Form 10QSB
period 1996-03-31
SVI HOLDINGS INC
filed 1996-06-25
CIK 866535

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1996

Commission file Number     33-36125-D

                   SVI Holdings, Inc.
(Exact name of registrant as specified in its charter.)

    Nevada                          84-1131608
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

9364 Cabot Drive, Suite B, San Diego, CA        92126
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(619) 693-4344

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $0.0001 Par Value - 12,077,800 shares as of
March 31, 1996.


PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                       SVI Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS AND SIX MONTHS
                           ENDED MARCH 31, 1996 AND 1995
                                    (Unaudited)



                            Three months ended          Six months ended
                                 March 31                    March 31
                            1996          1995            1996       1995

                        (10,000,000)  (10,000,000)  (10,000,000)  (10,000,000)

Net Sales                 3,493,876       129,431     3,684,153       268,675

Cost Of Goods Sold        2,754,116        15,146     2,765,114        27,656

                        ------------  ------------  ------------  ------------
Gross Profit                739,760       114,284       919,039       241,018

Selling, General and
Administrative
Expenses                    751,659       183,647     1,001,939       384,172

                        ------------  ------------  ------------  ------------
Loss from operations        (11,899)      (69,363)      (82,900)     (143,154)

Net interest                (20,638)      (31,538)      (67,287)      (58,286)

Unrealized foreign
 exchange gain              307,143                     307,143

                        ------------  ------------  ------------  ------------
Income/(Loss)from
continuing operations
before income taxes
and minority interests      274,606      (100,901)      156,956     (201,441)

Income Taxes                (50,235)                    (50,235)


                        ------------  ------------  ------------  ------------
Income / (loss) from
continuing operations
before minority
interests                   224,371      (100,901)      106,721      (201,441)

Minority Interest           (36,492)                    (36,492)

                        ------------  ------------  ------------  ------------
Income / (loss) from
continuing operations       187,879      (100,901)       70,229      (201,441)

Discontinued
Operations:
Profit (loss) from
operations of Tango
Products USA, Inc.                         (7,392)       28,368       (35,421)

                        ------------  ------------  ------------  ------------
Net Income/(loss)           187,879      (108,293)       98,597      (236,861)

Per share information:
Profit/(loss) from
continuing operations          0.02         (0.01)         0.01         (0.02)
Profit/(loss) from
discontinued
operations                       -             -             -             -

                        ------------  ------------  ------------  ------------
Net income/(loss)per
share                          0.02         (0.01)         0.01         (0.02)


Weighted Average
Number of Common
Shares Outstanding       11,972,467    10,319,800    11,679,467    10,319,800


                        SVI Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31    September 30
                                                        1996          1995
                                                    (Unaudited)
ASSETS

Current Assets
Pledged certificates of deposit                         700,000       700,000
Cash                                                     27,050             0
Accounts receivable                                   3,958,809        81,363
Inventories                                           1,540,018           738
Prepaid expenses and other current assets               166,111        81,683
                                                    ------------  ------------
Total current assets                                  6,391,988       863,784

Furniture and equipment, net of accumulated
 depreciation of $91,980 and $25,056                    305,067        28,041
Due from affiliate, unsecured non-interest bearing    1,078,022     1,078,022
License rights, net of accumulated amortization
 of $191,250 and $168,750                                33,750        56,250
Note receivable                                          90,344        90,344
Other Assets                                              1,027         1,027
Goodwill arising on acquisition of subsidiary         1,578,430
Net assets of discontinued operations                     3,003       148,454
                                                    ------------  ------------
                                                      9,481,630     2,265,922
                                                    ============  ============

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities

Lines of credit                                         699,400       699,399
Note payable                                                          173,840
Short Term Bank Loans                                 1,146,885
Bank Overdraft                                                          9,454
Accounts payable and accrued expenses                 3,445,996       535,653
Due to stockholders                                   2,286,944     2,604,163
                                                    ------------  ------------
Total current liabilities                             7,579,225     4,022,509

Minority interest in subsidiary                       3,094,491

Stockholders deficit

Preferred stock, $.0001 par value, 5,000,000
 shares authorized, none issued
Common stock, $.0001 par value, 50,000,000
 shares authorized, 12,077,800 issued and
 outstanding                                              1,208         1,032
Additional paid in capital                            5,747,736     4,757,227
Accumulated deficit                                  (6,416,249)   (6,514,846)
Cumulative translation adjustment                      (524,780)
                                                    ------------  ------------
Total stockholders deficit                           (1,192,085)   (1,756,587)
                                                    ------------  ------------
                                                      9,481,631     2,265,922
                                                    ============  ============


                      SVI Holdings, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                    Six Months ended March 31,
                                                        1996          1995
Cash flows from operating activities:

Net profit / (loss) from continuing operations           70,229      (201,439)
Net profit (loss) from discontinued operations           28,368       (35,421)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Depreciation and amortization                            28,618        26,225
Unrealized foreign exchange gain                       (307,143)
Minority interests share in income                       36,492
(Increase) decrease in:
Accounts receivable                                  (2,694,237)      (94,088)
Inventories                                            (139,290)          436
Prepaid expenses and other current assets                40,249       (80,140)
Net current assets of discontinued operations           145,451        13,150
Increase (decrease) in:
Accounts payable and accrued expenses                 1,290,690        54,872
                                                    ------------  ------------
Net cash used in operating activities                (1,500,573)     (316,405)

Cash flows from investing activities:

Purchase of furniture and equipment                     (75,073)       (1,517)
Disposal of furniture and equipment                      4,645
                                                    ------------  ------------
Net cash used in investing activities                   (70,428)       (1,517)

Cash flows from financing activities:

Sale of common stock                                    990,685
Increase (decrease) in bank overdraft                    (9,454)      (90,345)
(Decrease) increase in due to stockholders (net):      (317,219)      463,000
Repayment of note payable                              (173,840)
Increase in short term bank loans                     1,107,879
                                                    ------------  ------------
Net cash provided by financing activities             1,598,051       372,655

Net increase (decrease) in cash                          27,050        54,733
Cash and cash equivalents, beginning of period                -             -
                                                    ------------  ------------
Cash and cash equivalents, end of period                 27,050         54,733
                                                    ============  ============

                          SVI HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Basis of Preparation

    The accompanying consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all the periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting policies followed by the Company are described in the notes to the financial statements in its Annual Report on form 10-KSB for the year ended September 30, 1995. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's form 10-KSB for the fiscal year ended September 30, 1995.

    The results of operations for the three months and six months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

    On December 8, 1995, the Company sold the net assets and related operations of Tango Products USA, Inc., a wholly owned and fully consolidated subsidiary. Operating results of Tango Products USA, Inc. for the quarters and six months ended March 31, 1996 and March 31, 1995 are shown separately in the accompanying statement of operations. Except as otherwise noted, all other adjustments are of a continuing and recurring nature.

    On June 18, 1996, the Company closed an agreement for the acquisition of 51% of Soft Line Holdings (Pty) Ltd and subsidiaries effective March 1, 1996. Soft Line Holdings (Pty) Ltd. is a holding company with subsidiaries operating as developers and distributors of computer software and distributors of computers and related products. Soft Line Holdings (Pty) Ltd. is located in South Africa. The wholly owned subsidiaries of Soft Line Holdings (Pty) Ltd. are Soft Line Business Systems (Pty) Ltd. which operates as a developer and distributor of computer software and distributors of computers and related products, Vantage Distribution (Pty) Ltd which operates as a distributor of hardware products to resellers, Soft Line Natal (Pty) Ltd and Soft Line Cape
(Pty) Ltd. Both Soft Line Natal (Pty) Ltd and Soft Line Cape (Pty) Ltd operate as regional branches of Soft Line Business Systems (Pty) Ltd. On March 1, 1996 Soft Line Holdings (Pty) Ltd formed a new company, Computer Parts (Pty) Ltd in which it has an 85% holding. Computer Parts (Pty) Ltd operates as a distributor of computer memory chips, CPU's and peripheral products.

    The acquisition of Soft-Line Holdings (Pty) Ltd was completed by a note payable by SVI Holdings Inc. to Soft Line Holdings (Pty) Ltd for the amount of R 14,285,714 payable in South African Rand. At the effective date of the acquisition, March 1, 1996, the equivalent US Dollar amount was $ 3,671,428. At the end of the quarter, March 31, 1996 the equivalent US Dollar amount was $ 3,364,286 resulting in an unrealized foreign exchange gain for the quarter of US$ 307,143.

    The note payable is unsecured and interest free. The period of payment is subject to closing of financing. The Company is currently negotiating the raising of finance for the payment of the note by means of the private placement of the Company's securities.

    The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Soft Line Holdings (Pty) Ltd. had occurred on October 1, 1994. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of the results which may occur in the future.



                       SVI Holdings, Inc. and Subsidiaries
                 CONSOLIDATED PRO-FORMA STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS AND SIX MONTHS
                           ENDED MARCH 31, 1996 AND 1995
                                    (Unaudited)


                            Three months ended          Six months ended
                                 March 31                    March 31
                            1996          1995            1996       1995


Net sales                 5,194,860     1,253,591     6,554,852     2,062,488
                        ============  ============  ============  ============
Income / (loss) from
discontinued
operations                        -        (7,392)       28,368       (35,420)

Income / (loss) from
continuing operations       205,541       (70,973)       90,443      (149,658)
                        ------------  ------------  ------------  ------------
Net income / (loss)         205,541       (78,365)      118,811      (185,078)
                        ============  ============  ============  ============

    In the quarter ended December 31, 1995, the company sold 600,000 shares of common stock through private placements with prices ranging from $0.50 to $0.75 per share for a total consideration of $ 425,000. An option for the purchase of 1,000,000 shares of common stock at an exercise price of $0.375 per share was exercised for a total consideration of $375,000.

    In the quarter ended December 31, 1995, the company issued 391,810 employee options under the Company's stock incentive plan at an exercise price of $0.50 per share. An additional 900,000 non-employee options were issued to consultants of the company with exercise prices ranging from $0.30 to $0.75 per share.

    In the quarter ended March 31, 1996, the company sold 21,800 shares of common stock through private placements for $3.61 per share for a total consideration of $ 78,698. Employees issued options for the purchase of shares under the Company's stock incentive plan exercised their options to purchase a total of 136,200 shares at prices ranging from $ 0.75 to $ 0.825 for a total consideration of $ 111,990.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of operations

    For the three months ended March 31, 1996, revenues from continuing operations increased by $ 3,364,445 in comparison with the same period in the previous year. This increase is attributable to the acquisition of Soft Line Holdings (Pty) Ltd and subsidiaries ("Soft Line"). Results of the operations of Soft Line are consolidated for one month in the quarter ended March 31, 1996.

    Revenues per the Pro-Forma Statements of Operations for the quarter ended March 31, 1996 increased by $ 3,941,269 in comparison with the same period in the previous year. This increase is attributable to the addition of a number of new agencies and products by Soft Line. The following factors contributed significantly to this increase:

a) release of the Windows95 version of the Brilliant Accounting package in March 1996.

b) entry by Soft Line into the distribution of computer memory and CPU's via the newly formed Computer Parts subsidiary.

c) addition of new lines of hardware and software products including the Olicom range of networking products and Hitachi monitors and storage devices.

    Cost of sales increased relative to sales for the quarter ended March 31, 1996 in comparison with the same period of the previous year. This increase is attributable to the acquisition of Soft Line and reflects the higher cost of sales inherent in the development and distribution of software and the distribution of hardware in comparison with the development and distribution of computer training materials and site licenses.

    Selling, General and Administrative expenses increased to $ 751,659 for the quarter ended March 31, 1996 in comparison with $ 183,647 in the quarter ended March 31, 1995. Significant factors contributing to this increase were costs incurred in identifying and investigating Soft Line and other potential acquisitions, and costs incurred in providing for additional infrastructure required to promote and service additional product lines and distribution agencies acquired by Soft Line.

    Foreign income taxes of $ 50,235 were paid by Soft Line in the quarter ended March 31, 1996. Net operating loss carry forwards available to SVI Holdings are not available to offset the tax liabilities of the foreign subsidiary.

    An unrealized foreign exchange gain of $ 307,143 arose on the acquisition of Soft Line. It is also expected that foreign exchange gains or losses will arise in future as the result of transactions occurring between SVI and Soft Line in the normal course of business.

    Income from continuing operations of $ 187,879 was earned for the quarter ended March 31, 1996 compared with a loss from continuing operations of $ 108,293 for the quarter ended March 31, 1995. This reflects the increased gross profit of $ 739,760 for the quarter ended March 31, 1996 ($ 114,284 for the quarter ended March 31, 1995) and the unrealized foreign exchange gain earned in this quarter, being offset by increased Selling, General and Administrative expenditure.

    At March 31, 1996, SVI had a deferred tax asset of approximately
$ 2,256,000 ($ 2,296,000 at September 30, 1995) resulting from net operating loss carry forwards, which has been offset in its entirety by a valuation allowance. These carry forwards may be used to offset future taxable income, expiring from the year 2005 to 2010.

Financial Condition

    At March 31, 1996, the Company had a working capital surplus of $ 1,099,707. This is an increase from the deficit of $554,562 at September 30, 1995. The increase in working capital of $1,654,269 is attributable to sales of common stock of $990,685 issued in the six months ended March 31, 1996 and increases in short term bank loans of $1,107,879 in the six months ended March 31, 1996. The bank loans comprise loan facilities made available to Soft Line by commercial South African banks. The Company is seeking additional funding through a private placement of the Companies' securities. In addition, the Company is investigating various sources of loan financing. However, there can be no assurances that the Companies' efforts to raise additional funds will be successful.

PART II. - OTHER INFORMATION

Item 5. Other Information

    On June 18, 1996, the Company closed an agreement for the acquisition of 51% Soft Line Holdings (Pty) Ltd and subsidiaries effective March 1, 1996. Soft Line Holdings (Pty) Ltd. is a holding company with subsidiaries operating as developers and distributors of computer software and distributors of computers and related products. Soft Line Holdings (Pty) Ltd. is located in South Africa. The wholly owned subsidiaries of Soft Line Holdings (Pty) Ltd. are Soft Line Business Systems (Pty) Ltd. which operates as a developer and distributor of computer software and distributors of computers and related products, Vantage Distribution (Pty) Ltd which operates as a distributor of hardware products to resellers, Soft Line Natal (Pty) Ltd and Soft Line Cape
(Pty) Ltd. Both Soft Line Natal (Pty) Ltd and Soft Line Cape (Pty) Ltd operate as regional branches of Soft Line Business Systems (Pty) Ltd. On March 1, 1996 Soft Line Holdings (Pty) Ltd formed a new company, Computer Parts (Pty) Ltd in which it holds 85% of the outstanding common stock. Computer Parts (Pty) Ltd operates as a distributor of computer memory chips, CPU's and peripheral products.

    The acquisition of Soft-Line Holdings (Pty) Ltd was completed by the issuance of a note payable by SVI Holdings Inc. to Soft Line Holdings (Pty) Ltd in the amount of R 14,285,714 payable in South African Rand (the "Note"). At the effective date of the acquisition, March 1, 1996, the equivalent US Dollar amount was $ 3,671,428. At the end of the quarter, March 31, 1996, the equivalent US Dollar amount was $ 3,364,286 resulting in an unrealized foreign exchange gain for the quarter of US$ 307,143.

    The note is unsecured and bears no interest. The period of payment is subject to closing of financing to pay the Note. The Company is currently negotiating the financing for payment of the note by means of the private placement of the Company's securities.

    It is impractical at this time to provide financial statements and pro-forma financial information with respect to this acquisition. The Company will provide such information as soon as practicable.

Item 6. Exhibits and Reports on Form 8-K


(a)    Exhibits


Exhibit                  Description
2.1      Asset Purchase Agreement dated as of October 1, 1994 among Cabinets
         Galore, Inc., Cabinets Galore Orange County, Inc., Sabica Ventures,
         Inc. and Barry Jacobs - Incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-KSB for the year ended
         September 30, 1995.

3.1 Articles of Incorporation - Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended
         December 31, 1993.

3.2      Bylaws - Incorporated by reference to Exhibit 3.2 to the Company's
         Annual Report on Form 10-KSB for the year ended December 31, 1993.

10.1     Incentive Stock Option Plan - Incorporated by reference to Exhibit
         10.1 to the Company's Annual Report on Form 10-KSB for the year ended
         September 30, 1994.

10.2     Distribution Agreement dated November 25, 1992 between Tango
         Proprietary Limited and Tango Products USA, Inc. - Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form
         10-KSB for the year ended September 30, 1994.



                        SVI Holdings, Inc.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SVI Holdings, Inc.
                                   Registrant


June 24, 1996                      Russell Schechter
Date                               Vice President / Secretary

                                   Signing on behalf of the registrant
                                   and as principal financial officer.