Form 10QSB/A
period 1996-03-31
SVI HOLDINGS INC
filed 1996-08-19
CIK 866535

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB/A


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

SVI HOLDINGS, INC.
PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27. Financial Data Schedule.


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SVI Holdings, Inc.
                                         Registrant

Date: August 19,1996                     By /S/ Russell Schechter
      --------------                           ------------------------
                                               Russell Schechter
                                               Vice President / Secretary

                                               Signing on behalf of the
                                               registrant and as principal
                                               financial officer.