Form 10QSB
period 1996-06-30
SVI HOLDINGS INC
filed 1996-08-19
CIK 866535

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1996

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

     Common Stock, $0.0001 Par Value - 12,177,800 shares as of
June 30, 1996.


PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                       SVI Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS AND NINE MONTHS
                           ENDED JUNE 30, 1996 AND 1995
                                    (Unaudited)



                            Three months ended          Nine months ended
                                 June 30                    June 30
                            1996          1995            1996       1995


Net Sales                 6,575,697       149,563    10,259,850       418,238

Cost Of Goods Sold        4,971,050        13,389     7,736,164        41,045

                        ------------  ------------  ------------  ------------
Gross Profit              1,604,647       136,174     2,523,686       377,193
Selling, General and
Administrative
Expenses                  1,433,681       186,148     2,435,620       570,320

                        ------------  ------------  ------------  ------------
Income / (Loss) from
 operations                 170,966      (49,974)        88,066      (193,127)

Net interest                (84,762)     (78,862)      (152,049)     (137,148)

Unrealized foreign
 exchange gain               65,045                     372,188

                        ------------  ------------  ------------  ------------
Income/(Loss)from
continuing operations
before income taxes
and minority interests      151,249      (128,836)      308,205     (330,275)

Income Taxes                (55,200)                   (105,435)


                        ------------  ------------  ------------  ------------
Income / (loss) from
continuing operations
before minority
interests                    96,049      (128,836)      202,770      (330,275)

Minority Interest           (58,375)                    (94,867)

                        ------------  ------------  ------------  ------------
Income / (loss) from
continuing operations        37,674      (128,836)      107,903      (330,275)

Discontinued
Operations:
Profit (loss) from
operations of Tango
Products USA, Inc.                        (22,531)       28,368       (57,951)

                        ------------  ------------  ------------  ------------
Net Income/(loss)            37,674      (151,367)      136,271      (388,226)

Per share information:
Profit/(loss) from
continuing operations            -          (0.01)         0.01         (0.03)
Profit/(loss) from
discontinued
operations                       -             -             -          (0.01)

                        ------------  ------------  ------------  ------------
Net income/(loss)per
share                            -          (0.01)         0.01         (0.04)


Weighted Average
Number of Common
Shares Outstanding       12,077,800    10,319,800    11,812,244    10,319,800


                        SVI Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30    September 30
                                                        1996          1995
                                                    (Unaudited)
ASSETS

Current Assets
Pledged certificates of deposit                         700,000       700,000
Cash                                                     25,455             0
Accounts receivable                                   2,640,866        81,363
Inventories                                           1,571,303           738
Prepaid expenses and other current assets               166,735        81,683
                                                    ------------  ------------
Total current assets                                  5,104,359       863,784

Furniture and equipment, net of accumulated
 depreciation of $106,069 and $25,056                   373,710        28,041
Due from affiliate, unsecured non-interest bearing    1,078,022     1,078,022
License rights, net of accumulated amortization
 of $202,500 and $168,750                                22,500        56,250
Note receivable                                          90,344        90,344
Other Assets                                              1,027         1,027
Goodwill arising on acquisition of subsidiary         2,009,547
Net assets of discontinued operations                         -       148,454
                                                    ------------  ------------
                                                      8,679,509     2,265,922
                                                    ============  ============

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities

Lines of credit                                         699,400       699,399
Note payable                                                          173,840
Short Term Bank Loans                                   980,831
Bank Overdraft                                                          9,454
Accounts payable and accrued expenses                 2,793,442       535,653
Due to stockholders                                   1,944,203     2,604,163
                                                    ------------  ------------
Total current liabilities                             6,417,876     4,022,509

Minority interest in subsidiary                       3,152,738

Stockholders deficit

Preferred stock, $.0001 par value, 5,000,000
 shares authorized, none issued
Common stock, $.0001 par value, 50,000,000
 shares authorized, 12,177,800 issued and
 outstanding                                              1,218         1,032
Additional paid in capital                            6,122,729     4,757,227
Accumulated deficit                                  (6,378,575)   (6,514,846)
Cumulative translation adjustment                      (636,477)
                                                    ------------  ------------
Total stockholders deficit                             (891,105)   (1,756,587)
                                                    ------------  ------------
                                                      8,679,509     2,265,922
                                                    ============  ============


                      SVI Holdings, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                    Nine Months Ended June 30,
                                                        1996          1995
Cash flows from operating activities:

Net profit / (loss) from continuing operations          107,903      (330,275)
Net profit (loss) from discontinued operations           28,368       (57,951)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Depreciation and amortization                            58,472        39,075
Unrealized foreign exchange gain                       (372,188)
Minority interests share in income                       94,867
(Increase) decrease in:
Accounts receivable                                  (1,253,010)     (139,705)
Inventories                                            (164,234)      (26,181)
Prepaid expenses and other current assets                39,269      (104,924)
Net current assets of discontinued operations           148,454       (47,133)
Increase (decrease) in:
Accounts payable and accrued expenses                   101,038       376,644
                                                    ------------  ------------
Net cash used in operating activities                (1,211,060)     (290,451)

Cash flows from investing activities:

Purchase of furniture and equipment                    (160,876)       (3,004)
Disposal of furniture and equipment                       4,645
                                                    ------------  ------------
Net cash used in investing activities                  (156,231)       (3,004)

Cash flows from financing activities:

Sale of common stock                                  1,365,688
Increase (decrease) in bank overdraft                    (9,454)      (90,345)
(Decrease) increase in due to stockholders (net):      (659,960)      504,516
Repayment of note payable                              (173,840)      (41,282)
Increase in short term bank loans                       870,311
                                                    ------------  ------------
Net cash provided by financing activities             1,392,745       372,889

Net increase (decrease) in cash                          25,455        79,434
Cash and cash equivalents, beginning of period                -             -
                                                    ------------  ------------
Cash and cash equivalents, end of period                 25,455         79,434
                                                    ============  ============

                          SVI HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Basis of Preparation

    The accompanying consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all the periods presented have been made.

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

    The results of operations for the three months and nine months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

    On December 8, 1995, the Company sold the net assets and related operations of Tango Products USA, Inc., a wholly owned and fully consolidated subsidiary. Operating results of Tango Products USA, Inc. for the quarters and nine months ended June 30, 1996 and June 30, 1995 are shown separately in the accompanying statement of operations. Except as otherwise noted, all other adjustments are of a continuing and recurring nature.

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

    The acquisition of Soft-Line Holdings (Pty) Ltd was completed by a note issued by SVI Holdings Inc. to Soft Line Holdings (Pty) Ltd for the amount of R 14,285,714 payable in South African Rand. At the effective date of the acquisition, March 1, 1996, the equivalent US Dollar amount was $ 3,671,428. At the end of the quarter, June 30, 1996 the equivalent US Dollar amount was $ 3,299,241 resulting in an unrealized foreign exchange gain of US$ 372,188 at June 30, 1996.

    The note payable is unsecured and interest free. The period of payment is subject to closing of financing. The Company is currently negotiating financing for the payment of the note by means of the private placement of the Company's securities.

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



                       SVI Holdings, Inc. and Subsidiaries
                 CONSOLIDATED PRO-FORMA STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS AND SIX MONTHS
                           ENDED MARCH 31, 1996 AND 1995
                                    (Unaudited)


                            Three months ended          Nine months ended
                                 June 30                    June 30
                            1996          1995            1996       1995


Net sales                 6,575,697     1,913,514    13,130,549     2,062,488
                        ============  ============  ============  ============
Income / (loss) from
discontinued
operations                        -       (22,531)       28,368       (57,951)

Income / (loss) from
continuing operations        37,674       (83,850)      128,117      (233,508)
                        ------------  ------------  ------------  ------------
Net income / (loss)          37,674      (106,381)      156,485      (291,459)
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

In the quarter ended June 30, 1996, the company sold 100,000 shares of common stock through private placements for $3.75 per share for a total consideration of $ 375,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of operations

    For the three months ended June 30, 1996, revenues from continuing operations increased by $ 6,426,134 in comparison with the same period in the previous year. This increase is primarily attributable to the acquisition of Soft Line Holdings (Pty) Ltd and subsidiaries ("Soft Line").

    Revenues per the Pro-Forma Statements of Operations for the quarter ended June 30, 1996 increased by $ 4,662,183 in comparison with the same period in the previous year. This increase is attributable to the addition of a number of new agencies and products by Soft Line. The following factors contributed significantly to this increase:

a) release of the Windows95 version of the Brilliant Accounting package in March 1996.

b) entry by Soft Line into the distribution of computer memory and CPU's via the newly formed Computer Parts subsidiary.

c) addition of new lines of hardware and software products including the Olicom range of networking products and Hitachi monitors and storage devices.

    Cost of sales increased relative to sales for the quarter ended June 30, 1996 in comparison with the same period of the previous year. This increase is attributable to the acquisition of Soft Line and reflects the higher cost of sales inherent in the development and distribution of software and the distribution of hardware in comparison with the development and distribution of computer training materials and site licenses.

    Selling, General and Administrative expenses increased to $ 1,433,681 for the quarter ended June 30, 1996 in comparison with $ 186,148 in the quarter ended June 30, 1995. Significant factors contributing to this increase were costs incurred in identifying and investigating Soft Line and other potential acquisitions, and costs incurred in providing for additional infrastructure required to promote and service additional product lines and distribution agencies acquired by Soft Line. Additionally, the release of a software application by SVI Training Products which allows site licence holders to customize course materials required the reformatting of all existing course materials. The costs of this development work has been written off as incurred.

    Foreign income taxes of $ 55,200 were paid by Soft Line in the quarter ended June 30, 1996. Net operating loss carry forwards available to SVI Holdings are not available to offset the tax liabilities of the foreign subsidiary.

    An unrealized foreign exchange gain of $ 372,188 arose for the period from March 1, 1996 to June 30, 1996 on the acquisition of Soft Line. It is also expected that foreign exchange gains or losses will arise in future as the result of transactions occurring between SVI and Soft Line in the normal course of business.

    Income from continuing operations of $ 37,674 was earned for the quarter ended June 30, 1996 compared with a loss from continuing operations of $ 128,836 for the quarter ended June 30, 1995. This reflects the increased gross profit of $ 1,604,647 for the quarter ended June 30, 1996 ($ 136,174 for the quarter ended June 30, 1995) and the unrealized foreign exchange gain earned in this quarter, being offset by increased Selling, General and Administrative expenditure.

    At June 30, 1996, SVI had a deferred tax asset of approximately $ 2,300,000 ($ 2,296,000 at September 30, 1995) resulting from net operating loss carry forwards, which has been offset in its entirety by a valuation allowance. These carry forwards may be used to offset future taxable income, expiring from the year 2005 to 2010.

Financial Condition

    At June 30, 1996, the Company had a working capital surplus of $ 630,686. This is an increase from the deficit of $554,562 at September 30, 1995. The increase in working capital of $1,185,248 is attributable to sales of common stock of $1,365,688 issued in the nine months ended June 30, 1996 and increases in short term bank loans of $870,311 in the nine months ended June 30, 1996. The bank loans comprise loan facilities made available to Soft Line by commercial South African banks. The Company is seeking additional funding through a private placement of the Companies' securities. In addition, the Company is investigating various sources of loan financing. However, there can be no assurances that the Companies' efforts to raise additional funds will be successful.

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

27       Article 5 Financial Data Schedule for the third quarter of 1996.
                        SVI Holdings, Inc.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SVI Holdings, Inc.
                                   Registrant


August 19, 1996                      Russell Schechter
Date                               Vice President / Secretary

                                   Signing on behalf of the registrant
                                   and as principal financial officer.