Form 10KSB
period 1996-09-30
SVI HOLDINGS INC
filed 1997-05-23
CIK 866535

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended: September 30, 1996

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

                         Commission File No. 33-36125-D

                               SVI HOLDINGS, INC.
                 -----------------------------------------------
                 (Name of Small Business Issuer in its Charter)



                  NEVADA                                 84-1131608
     ---------------------------------            -------------------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                Identification Number)

             9364 CABOT DRIVE, SUITE B, SAN DIEGO, CALIFORNIA 92126
            -------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (619) 693-4344

Securities registered under Section 12(b) of the Exchange Act:  NONE.

Securities registered under Section 12(g) of the Exchange Act:  NONE.

Name of each exchange on which registered:  NONE.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                    ----       ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues from continuing operations for the fiscal year ended September 30, 1996 were $130,871.

The aggregate market value of the Issuer's voting stock held by non-affiliates was $10,838,528 as of March 31, 1997.

As of March 31, 1997, 13,919,284 shares of the Issuer's common stock were outstanding.

Documents incorporated by reference:  None.

This Form 10-KSB consists of 152 pages. Exhibits are indexed at page 16.

Currency Translation

         Unless otherwise indicated, references in this report to "Australian Dollar" or "A$" are to Australian Dollars, references in this report to "Rand" or "R" are to South African Rand. On September 30, 1996, the market average exchange rate was approximately A$1.26 and R 4.59 per U.S. dollar. Unless otherwise indicated, U.S. dollar equivalent information of foreign currencies for a period is based on the average of the daily exchange rates for the days in the period, and U.S. dollar information as of a specified date is based on the exchange rate for that date unless otherwise indicated. Certain numbers in this report have been rounded.

Cautionary Statement Regarding Forward-Looking Information

         Certain statements contained in this report regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934, as amended). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under "Risk Factors." The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after September 30, 1996 or to reflect the occurrence of unanticipated events.

                  PART I


ITEM 1.           Description of Business.

General

         SVI Holdings, Inc., formerly known as Wilson Capital, Inc. (the "Company"), is a Nevada corporation which maintains its principal place of business at 9364 Cabot Drive, Suite B, San Diego, California 92126 and its telephone number is (619) 693-4344.

         The Company is a holding company and has no operating business except through its direct and indirect subsidiaries. On February 2, 1994, the Company acquired Sabica Ventures, Inc. ("Sabica") through an exchange of 9,000,000 shares of the Company's common stock for all of the issued and outstanding common stock of Sabica (the "Acquisition"). Before the Acquisition, the Company's activities had been limited to organizational matters and the sale of 1,000,000 Units consisting of the Company's $.0001 par value common stock and one Common Stock Purchase Warrant. Each Warrant entitles the holder to purchase one share of common stock at $7.00 during the two-year period commencing on the effective date of a Post-Effective Amendment to the Company's Registration Statement that has yet to be filed.

         Sabica, a California corporation, formed in February 1990, is a holding company which owns all of the equity interest in SVI Training Products, Inc. ("Training"), and Tango Products USA, Inc. ("Tango"). The Company continued the business of Sabica, whose goal is to develop its earnings base by investment and acquisition of innovative companies operating in potential growth industries. The Company's primary and current focus in identifying such opportunities is concentrated in the computer industry, where management has significant experience. The Company is currently targeting several potential acquisitions which will fit its target profile of companies marketing proven and profitable products into emerging markets. Management has had previous experience in many of these markets. The Company's strategy is to obtain a controlling equity position in the acquired company, and complement the strengths of the existing management by providing sound financial practices and entrepreneurial flair.

         Consistent with the Company's new strategy, in August 1994, the Company decided to discontinue the business of Cabinets Galore, Inc. ("CGI"), and in October 1994, sold the assets to a previous president of CGI. CGI, which manufactures cabinets and modular melamine furniture, had experienced reduced sales and poor margins due to adverse market conditions, and did not form part of the Company's focus. Also, in September 1995, the Company decided to sell its exclusive distribution rights, inventory, and the fixed assets of Tango Products USA, Inc. to ASAP Factors, Inc.

         In February 1996 the Company entered into an agreement with the management of Softline Business Systems (Proprietary) Limited ("Softline") to acquire 100% of Softline for R 7,500,000.00 (US$ 1,927,500 at March 1, 1996).
Management of Softline, which held 15% of the equity in Softline, simultaneously entered into an agreement to purchase 85% of the outstanding issued share capital in Softline from Persetel Holdings Limited ("Persetel"). On February 12, 1996, Claudav Holdings B.V., the majority stockholder of SVI Holdings, Inc. entered into an agreement with Credit Bancorp Limited to provide financing for the acquisition of Softline. Despite repeated assurances from Credit Bancorp and affiliated parties, such funding failed to materialize. In March 1996, funding for the payment of the outstanding purchase price was provided by a consortium of investors (the "Consortium"). It was agreed between SVI and the consortium that a new company, Softline Holdings (Proprietary) Limited ("Softline Holdings") would be formed which would hold 100% of Softline. SVI would hold 50% of the issued share capital of Softline Holdings with the balance of 50% being held by the Consortium and Softline management. As payment for its 50% interest in Softline Holdings, SVI agreed to provide R 14,250,000 (US$ 3,355,875 at March 31, 1996).

         Although no fixed date was set for the payment of the amount outstanding for the interest of SVI in Softline, it was agreed that such payment would be made prior to the listing of Softline on the Johannesburg Stock Exchange (the "JSE"). In order to finance the acquisition, SVI entered into various contracts to secure funding through private placements and secured loans, but despite the binding nature of such agreements, none of the funding parties complied with their contractual commitments to provide such funding.

         In August 1996, Softline entered into negotiations for the listing of Softline on the JSE via the acquisition of Benoni Gold Mining Limited ("Benoni"), a "cash shell" listed on the JSE. In view of the impending listing of Softline and the fact that the contracted sources for the provisions of funding of the acquisition of Softline had failed to materialize, the Company entered into negotiations with Softline management and the Consortium. As a result of these negotiations, it was agreed that the Company would provide an amount of R 9,627,200 (US$ 2,097,767 at September 30, 1996) and the interest of SVI in Softline would be adjusted to 40.25% of the outstanding common shares.

         Funding for the amount paid to Softline of R 9,627,200 (US$ 2,097,767 at September 30, 1996) was raised by the private placement of the Company's securities and a loan from Sudash (Pty) Ltd ("Sudash") of R 8,280,000 (US$ 1,804,212 at September 30, 1996). Sudash is a South African company owned by Barry Schechter, SVI's Chief Executive Officer. The loan is interest free and secured by the Company's shares in Softline.

         On February 19, 1997, the acquisition of Benoni was completed and Softline was listed in the Industrial - Electronics sector of the JSE as Softline Limited. In terms of the agreement with the existing shareholders of Benoni and the exercise of options in Softline, the Company's holding in Softline was diluted to 29% of the outstanding issued share capital of Softline Limited amounting to 48,639,000 shares of common stock. The Current market value of the investment in Softline by SVI was US$ 20,865,000 at March 21, 1997.

         Mr. Barry Schechter is a member of the Board of Directors of Softline serving as a representative of the Company.

         On November 5, 1996, the Company entered into agreements for the acquisition of Divergent Technologies Pty, Ltd.("Divergent"), an Australian information technology company. The Company acquired 100% of the outstanding issued share capital of Divergent comprising 1,500,000 Ordinary shares and 52,500 "E" Class Redeemable Preference shares and the exclusive worldwide technology rights (the "Technology Rights") for the "dOLPHIN" and "dPOSit" software products.

         The purchase price for Divergent was A$ 5,177,720 (United States $4,076,945 at November 5, 1996) and the option to purchase 1,600,000 shares of the Company's common stock at a price of $1.75 for two years. The Technology Rights were acquired in exchange for 1,300,000 shares of the common stock of the Company. The Company intends to finance the acquisition of Divergent by the sale of a portion of its investment in Softline. On February 27, 1997, the outstanding purchase price for Divergent was secured by a pledge of 10,000,000 shares of Softline.

         On March 12, 1997, the "E" Class Redeemable Preference shares were redeemed for cash and the exchange of 52,383 shares of the Company's common stock.

SOFTLINE HOLDINGS LIMITED

         Softline Holdings Limited (Softline) is a holding company with subsidiaries operating as developers and distributors of computer software and distributors of computers and related products. Softline is located in South Africa and is listed in the Industrial - Electronics sector of the Johannesburg Stock Exchange. The wholly owned subsidiaries of Softline Holdings Limited are:

Soft Line Business Systems (Pty) Ltd., which operates as a developer and distributor of computer software and distributors of computers and related products.

Vantage Distribution (Pty) Ltd which operates as a distributor of hardware products to resellers.

Soft Line Natal (Pty) Ltd and Soft Line Cape (Pty) Ltd., both of which operate as regional branches of Soft Line Business Systems (Pty) Ltd.

Ultra Technologies, which is a systems integrator providing network and internet solutions.

Masterskill Training, a training provider to the entire business and corporate sector in information technology skills and human resource development.

Computer Parts (Pty) Ltd operates as a distributor of computer memory chips,PC CPU's and peripheral products.

DIVERGENT TECHNOLOGIES PTY LTD

         Divergent Technologies Pty Ltd. ("Divergent") is an Australian information technology company with locations in Sydney, Melbourne and Brisbane. Specializing in point of sale systems, Divergent provides comprehensive solutions for clients' information system requirements through sales of hardware and software and the provision of implementation, support and training services.

         Divergent's products and services are primarily provided for clients utilizing client/server architecture for their information technology solutions. Client/server architecture utilizes multiple terminals and workstations linked to larger computers and includes internet and intranet solutions. This encompasses larger businesses with multiple locations and Australian State and Federal Government bodies.

         Divergent's market leading systems include the dOLFIN Financial Management System for retail distribution and manufacturing companies, the dPOSit Retail, Management and point-of-sale system for multi-store specialty retailers and RAGS Computer Systems which are designed specifically for the garment industry. Divergent's business systems provide complete integration of all business activities into a single business system.

         Divergent is currently investigating opportunities to include additional platforms and expand into markets in the Pacific Rim and Asia.

SVI TRAINING PRODUCTS, INC.

         SVI Training Products, Inc. ("Training") develops and distributes computer software Training courses designed for use in an instructor-led training environment. Training products are either sold as individual manuals and instructor guides, or provided to customers on a limited site license basis.

         Site licensing allows the customer to utilize products to train an unlimited number of people for a fixed annual fee, and provides Training with a recurring annual income stream upon renewal. To date, license renewals have exceeded 90% of the original licenses sold. A majority of the licenses sold have been provided on disk, which allows customers some flexibility in the customization of course materials.

         Training is generally able to provide premium quality products at a lower cost than competitors. Training uses a network of specialized subcontractors in the development of materials on a project basis which allows for the fast, simultaneous development of multiple courses. The use of subcontractors on a project basis allows Training access to diverse skills without incurring commitments to additional fixed overhead. An international joint development agreement initially contributed to lower development costs; however, this agreement was discontinued during the current year as the benefits were diminishing with the maturation of the local network of developers and it restricted access to a potentially lucrative foreign market. Timely introduction of new products is important in accessing competitors' existing customer bases. At September 1996, Training had developed in excess of 150 training modules, which provide a significant barrier to entry for competitors. Management believes that larger competitors will find it difficult to compete on the basis of price with Training due to higher development costs and existing large overhead structures.

         Training markets products through direct mail, trade shows and telemarketing. Training uses both in-house and independent representatives, and has established sales offices in Sacramento and San Francisco. Customers include universities, large corporations, government agencies and training schools. Training has also concluded a royalty agreement with a distributor in the United Kingdom and is in the process of negotiating agreements to open distribution to additional foreign markets. In 1996 Training received a GSA contract which will allows government agencies to purchase products from Training at predetermined prices.

         In October 1996, Training commenced distribution of installation and customization software to its site license customers. This software is provided on a CD-Rom and provides a simple method for clients to customize the existing courseware library to their specific requirements.

         It is the intention of Training to continue to broaden its base of products and expand its markets both domestically and overseas.

         Training currently has 5 full time employees.

TANGO PRODUCTS USA, INC.

         Tango Products USA, Inc. ("Tango") held exclusive rights for the U.S., Canada, Mexico and Southern Africa on a royalty-free basis for the distribution and sale of the Australian-manufactured Tango range of thermoplastic drinkware and tabletop products ("Tango Products").

         Tango's products are primarily constructed of Lexan, a polycarbonate material developed by General Electric. Lexan is widely used in applications requiring extraordinary transparency and strength such as bullet-proof "glass", riot shields and aircraft canopies. The technology applied in manufacturing products by Tango in Australia complements the unique qualities of Lexan by resulting in finished goods of award winning design and glass-like clarity.

         An agreement for the sale of the rights of the Tango product range was concluded in December 1995. All the fixed assets, inventory and distribution rights were sold to ASAP Factors, Inc (the "Buyer"). In addition to the value of fixed assets and inventory, Tango received a payment of $80,000 for goodwill. As part of the sale agreement, Tango will receive a royalty of 5% of gross revenues in excess of $1,200,000 per year until December 31, 1999.

          A variety of factors influenced the decision to discontinue this operation. Management believes that the Buyer's existing channels of distribution into retail markets should significantly expand the market opportunities for the product beyond the current focus in the food service and hospitality industries. Entry to these markets would have required the investment of significant managerial and financial resources by the Company. Management believes that the royalty arrangement allows the company to benefit from entry to these markets, if successful, without the attendant risks associated with the development of new markets for the product. Management also believes that the operations of Tango did not conform to the Company's primary focus in the Computer industry. The sale of Tango will allow the Company to focus both managerial and financial resources on acquisitions of computer related companies which management believes present significant opportunities.


Risk Factors

         The securities of the Company are speculative in nature and involve a high degree of risk. In addition to the other information contained in this report, shareholders should carefully consider the following risk factors.

         Risks Relating To Operations In South Africa. Some of the Company's operations are conducted through its direct and indirect subsidiaries located in South Africa. The conduct of the Company's business in South Africa exposes the Company to certain risks, including the following:

           Political Risks. Historically, the social structure of South Africa was governed according to the apartheid system. Racial tensions in South Africa have from time to time resulted in social unrest, strikes, riots and other sporadic localized violence. The apartheid system also resulted in the imposition of international financial and trade sanctions against South Africa. Although a new interim constitution was adopted providing for universal suffrage and the first national election under the new constitution took place in April 1994, there can be no assurance that social unrest, which could range in magnitude from civil disobedience to civil war, will not occur. In addition, certain other countries in the region are currently engaged in or have had civil war with the corresponding severe adverse economic and social conditions and effects. Moreover, there can be no assurance as to the economic and tax policies which the South African government may pursue and whether those policies may include nationalization, expropriation and confiscatory taxation. Nationalization, expropriation or confiscatory taxation, as well as currency blockage, political changes, government regulation, strikes, political or social instability or diplomatic developments could adversely affect the economy of South Africa and could have a material adverse effect on the Company.

         Risks Related to Currency Exchange. Some of the Company's operating subsidiaries do business in South African Rand and the Company's revenues derived therefrom are generally received in such currency. Historically, there has been significant inflation in South Africa (averaging 10-15% per annum in recent years) and significant fluctuations in the exchange rate of the South African Rand. Because South Africa's inflation rate would impact its economy both domestically and internationally, and higher levels of inflation have frequently reduced the real return on capital and investment, South Africa's level of inflation may increase the Company's risk related to currency fluctuation. The U.S. Dollar equivalent of the Company's net assets and results of operations will be adversely affected by reductions in the value of the Rand relative to the U.S. Dollar. Similarly, if the exchange rate declines between the time the Company incurs expenses in other currencies and the time cash expenses are paid, the amount of South African Rand required to be converted into such other currencies in order to pay such expenses could be greater than the equivalent amount of such expenses in South African Rand at the time they were incurred.

         Economic Risks. The economy of South Africa may differ unfavorably from the U.S. economy in such respects as growth of gross domestic product or gross national product, rate of inflation, taxation, capital reinvestment, resource self-sufficiency and balance of payments position. South Africa may be particularly susceptible to changes in the world price of gold and other primary commodities as these represent a majority of South Africa's exports. Any such unfavorable aspects of the South African economy may materially adversely affect the financial investment of the Company in its South African subsidiaries.

         Absence Of Substantive Disclosure Relating To Acquisitions. Although management of the Company will endeavor to evaluate the risks inherent in any particular acquisition, there can be no assurance that the Company will properly ascertain all such risks. Management of the Company will have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates. The Company does not intend to seek stockholder approval for any acquisitions unless required by applicable law or regulations and stockholders will most likely not have an opportunity to review financial information on an acquisition candidate prior to consummation of an acquisition.

         Possible Fluctuations In Operating Results. There can be no assurance that the Company's operating subsidiaries will operate profitably, or that prior trends will be indicative of future results of operations. Future results of operations may fluctuate significantly based upon factors such as increases in competition, losses incurred by new businesses that may be acquired in the future, currency fluctuations, political changes, macroeconomic factors, and other circumstances that may not be reasonably foreseeable at this time.

         Competition. The Company competes with a number of companies, from South Africa and from other countries, offering similar products and services, some of whom may have substantially greater financial, management, technical and other resources than the Company. In addition, the Company may experience competition from other companies seeking to identify and consummate acquisitions of computer technology related companies. Such competition may result in the loss of an acquisition candidate or an increase in the price the Company would be required to pay for any such acquisition.

         Dependence On Key Personnel. The Company's success depends upon the continued contributions of its Chief Executive Officer, Barry Schechter. The Company's success also depends upon the executive management of Softline and Divergent. The business of the Company could be adversely affected by the loss of services of, or a material reduction in the amount of time devoted to the Company, by its executive officers.

         Certain United States Federal Income Tax Risks. It is possible that based on stock ownership and/or types of income, the Company may be classified as a passive foreign investment company, a controlled foreign corporation, a foreign personal holding company or a personal holding company for United States federal income tax purposes. Under the special rules that apply to such companies, United States residents may be required to include certain amounts in income before it is actually distributed to them. Although the Company intends, to the extent consistent with its other business goals, to operate in a manner that will minimize the adverse effects of such provisions, if applicable, no assurance of such a result can be given. Therefore, each shareholder should consult his or her own tax advisor with respect to the tax consequences to him or her of the ownership and disposition of the Company's Common Stock, including the applicability and effect of federal, state, local and foreign tax laws and of changes in applicable tax laws.

Item 2            Description of Property.

         The Company leases a 6,130 square foot facility in a building located at 9364 Cabot Drive, Suite B, in San Diego, California. These facilities are shared by the Company and its subsidiaries under a lease which expires on May 31, 1997. The base rent is currently $2,750 per month. An option granted in terms of the lease permits the Company to extend the lease for additional years with the lease rental subject to an increase equal to any increase in the consumer price index.

Item 3.           Legal Proceedings.

         On November 26, 1996, the Company obtained a preliminary injunction in the Federal District Court for the Southern District of California against certain defendants, including Park Financial Group, Inc. ("Park Financial"), Edwin Wood, Bank Martinique, Brink, Hudson & LaFever, Ltd., Walmur & Co., Pacific International Securities, Inc., Union Securities, Ltd., Corporate Stock Transfer, Inc., BLB Financial, Inc., Brian Walsh, Brian Johanson, Luke di Angelo, Gary Robinson, Bear Stearns & Co., Inc., and Philadelphia Depository Trust Company, in order to prevent the transfer of any of the two million shares of the Company's common stock that had been pledged by the majority stockholder of the Company to Park Financial.

         The Company has alleged that, the Company's majority stockholder, in the course of seeking a loan from a prospective lender, transferred a significant number of the Company's shares held by that majority stockholder to Park Financial. The shares were to be held in trust by Park Financial until the loan was funded and then held by Park Financial as a pledge holder. The Company alleges that Park Financial failed to hold the shares in trust and instead sold or otherwise transferred the shares to third parties who began to trade the restricted shares in violation of Park Financial's representations and obligations to the Company and its majority stockholder. Based on the above allegations, the Company has filed a lawsuit in the Southern District against certain of the above defendants for breach of contract, common law fraud, and conversion, as well as for violations of federal securities and RICO statutes.

Item 4.           Submission of Matters to a vote of Security Holders.

         None

                  PART II

Item 5.           Market for Company's Common Equity and Related Stockholder
                  Matters

Principal Market

         The Company's Common Stock began trading on the over-the-counter market in March 1994, and is quoted on OTC Bulletin Board Systems. As of March 31, 1997 there were 13,919,284 shares of Common Stock outstanding held by approximately 95 holders of record.

Stock Price and Dividend Information

         The following table sets forth high and low bid closing quotations for the Common Stock, on a quarterly basis from October 1, 1994 to September 30, 1996.

                                           Fiscal 1996                                     Fiscal 1995
        Quarter                 High Bid                 Low Bid                High Bid                 Low Bid
First                               8                      0.5                    1.25                      1
Second                            8.75                    5.875                     1                     0.406
Third                             8.25                     5.5                     0.5                    0.875
Fourth                              7                     3.25                     0.5                     0.5



         The quotations for the Common Stock set forth above represent bid quotations between dealers, and may not necessarily represent actual transactions and "real time" sales prices. The source of the bid information is the National Association of Securities Dealers, Inc.

         As of September 30, 1996, there were 12,422,800 shares of Common Stock outstanding held by approximately 78 holders of record.

         The Company has not paid dividends to its stockholders since its inception and does not anticipate paying dividends in the foreseeable future.

ITEM 6.           Management's Discussion and Analysis or Plan of Operations.

Results of Operations

         The audited financial statements of the Company for the years ended September 30, 1996 and September 30, 1995 reflect net income of $147,463 and a net loss of $732,009 respectively.

         The Company has discontinued the operations of Tango via the sale of its assets and distribution rights. In the period from October 1, 1995 to the discontinuance date of December 8, 1996, Tango had net sales of $72,451 and a net loss of $67,319, a profit of $83,911 was realised on the disposal of Tango. For the year ended September 30, 1995, Tango incurred a net loss of $65,924 and had net sales of $848,563.

         Subsequent to the discontinuance of Cabinets Galore, Inc. in October 1994, an additional $205,326 was expended as a result of commitments and guarantees by the Company. Due to uncertainty of the collectability of this amount, the expenditure has been written off and will be recognized as revenue when and if it is received.

         Net sales from continuing operations increased by 16% for the year ended September 30, 1996 to $673,608 compared to $579,777 for the year ended September 30, 1995. The increase in sales reflects incremental revenues in Training due to the renewal of site licences originally sold in prior years, in addition to the sale of new product and site licences in the current year. Marketing efforts in Training were negatively impacted by the redirection of management resources for the development of the Course Customizer software which required significant time resources to develop the software and reformat existing course modules.

         Gross Profit from continuing operations for the year ended September 30, 1996 was $573,219 compared to $479,660 for the year ended September 30, 1995. The increase in gross profit as a percentage of sales from 83% in 1995 to 85% in 1996 is a reflection of the change of product mix within Training where Site Licenses account for a higher proportion of sales. Site Licenses have a significantly lower cost of sales in comparison to the sale of Training manuals.

         Operating Expenses for continuing operations for the year ended September 30, 1996, were $1,089,309 compared to $770,762 for the year ended September 30, 1995. In both the years ended September 30, 1996 and 1995, the Company was still in a development phase and a significant amount of monies were spent on product and market development as well as general corporate overhead. In addition to these developmental expenses, a substantial amount was spent on the investigation of possible acquisitions and the investigation and completion of the investments in Softline and Divergent. Components of expenditure attributable to the investment in Softline and acquisition of Divergent included legal fees for contracts for financing and acquisition, international travel, accommodation, and communications. In accordance with generally accepted accounting practices, development expenses are charged to income when incurred. As the Company develops operating expenses are expected to decrease as a percentage of sales. While management believes that the company is well positioned to benefit from its product and market development, there can be no assurance as to whether, or when, the Company will realize such benefits.

         Non-operating expense consists of net interest expense from continuing operations which decreased to $133,505 in 1996 from $199,909 in 1995. This is primarily due to forgiveness of interest on a portion of the amount due to stockholders.

         Equity earnings of Softline amounted to $379,429 for the period from March 1, 1996 (the acquisition date) to September 30, 1996 and comprised 40.25% of the total earnings of Softline for this period. Although accounted for on a consolidated basis in the quarterly reports for the quarters ended March 31, 1996 and June 30, 1996, as a result of the reduction of the Company's holding which occurred in September 1996 and the further dilution of the Companies holding to 29% in February 1997 resulting from the listing of Softline, it was determined that the investment in Softline should be accounted for on the equity method for the year ended September 30, 1996.

         A foreign exchange gain of $343,000 arose for the period from March 1, 1996 to September 30, 1996 due to the amount payable for the acquisition of Softline being denominated in South African Rands. Further gains or losses resulting from the fluctuation of the value of the Rand in relation to United States currency is expected until the amount outstanding is paid in full.

         Net income from continuing operations for the year ended September 30, 1996, was $130,871 compared to a net loss of $460,759 for the year ended September 30, 1995. The increase in income is primarily due to the contribution of the equity earnings of Softline and foreign exchange gains.

         During the year ended September 30, 1996, the company investigated numerous possible acquisitions in addition to Softline and Divergent. The Company will continue with its investment strategy of seeking potential acquisitions which will contribute toward the Company's development. Consummation of these investments will depend on the Company's ability to raise funds through external sources such as equity and debt offerings. As there is no certainty that the Company will be able to raise funds through such means or reach satisfactory terms for these acquisitions, the occurrence of these acquisitions cannot be guaranteed.

Liquidity and Capital Resources

         At September 30, 1996, the Company had a deficit of working capital of $12,430. This amount represents a decrease in the deficit of $542,132 compared to the Company's working capital deficit at September 30, 1995 of $554,562. Working capital excludes amounts due to stockholders. Subsequent to year end the Company received additional funding by raising equity through a private placement of 100,000 shares of common stock of the Company to accredited investors for a total consideration of $200,000. The operations of the Company have primarily been financed by private placements of the Company's securities and advances from stockholders. The Company intends to utilize the liquidity of its investment in Softline arising from the listing of Softline on the JSE as an additional source of funds.


ITEM 7.           Financial Statements

         Please see financial statement pages F-1 through F-47.

    The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Divergent Technologies (Pty) Ltd. and the investment in Softline Limited had occurred on October 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of the results which may occur in the future.

                       SVI Holdings, Inc. and Subsidiaries
                 CONSOLIDATED PRO-FORMA STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED SEPTEMBER 30, 1996
                                    (Unaudited)

                                                                                     Pro-forma
                                                       SVI          Divergent        Adjustments      Total
Net Sales                                                 673,608      6,039,901                     6,713,509
Cost Of Goods Sold                                        100,389      2,071,653                     2,172,042
                                                         --------      ---------                    ----------
Gross Profit                                              573,219      3,968,248                     4,541,467
Selling, general, and
administrative expenses                                 1,089,309      3,786,146                     4,875,455
                                                       ----------      ---------                    ----------
Profit (loss) from Operations                           (516,090)        182,101                     (333,989)
Other Income (expense)
Other Income                                               58,037        629,006                       687,043
Interest                                                (133,505)                                    (133,505)
Equity in earnings of Softline
Holdings Limited                                          379,429                       3,067          382,496
Gain on foreign currency
translation                                               343,000                                      343,000
Total other income (expense)                              646,961        629,006                     1,279,034
                                                       ----------      ---------                    ----------
Income from continuing
operations before Taxation                                130,871        811,107                       941,978
Taxation                                                                 226,442                       226,442
                                                       ----------      ---------                    ----------
Income (loss) from continuing
operations                                                130,871        584,665                       718,603
Income (loss) from discontinued
operations:
Loss from operations of Tango
Products USA, Inc.                                       (67,319)                                     (67,319)
Gain on disposal of Tango
Products, Inc.                                             83,911                                       83,911
                                                       ----------      ---------                    ----------
Total income (loss) from
discontinued operations                                    16,592                                       16,592
                                                       ----------      ---------                    ----------
Net income (loss)                                         147,463        584,665                       735,195
                                                       ==========      =========                    ==========
Per share information:
Income (loss) from continuing
operations                                                   0.01                                         0.05
Income (loss) from discontinued
operations                                                   0.00                                         0.00
                                                       ----------              -                    ----------
Net income (loss) per share                                  0.01                                         0.06
                                                       ==========                                   ==========
Weighted average common shares                         11,902,469                   1,300,000       13,202,469
outstanding

                       SVI Holdings, Inc. and Subsidiaries
                      CONSOLIDATED PRO-FORMA BALANCE SHEET
                      FOR THE YEAR ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

                                                                                       Pro-Forma
                                                           SVI        Divergent        Adjustments      Pro-Forma
 ASSETS
 Current Assets
     Cash                                                    16,570        314,996                         331,566
     Certificates of Deposit                                700,000                                        700,000
     Accounts receivable                                     80,305        506,653                         586,958
     Inventories                                              9,177        304,433                         313,610
     Prepaid expense and other current assets                62,503                                         62,503
                                                     -----------------------------                 ---------------
     Total current assets                                   868,555      1,126,082                       1,994,637

Furniture and equipment net of accumulated                   33,961      2,268,384                       2,302,345
depreciation
Investment in Softline Holdings Limited, at               2,854,288                           3,067      2,857,355
equity
Goodwill                                                                                  1,742,680      1,742,680
Due from affilliate, unsecured non-interest               1,078,022                                      1,078,022
bearing
License rights, net of accumulated amortization              11,126                       3,250,000      3,261,126
Software development costs, net of                           51,423                                         51,423
accumulated amortization
Note receivable                                              90,344                                         90,344
Other assets                                                 18,768        218,926                         237,694
                                                     -----------------------------                 ---------------
     Total Assets                                         5,006,487      3,613,392                      13,615,626
                                                     =============================                 ===============

LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities
     Lines of credit - bank                                 699,399                                        699,399
     Notes payable                                           23,435        197,875        4,076,945      4,298,255
     Accounts payable and accrued expenses                  158,151        934,516                       1,092,667
     Due to stockholder                                   1,831,858                                      1,831,858
                                                     -----------------------------                 ---------------
     Total current liabilities                            2,712,843      1,132,391                       7,922,179

 Due to stockholder                                       1,947,080                                      1,947,080

 Stockholders equity
     Common stock                                             1,242      1,187,666      (1,187,536)          1,372
     Additional paid in capital                           6,712,705        850,313        2,399,557      9,962,575
     Accumulated earning / (deficIt)                    (6,367,383)        216,600        (213,533)    (6,364,316)
                                                     -----------------------------                 ---------------
     Total stockholders' equity                             346,564      2,254,579                       3,599,631
                                                     -----------------------------                 ---------------
     Total liabilities and stockholders equity            5,006,487      3,386,970                      13,468,890
                                                     =============================                 ===============

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

ITEM 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

         Set forth below are the names, ages and principal occupations for the last five years of the directors and/or executive officers of the Company:

         Barry M. Schechter - (43), has been Chairman, President, Chief Executive Officer and Director of the Company from February 1994 to the present. He also serves as Chairman of the Board of each of the Company's subsidiaries. He has been Chief Executive Officer of Sabica since its inception in February, 1990. Mr. Schechter is a Chartered Accountant (South Africa).

         Arthur S. Klitofsky - (42), has been Vice President, and a Director of the Company from February 1994 to the present. He has been Chief Executive Officer of SVI Training, since 1991. From 1985 to 1991, he was Managing Director of Punch Line Columbia Training Ltd., which became the largest computer education company in South Africa. Mr. Klitofsky has a Bachelor of Science Degree in Electrical Engineering from the University of Witwatersrand, Johannesburg, South Africa and a Bachelor in Accounting Science Degree from the University of South Africa.

         Russell A. Schechter - (34), has been Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company from February 1994 to the present. He has been Chief Financial Officer of Sabica since June, 1991. From 1986 to 1991, he was employed in the audit and management advisory services division of Coopers & Lybrand in South Africa. Mr. Schechter is a Chartered Accountant (South Africa).

         John C. Petrow - (45), has been a Director of the Company since February 1994 to the present. Since 1976, he has been employed by C.J. Petrow and Company (PTY) LTD., which is engaged in international commodities trading, and he is presently a director of that company. Mr. Petrow received a BA Degree from the University of the Witwatersrand, Johannesburg, South Africa.

         Jack M. Ginsberg - (49), has been a Director of the Company since February 1994 to the present. Since 1974, he has been employed by C.J. Petrow and Company (PTY) LTD., which is engaged in international commodities trading, and he is presently financial director of that company. Mr. Ginsberg has a Bachelor of Accounting Degree from the University of the Witwatersrand, Johannesburg, South Africa.

         David Goldstone - (38), had been president of Tango USA, Inc., since its inception in July, 1991. From June, 1990, to July, 1991, Mr. Goldstone was Director of Sales and Marketing for Microcrisp USA, a distributor of a microwave browning wrap. From March, 1987, to June 1990, he was President of Goldtini International, an Australian marketing and import/export company.

         David Goldstone resigned as president of Tango in November of 1995.

         Directors of the Company will be elected annually and hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. All officers of the Company will be elected and serve at the discretion of their Board of Directors.

         There are no family relationships among the directors and executive officers except that Barry M. Schechter and Russell A. Schechter are brothers.

Item 10.          Executive Compensation

         The following table sets forth for the years indicated certain compensation of the Company's chief executive officer and the executive officers of the Company who earned more than $100,000 in such years.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation
Principal Position                  Year             Salary

Barry M. Schechter                  1996             $138,000
 Chairman, President                1995             $120,000
 and Chief Executive                1994             $130,000
 Officer

Arthur S. Klitofsky                 1996             $114,000
 Director, President                1995             $ 87,000
 of SVI Training                    1994             $ 79,000


         The Company also provides certain compensatory benefits and other non-cash compensation to the persons named in the Summary Compensation Table. The incremental cost to the Company of all such benefits and other compensation paid in the years indicated to such named individuals was less than 10% of his reported compensation and also less than $50,000.

         The following table sets forth the information concerning individual grants of stock options and appreciation rights during the last fiscal year to the Company's chief executive officer and the executive officers of the Company who earned more than $100,000 last year.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                   Percent Of
                           Number of                 Total Options/
                           Securities                SARs Granted
                           Underlying                To Employees      Exercise Or
                           Options/SARs              In Fiscal         Base Price
Name                       Granted (#)               Year              (S/Sh)          Expiration

Arthur Klitofsky           200,000                   14.5%             $ 0.50          10/20/2005

         The following table sets forth the information concerning each exercise of stock options during the last fiscal year by each of Company's chief executive officer and the executive officers of the Company who earned more than $100,000 last year and the fiscal year value of unexercised options.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                     Number Of
                                                     Securities                 Value Of
                                                     Underlying                 Unexercised
                  Shares                             Unexercised                In-The-Money
                  Acquired                           Options/SARs               Options/SARs
                  On                Value            At FY-End (#)              At FY-End(S)
                  Exercise          Realized         Exercisable/               Exercisable/
Name              (#)               ($)              Unexercisable              Unexercisable
B.Schechter       121,200           $99,990          0                          $0

A. Klitofsky            0                $0          205,000                    $103,750
Stock Option Plan

         The Company has an Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as incentive stock options as defined under the Internal Revenue Code. In accordance with the terms of the Plan, options to purchase up to 1,000,000 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which establishes the terms and conditions of each option grant. Incentive stock options must be granted at an exercise price of at least the market value of the Common Stock on the date of grant, except for recipients who own 10% or more of the Company's outstanding Common Stock, in which case the exercise price on the date of grant must be at least 110% of the market value of the Common Stock. Additionally, the options must not have a term of in excess of 10 years, or five years if the recipient owns more than 10% of the outstanding Common Stock.

Compensation Committee Interlock and Insider Participation

         During fiscal year 1996, Barry M. Schechter, Arthur S. Klitofsky, and Russell A. Schechter, all officers of the Company, participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

         Set forth below is certain information concerning the ownership of the Company's Common Stock as of March 31, 1997, by (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock,
(ii) each Director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and Directors of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, the persons named have sole voting and investment power with respect to the securities owned by them.

                                            Number of Shares     Percent of
                                            Beneficially Owned   Outstanding Shares

Claudav Holdings BV                         8,197,200                59%
 9 Rue Charles Humbert
 1205 Geneva, Switzerland

Barry M. Schechter                          8,318,400(1)             60%
Russell A. Schechter                          494,010(2)            1.7%
Arthur S. Klitofsky                           512,200(2)            1.7%
John C. Petrow                                      0                 0%
Jack M. Ginsberg                                    0                 0%

All Directors and Executive
Officers as a group
([5] persons)                               9,324,610(2)             67%

(1) Includes all of the shares held by Claudav Holdings BV for which Mr. Schechter disclaims beneficial ownership.
(2) Includes shares issuable upon the exercise of options within sixty days of March 31, 1997 as follows: 243,810 shares subject to options held by Mr. Russell Schechter and 262,000 shares subject to options held by Mr. Klitofsky.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Claudav Holdings B.V., the majority stockholder of the Company, from time to time, has provided funds to the Company to cover operating expenses in the form of unsecured loans bearing interest at rates agreed to periodically between Claudav Holdings B.V. and the Company. As of September 30, 1996, the loans due Claudav Holdings B.V. aggregated $1,947,080.

         In September 1996, Sudash (Pty) Ltd., a South African company owned by Barry Schechter advanced the Company R 8,280,000 (US$ 1,804,212 at September 30,
1996) for the acquisition of Softline. The loan is payable in South African Rands and is interest free and secured by the Company's shares in Softline.

         As of September 30, 1996, $1,078,022 was due from an affiliated corporation of the Company. The amount due is unsecured, has no stated maturity date and is non-interest bearing. This amount due arose prior to the Acquisition and no further advances have been made by the Company. The amount due is to be repaid by the affiliated corporation before any amounts due to stockholders of the Company are to be paid by the Company. The affiliated corporation shares common directors with the Company and the majority stockholder of the affiliated corporation is Claudav Holdings B.V., which is the majority stockholder of the Company.

Item 13.          Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit                             Description

2.1               Asset Purchase Agreement dated as of October 1, 1994 among
                  Cabinets Galore, Inc., Cabinets Galore Orange County, Inc.,
                  Sabica Ventures, Inc. and Barry Jacobs incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

3.1               Articles of Incorporation - Incorporated by reference to
                  exhibit 3.1 to the Company's Annual Report for the year ended
                  December 31, 1993.

3.2               Bylaws - Incorporated by reference to exhibit 3.1 to the Company's
                  Annual Report for the year ended December 31, 1993.

10.1              Incentive Stock Option Plan -  Incorporated by reference to exhibit
                  3.1 to the Company's Annual Report for the year ended September 30,
                  1994.

10.2              Distribution Agreement dated November 25, 1992 between Tango
                  Proprietary Limited and Tango Products USA, Inc. - Incorporated by
                  reference to exhibit 3.1 to the Company's Annual Report for the year ended September 30, 1994.

10.3              Sales Of Shares Agreement dated January 28, 1996, between the
                  Company and Management of the Soft Line Management Group for the acquisition of Soft Line Business Systems (Pty) Ltd.

10.4              Share Purchase Agreement dated November 4, 1996 as amended between the Company and Hookmond Pty., Ltd. and Landreef Pty. Ltd. for the
                  acquisition of the equity of Divergent Technology Pty, Ltd.

10.5              Technology Purchase Agreement dated November 4, 1996 as amended between the Company and New Hope Trading Limited for the acquisition of the exclusive worldwide technology rights for the "dOLPHIN" and
                  "dPOSit" software products.

21                List of Subsidiaries

27                Financial Data Schedule

(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1996.

INDEX TO FINANCIAL STATEMENTS

Page              Description

F-2               Audited financial statements of SVI Holdings, Inc. and subsidiaries for the years ended September 30, 1996 and 1995.


F-18              Audited Financial Statements of Softline Business Systems
                  (Proprietary) Limited for the period ended February 29, 1996.

F-31              Audited Financial Statements of Softline Business Systems
                  (Proprietary) Limited for the year ended May 31, 1995.

F-47              Audited Financial Statements of Divergent Technologies Pty Limited
                  for the year ended June 30, 1996. (Stated in Australian Dollars)

                             SVI HOLDINGS, INC. AND
                                  SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 1996 AND 1995

                                             SVI HOLDINGS, INC. AND SUBSIDIARIES
                                                                        CONTENTS
                                                        AS OF SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

                                                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                          1

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                                                             2

     Consolidated Statements of Operations                                                                  3

     Consolidated Statement of Stockholders' Equity (Deficit)                                               4

     Consolidated Statements of Cash Flows                                                                5 - 6

     Notes to Consolidated Financial Statements                                                          7 - 15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
SVI Holdings, Inc.

We have audited the consolidated balance sheet of SVI Holdings, Inc. and Subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVI Holdings, Inc. and Subsidiaries as of September 30, 1996, and the consolidated results of their operations and cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
December 11, 1996

                                             SVI HOLDINGS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                           AS SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
     Cash                                                                      $    16,570
     Certificates of deposit, pledged (Note 2)                                     700,000
     Accounts receivable, net of allowance for doubtful accounts
         of $500 (Note 3)                                                           80,305
     Inventories                                                                     9,177
     Prepaid expenses and other current assets                                      62,503
                                                                               -----------

         Total current assets                                                      868,555

FURNITURE AND EQUIPMENT, net of accumulated depreciation of $27,217 (Note 4)        33,961
INVESTMENT IN SOFTLINE HOLDINGS (PTY) LIMITED, at equity (Note 5)                2,854,288
DUE FROM AFFILIATE, unsecured non-interest bearing (Note 3)                      1,078,022
LICENSE RIGHTS, net of accumulated amortization of $213,874                         11,126
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $802                 51,423
NOTE RECEIVABLE                                                                     90,344
OTHER ASSETS                                                                        18,768
                                                                               -----------

                  TOTAL ASSETS                                                 $ 5,006,487
                                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Lines of credit - bank (Note 2)                                           $   699,399
     Notes payable                                                                  23,435
     Accounts payable and accrued expenses                                         158,151
     Due to stockholder (Note 3)                                                 1,831,858
                                                                               -----------

         Total current liabilities                                               2,712,843

DUE TO STOCKHOLDER (Note 3)                                                      1,947,080

COMMITMENT (Note 6)

STOCKHOLDERS' EQUITY (Notes 7 and 10)
     Preferred stock, $.0001 par value: 5,000,000 shares
         authorized, none issued                                                      --
     Common stock, $.0001 par value: 50,000,000 shares
         authorized, 12,422,800 issued and outstanding                               1,242
     Additional paid-in capital                                                  6,712,705
     Accumulated deficit                                                        (6,367,383)
                                                                               -----------

              Total stockholders' equity                                           346,564
                                                                               -----------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 5,006,487
                                                                               ===========


The accompanying notes are an integral part of these financial statements.

                                           SVI HOLDINGS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                             FOR THE YEARS ENDED SEPTEMBER 30,

--------------------------------------------------------------------------------

                                                                  1996           1995
                                                             ------------    ------------

NET SALES                                                    $    673,608    $    579,777

COST OF GOODS SOLD                                                100,389         100,117
                                                             ------------    ------------

GROSS PROFIT                                                      573,219         479,660

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                   1,089,309         770,762
                                                             ------------    ------------

LOSS FROM OPERATIONS                                             (516,090)       (291,102)

OTHER INCOME (EXPENSE)
     Other income                                                  58,037          30,252
     Interest expense                                            (133,505)       (199,909)
     Equity in earnings of Softline Holdings (Pty) Limited        379,429            --
     Gain on foreign currency translation (Note 5)                343,000            --
                                                             ------------    ------------

         Total other income (expense)                             646,961        (169,657)
                                                             ------------    ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                      130,871        (460,759)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 9)
     Loss from operations of Tango Products USA, Inc.             (67,319)        (65,924)
     Gain on disposal of Tango Products USA, Inc.                  83,911            --
     Loss from operations of Cabinets Galore, Inc.                   --          (205,326)
                                                             ------------    ------------

         Total income (loss) from discontinued operations          16,592        (271,250)
                                                             ------------    ------------

              NET INCOME (LOSS)                              $    147,463    $   (732,009)
                                                             ============    ============


PER SHARE INFORMATION
     Income (loss) from continuing operations                $        .01    $       (.04)
     Income (loss) from discontinued operations                      --              (.03)
                                                             ------------    ------------

NET INCOME (LOSS) PER SHARE                                  $        .01    $       (.07)
                                                             ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     11,902,469      10,319,800
                                                             ============    ============

The accompanying notes are an integral part of these financial statements.

                                           SVI HOLDINGS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                             FOR THE YEARS ENDED SEPTEMBER 30,

--------------------------------------------------------------------------------


                                    Common Stock           Additional
                                    ------------            Paid-In     Accumulated
                                Shares        Amount        Capital       Deficit        Total
                             ----------    -----------    -----------   ----------     -----------
BALANCE, SEPTEMBER 30,
         1994                10,319,800    $     1,032    $ 4,757,227   $(5,782,837)   $(1,024,578)

NET LOSS                       (732,009)      (732,009)
                            -----------    -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 30,
         1995                10,319,800          1,032      4,757,227    (6,514,846)    (1,756,587)

SALE OF COMMON STOCK
     (Note 7)                 1,966,800            197      1,843,501     1,843,698

EXERCISE OF STOCK OPTIONS       136,200             13        111,977       111,990

NET INCOME                      147,463        147,463
                            -----------    -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 30,
         1996                12,422,800    $     1,242    $ 6,712,705   $(6,367,383)   $   346,564
                            ===========    ===========    ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                           SVI HOLDINGS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                             FOR THE YEARS ENDED SEPTEMBER 30,

--------------------------------------------------------------------------------

                                                                                      1996               1995
                                                                                ---------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) from continuing operations                               $       130,871    $       (460,759)
     Net income (loss) from discontinued operations                                      16,592            (271,250)
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities
              Depreciation and amortization                                              53,571              52,769
              Earnings in Softline Holdings (Pty) Limited                              (379,429)                  -
              Foreign currency translation gain                                        (343,000)                  -
     (Increase) decrease in
         Accounts receivable                                                              1,058             (24,579)
         Inventories                                                                     (8,439)               (151)
         Prepaid expenses and other current assets                                       19,180              54,422
         Other assets                                                                   (17,617)              1,027
         Net current assets of discontinued operations                                  148,454              13,781
     Increase (decrease) in
         Accounts payable and accrued expenses                                         (377,502)            158,104
                                                                                ---------------    ----------------

                  Net cash used in operating activities                                (756,261)           (476,636)
                                                                                ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                                (13,689)            (12,370)
     Investment in Softline Holdings (Pty) Limited                                   (2,474,859)                  -
     Purchase of software development costs                                             (52,225)                  -
                                                                                ---------------    ----------------

                  Net cash used in investing activities                              (2,540,773)            (12,370)
                                                                                ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                              -              63,840
     Proceeds from sale of common stock                                               1,843,698                   -
     Payments on notes payable                                                         (150,405)            (82,021)
     Increase in bank overdraft                                                          (9,454)            (80,891)
     Increase in due to stockholders, net                                             1,629,765             588,078
                                                                                ---------------    ----------------

                  Net cash provided by financing activities                           3,313,604             489,006
                                                                                ---------------    ----------------

                      Net increase in cash                                               16,570                   -

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                  -                   -
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                          $        16,570    $              -
                                                                                ===============    ================

The accompanying notes are an integral part of these financial statements.

                                             SVI HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                          FOR THE YEARS ENDED SEPTEMBER 30, 1996

--------------------------------------------------------------------------------




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest of $145,474 and $220,050 was paid during the years ended September 30, 1996 and 1995, respectively, which included interest from discontinued operations for the year ended September 30, 1996 and 1995 of $11,969 and $20,141, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended September 30, 1996, a stockholder exercised stock options in the amount of $111,990 by reducing due to stockholder.

During the year ended September 30, 1995, $90,344 of net assets from discontinued operations from Cabinets Galore, Inc. were sold for $90,344 in the form of a secured note receivable.


The accompanying notes are an integral part of these financial statements.

                                           SVI HOLDINGS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Lines of Business
         SVI Holdings, Inc. (the "Company," "SVI") is a holding company. At September 30, 1996, through its subsidiaries, the Company is engaged in the development and distribution of computer software training courses. The distribution of unbreakable drinkware was discontinued as of September 30, 1995, and the manufacturing of assembled and ready-to-assemble modular furniture was discontinued as of September 30, 1994 (Note 9).

         Reverse Merger
         On February 2, 1994, Wilson Capital, Inc. ("Wilson") acquired all of the outstanding stock of SVI. For accounting purposes, the acquisition has been treated as a recapitalization of SVI, with SVI as the acquirer (reverse acquisition). Wilson subsequently changed its name to SVI Holdings, Inc. Wilson was incorporated in Nevada on November 29, 1989, with a view towards the subsequent combination with a privately-held business, and had limited operations since inception. Prior to the acquisition, Wilson did not have any significant operations. Costs of the transaction in the amount of $48,796 have been charged to capital.

         Principles of Consolidation
         The consolidated financial statement includes the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

         Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash Equivalents
         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

         Inventories
         Inventories consist of finished goods and are stated at the lower of cost or market, cost generally being determined on a first-in, first-out basis.

                                           SVI HOLDINGS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Furniture and Equipment
         Furniture and equipment are stated at cost. Depreciation and amortization are being provided using straight-line and accelerated methods over the estimated useful lives of four to ten years as follows:

                  Computer equipment                            4 years
                  Furniture and fixtures                  7 to 10 years

         Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.

         License Rights
         License rights for computer training software courses are stated at cost and are amortized over five years using the straight-line method.

         Revenue Recognition
         Licensing and royalty revenues are generally recognized on the completion of the license agreement by the Company provided that no significant vendor or post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company has no significant post-support obligations. Certain royalty agreements provide for per unit royalties to be paid to the Company based on shipments by customers of units containing the Company's products. Revenue under such agreements is recognized at the time of shipment by the customer.

         Software Development Costs
         Software development costs include amounts paid to develop the Company's computer training courses. These costs are amortized over five years using the straight-line method.

         Net Income (Loss) Per Share
         Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each year. The shares to be issued upon exercise of outstanding stock options and warrants are included as common stock equivalents if they are dilutive.

         Income Taxes
         The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

                                           SVI HOLDINGS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements
         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS No. 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or at the fair value less cost to sell. SFAS No. 121 is effective for the Company's 1997 fiscal year end. The Company does not believe that the adoption of SFAS No. 121 will have a material impact on the Company's financial position, results of operations, or cash flows.

         In November 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. If the Company were to retain its current implicit value based method, it will be required to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company intends to continue accounting for stock options under the APB based method.

         Fair Value of Financial Instruments
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for notes payable of similar maturities are substantially the same.

                                           SVI HOLDINGS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------


NOTE 2 - LINES OF CREDIT - BANK

         The lines of credit are due through November 1997. Interest is payable monthly at the bank's prime interest rate plus 1%. (The interest rate as of September 30, 1996 was 9.5%.) The notes are collateralized by certificates of deposit in the amount of $700,000 and all property of the Company.


NOTE 3 - DUE TO STOCKHOLDER/DUE FROM AFFILIATE

         The loans due to stockholder of $1,947,080 are unsecured with no stated maturity date, with interest generally at prime plus 1.2% per annum, but is forgiven from time to time by the stockholders. Interest paid under these loans for the years ended September 30, 1996 and 1995 was approximately $61,880 and $138,000, respectively.

         The loan due to stockholder of $1,831,858 is payable in South African Rands (R 8,280,000) and is secured by shares in Softline Holdings (Pty) Limited. The note is non-interest bearing and is to be repaid from the sale of shares in Softline Holdings (Pty) Limited.

         The amounts due from affiliate are unsecured with no stated maturity date and are non-interest bearing. The receivable is to be repaid by the affiliate before any amounts due to stockholders of $1,947,080 are paid by the Company.


NOTE 4 - FURNITURE AND EQUIPMENT

         Furniture and equipment consist of the following:

                  Computer equipment                      $         39,739
                  Furniture and fixtures                            21,439
                                                          ----------------

                                                                    61,178
                  Less accumulated depreciation                     27,217
                                                          ----------------

                      TOTAL                               $         33,961
                                                          ================

                                           SVI HOLDINGS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------


NOTE 5 - EQUITY INVESTMENT IN SOFTLINE HOLDINGS (PTY) LIMITED

         In January 1996, the Company entered into an agreement to purchase 100% of Softline Business Systems (Pty) Ltd. ("Softline"), a privately owned South African software company. The transaction was to close on March 1, 1996. In late February 1996, financing arranged by the Company to complete the acquisition failed to materialize. The Company then arranged a consortium of investors to purchase Softline. The consortium purchased Softline on March 1, 1996 and formed a new holding company, Softline Holdings (Pty) Limited. The Company's interest in the consortium was 50% acquired against a note payable of R 14,250,000. In September 1996, the Company paid R 9,627,200 and its interest in Softline was reduced to 40.25%. The management of the Company effectively controlled the operations of Softline; however, since it only owned a 40.25% interest at year-end, the Company has accounted for its investment in Softline using the equity method of accounting.

         The Company financed its acquisition of Softline, in part, with a note payable that is payable in South African Rand (Note 3). Due to the strength of the United States Dollar (the Company's functional currency) to the South African Rand, the Company has recognized a gain on foreign currency translation in the amount of $343,000 in the September 30, 1996 statement of operations.

         Summary audited financial information of Softline for the seven month period ended September 30, 1996 is listed below:

                  Operating statement data
                      Net sales                     $21,727,917
                      Net income                        942,680

                  Balance sheet data
                      Current assets                $ 6,624,384
                      Total assets                   13,902,659
                      Current liabilities             4,191,678
                      Long-term debt                  8,872,257
                      Stockholders' equity              838,724


NOTE 6 - COMMITMENT

         The Company leases facilities for its corporate and operations offices under a long-term lease agreement through May 1997.

         Rent expense was $32,820 and $54,173 for the years ended September 30, 1996 and 1995, respectively.

                                           SVI HOLDINGS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------


NOTE 7 - COMMON STOCK, STOCK OPTIONS AND WARRANTS

         Issuance of Common Shares
         In 1996, the Company sold 1,966,800 shares of common stock through several private placements with offering prices ranging from $0.375 to $4.00 per share for a total consideration of $1,843,698.

         Stock Option Plan
         The Company has adopted an incentive stock option plan. Options under this plan may be granted to employees and officers of the Company. There are 1,000,000 shares of common stock reserved for issuance under this plan. The exercise price of the options is determined by the board of directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed ten years.

         The following summarizes the Company's stock option transactions under the stock option plan:

                                                                                 Shares Under        Option Price
                                                                                    Option           Per Share
                                                                                ---------------    ----------------
                  Options outstanding, September 30, 1994                               187,200    $.75 - .825
                  Expired/canceled                                                     (20,000)            .75
                                                                                --------------

                  Options outstanding, September 30, 1995                               167,200      .75 - .825
                  Expired/canceled                                                     (10,500)             .75
                  Granted                                                               391,810       .50 - .55
                  Exercised                                                           (136,200)      .75 - .825
                                                                                --------------

                      OPTIONS OUTSTANDING, SEPTEMBER 30, 1996                           412,310    $  .50 - .75
                                                                                ===============

         At September 30, 1996, all of the options were exercisable.

         Other Options
         In addition to options issued pursuant to the stock option plan mentioned above, the Company has issued additional options to consultants. The following summarizes the Company's other stock option transactions:

                                                                                 Shares Under        Option Price
                                                                                    Option           Per Share
                                                                                ---------------    ----------------
                  Options outstanding, September 30, 1995                               150,000    $.50 - 1.00
                  Expired/canceled                                                    (100,000)     .50 - 1.00
                  Granted                                                               900,000      .30 - .75
                                                                                ---------------

                      OPTIONS OUTSTANDING, SEPTEMBER 30, 1996                           950,000    $ .30 - .75
                                                                                ===============

           At September 30, 1996, all of the options were exercisable.

                                           SVI HOLDINGS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------


NOTE 7 - COMMON STOCK, STOCK OPTIONS AND WARRANTS (CONTINUED)

         Warrants
         From the sale of units from the Company's initial public offering, the Company has outstanding 1,000,000 warrants to purchase one share of common stock with an exercise price of $7.00 per share. The warrants expire two years from the effective date of a post-effective amendment to the Company's registration statement.


  NOTE 8 - INCOME TAXES

         The Company has net losses for federal and state income tax purposes for 1996 and 1995 and, therefore, no provision for income taxes was provided. No benefit has been recognized for the net operating loss carryforwards due to the uncertainty of its realization.

         The Company has federal net operating loss carryforwards of approximately $6,200,000. These carryforwards may be used to offset future taxable income, expiring from the year 2005 through 2010.

         At September 30, 1995, the Company had a deferred tax asset of approximately $2,296,000, resulting from net operating loss carryforwards, which has been offset in its entirety by a valuation allowance due to the uncertainty of its realization.


NOTE 9 - DISCONTINUED OPERATIONS

         Tango Products USA, Inc.
         On December 8, 1995, the Company sold the net assets and related operations of Tango Products USA, Inc., a wholly-owned and fully consolidated subsidiary. The assets of Tango Products USA, Inc. consist primarily of accounts receivable, inventories, prepaid expenses, and other assets. The selling price was $153,615.

         Operating results of Tango Products USA, Inc. for the years ended September 30, 1996 and 1995 are shown separately in the accompanying statements of operations.

         Net sales of Tango Products USA, Inc. were $72,451 and $848,563 for the years ended September 30, 1996 and 1995, respectively. These amounts are not included in net sales in the accompanying statements of operations.

                                           SVI HOLDINGS, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 1996

--------------------------------------------------------------------------------


NOTE 9 - DISCONTINUED OPERATIONS (CONTINUED)

         Cabinets Galore, Inc.
         On October 1, 1994, the Company sold the net assets and related operations of Cabinets Galore, Inc. ("Cabinets"), a substantially-owned and fully consolidated subsidiary. The assets of Cabinets consist primarily of accounts receivable, inventories, and machinery and equipment. The selling price was $290,344 in the form of a secured note. The note is interest free and is due October 1996 and is currently past due. Due to the uncertainty of collection of the amount of the note greater than the net assets securing the note ($200,000), the Company has recognized only $90,344 of the note at the sale date. The remaining $200,000 will be recognized when received.

         In 1995, the Company incurred $205,326 of expenses related to Cabinets which it has reflected as additional loss on the disposal of Cabinets. The Company will attempt to recover this amount from the buyer and, if successful, it will be recorded as income at that time. No such recovery was received in 1996.


NOTE 10 - SUBSEQUENT EVENT (UNAUDITED)

         In the period from October 1, 1996 to March 31, 1997, the Company sold 100,000 shares of common stock through a private placement at a price of $2.00 per share for a total consideration of $200,000.

         In the period from October 1, 1996 to March 31, 1997, the Company issued 224,000 and 570,000 options to employees and consultants, respectively, to purchase common stock with exercise prices ranging from $1.00 to $2.00 per share.

         On November 5, 1996, the Company entered into a Share Purchase Agreement and a Technology Purchase Agreement to purchase 100% of the issued and outstanding shares of common stock of Divergent Technologies Pty Ltd., an Australian software company. The purchase price comprised of 5,177,720 Australian Dollars (United States $4,076,945), 1,300,000 shares of the Company's common stock, and options to purchase 1,600,000 shares of the Company's common stock at a price of $1.75 for two years.

         On February 19, 1996, Softline Holdings (Pty) Limited was listed on the Johannesburg Stock Exchange via the acquisition of a cash shell. As a result of this listing, the interest of the Company in Softline Holdings (Pty) Limited was diluted to 29% comprising 48,639,000 shares of freely traded and unrestricted common stock. The market value of these shares at March 25, 1997 was approximately R 97,000,000 (United States $21,000,000).

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED

Reg. No. 70/11870/07

FINANCIAL STATEMENTS FOR THE PERIOD ENDED 29 FEBRUARY 1996
--------------------------------------------------------------------------------

CONTENTS

                                                                        PAGES


Report of the independent auditors                                        1

Directors' report                                                       2 - 3

Balance sheets                                                            4

Income statements                                                         5

Notes to the financial statements                                      6 - 10

Cash flow statements                                                   11 - 12



APPROVAL OF FINANCIAL STATEMENTS

The financial statements were approved by the board of directors on 26 November 1996, and are signed on its behalf by :-






/s/ Ivan Epstein


                                    DIRECTORS

/s/ Steven Cohen

REPORT OF THE INDEPENDENT AUDITORS

To the members

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
--------------------------------------------------------------------------------




We have audited the annual financial statements and group annual financial statements set out on pages 2 to 12. These financial statements are the responsibility of the company's directors. Our responsibility is to report on these financial statements.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance that, in all material respects, fair presentation is achieved in the financial statements. An audit includes an evaluation of the appropriateness of the accounting policies, an examination, on a test basis, of evidence supporting the amounts and disclosures included in the financial statements, an assessment of the reasonableness of significant estimates and a consideration of the appropriateness of the overall financial statement presentation. We consider that our audit procedures were appropriate in the circumstances to express our opinion presented below.

In our opinion these financial statements fairly present the financial position of the company and the group at 29 February 1996, and the results of their operations and cash flow information for the period then ended in conformity with generally accepted accounting practice and in the manner required by the Companies Act.




                                                    /s/ Charles Orbach & Co.
                                                  CHARTERED ACCOUNTANTS (S.A.)
                                                    REGISTERED ACCOUNTANTS
                                                    & AUDITORS
Johannesburg

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED

DIRECTORS' REPORT FOR THE PERIOD ENDED 29 FEBRUARY 1996


Your directors present their report together with the financial statements for the period ended 29 February 1996.


CAPITAL

There were no changes in the company's authorised and issued share capital during the financial period under review.


FINANCIAL RESULTS

Details of the company's and group's financial results are fully set out on page 5 of the financial statements and require no further comment.


DIVIDENDS

A dividend of $75 376 (1995 - $42 018) was declared to shareholders registered on 30 November 1995. No further dividends are recommended in respect of the financial period under review.


DIRECTORATE

The following were directors of the company during the financial period under review :-

         A.A. Osrin
         S.M. Cohen
         I.M. Epstein

The following directors resigned during the period under review :-

         A.G. Lloyd                         25 August 1995
         J.W. Davis                         7 February 1996
         J. Smit                            7 February 1996
         K.R.M. Evans                       7 February 1996
         D.W. Henwood                       7 February 1996


SECRETARY

Persetel Management Services (Pty) Limited resigned as secretaries of the company on 31 January 1996.

The following was appointed the secretary of the company on 31 January 1996.

         Orco Secretaries (Proprietary) Limited                        P.O. Box 821
         1st Floor - Barclays House                                    NORTHLANDS
         261 Oxford Road                                               2116
         ILLOVO
         2196

NATURE OF COMPANY'S BUSINESS
The company carries on its principal business activity as a developer and distributor of computer software as well as a distributer of computer hardware components.

No material changes in the nature of the company's business occurred during the financial period under review.


FIXED ASSETS

The company acquired fixed assets at a cost of $54 443 (1995 - $78 727) and the group acquired fixed assets at a cost of $71 763 (1995 - $117 300) during the financial period under review.

No major changes in the nature of the fixed assets of the company occurred during the financial period under review.

No changes in policy regarding the use of fixed assets occurred during the financial period under review.


SUBSIDIARY AND ASSOCIATED COMPANIES

Details of your company's subsidiaries and associates are set out in note 6 of the financial statements.

The company's interest in the after tax losses of the subsidiaries amounted to $21 580 (1995 - profits of $31 638).


HOLDING COMPANY

The company's holding company is Persetel Investments (Pty) Limited, a company incorporated in the Republic of South Africa.

Subsequent to the period under review the entire shareholding of the company has been purchased by Soft Line Holdings (Pty) Limited.


GENERAL

The company's affairs are considered to be satisfactory.

No further material facts and circumstances have occurred between the accounting date and the date of this report.

BALANCE SHEETS AT 29 FEBRUARY 1996
--------------------------------------------------------------------------------



                                                                       GROUP                               COMPANY

                                                             29.2.1996         31.5.1995         29.2.1996         31.5.1995
                                                 Notes           $                 $                 $                 $

CAPITAL EMPLOYED

SHARE CAPITAL                                      2                   35               35                 35               35

FOREIGN CURRENCY TRANSLATION RESERVE
                                                                 (19 190)         (12 394)           (17 872)         (11 902)

RETAINED INCOME                                                   106 505          203 381             96 447          171 744
                                                         ----------------   --------------    ---------------   --------------
SHAREHOLDERS' INTEREST                                             87 350          191 022             78 610          159 877

OUTSIDE SHAREHOLDERS' INTEREST
                                                                    2 473            8 050                  -                -
                                                         ----------------   --------------    ---------------   --------------
                                                                   89 823          199 072             78 610          159 877
                                                         ================   ==============    ===============   ==============
EMPLOYMENT OF CAPITAL
FIXED ASSETS                                       4              164 109          132 306            133 514          103 808

PROGRAM DEVELOPMENT COSTS                          5              272 459                -            272 459                -

INVESTMENT IN SUBSIDIARIES                         6                    -                -            239 924          161 130

NET CURRENT (LIABILITIES)/ASSETS
                                                                (346 745)           66 766          (567 287)        (105 061)
                                                         ----------------   --------------    ---------------   --------------
CURRENT ASSETS                                                  2 098 063          858 583          1 808 957          588 824
                                                         ----------------   --------------    ---------------   --------------
Stock                                                             512 091          191 462            463 240          161 851

Accounts receivable                                7            1 502 432          444 228          1 345 717          315 102

Fellow subsidiary companies                                             -           67 639                  -           55 475

Bank and cash resources                                            83 540          155 254                  -           56 396
                                                         ----------------   --------------    ---------------   --------------
CURRENT LIABILITIES                                             2 444 808          791 817          2 376 244          693 885
                                                         ----------------   --------------    ---------------   --------------
Accounts payable                                                1 932 044          614 234          1 867 071          574 978

Short term loans                                                  333 891                -            333 891                -

Taxation                                                                -          150 486                  -           96 020

Shareholders for dividends                                          2 507           27 097                  -           22 887

Bank overdraft                                     7              176 366                -            175 282                -
                                                         ----------------   --------------    ---------------   --------------




                                                                   89 823          199 072             78 610          159 877
                                                         ================   ==============    ===============   ==============

INCOME STATEMENTS FOR THE PERIOD ENDED 29 FEBRUARY 1996
--------------------------------------------------------------------------------

                                                                     GROUP                                COMPANY

                                                        9 MONTHS ENDED      12 months           9 MONTHS          12 months
                                                          29.2.1996           ended              ENDED              ended
                                                              $             31.5.1995          29.2.1996          31.5.1995
                                              Note                              $                  $                  $

TURNOVER                                                     4 143 796         3 456 248          3 531 376          2 725 326

NET (LOSS)/INCOME BEFORE TAXATION
                                                              (37 244)           367 954           (15 416)            256 730
                                                             =========         =========          =========          =========

after taking into account the following
items :-
--------------------------------------------------------------------------------------------------------------------------------
INCOME

Interest received                                                3 980            12 013              1 280              8 337

Profit on disposal of fixed assets                                   -               587                  -                  -

Income from subsidiaries                                             -                 -             20 222             46 814
                                                             ---------         ---------          ---------          ---------

- Dividends received                                                 -                 -              7 641             31 061

- Administration fees received                                       -                 -             12 581             15 753
                                                             ---------         ---------          ---------          ---------

EXPENDITURE

Audit fees                                                      26 866             8 259             24 000              5 836
                                                             ---------         ---------          ---------          ---------

- Current year                                                  25 801            18 022             22 935             15 599

- Other services                                                 1 065                 -              1 065                  -

- Underprovision prior years                                         -           (9 763)                  -            (9 763)
                                                             ---------         ---------          ---------          ---------

Depreciation                                                    35 301            25 389             20 945             15 953

Foreign exchange losses                                         34 564                 -             34 564                  -

Interest paid                                                   25 481             1 256             25 481              1 256

Loss on disposal of fixed assets                                     -             1 315                  -              1 315
--------------------------------------------------------------------------------------------------------------------------------


TAXATION                                        8               13 052           177 859             10 502            114 625
                                                             ---------         ---------          ---------          ---------

NET (LOSS)/INCOME FOR THE PERIOD
                                                              (50 296)           190 095           (25 918)            142 105

(LOSS)/INCOME ATTRIBUTABLE TO OUTSIDE
SHAREHOLDERS
                                                               (2 798)            16 352                  -                  -

(LOSS)/INCOME ATTRIBUTABLE TO MEMBERS
                                                              (47 498)           173 743           (25 918)            142 105

DIVIDEND PAID                                                   49 379           122 015             49 379            122 015
                                                             ---------         ---------          ---------          ---------

(ACCUMULATED LOSS)/ RETAINED INCOME for
the period
                                                              (96 877)            51 728           (75 297)             20 090

RETAINED INCOME at beginning of period
                                                               203 381           151 654            171 744            151 654
                                                             ---------         ---------          ---------          ---------

RETAINED INCOME at end of period
                                                               106 505           203 381             96 447            171 744
                                                             ---------         ---------          ---------          ---------

NOTES TO THE FINANCIAL STATEMENTS AT 29 FEBRUARY 1996
--------------------------------------------------------------------------------

1.       ACCOUNTING POLICIES

         The financial statements have been prepared on the historical cost basis and incorporate the following principal accounting policies which are consistent with those of the previous year :-

a.       BASIS OF CONSOLIDATION

         The consolidated financial statements comprise the financial position and the results of operations of the company and its subsidiaries. The results of the subsidiaries are included from the effective dates of acquisition. All significant inter-company transactions and balances are eliminated on consolidation.

b.       FIXED ASSETS

         Fixed assets are stated at cost less the related provision for depreciation. Depreciation is provided on the straight line basis at rates considered appropriate to reduce the book values to estimated residual values over the expected useful lives of the assets.

c.       STOCK

         Stock, which consists of goods for resale, is valued at the lower of cost and net realisable value. Cost is determined on the first in first out basis.

d.       FOREIGN CURRENCIES

         Liabilities in foreign currencies are converted to South African Rand at rates ruling at the balance sheet date, except where covered by forward exchange contracts, when the rates specified in the forward exchange contracts are used. Transactions are recorded at the rates ruling at the transaction date or at forward cover rates if applicable. All realised and unrealised gains and losses on uncovered foreign transactions are included in the income statement as incurred.

e.       FOREIGN CURRENCY TRANSLATION

         The financial statements have been translated from South African Rands into United States Dollars using the closing rate method.

         Assets and liabilities are translated at the rates of exchange ruling at the year end.

         Income, expenditure and cash flow items are translated at the weighted average rates of exchange during the year.

         Gains and losses arising from translation during the year are included in a foreign currency translation reserve.

f.       DEFERRED TAXATION

         Deferred taxation is provided using the comprehensive method and represents the future potential liability for taxation on items of expenditure which are recognised for tax purposes in periods different from those during which they are brought to account in the income statement. In computing the liability for deferred taxation, account is taken of computed income tax losses. Account is not taken of deferred taxation in the event of it resulting in a debit balance.

g.       PROGRAM DEVELOPMENT COSTS

         Program development costs are accumulated until the program is finalised and sales thereof have commenced. The costs are then written off to income over a period of 5 years. The cost of subsequent amendments will be written off as they are incurred.

h.       TURNOVER

         Turnover comprises sales to customers and excludes value added tax.

NOTES TO THE FINANCIAL STATEMENTS AT 29 FEBRUARY 1996
--------------------------------------------------------------------------------

                                                                     GROUP                                COMPANY
                                                          29.2.1996         31.5.1995          29.2.1996          31.5.1995
                                                              $                 $                  $                  $

2.       SHARE CAPITAL

         Authorised

         10 000 ordinary shares of R0.10
         each                                                      350               350                350                350
                                                        ===============   ===============    ===============    ===============


         Issued

         1 000 ordinary shares of R0.10
         each                                                       35                35                 35                 35
                                                        ===============   ===============    ===============    ===============





3.        INTEREST BEARING DEBT

         Short term                                            510 257                 -            509 173                  -
                                                        ===============   ===============    ===============    ===============

NOTES TO THE FINANCIAL STATEMENTS AT 29 FEBRUARY 1996
--------------------------------------------------------------------------------

4.       FIXED ASSETS

         GROUP                                           FURNITURE            OFFICE             COMPUTER
                                                       AND FITTINGS         EQUIPMENT           EQUIPMENT             TOTAL
         Depreciation rates                                      10%            10 - 20%            20 - 33%


         Cost                                                 31 709              20 421             135 150            187 280

         Accumulated depreciation                              5 757               3 765              45 452             54 974
                                                       --------------     ---------------     ---------------     --------------

         Net book value at beginning of period
                                                              25 952              16 656              89 698            132 306

         Translation difference                              (1 054)               (677)             (3 644)            (5 375)

         Additions                                            19 985               4 237              47 541             71 763


         Current depreciation                                  3 507               2 880              28 198             34 585
                                                       --------------     ---------------     ---------------     --------------


         Net book value at end of period                      41 376              17 336             105 397            164 109
                                                       ==============     ===============     ===============     ==============

         Cost                                                 49 993              23 331             172 491            245 815

         Accumulated depreciation                              8 617               5 995              67 094             81 706
                                                       --------------     ---------------     ---------------     --------------

         Net book value at end of period                      41 376              17 336             105 397            164 109
                                                       ==============     ===============     ===============     ==============

         COMPANY                                         FURNITURE            OFFICE             COMPUTER
                                                       AND FITTINGS         EQUIPMENT           EQUIPMENT             TOTAL
         Depreciation rates                                      10%              10-20%              20-33%


         Cost                                                 25 286              10 848             106 034            142 168

         Accumulated depreciation                              4 579               2 639              31 142             38 360
                                                       --------------     ---------------     ---------------     --------------


         Net book value at beginning of period
                                                              20 707               8 209              74 892            103 808

         Translation difference                                (841)               (334)             (3 043)            (4 217)

         Additions                                            17 815               2 859              33 770             54 443

         Current depreciation                                  2 567               1 449              16 504             20 520
                                                       --------------     ---------------     ---------------     --------------

         Net book value at end of period                      35 114               9 285              89 115            133 514
                                                       ==============     ===============     ===============     ==============


         Cost                                                 42 074              13 266             135 496            190 835

         Accumulated depreciation                              6 960               3 981              46 381             57 321
                                                       --------------     ---------------     ---------------     --------------

         Net book value at end of period                      35 114               9 285              89 115            133 514
                                                       ==============     ===============     ===============     ==============

NOTES TO THE FINANCIAL STATEMENTS AT 29 FEBRUARY 1996
--------------------------------------------------------------------------------

                                                                     GROUP                                COMPANY

                                                          29.2.1996         31.5.1995          29.2.1996          31.5.1995
                                                              $                 $                  $                  $

5.       PROGRAM
         DEVELOPMENT COSTS

         Current period expenditure                            272 459                 -            272 459                  -
                                                        ===============   ===============    ===============    ===============


6.       INVESTMENT IN SUBSIDIARY COMPANIES

         Shares at cost                                                                                  78                 55

         Amounts owing by subsidiaries                                                              239 846            161 075
                                                                                             ---------------    ---------------

         Net investment in subsidiaries                                                             239 924            161 130
                                                                                             ===============    ===============


         The shares at cost comprises :-

         Unlisted

         - A 90% share (1995 - 90%) in Soft Line Natal (Proprietary) Limited which has an issued share capital of $35.

         - A 70% share (1995 - 70%) in Soft Line Cape (Proprietary) Limited which has an issued share capital of $35.

         - A 100% share (1995 - R Nil) in Vantage Distribution (Proprietary) Limited which has an issued share capital of $35.



7.        BANK OVERDRAFT

         Trade debtors have been ceded to the company bankers subsequent to the financial period end as security for the bank overdraft and other facilities granted.


                                                                     GROUP                                COMPANY

                                                          29.2.1996         31.5.1995          29.2.1996          31.5.1995
                                                              $                 $                  $                  $

8.       TAXATION

         S.A. Normal Taxation                                    (188)           148 537              (188)             95 256

         Current                                                     -           148 537                  -             95 256

         Prior year overprovision
                                                                 (188)                 -              (188)                  -
                                                        ---------------   ---------------    ---------------    ---------------

         Secondary tax on companies                             13 240            29 322             10 690             19 369
                                                        ---------------   ---------------    ---------------    ---------------

                                                                13 052           177 859             10 502            114 625
                                                        ===============   ===============    ===============    ===============

NOTES TO THE FINANCIAL STATEMENTS AT 29 FEBRUARY 1996
--------------------------------------------------------------------------------

                                                                     GROUP                                COMPANY

                                                          29.2.1996         31.5.1995          29.2.1996          31.5.1995
                                                              $                 $                  $                  $

8.       TAXATION (CONT'D.)

         Tax rate reconciliation :                            %                 %                  %                  %

         Statutory tax rate                                          -              35,0                  -               35,0

         Permanent differences                                       -               5,3                  -                1,3

         Exempt income                                               -                 -                  -                0,3

         Prior year overprovision                                (0,5)                 -              (1,2)                  -

         Secondary tax on companies                               35,5               8,0               69,3                8,0
                                                        ---------------   ---------------    ---------------    ---------------

         Effective tax rate                                       35,0              48,3               68,1               44,6
                                                        ===============   ===============    ===============    ===============

         The estimated tax effect of tax
         losses are as follows :=

         Before deferred taxation                                6 269                                1 697

         After deferred taxation                                 6 269                                1 697

         Any benefit to be derived from
         these tax losses is dependant on the
         company and group earning taxable
         incomes in future years.


9.       DIRECTORS' EMOLUMENTS

         The aggregate of directors'
         emoluments

         For services as directors                                                                        =                  =

         For other services                                                                         218 859            206 234
                                                                                             ---------------    ---------------


                                                                                                    218 859            206 234
                                                                                             ===============    ===============



11       CONTINGENT LIABILITIES

a. Secondary tax on companies on the company's distributable reserves $8 912 (1995 = $31 970).

b. Guarantees issued to suppliers of the company by the company's bankers amount to $15 343.

c. The company has entered into a forward exchange contract to purchase United States Dollars to pay future foreign liabilities. The amount outstanding in respect of this contract is US$241 651 at a rate of R4,1382 = US$1.

CASH FLOW STATEMENTS FOR THE PERIOD ENDED 29 FEBRUARY 1996
--------------------------------------------------------------------------------

                                                                     GROUP                                COMPANY

                                                           29.2.1996         31.5.1995          29.2.1996         31.5.1995
                                              NOTES            $                 $                  $                 $

CASH (UTILISED IN)/RETAINED FROM OPERATING
ACTIVITIES                                                    (237 749)          219 705           (159 873)           244 235

Cash generated by operations                    1                17 150          332 417              27 552           264 192

Investment income                                                 3 980           12 013               1 280             8 338

Generated by a decrease in working capital
                                                2                6 616           99 119              15 564           230 763
                                                        ---------------   ---------------    ---------------    ---------------

Cash generated by operating activities                           27 746          443 549              44 396           503 293

Taxation paid                                   3             (163 538)        (123 393)           (106 522)         (158 674)

Finance costs                                                  (25 481)          (1 256)            (25 481)           (1 256)
                                                        ---------------   ---------------    ---------------    ---------------

Cash (utilised in)/available from operating
activities                                                    (161 273)          318 900            (87 607)           343 363

Dividends paid                                  4              (76 476)         (99 195)            (72 266)          (99 128)
                                                        ---------------   ---------------    ---------------    ---------------


CASH UTILISED IN INVESTING ACTIVITIES
                                                              (344 222)        (116 524)           (405 696)         (239 912)

Acquisition of fixed assets                                    (71 763)        (117 300)            (54 443)          (78 727)

Development costs capitalised                                 (272 459)                -           (272 459)                 =

Proceeds on disposal of fixed assets                                  -              776                   -                 =

Acquisition of subsidiaries                                           -                -                (26)              (55)

Increase in loans to subsidiary companies
                                                                      -                -            (78 768)         (161 130)
                                                        ---------------   ---------------    ---------------    ---------------

                                                              (581 971)          103 181           (565 569)             4 323
                                                        ================   ==============     ===============   ===============

CASH EFFECTS OF FINANCING ACTIVITIES

Increase in short term loans                                    510 257                -             509 173                 -

Decrease/(increase) in cash resources                            71 714        (103 181)              56 396           (4 323)
                                                        ----------------   --------------     ---------------   ---------------

                                                                581 971        (103 181)             565 569           (4 323)
                                                        ================   ==============     ===============   ===============

NOTES TO THE CASH FLOW STATEMENTS FOR THE PERIOD ENDED 29 FEBRUARY 1996
--------------------------------------------------------------------------------

                                                                     GROUP                                COMPANY

                                                          29.2.1996         31.5.1995          29.2.1996          31.5.1995
                                                              $                 $                  $                  $

1.        CASH GENERATED BY OPERATIONS

           Operating income before interest                    (11 763)          369 209             10 066            256 086

           Adjustment for :

           Depreciation                                         35 301            25 389             20 945             15 953

           Loss on disposal of fixed assets                          =               729                  =              1 215

           Investment income                                   (3 980)          (12 013)            (1 280)            (8 338)

           Exchange rate movement                              (2 408)          (50 897)            (2 179)              (724)
                                                       ----------------   ---------------    ---------------    ---------------

                                                                17 150           332 417             27 552            264 192
                                                       ================   ===============    ===============    ===============


2.       GENERATED BY A DECREASE IN WORKING CAPITAL

         Increase in stock                                   (320 629)         (143 720)          (301 389)          (114 109)

         (Increase)/decrease in accounts receivable
                                                           (1 058 204)         (106 093)        (1 030 615)             23 033

         Decrease/(increase) in fellow subsidiary
         companies                                              67 639          (43 310)             55 475           (31 146)

         Increase in accounts payable                        1 317 810           392 242          1 292 093            352 985
                                                       ----------------   ---------------    ---------------    ---------------

                                                                 6 616            99 119             15 564            230 763
                                                       ================   ===============    ===============    ===============

3.       TAXATION PAID

         Amounts unpaid at beginning of period
                                                             (150 486)          (96 020)           (96 020)          (140 069)

         Amounts charged to the income statement
                                                              (13 052)         (177 859)           (10 502)          (114 625)

         Amounts unpaid at end of period                             =           150 486                  =             96 020
                                                       ----------------   ---------------    ---------------    ---------------

                                                             (163 538)         (123 393)          (106 522)          (158 674)
                                                       ================   ===============    ===============    ===============

4.        DIVIDENDS PAID


         Amounts unpaid at beginning of period
                                                              (27 097)                 =           (22 887)                  =

         Amounts charged to income statement
                                                              (49 379)         (122 015)           (49 379)          (122 015)

         Outside shareholders' interest                        (2 507)           (4 277)                  =                  =

         Amounts unpaid at end of period                         2 507            27 097                  =             22 887
                                                       ----------------   ---------------    ---------------    ---------------

                                                              (76 476)          (99 195)           (72 266)           (99 128)
                                                       ================   ===============    ===============    ===============

                  SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED

                  ANNUAL FINANCIAL STATEMENTS

                  31 MAY 1995

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
(Registration Number: 70/11870/07)
ANNUAL FINANCIAL STATEMENTS
31 May 1995


CONTENTS

                                                                       Page
                                                                       ----
Report of the independent auditors                                      1

Report of the directors                                                 2

Consolidated income statement                                           3

Consolidated balance sheet                                              4

Income statement                                                        5

Balance sheet                                                           6

Cash flow statements                                                    7

Notes to the cash flow statements                                   8 - 9

Accounting policies                                                    10

Notes to the annual financial statements                          11 - 14






The annual financial statements set out on pages 2 to 14 were approved by the board of directors on 24 June 1995 and are signed on its behalf by:

/s/ Steven Cohen
 ..................................)
                                  )
                                  )          DIRECTORS
/s/ Alan Osrin                    )
 ..................................)

                         [DELOITTE & TOUCHE LETTERHEAD]





REPORT OF THE INDEPENDENT AUDITORS
TO THE MEMBERS OF SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED


We have audited the annual financial statements and group annual financial statements set out on pages 2 to 14. These annual financial statements are the responsibility of the company's directors. Our responsibility is to report on these annual financial statements.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance that, in all material respects, fair presentation is achieved in the annual financial statements. An audit includes an evaluation of the appropriateness of the accounting policies, an examination, on a test basis, of evidence supporting the amounts and disclosures included in the annual financial statements, an assessment of the reasonableness of significant estimates and a consideration of the appropriateness of the overall financial statement presentation. We consider that our audit procedures were appropriate in the circumstances to express our opinion presented below.

In our opinion these annual financial statements fairly present the financial position of the company and the group at 31 May 1995 and the results of their operations and cash flow information for the year then ended in conformity with generally accepted accounting practice and in the manner required by the Companies Act.








24 June 1995

The directors have pleasure in presenting their report on the activities of the company for the period ended 31 May 1995.

REVIEW OF ACTIVITIES

The company is engaged in the development and distribution of computer software, development projects and other related services.

The results for the period under review are clearly shown in the attached annual financial statements.

SHARE CAPITAL

The authorised share capital of the company was subdivided into 3 500 ordinary shares of 3,5 cents each on 17 October 1994.

Details of the authorised and issued share capital of the company appear in note 4 to the annual financial statements.

DIVIDENDS

A dividend of $122 015 (1994 - $ NIL) was declared during the year.

DIRECTORS AND SECRETARY

The directors in office at the financial year end and date of this report were as follows:

         S M Cohen
         J W Davis
         I M Epstein
         KRM Evans (appointed 18 October 1994)
         DW Henwood (appointed 18 October 1994)
         AG Lloyd (appointed 1 June 1994)
         A A Osrin
         J Smit (appointed 1 June 1994)

Secretary - Persetel Management Services (Proprietary) Limited

         Business address:                  Postal address:
         -----------------                  ---------------
         1 Charles Crescent                 P O Box 785091
         Eastgate Ext 4                     SANDTON
         SANDTON                            2146
         2148

HOLDING COMPANY

The company's holding company is Persetel Investments (Proprietary) Limited and ultimate holding company is Persetel Holdings Limited.

SUBSIDIARIES

The interest of the company in the aggregate net income of subsidiaries is:

                                              12 months      8 months
                                                  ended         ended
                                                 31 May        31 May
                                                    1995         1994
                                                       $            $

Net income                                      79 626              -
                                              ---------      --------

Details of the company's subsidiaries are set out in note 6 to these annual financial statements

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
CONSOLIDATED INCOME STATEMENT
for the year ended 31 May 1995

                                                                                        12 months              8 months
                                                                                            ended                 ended
                                                                                           31 May                31 May
                                                                      Notes                  1995                  1994
                                                                      -----                  -----                 ----
                                                                                                $                     $

TURNOVER                                                                                3 456 248             1 113 341

Operating income before interest                                          1               357 196               177 309
Net interest received                                                                      10 757                11 292


INCOME BEFORE TAXATION                                                                    367 953               188 601
Taxation                                                                  3               177 859                99 663


NET INCOME                                                                                190 094                88 938
Attributable to outside shareholders in subsidiaries                                       16 352                     -


NET INCOME ATTRIBUTABLE TO SHAREHOLDERS                                                   173 742                88 938
Dividend                                                                                  122 015                     -


RETAINED INCOME for the year                                                               51 727                88 938
Retained income at beginning of the year                                                  151 654                62 716


RETAINED INCOME at end of the year                                                        203 381               151 654

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
CONSOLIDATED BALANCE SHEET
31 MAY 1995

                                                                           Notes             1995              1994
                                                                           -----             ----              ----
                                                                                                $                 $
CAPITAL EMPLOYED
Share capital                                                                  4               35                35
Retained income                                                                           203 381           151 654
Foreign currency translation reserve                                                      (12 393)           (7 497)
                                                                                          -------           -------

TOTAL SHAREHOLDERS' FUNDS                                                                 191 023           144 192

OUTSIDE SHAREHOLDERS' INTEREST                                                              8 049                 -
                                                                                          -------           -------

TOTAL CAPITAL EMPLOYED                                                                    199 072           144 192
                                                                                          -------           -------
EMPLOYMENT OF CAPITAL

FIXED ASSETS                                                                   5          132 307            43 975

CURRENT ASSETS
Stock                                                                          7          191 462            47 742
Debtors                                                                                   444 228           338 135
Fellow subsidiary companies                                                                67 639            24 329
Bank balances and cash                                                                    155 254            52 073
                                                                                          -------           -------

Total current assets                                                                      858 583           462 279
                                                                                          -------           -------

CURRENT LIABILITIES
Creditors                                                                      8          614 235           221 993
Taxation                                                                                  150 486           140 069
Shareholders for dividend                                                                  27 097                 -
                                                                                          -------           -------

Total current liabilities                                                                 791 818           362 062
                                                                                          -------           -------

NET CURRENT ASSETS                                                                         66 765           100 217
                                                                                          -------           -------

TOTAL EMPLOYMENT OF CAPITAL                                                               199 072           144 192
                                                                                          -------           -------

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
INCOME STATEMENT
for the year ended 31 May 1995

                                                                                        12 months          8 months
                                                                                            ended             ended
                                                                                           31 May            31 May
                                                                           Notes             1995              1994
                                                                           -----             ----              ----
                                                                                                $                 $
TURNOVER                                                                                2 725 326         1 113 341
                                                                                        ---------         ---------

Operating income before interest                                               1          249 648           177 309
Net interest received                                                                       7 082            11 292
                                                                                        ---------         ---------

INCOME BEFORE TAXATION                                                                    256 730           188 601
Taxation                                                                       3          114 625            99 663
                                                                                        ---------         ---------

NET INCOME                                                                                142 105            88 938
Dividend                                                                                  122 015                 -
                                                                                        ---------         ---------

RETAINED INCOME for the year                                                               20 090            88 938
Retained income at beginning of the year                                                  151 654            62 716
                                                                                        ---------         ---------

RETAINED INCOME at end of the year                                                        171 744           151 654
                                                                                        ---------         ---------

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
BALANCE SHEET
31 MAY 1995


                                                                           Notes             1995               1994
                                                                           -----             ----               ----
                                                                                                $                  $
CAPITAL EMPLOYED

Share capital                                                                  4               35                 35
Retained income                                                                           171 744            151 654
Foreign currency translation reserve                                                      (11 902)            (7 497)
                                                                                          -------             ------


TOTAL CAPITAL EMPLOYED                                                                    159 877            144 192
                                                                                          =======            =======

EMPLOYMENT OF CAPITAL

FIXED ASSETS                                                                   5          103 808             43 975

SUBSIDIARY COMPANIES                                                           6          161 130                  -

CURRENT ASSETS
Stock                                                                          7          161 851             47 742
Debtors                                                                                   315 102            338 135
Fellow subsidiary companies                                                                55 475             24 329
Bank balances and cash                                                                     56 396             52 073
                                                                                          -------             ------

Total current assets                                                                      588 824            462 279
                                                                                          -------             ------

CURRENT LIABILITIES
Creditors                                                                      8          574 978            221 993
Taxation                                                                                   96 020            140 069
Shareholders for dividend                                                                  22 887                  -
                                                                                          -------             ------

Total current liabilities                                                                 693 885            362 062
                                                                                          -------             ------

NET CURRENT (LIABILITIES) ASSETS                                                         (105 061)           100 217
                                                                                          -------             ------

TOTAL EMPLOYMENT OF CAPITAL                                                               159 877            144 192
                                                                                          =======            =======

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
CASH FLOW STATEMENTS
for the year ended 31 May 1995

                                                                                             Group and
                                                                  Group          Company       company

                                                              12 months        12 months      8 months
                                                                  ended            ended         ended
                                                                 31 May           31 May        31 May
                                                Notes              1995             1995          1994
                                                                      $                $             $

Cash generated by operations                        A           275 240          217 740       120 907
Investment income                                                10 757            7 082        11 292
Decrease (increase) in working capital              B            99 119          230 763      (32 781)
                                                              ---------        ---------      --------

Cash generated by operating
activities                                                      385 116          455 585        99 418
Taxation paid                                       C         (123 393)        (158 674)      (86 233)
                                                              ---------        ---------      --------

Cash available from operating
activities                                                      261 723          296 911      (13 185)
Dividends paid                                      D          (42 018)         (52 676)      (64 838)
                                                              ---------        ---------      --------

CASH RETAINED FROM (APPLIED TO)
OPERATING ACTIVITIES                                            219 705          244 235      (51 653)
                                                              ---------        ---------      --------


Replacement of fixed assets                                   (117 300)         (78 727)      (24 037)
Proceeds of disposal of fixed
assets                                              E               776                -             -
Loans to subsidiary companies                                         -        (161 130)             -
Purchase of subsidiaries                                              -             (55)             -
                                                              ---------        ---------      --------


CASH UTILISED IN INVESTING ACTIVITIES                         (116 524)        (239 912)      (24 037)
                                                              ---------        ---------      --------


                                                                103 181            4 323      (75 690)
                                                              ---------        ---------      --------


CASH EFFECTS OF FINANCING ACTIVITIES

Decrease in long-term borrowings                                      -                -      (39 000)
(Decrease) increase in short-term borrowings        F         (103 181)          (4 323)       114 690
                                                              ---------        ---------      --------


CASH (UTILISED) GENERATED                                     (103 181)          (4 323)        75 690
                                                              ---------        ---------      --------

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
NOTES TO THE CASH FLOW STATEMENTS
for the year ended 31 May 1995

                                                                                                 Group and
                                                                  Group          Company           company

                                                              12 months        12 months          8 months
                                                                  ended            ended             ended
                                                                 31 May           31 May            31 May
                                                                   1995             1995              1994
                                                                      $                $                 $

   A. CASH GENERATED BY OPERATIONS:
      Operating income before interest                          357 196          249 648           177 309
      Adjustments for:
       Depreciation                                              25 389           15 953             4 218
       Loss on disposal of fixed
       assets                                                       729            1 315                 -
      Exchange rate movements                                 (108 074)         (47 176)          (60 620)
                                                              ---------         --------          --------


                                                                275 240          217 740           120 907
                                                              ---------         --------          --------

   B. DECREASE (INCREASE) IN WORKING CAPITAL:
      Increase in stock                                       (143 720)        (114 109)          (25 411)
      (Increase) decrease in debtors                          (106 093)           23 033          (98 714)
      Increase in creditors                                     392 242          352 985           115 673
      Fellow subsidiary companies                              (43 310)         (31 146)          (24 329)
                                                              ---------         --------          --------


                                                                 99 119          230 763          (32 781)
                                                              ---------         --------          --------


C.    TAXATION PAID IS RECONCILED
      TO THE AMOUNTS DISCLOSED IN
      THE INCOME STATEMENT AS FOLLOWS:
      Amounts unpaid at beginning of the year                    96 020          140 069           126 639
      Amounts charged to the income statement                   177 859          114 625            99 663
      Amounts unpaid at end of the year                       (150 486)         (96 020)         (140 069)
                                                              ---------         --------          --------


                                                                123 393          158 674            86 233
                                                              ---------         --------          --------

   D. DIVIDENDS PAID ARE RECONCILED
      TO THE AMOUNTS DISCLOSED IN
      THE INCOME STATEMENT AS FOLLOWS:
      Amounts unpaid at beginning of the year                         -                -            64 838
      Amounts charged to the income statement                    64 838           64 838                 -
      Outside shareholders interest                               4 277                -                 -
      Amounts unpaid at end of the year                        (27 097)         (12 162)                 -
                                                              ---------         --------          --------


                                                                 42 018           52 676            64 838
                                                              ---------         --------          --------

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
NOTES TO THE CASH FLOW STATEMENTS (continued) for the year ended 31 May 1995

                                                                                                          Group and
                                                                           Group          Company           company

                                                                       12 months        12 months          8 months
                                                                           ended            ended             ended
                                                                          31 May           31 May            31 May
                                                                            1995             1995              1994
                                                                       ---------        ---------          --------
                                                                               $                $                 $

   E. PROCEEDS ON DISPOSAL OF FIXED ASSETS:
      Book value of assets disposed of                                    1 505            1 315                 -
      Loss on disposal                                                      729            1 315                 -
                                                                       --------         --------            -------

                                                                            776                -                 -
                                                                       ========         ========            =======

   F. (DECREASE) INCREASE IN SHORT-TERM
      BORROWINGS COMPRISES:
      Decrease in short-term loans                                             -                -             (983)
      (Increase) decrease in bank balances
      and cash                                                         (103 181)          (4 323)           115 673
                                                                       --------         --------            -------
                                                                       (103 181)          (4 323)           114 690
                                                                       ========         ========            =======

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
ACCOUNTING POLICIES
31 May 1995



The annual financial statements are prepared on the historical cost basis and incorporate the following principal accounting policies, which have been consistently applied in all material respects.

CONSOLIDATION

The consolidated annual financial statements incorporate the annual financial statements of the company and its subsidiaries. The operating results of the subsidiaries are included from the effective dates of acquisition and up to the effective dates of disposal. All significant inter-company transactions and balances have been eliminated.

FOREIGN CURRENCY TRANSLATION

The financial statements have been translated from South African Rands into United States Dollars using the closing rate method.

Assets and liabilities are translated at the rates of exchange ruling at the year end.

Income, expenditure and cash flow items are translated at the weighted average rates of exchange during the year.

Gains and losses arising from translation during the year are included in a foreign currency translation reserve.

FIXED ASSETS AND DEPRECIATION

Fixed assets are stated at cost. Depreciation is calculated on cost using the straight line method over their expected useful lives. The rates used are as follows:

    Furniture and fittings                      10%
    Computer equipment                          20%
    Office equipment                            20%

STOCK

Stock is valued at the lower of cost and net realisable value. Cost is determined on the following bases:

     Stationery stock is valued at average cost.

     Merchandise is valued at cost on a first-in first-out basis.

Redundant and slow-moving stocks are identified and written down with regard to their estimated economic or realisable values.

DEFERRED TAXATION

Deferred taxation is provided on the comprehensive basis using the liability method. Defererred tax assets are not raised.

TURNOVER

Turnover comprises the invoiced value of sales to third parties and excludes value added tax.

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
NOTES TO THE ANNUAL FINANCIAL STATEMENTS
31 May 1995

                                                                           Group         Company       Group and company

                                                                       12 months        12 months          8 months
                                                                           ended            ended             ended
                                                                          31 May           31 May            31 May
                                                                            1995             1995              1994
                                                                               $                $                 $
                                                                          ------           ------            ------
1.  OPERATING INCOME BEFORE INTEREST

    Operating income before interest is
    arrived at after taking the following items into account:
    Auditor's remuneration:
    -  audit fees                                                         18 022           15 599            11 074
    -  overprovision in prior year                                       (9 763)          (9 763)                 -
                                                                          ------           ------            ------

                                                                           8 259            5 836            11 074
                                                                          ------           ------            ------


    Depreciation                                                          25 389           15 953             4 218

    Loss on disposal of fixed assets                                         729            1 315                 -

    Income from subsidiaries:
    -  fees                                                                                15 753                 -
    -  dividends                                                                           31 637                 -
                                                                                           ------            ------

                                                                                           47 390             4 218
                                                                                           ------            ------

    Operating lease payments:
    -  land and buildings                                                 66 601           49 688            15 364
                                                                          ------           ------            ------



2.  DIRECTORS' EMOLUMENTS

    For managerial services                                                               206 234           122 663
                                                                                          -------           -------

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
NOTES TO THE ANNUAL FINANCIAL STATEMENTS (continued)
31 May 1995

                                                                                                          Group and
                                                                           Group          Company           company

                                                                       12 months        12 months          8 months
                                                                           ended            ended             ended
                                                                          31 May           31 May            31 May
                                                                            1995             1995              1994
                                                                               $                $                 $
                                                                         -------          -------            ------
3.  TAXATION

    South African normal taxation

    Current taxation - current year                                      148 462           95 256            99 663
    Secondary tax on companies                                            29 397           19 369                 -
                                                                         -------          -------            ------

    Taxation, per income statement                                       177 859          114 625            99 663
                                                                         -------          -------            ------

                                                                               %                %                 %

    South African normal rate of taxation                                   35,0             35,0              35,0

    Non-taxable income                                                         -            (3,7)                 -
    Expenditure not allowed for taxation                                     0,3              0,3               0,6
    Timing differences not provided for                                      5,0              5,0              12,2
    Transitional levy                                                          -                -               5,0
    Secondary tax on companies                                               8,0              8,0                 -
                                                                         -------          -------            ------

    Effective Tax Rate                                                      48,3             44,6              52,8
                                                                         -------          -------            ------


                                                                           1995             1995              1994
                                                                         -------          -------            ------
                                                                              $                $                 $
4.  SHARE CAPITAL

    Authorised
    10 000 (1994 : 1 000) Ordinary shares of
    10 cents (1994 : R1) each                                                350              350               350
                                                                         -------          -------            ------

    Issued 1 000 (1994 : 100) ordinary shares
    of 10 cents (1994 : R1) each                                              35               35                35
                                                                         -------          -------            ------

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
NOTES TO THE ANNUAL FINANCIAL STATEMENTS (continued)
31 May 1995



5. FIXED ASSETS

                                                                                      Accumulated          Net Book
                                                                            Cost     Depreciation             Value
                                                                            ----     ------------             -----
                                                                               $                $                 $
Group
-----
31 May 1995
-----------
Furniture and fittings                                                    31 709            5 757            25 952
Computer equipment                                                       135 150           45 452            89 698
                                                                         -------           ------            ------
Office equipment                                                          20 421            3 765            16 656


                                                                         187 280           54 974           132 306
                                                                         -------           ------            ------
Company
-------
31 May 1995
-----------
Furniture and fittings                                                    25 286            4 579            20 707
Computer equipment                                                       106 034           31 142            74 892
Office equipment                                                          10 848            2 639             8 209
                                                                         -------           ------            ------

                                                                         142 168           38 360           103 808
                                                                         -------           ------            ------
Group and company
-----------------
31 May 1994
-----------
Furniture and fittings                                                    16 974            3 977            12 997
Computer equipment                                                        48 770           18 742            30 028
Office equipment                                                           1 325              375               950
                                                                         -------           ------            ------

                                                                          67 069           23 094            43 975
                                                                         -------           ------            ------

SOFT LINE BUSINESS SYSTEMS (PROPRIETARY) LIMITED
NOTES TO THE ANNUAL FINANCIAL STATEMENTS (continued)
31 May 1995


                                                                                        Group and
                                                                         Company          company

                                                                       12 months         8 months
                                                                           ended            ended
                                                                          31 May           31 May
                                                                            1995             1994
                                                                        --------          --------
                                                                               $                $
6.  SUBSIDIARY COMPANIES
    Shares at cost                                                            55                -
    Amounts owing by subsidiaries                                        161 130                -
                                                                        --------          --------

    Net investment in subsidiaries                                       161 185                -
                                                                        --------          --------



The investment in subsidiary companies comprises:

    Unlisted

  - A 90% share (1994 : Nil) in Soft Line Natal (Proprietary) Limited which has an issued share capital of R100.

  - A 70% share (1994 : Nil) in Soft Line Cape (Proprietary) Limited which has an issued share capital of R100.

                                                                                                          Group and
                                                                           Group          Company           Company

                                                                            1995             1995              1994
                                                                            ----             ----              ----
                                                                               $                $                 $
7.  STOCK

    Stationery stock                                                      38 674           38 674            17 624
    Merchandise                                                          152 788          123 177            30 118
                                                                         -------          -------           -------

                                                                         191 462          161 851            47 742
                                                                         -------          -------           -------

8.  CREDITORS

    Trade creditors                                                      321 169          307 242            66 164
    Provisions                                                            92 487           86 768            94 012
    Other creditors                                                      200 579          180 968            61 817
                                                                         -------          -------           -------

                                                                         614 235          574 978           221 993
                                                                         -------          -------           -------

                       DIVERGENT TECHNOLOGIES PTY LIMITED

                                 ACN 003 908 325


                              FINANCIAL STATEMENTS


                             YEAR ENDED 30 JUNE 1996

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325

                                DIRECTORS' REPORT

In respect of the financial year ended 30 June 1996, the directors of Divergent Technologies Pty Limited, submit the following report made out in accordance with a resolution of directors:-

NAMES OF DIRECTORS

The names of the directors of the company in office at the date of this report are:

                                    Ivan Hammerschlag
                                    Shaun Rosen
                                    Peter Wise

PRINCIPAL ACTIVITIES

The principal continuing activities of the company in the course of the financial year were that of sale of computer software and hardware and computer services. No significant change in the nature of these activities occurred during the year.

OPERATING RESULT

The net amount of profit of the company for the year after providing for income tax was $840,275 (1995:$831,248).

DIVIDENDS

During the financial year dividends of $1,116,427 were paid as follows:-

"A" Class shares                           1,105,727
"E" Class shares                              10,700
                                           ---------
                                          $1,116,427
                                           =========

Since year end a dividend of $550,000 has been paid as follows:-

"A" Class shares                          $   531,401
"E" Class shares                               18,599
                                          -----------
                                          $   550,000
                                          ===========

SIGNIFICANT CHANGES IN STATE OF AFFAIRS

No matters or circumstances have arisen since the end of the financial year which significantly affected or may significantly affect the operations of the company or the results of those operations or the state of affairs of the company during the financial year subsequent to 30 June 1996.

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325

                           DIRECTORS' REPORT (CONT'D)


EVENTS SUBSEQUENT TO BALANCE DATE

Since the end of the financial year, the directors are not aware of any matter or circumstance not otherwise dealt with in this report or Note 20 to the financial statements that has significantly or may significantly affect the operations of the company, the results of those operations or the state of affairs of the company in subsequent financial years.

SHARE OPTIONS

Since the end of the financial year options over 78,947 "A" Class shares have been granted to an employee of the company, Clive Klugman. No options have been exercised at the date of this report.

No unissued shares, other than those referred to above are under option at the date of this report.

LIKELY DEVELOPMENTS AND RESULTS

No information is included on the likely developments in the operations of the company and the expected results of those operations as it is the opinion of the directors of the company that this information would prejudice the interests of the company if included in this report.

DIRECTORS BENEFITS

No director of the company has, since the end of the previous financial year, received or become entitled to receive a benefit other than a benefit included in the aggregate amount of emoluments received or due and receivable by directors shown in the accounts, or the fixed salary of a full-time employee of the company or of a related corporation by reason of a contract made by the company or a related corporation with any director or with a firm of which he is a member, or with a company in which he has a substantial financial interest.

DIRECTORS' INTEREST IN CONTRACTS

No material contract involving directors were entered into since the end of the previous financial year or existed at the end of the financial year.

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325

                           DIRECTORS' REPORT (CONT'D)


INDEMNIFICATION AND INSURANCE OF OFFICERS AND AUDITORS

The company has not, during the financial year, in respect of any person who is or has been an officer or auditor of the company:

- indemnified or made any relevant agreement for indemnifying against a liability incurred as an officer, including costs and expenses in successfully defending legal proceedings; or

- paid or agreed to pay a premium in respect of a contract insuring against a liability incurred as an officer for the costs or expenses to defend legal proceedings

For and on behalf of the Board in accordance with a resolution of the directors dated 31 October, 1996.


/S/ SHAUN ROSEN                             /S/ IVAN HAMMERSCHLAG
-------------------------------             --------------------------------
MR. SHAUN ROSEN - DIRECTOR                  MR. IVAN HAMMERSCHLAG - DIRECTOR

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325

                             PROFIT AND LOSS ACCOUNT
                         FOR THE YEAR ENDED 30 JUNE 1996

                                                              NOTE              1996             1995
                                                                                 $                 $
Operating profit before income tax                              2,3            1,181,036         1,270,098

Abnormal item before income tax                                   4               82,045
                                                                               ----------        ---------

Operating profit after abnormal
     item but before income tax                                                1,263,081         1,270,098

Income tax attributable to operating profit                       8               422,806
                                                                               ----------        ---------
   438,850

Operating profit after income tax                                                840,275           831,248

Retained profits at the beginning of the financial year                          821,899            70,653
                                                                               ----------        ---------

Total available for appropriation                                              1,662,174           901,901

Dividends provided for or paid                                                 1,116,427            80,002
                                                                               ==========        =========

Retained profits at the end of the financial year                                545,747           821,899
                                                                               ==========        =========







              These accounts are to be read in conjunction with the
               accompanying notes which form part of the accounts.

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325



                        BALANCE SHEET AS AT 30 JUNE 1996

                                                              NOTE              1996             1995
                                                                                  $                $
CURRENT ASSETS
Cash                                                             9               254,794           850,484
Receivables                                                     10             1,044,484           710,034
Inventories                                                     11               418,545           195,336
Other                                                           12                65,808            63,492
                                                                               ---------         ---------
TOTAL CURRENT ASSETS                                                           1,783,631         1,819,346
                                                                               ---------         ---------

NON CURRENT ASSETS
Property, plant and equipment                                   13               655,517           190,109
Intangibles                                                     14             2,489,417         2,000,875
                                                                               ---------         ---------
TOTAL NON CURRENT ASSETS                                                       3,144,934         2,190,894
                                                                               ---------         ---------

TOTAL ASSETS                                                                   4,928,565         4,010,240
                                                                               ---------         ---------

CURRENT LIABILITIES
Creditors and borrowings                                        15             1,338,841           699,403
Provisions                                                      16               412,608           488,932
Other                                                           17                43,822
                                                                               ---------         ---------
TOTAL CURRENT LIABILITIES                                                      1,795,271         1,188,335
                                                                               =========         =========

NONCURRENT LIABILITIES
Provisions                                                      16                12,716                 -
                                                                               ---------         ---------
TOTAL NON CURRENT LIABILITIES                                                     12,716                      -
                                                                               ---------         ---------

TOTAL LIABILITIES                                                              1,807,987         1,188,335
                                                                               ---------         ---------

NET ASSETS                                                                     3,120,578         2,821,905
                                                                               =========         =========

SHAREHOLDERS' EQUITY
Share capital                                                   18             1,500,525                16
Reserves                                                        19             1,074,305         1,999,990
Retained profits                                                                 545,747           821,899
                                                                               ---------         ---------
                                                                               3,120,578         2,821,905
                                                                               =========         =========

                      The above balance sheet is to be read
                     in conjunction with the attached notes.

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                         FOR THE YEAR ENDED 30 JUNE 1996

NOTE 1:  STATEMENT OF ACCOUNTING POLICIES

These financial statements are a special purpose financial report prepared in order to meet the needs of the members, which have been prepared specifically for distribution to members in accordance with the entity's constitution. The Directors have determined that the company is not a reporting entity as defined in Statement of Accounting Concepts 1 "Definition of the Reporting Entity" and therefore there is no requirement to apply Accounting Standards and other mandatory professional reporting requirements (Urgent Issues Group Consensus Views) in the preparation and presentation of these financial statements.

However, all Accounting Standards and professional reporting requirements have been adopted, with the exception of the following:-

                    AASB 1008 - Accounting for Leases
                    AASB 1017 - Related Party Disclosure
                    AASB 1020 - Accounting for Income Tax
                                (Tax-Effect Accounting)
                    AASB 1026 - Statement of Cash Flows

(A)      BASIS OF ACCOUNTING

         These statements have also been prepared on an accruals basis from the records of the company. They are based on historical cost and do not take into account changing money values, or except where specifically stated, current valuations of non-current assets.

(B)      INVENTORIES

         Inventories are stated at the lower of cost and net realisable value.

(C)      INCOME TAX

         Income tax is brought to account on the tax payable method, whereby the income tax expense shown in the profit and loss is based on the amount of tax paid or payable during the year.

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                         FOR THE YEAR ENDED 30 JUNE 1996

NOTE 1:  STATEMENT OF ACCOUNTING POLICIES (CONTINUED)

(D)      PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment are brought to account at cost less, where applicable, any accumulated depreciation.

         The carrying amount of property, plant and equipment is reviewed annually by the Directors to ensure it is not in excess of the recoverable amount from these assets. The recoverable amount is assessed on the basis of the expected net cash flows which will be received from the assets employment and subsequent disposal. The expected net cash flows have not been discounted to their present values in determining recoverable amounts.

         The depreciable amount of all fixed assets is depreciated over the period of time the asset is expected to be used by the company.

(E)      REVENUE RECOGNITION

         (I) CONSULTING INCOME
         Revenues from consulting services provided are recognized when the service is performed.

         CHANGE IN ACCOUNTING POLICY

         In the previous financial year, consulting income was recognized when the invoice to the customer was raised. To better reflect the financial performance and financial position of the company, consulting revenue is now recognized when the service is performed for the customer.

         As a result of the above change in accounting policy, consulting revenue has increased by $125,867.

         (II) UNEARNED REVENUE
         Revenues received for maintenance income in advance of the maintenance services being performed are recorded as unearned revenue.

         CHANGE IN ACCOUNTING POLICY
         In the previous financial year, revenues for maintenance income were recorded in the period in which they were invoiced. In the current financial year, to better match the maintenance income with the expenses of providing maintenance services, the amounts are recorded as unearned revenue when invoiced and then matched to the period to which the maintenance revenue relates.

         As a result of the above change in accounting policy, maintenance income for the company has reduced by $43,822.

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325


                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                         FOR THE YEAR ENDED 30 JUNE 1996

NOTE 1:  STATEMENT OF ACCOUNTING POLICIES (CONTINUED)

(F)      INTANGIBLES

         PRINCIPAL TECHNOLOGY
         Principal technology is recorded at cost.
         The balance is reviewed annually and any balance representing future benefits for which the realization is considered to be no longer probable are written off.

         GOODWILL
         Goodwill is amortized on a straight line basis over the period of the expected benefit, which has been assessed as 20 years from the date of purchase.

(G)      EMPLOYEE ENTITLEMENTS

         Provision is made for the companies liability for employee entitlements arising from services rendered by employees to balance date. Employee entitlements expected to be settled within one year together with entitlements arising from wages and salaries, annual leave and sick leave which will be settled after one year, have been measured at their nominal amount. Other employee entitlements payable later than one year have been measured at the present value of the estimated future cash outflows to be made for those entitlements.

(H)      WARRANTY CLAIMS

         All warranty claims made against the company are adequately covered by current insurance policies. Consequently, no provision for warranty claims is brought to account.

(I)      LEASED ASSETS

         WHERE THE ENTITY IS THE LESSEE
         Goods purchased for leasing to customers are recorded as fixed assets, at cost (i.e. Property, Plant and Equipment). Income received from leasing of such assets is recognized as income in the period it is received.

         WHERE THE COMPANY IS THE LESSOR
         The company records all lease payments made under finance leases agreements, as expenses of the period in which they arise.

(J)      COMPARATIVE FIGURES
         Where necessary, comparative figures have been adjusted to conform with changes in presentation for the current financial year.

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                ACN 003 908 325

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                         FOR THE YEAR ENDED 30 JUNE 1996

NOTE 2:  OPERATING REVENUE

                                                                               1996              1995
                                                                                 $                 $
                                                                          --------------    --------------
Sales revenue                                                                  5,865,847         4,151,877
Other operating revenue:
         - Interest received - other corporations                                 65,019            39,411
         - Consulting fees                                                     1,921,384         1,311,342
         - Maintenance income                                                    394,480           399,651
         - Lease income                                                          125,000                 -
         - Proceeds from the sale of fixed assets                                  7,000                 -
         - Recoveries                                                             30,439            13,474
         - Other revenue                                                           1,328             1,040
                                                                               ---------         ---------
                                                                               8,410,497         5,916,795
                                                                               =========         =========

NOTE 3:  OPERATING PROFIT

(a) Operating profit before abnormal items and income tax has been determined after:

(i)      Crediting as income:
         Interest received
         - Other corporations                                                     65,109            39,411
         Profit on sale of non current assets                                      7,000
                                                                               =========         =========
         -

(ii)     Charging as expenses
         Depreciation of:
         - Plant and equipment                                                   287,533            37,195
         - Motor vehicles                                                          8,100                 -
         Provision for credit notes                                               78,028            74,388
         Lease payments                                                           54,075            75,318
         Amortization of:
         - Formation expense                                                         875                 -
         - Goodwill                                                                  583                 -
         Provision for annual leave                                               49,364            30,470
         Provision for long service leave                                         12,716                 -
                                                                               =========         =========

=
                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                         FOR THE YEAR ENDED 30 JUNE 1996

NOTE 4:  ABNORMAL ITEM

                                                                                1996             1995
                                                                                  $                $
Net increase in revenues arising from changes in accounting policies:
- Consulting income (refer note 1(e)(i))                                       125,867              -
- Maintenance income (refer note 1(e)(ii))                                     (43,821)             -
                                                                               -------        -------

                                                                                82,045              -
                                                                               =======        =======

Income tax applicable thereto                                                   29,536              -
                                                                               =======        =======

NOTE 5: REMUNERATION OF DIRECTORS

Directors' remuneration

Income received or due receivable by directors
of the company                                                                 442,072        205,834
                                                                               =======        =======

The number of directors of the Company included in these figures are shown below in their relevant income bands:-

$30,000 to $39,999                                                                   1              -
$80,000 to $89,999                                                                   -              1
$120,000 to $129,999                                                                 -              1
$180,000 to $189,999                                                                 1              -
$220,000 to $229,999                                                                 1              -
                                                                               =======        =======

NOTE 7: AUDITORS REMUNERATION

Amounts received, or due receivable by the auditors for:

- Auditing the financial statements                                              6,000              -
- Other services                                                                     -              -
                                                                               =======        =======

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                         FOR THE YEAR ENDED 30 JUNE 1996

NOTE 8:  INCOME TAX                                                               1996              1995
                                                                                    $                 $
(a)      The prima facie tax payable on operating
         profit is reconciled to the income tax
         provided in the accounts as follows:-
Prima facie tax payable on operating profit at 36% (1995 - 33%)                  454,709           419,132
                                                                                ========          ========

Add:    Tax effect of:
Non deductible expenses:-
- Professional fees                                                               10,053             8,176
- Entertainment                                                                    1,173             1,803
- Insurance                                                                        3,141             1,265
- Amortization of intangibles                                                        525                 -
- Sundry                                                                             122                77

Amounts deductible in future periods
(future income tax benefits not brought to account)                               57,127            26,434
                                                                                --------          --------
                                                                                  72,141            37,755
                                                                                --------          --------
Less:  Tax effect of:
Other deductible items:-
- Amortization of principal technology                                            37,900            13,887
Amounts deductible in current period not recorded
as expenses until future periods
(Provision for deferred income tax not brought to account)                        66,144             4,150
                                                                                --------          --------
                                                                                 104,044            18,037
                                                                                --------          --------
Income tax expense applicable to current year                                    422,806           438,850
                                                                                ========          ========

(b)      The income tax expense comprises
         amounts set aside for:-
Provision for income tax                                                         422,806           438,850
                                                                                ========          ========

(c)      Provision for income tax attributable to future
         years not brought to account:-
Future income tax benefit                                                        (57,127)          (26,434)
Provision for deferred income tax                                                 66,144             4,150
                                                                                --------          --------
                                                                                   9,017           (22,284)
                                                                                ========          ========

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325


                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                         FOR THE YEAR ENDED 30 JUNE 1996

NOTE 9:  CASH                                                                     1996              1995
                                                                                    $                 $
Cash on hand                                                                           4                 4
Term deposits                                                                    184,986           849,621
Cash management account                                                           50,778                 -
Cash at bank - Commercial bank account                                            13,373
Cash at bank - Rags                                                                4,560                 -
Petty Cash                                                                           703               655
Deposits                                                                             390               204
                                                                               ---------           -------
                                                                                 254,794           850,484
                                                                               =========           =======

NOTE 10: RECEIVABLE

Trade and other debtors                                                          802,438           720,580
Provision for doubtful debts                                                     (78,028)          (24,611)
                                                                               ---------           -------
                                                                                 724,410           695,969
                                                                               ---------           -------

Sundry debtors                                                                   128,885             8,213
Loans at call                                                                          -             3,052
Shareholders' loans - "E" Class shares                                           174,825                 -
Loans - other                                                                     16,364             2,800
                                                                               ---------           -------

                                                                               1,044,484           710,034
                                                                               =========           =======
NOTE 11: INVENTORIES
Stock on hand - finished goods                                                   418,545           195,336
                                                                               =========           =======

NOTE 12: OTHER ASSETS
Prepayments                                                                       65,808            63,492
                                                                               =========           =======

NOTE 13: PROPERTY, PLANT AND EQUIPMENT
Plant and equipment - at cost                                                    952,026           179,851
Accumulated depreciation                                                        (334,173)          (40,057)
                                                                               ---------           -------
                                                                                 617,853           139,344
                                                                               ---------           -------

Motor vehicles - at cost                                                          54,000            60,372
Accumulated depreciation                                                         (16,336)           (9,697)
                                                                               ---------           -------
                                                                                  37,664            50,675
                                                                               ---------           -------
Total property, plant and equipment                                              655,517           190,019
                                                                               =========           =======

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                         FOR THE YEAR ENDED 30 JUNE 1996

NOTE 14:  INTANGIBLES                                                            1996              1995
                                                                                  $                  $
Principal technology
- Dolfin - at cost                                                             2,000,000         2,000,000
- Rags - at cost                                                                 455,000                 -
                                                                               ---------         ---------
                                                                               2,455,000         2,000,000
                                                                               ---------         ---------
Formation expense                                                                    875               875
Less:  Accumulated amortization                                                     (875)
                                                                               ---------         ---------
                                                                                       -               875
                                                                               ---------         ---------

Goodwill - at cost                                                                35,000                 -
Less:  Accumulated amortization                                                     (583)                -
                                                                               ---------         ---------
                                                                                  34,417                 -
                                                                               ---------         ---------

                                                                               2,489,417         2,000,875
                                                                               =========         =========
NOTE 15: CREDITORS AND BORROWINGS

CURRENT
Bank overdraft - secured*                                                        181,996            37,580
Trade creditors                                                                  458,902           581,892
Sundry creditors                                                                 397,443            79,431
Loan - D Rosen - unsecured                                                           500               500
Deposits owing - unsecured                                                       300,000                 -
                                                                               ---------         ---------

                                                                               1,338,841           699,403
                                                                               =========         =========
* Secured by registered mortgage debenture
over the assets of the company.

NOTE 16:  PROVISIONS

CURRENT
Income tax                                                                       313,162           438,850
Annual leave                                                                      99,446            50,082
                                                                               ---------         ---------
                                                                                 412,608           488,932
                                                                               =========         =========
NON-CURRENT
Long Service Leave                                                                12,716                 -
                                                                               =========         =========

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325


                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                         FOR THE YEAR ENDED 30 JUNE 1996

NOTE 17:  OTHER

                                                                                1996             1995
                                                                                 $                 $
Unearned income                                                                   43,822                 -
                                                                             ===========         =========

NOTE 18:  SHARE CAPITAL

AUTHORIZED
500,000 Ordinary shares of $1                                                100,000,000         1,000,000
10,000,000 "E" Class redeemable
     preference shares of $0.01                                                  100,000                 -
                                                                             -----------         ---------
                                                                             100,100,000         1,000,000
                                                                             ===========         =========


ISSUED
1,500,000 Ordinary shares of $1
     (1995: 16 Ordinary Shares of $1)                                          1,500,000                16
52,500 "E" Class redeemable Preference shares                                        525                 -
                                                                             -----------         ---------
                                                                               1,500,525                16
                                                                             ===========         =========

NOTE 19:  RESERVES

Share premium reserve                                                          1,074,306         1,999,990
                                                                             ===========         =========

Movement in reserves was:-

Opening balance                                                                1,999,990                 -

Add:
- Allotment of $120,000 ordinary shares at $2.3333 premium                       279,996                 -
- Allotment of $2,500 "E" Class redeemable preference
     shares at a $3.32 premium                                                   174,300                 -
      allotment of 12 ordinary shares at a $166,665.83 premium  -              1,999,990
Less:
      bonus issue from share premium reserve                                  (1,379,984)                -
                                                                             -----------         ---------

Closing Balance                                                                1,074,302         1,999,990
                                                                             ===========         =========

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325

                    NOTES TO AND FORMING PART OF THE ACCOUNTS
                         FOR THE YEAR ENDED 30 JUNE 1996

NOTE 20:  SUBSEQUENT EVENTS                                                      1996              1995
                                                                                   $                 $
On 2 July 1996, Divergent sold the right to receive lease payments from a client of the company, for the cash consideration of $899,332. As a consequence, a profit of $592,849 will be realized during the year ending 30 June 1997.

NOTE 21:  CONTINGENT LIABILITIES
Bank guarantee                                                                   250,000           250,000
                                                                                 =======           =======

NOTE 22:  COMMITMENTS

(A)      FINANCE LEASES

Finance leasing commitments that have not been provided for in the financial statements

Payable no later than one year                                                     6,351                 -
Payable later than one, no later than two years                                    1,058                 -
Payable later than two, no later than five years                                       -                 -
Payable later than five years                                                          -                  -
                                                                                 -------           -------

                                                                                   7,409                 -
                                                                                 =======           =======

(B)      OTHER
         The company has no lease agreement in place for its main premises. However, the leasor and the company have agreed to an indefinite base rental of $15,000 per annum.

NOTE 23:  SEGMENT REPORTING

The principal activity of the company is a supplier of both computer hardware and software. The company trades in Australia only.

                       DIVERGENT TECHNOLOGIES PTY LIMITED
                                 ACN 003 908 325

                             STATEMENT BY DIRECTORS

The directors determined that the company is not a reporting entity as defined in Statement of Accounting Concepts I "Definition of the Reporting Entity", and therefore there is no requirement to apply accounting standards and other mandatory professional reporting requirements (Urgent Issues Group Consensus Views) in the preparation of these financial statements. The directors have determined that this special purpose financial report should be prepared in accordance with those accounting policies outlined in Note 1 to the accounts.

In the opinion of the directors of the company:

1.       (a)      The accompanying Profit and Loss Account gives a true and fair view of the profit or loss of the company for the financial year ended 30 June, 1996; and

         (b) The accompanying Balance Sheet give a true and fair view of the state of affairs of the company as at 30 June, 1996.

2. At the date of this statement, there are reasonable grounds to believe that the company will be able to pay its debts as and when they fall due.

  This statement is made in accordance with a resolution of the Board of the Directors and is signed for and on behalf of the directors by:



Director /S/ SHAUN ROSEN
        -------------------------------
        Shaun Rosen



Director /S/ IVAN HAMMERSCHLAG
        -------------------------------
        Ivan Hammerschlag


Dated:  31 October, 1996

PANNELL KERR FORSTER                                       PKF WORLDWIDE

Chartered Accountants                                      20th Level
                                                           1 York Street
                                                           Sydney NSW 2000

                                                           Tel: (02)9251 4100
                                                           Fax: (02)9251 3832

                                                           DX: 10173
                                                           Sydney Stock
                                                           Exchange

                   INDEPENDENT AUDIT REPORT TO THE MEMBERS OF
                       DIVERGENT TECHNOLOGIES PTY LIMITED
SCOPE
We have audited the financial statements, being a special purpose financial report of Divergent Technologies Pty limited for the year ended 30 June 1996, as set out on pages 4 to 16. The company's directors are responsible for the financial statements and have determined that the accounting policies used are constant with the financial requirements of Divergent Technologies Pty Limited and are appropriate to meet the needs of members. We have conducted an independent audit of these financial statements in order to express an opinion on them to the members of the company. No opinion is expressed as to whether the accounting policies used are appropriate to the needs of the members.

The financial statements have been prepared for distribution to members. We disclaim any responsibility for any reliance on this report or on the financial statements to any person other than the members, or for any purpose other than that for which it was prepared.

Our audit has been conducted in accordance with Australian Auditing standards. Our procedures included examination, on a test basis, of the evidence supporting the amounts and other disclosures in the financial statements, and significant accounting estimates. These procedures have been undertaken to form an opinion as to whether, in all material respects, the financial statements are prepared fairly in accordance with the accounting policies described in note 1 to the financial statements, (these policies do not require the application of all Accounting Standards and UIG Consensus Views).

The audit opinion on this report is expressed on the above basis.

AUDIT OPINION
In our opinion, the financial statements present fairly, in accordance with the accounting policies described in Note 1 to the financial statements, the financial position of Divergent Technologies Pty Limited as at 30 June 1996 and the results of its operations for the year then ended.

PANNEL KERR FORSTER
Chartered Accountants                                   Dated: 31 October, 1996
GEOFF HARRIS, Partner                             A New South Wales Partnership

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVI HOLDINGS, INC., A NEVADA CORPORATION

By: /s/Barry M. Schechter
   -------------------------------
    Barry M. Schechter, President
    (Principal Executive Officer)

Date: May 11, 1997


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signatures                        Capacity                       Date
    ----------                        --------                       ----


/s/Barry M. Schechter         Chairman of the Board,              May 13, 1997
-------------------------     President, Chief
Barry M. Schechter            Executive Officer and Director



/s/Russell A. Schechter       Vice President,                     May 13, 1997
------------------------      Treasurer and Director
Russell A. Schechter          (Principal Financial
                              and Accounting
                              Officer)


/s/Arthur S. Klitofsky        Vice President and                  May 13, 1997
------------------------      Director
Arthur S. Klitofsky


------------------------      Director
John C. Petrow

------------------------      Director
Jack M. Ginsberg

              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
               FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT
                            BY NON-REPORTING ISSUERS

No annual report or proxy material has been sent to security-holders. If the Company furnishes such materials to its security-holders subsequent to the filing of this Annual Report on Form 10-KSB, the Company shall furnish copies to the Commission for its information when such material is sent to security-holders.