Form 10QSB
period 1996-12-31
SVI HOLDINGS INC
filed 1997-07-09
CIK 866535

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        December 31, 1996

Commission file Number     33-36125-D

                   SVI Holdings, Inc.
(Exact name of registrant as specified in its charter.)

    Nevada                          84-1131608
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

7979 Ivanhoe Avenue, Suite 500, La Jolla, CA   92037
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(619) 551-2365

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

     Common Stock, $0.0001 Par Value - 15,019,284 shares as of
May 31, 1997.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                       SVI Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Quarter         Quarter
                                                     Ended           Ended
                                                  December 31,    December 31,
                                                     1996            1995
Net Sales                                          2,059,252          190,277

Cost Of Goods Sold                                   713,963           10,998
                                                   ---------         ---------
Gross Profit                                       1,345,289          179,279

Selling, General and Administrative Expenses       1,088,882          250,280
                                                   ---------         ---------
Profit / (loss) from operations                      256,407          (71,001)

Net interest Paid                                    (20,936)         (46,649)

Other Income                                          12,256                -

Equity in earnings of Softline Holdings              135,703                -

Foreign Exchange Gain                                 26,408                -
                                                   ---------         ---------
Income / (loss) from continuing operations
before income tax                                    409,838         (117,650)

Income Taxes                                         148,321                -
                                                   ---------         ---------
Profit / (loss) from continuing operations           261,517         (117,650)

Discontinued operations
Profit from operations of Tango Products USA,Inc           -           28,368
                                                   ---------
---------  Net Income
261,517          (89,282)
                                                   =========         =========
Per share information:
Income/(Loss) from continuing operations                0.02            (0.01)
Income/(Loss) from discontinued operations                 -
-                                                      ---------
---------
Net income / (Loss)per share                            0.02            (0.01)
                                                   =========         =========
Weighted Average Number of Common Shares
Outstanding                                       13,746,133       11,386,467
                                                  ==========       ===========

                   SVI Holdings, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEET

                                              December 31,    September 30,
                                                 1996             1996
                                              (Unaudited)
ASSETS

Current Assets
 Pledged certificates of deposit                 700,000          700,000
 Bank                                            300,415           16,570
 Accounts receivable                           1,100,231           80,305
 Inventories                                     297,769            9,177
 Prepaid expenses and other current assets       174,315           62,503
                                              -----------     ------------
 Total current assets                          2,572,730          868,555


Furniture and equipment, net of accumulated
depreciation                                   2,516,080           85,384
Investment in Softline Holdings, at equity     2,989,991        2,854,288
Due from affiliate, unsecured non-interest
bearing                                        1,078,022        1,078,022
License rights, net of accumulated
amortization                                   3,209,375           11,126
Notes receivable                                 159,448           90,344
Other Assets                                       1,027           18,768
Goodwill on acquisition of subsidiary          1,574,161                -
                                              -----------     ------------
                                              14,100,834        5,006,487
                                              ===========     ============
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
 Lines of credit                                 699,400          699,399
 Notes payable                                   374,965           23,435
 Accounts payable and accrued expenses         1,262,192          158,151
 Loan from Sudash (Pty) Ltd                    1,768,097        1,831,858
                                              -----------     ------------
Total current liabilities                      4,104,654        2,712,843

Due to stockholders                            2,316,579        1,947,080
Note payable                                   3,614,298                -

Stockholders equity
Preferred stock, $.0001 par value 5,000,000
shares authorized, none issued
Common stock, $.0001 par value, 50,000,000
shares authorized, 13,822,800 issued and
outstanding                                        1,382            1,242
Additional paid in capital                    10,162,565        6,712,705
Accumulated deficit                           (6,105,866)      (6,367,383)
Cumulative translation adjustment                  7,222                -
                                              -----------      -----------
Total stockholders equity                      4,065,303          346,564
                                              -----------      -----------
                                              14,100,834        5,006,487
                                              ===========      ===========

                       SVI Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three Months    Three Months
                                                     Ended          Ended
                                                  December 31,   December 31,
                                                      1996           1995

Cash flows from operating activities
Income (loss) from continuing operations               261,517      (117,650)
Income from discontinued operations                          -        28,368
Adjustments to reconcile income (loss)
to net cash used in operating activities:
Depreciation and amortization                           90,778        13,181
Unrealized foreign exchange gain                       (26,408)            -
Equity in earnings of Softline Holdings               (135,703)            -
(Increase) decrease in:
Accounts receivable                                   (513,780)      (78,091)
Inventories                                             15,841        (1,877)
Prepaid expenses and other current assets               27,069        41,486
Net current assets of discontinued operations                -        41,345
Increase (decrease) in:
Accounts payable and accrued expenses                  169,525      (241,042)
                                                    -----------   -----------
Net cash used in operating activities                 (111,161)     (314,280)

Cash flows from investing activities:
Purchase of furniture and equipment                   (179,546)      (25,080)
Sale of furniture and equipment                              -         4,645
Purchase of Software License Rights                 (3,250,000)            -
Other Assets                                            29,189      (123,840)
Acquisition of Divergent Technologies (Pty) Ltd     (4,076,945)            -
                                                    -----------   -----------
Net cash used in investing activities               (7,477,302)     (144,275)

Cash flows from financing activities:
Sale of common stock                                 3,450,000       800,000
Increase (decrease) in bank overdraft                        -        (9,454)
(Decrease) increase in due to stockholders             369,498      (289,998)
Repayment of note payable                              153,655             -
Increase in short term loans                         3,576,945             -
                                                    -----------   -----------
Net cash provided by financing activities            7,550,098       500,548

Effect of exchange rate on cash                          7,214             -
                                                    -----------   -----------
Net increase (decrease) in cash                        (31,151)       41,993

Cash and cash equivalents, beginning of period         331,566             -
                                                    -----------   -----------
Cash and cash equivalents, end of period               300,415        41,993
                                                    ===========   ===========

                          SVI HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Basis of Preparation

    The accompanying consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all the periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting policies followed by the
Company are described in the notes to the financial statements in its Annual Report on form 10-KSB for the year ended September 30, 1996. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

    The results of operations for the three months ended December 31, 1996 and
1995 are not necessarily indicative of the results to be expected for the full year.

    On December 8, 1995, the Company sold the net assets and related operations of Tango Products USA, Inc., a wholly owned and fully consolidated subsidiary. Operating results of Tango Products USA, Inc. for the quarter ended December 31, 1996 and December 31, 1995 are shown separately in the accompanying statement of operations. Except as otherwise noted, all other adjustments are of a continuing and recurring nature.

     In February 1996, the Company entered into an agreement with the management of Softline Business Systems (Proprietary) Limited ("Softline") to acquire 100% of Softline for R 7,500,000.00 (US$ 1,927,500 at March 1, 1996).
Management of Softline, which held 15% of the equity in Softline, simultaneously entered into an agreement to purchase 85% of the outstanding issued share capital in Softline from Persetel Holdings Limited ("Persetel"). On February 12, 1996, Claudav Holdings B.V., the majority stockholder of SVI Holdings, Inc. entered into an agreement with Credit Bancorp Limited to provide financing for the acquisition of Softline. Despite repeated assurances from Credit Bancorp and affiliated parties, such funding failed to materialize. In March 1996, funding for the payment of the outstanding purchase price was provided by a consortium of investors (the "Consortium"). It was agreed between SVI and the consortium that a new company, Softline Holdings (Proprietary) Limited ("Softline Holdings") would be formed which would hold 100% of Softline. SVI would hold 50% of the issued share capital of
Softline Holdings with the balance of 50% being held by the Consortium and Softline management. As payment for its 50% interest in Softline Holdings, SVI agreed to provide R 14,250,000 (US$ 3,355,875 at March 31, 1996).

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

     In April 1997, 26,757,131 shares in Softline Limited were sold realizing US$6,724,934 in proceeds. The proceeds on the sale of shares were utilized for the repayment of the Sudash loan, payment for the outstanding balance on the note due on the acquisition of Divergent and the acquisition of Chapman Computers (Pty) Ltd. Subsequent to the sale of these Softline shares, the Company held under 20% of the outstanding equity in Softline and effective the quarter ended June 30, 1997, Softline will no longer be accounted for under the equity method.

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

     The purchase price for Divergent was A$ 5,177,720 (United States $4,076,945 at November 5, 1996) and the option to purchase 1,600,000 shares of the Company's common stock at a price of $1.75 for two years. The Technology Rights were acquired in exchange for 1,300,000 shares of the common stock of the Company. The Company financed the acquisition of Divergent by the sale of a portion of its investment in Softline.

     On March 12, 1997, the "E" Class Redeemable Preference shares were redeemed for cash and the exchange of 52,383 shares of the Company's common stock.

    The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Divergent Technologies (Pty) Ltd had occurred on October 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of the results which may occur in the future.


                             Three Months Ended
                               December 31,
                   1996                          1995
                                                        Pro Forma Pro Forma
              Consolidated     SVI     Divergent     Note     Adjustments
Consolidated
Net Sales       2,059,252   190,277  3,050,740                      3,241,017
                =========   =======  =========                      =========
Income from
discontinued
operations              -    28,368          -                         28,368

Income (loss)
from continuing
operations        261,517   (89,282)   645,665   1       (64,049)     492,334
                  -------   --------   -------                        -------
Net Income        261,517   (60,914)   645,665                        520,702
                  =======   ========   =======                        =======
Earnings per
share                0.02                                                0.04
                  =======                                             =======
Weighted
Average
Number of
Common Shares
Outstanding    13,746,133 11,386,467             2      1,300,000   12,686,467

Note 1
Equity in earnings of Softline Limited     1,641
Amortization of goodwill                  21,783
Amortization of Software License Rights   40,625
                                          ------
                                          64,049
                                   ======
Note 2

Common Stock issued for acquisition of Software License: 1,300,000 Shares

    In the quarter ended December 31, 1996, the Company sold 100,000 shares of common stock through a private placement at $2.00 per share for a total consideration of $ 200,000. The Company issued 1,300,000 shares of common stock at a price of $2.50 per share for a total consideration of $3,250,000 in settlement of the acquisition of the rights to the "dOLPHIN" and "dPOSit" software products.

    In the quarter ended December 31, 1996, the company issued 226,000 employee options under the Company's stock incentive plan at an exercise price of $1.75 per share. An additional 2,170,000 non-employee options were issued with exercise prices ranging from $1.00 to $2.00 per share.

    In the quarter ended March 31, 1997, the Company issued 52,484 shares of common stock for $1.75 per share for a total consideration of $ 91,847 as part payment for the redemption of the Divergent "E Class" shares.

     In the quarter ended June 30, 1997, consultant optionees exercised their right to purchase 800,000 shares of common stock at exercise prices ranging from $0.75 to $1.75 per share for a total consideration of $1,000,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of operations

    For a discussion of certain risks regarding the Company, see the Risk Factors section of the Company's Form 10-KSB for the year ended September 30, 1996.

    For the three months ended December 31, 1996, revenues from continuing operations increased by $ 1,868,975 in comparison with the same period in the previous year. This increase is attributable to the acquisition of Divergent Technologies (Pty) Ltd.

    Cost of sales increased relative to sales for the quarter ended December 31, 1996, in comparison with the same period of the previous year. This increase is attributable to the acquisition of Divergent and reflects the higher cost of sales inherent in the provision of high-end computer systems which includes the sale of hardware and components, in comparison with the sale of training materials.

    Selling, General and Administrative expenses increased to $ 1,088,882 for the quarter ended December 31, 1996 in comparison with $250,280 in the quarter ended December 31, 1995. This increase is attributable to the inclusion of Divergent in the consolidated financial statements for the quarter ended December 31, 1996. Additional factors contributing to this increase were costs incurred in completing the acquisition of Divergent.

     The Company's portion of equity in the earnings of Softline amounted to $135,703 for the quarter ended December 31, 1996. This comprised 40.25% of the earnings of Softline for the period. The Company's portion of the earnings of Softline will be reduced in future periods as a result of the dilution to 29% of the Company's holding in Softline in February 1997 and the subsequent sale of a portion of the Softline shares in April 1997.

    Foreign income taxes of $148,321 were paid by Divergent in the quarter ended December 31, 1996. Net operating loss carry forwards available to SVI Holdings are not available to offset the tax liabilities of the foreign subsidiary.

    An unrealized foreign exchange gain of $26,408 arose for the quarter ended
December 31, 1996. This is the result of fluctuations in the rate of exchange for loans for the acquisitions of Softline and Divergent being denominated in foreign currency. It is also expected that foreign exchange gains or losses will arise in future as the result of transactions occurring between SVI, Softline and Divergent in the normal course of business.

    Income from continuing operations of $ 261,517 was earned for the quarter ended December 31, 1996 compared with a loss from continuing operations of $117,650 for the comparative period of the prior year. The increase in profit is due to the contributions of Divergent and Softline.

    At the quarter ended December 31, 1996, the Company had a deferred tax asset of approximately $2,200,000 resulting from net operating loss carry forwards, which has been offset in its entirety by a valuation allowance. These carry forwards may be used to offset future taxable income, expiring from the year 2005 to 2010.

Financial Condition

    At December 31, 1996, the Company had a working capital deficit of $1,531,924. This is an increase in working capital from the deficit of $1,844,228 at September 30, 1996. The working capital deficit includes the loan from Sudash of $1,768,097. This loan, together with the note payable on the acquisition of Divergent of $3,614,298 was repaid in April 1997 from the proceeds of the sale of a portion of the interest in Softline. Management believes that current cash resources should be adequate to provide for the Company's immediate requirements.

    The operations of the company have primarily been financed by private placements of the Company's securities and advances from stockholders. There is no assurance that these sources of funds will be available in future. In additional to private placements and advances from stockholders, the Company intends to utilize the liquidity of its investment in Softline arising from the listing of Softline on the JSE as an additional source of funds.

PART II. - OTHER INFORMATION

Item 1.Legal Proceedings.

    On November 26, 1996, the Company obtained a preliminary injunction in the
United States District Court (Southern District of California) (the "District Court") against certain defendants, including Park Park Financial Group, Inc. ("Park Financial"), Edwin Wood, Bank Martinique, Brink, Hudson & LaFever, Ltd., Walmur & Co., Pacific International Securities, Inc., Union Securities, Ltd., Corporate Stock Transfer, Inc., BLB Financial, Inc., Brian Walsh, Brian
Johanson, Luke di Angelo, Gary Robinson, Bear Stearns & Co., Inc., and Philadelphia Depository Trust Company, in order to prevent the transfer of any of the two million shares of the Company's common stock that had been delivered to Park Financial in contemplation of a loan to be secured by a pledge of stock. The loan was not funded and the stock should have been returned to the majority stockholder of the Company.

    The Company has alleged that, the Company's majority stockholder, in the course of seeking a loan from a prospective lender, transferred a significant number of the Company's shares held by that majority stockholder to Park Financial. The shares were to be held in trust by Park Financial until the loan was funded and then held by Park Financial as a pledge holder. The Company alleges that Park Financial failed to hold the shares in trust and instead sold or otherwise transferred the shares to third parties who began to trade the restricted shares in violation of Park Financial's representations and obligations to the Company and its majority stockholder. Based on the above allegations, the Company has filed a lawsuit in the District Court against certain of the above defendants for breach of contract, common law fraud, and conversion, as well as for violations of federal securities and RICO statutes.





Item 2.  Changes in Securities

    On November 5, 1996, the Company issued an option to purchase 1,600,000 shares of its common stock at $1.75 per share for two years to the stockholders of Divergent Technologies Pty., Ltd. ("Divergent") in a transaction to acquire all of the outstanding shares of Divergent. The Company also issued 1,300,000 shares of its common stock at $2.50 a shares in order to acquire certain technology rights owned by Divergent. As part of the
Divergent transaction, employees of Divergent were issued 52,484 shares of the Company's common stock. The stock issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 or 505 of Regulation D promulgated thereunder, or Regulation S promulgated thereunder, due to the limited number of purchasers and the fact that all of the purchasers are residents of Australia.

     On December 10, 1996, the Company issued 100,000 shares of common stock to an accredited investor at $2.00 per share. The stock issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 or 505 of Regulation D promulgated thereunder, due to the limited number of accredited purchasers.

Item 6. Exhibits and Reports on Form 8-K


(a)    Exhibits


Exhibit                  Description

2.1Asset Purchase Agreement dated as of October 1, 1994 among Cabinets
Galore,
Inc., Cabinets Galore Orange County, Inc., Sabica Ventures, Inc. and Barry
Jacobs incorporated by reference to the Company's Annual Report on Form
10-KSB
for the year ended September 30, 1995.

3.1Articles of Incorporation - Incorporated by reference to exhibit 3.1 to the
Company's Annual Report for the year ended December 31, 1993.

3.2Bylaws - Incorporated by reference to exhibit 3.1 to the Company's Annual
Report for the year ended December 31, 1993.

10.1Incentive Stock Option Plan - Incorporated by reference to exhibit 3.1 to the Company's Annual Report for the year ended September 30, 1994.

10.2Distribution Agreement dated November 25, 1992 between Tango Proprietary
Limited and Tango Products USA, Inc. - Incorporated by reference to exhibit
3.1 to the Company's Annual Report for the year ended September 30, 1994.
10.3Sales Of Shares Agreement dated January 28, 1996, between the Company and
Management of the Soft Line Management Group for the acquisition of Soft Line
Business Systems (Pty) Ltd.- Incorporated by reference to exhibit 10.3 to the Company's Annual Report for the year ended September 30, 1996.

10.4Share Purchase Agreement dated November 4, 1996 as amended between the
Company and Hookmond Pty., Ltd. and Landreef Pty. Ltd. for the acquisition of the equity of Divergent Technology Pty, Ltd. - Incorporated by reference to exhibit 10.4 to the Company's Annual Report for the year ended September 30, 1996.

10.5Technology Purchase Agreement dated November 4, 1996 as amended between the Company and New Hope Trading Limited for the acquisition of the exclusive worldwide technology rights for the "dOLPHIN" and "dPOSit" software products.-
Incorporated by reference to exhibit 10.5 to the Company's Annual Report for the year ended September 30, 1996.


27       Article 5 Financial Data Schedule for the third quarter of 1996.

                        SVI Holdings, Inc.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SVI Holdings, Inc.
                                   Registrant


June 24, 1997                      /s/Russell Schechter
Date                               Vice President / Secretary

                                   Signing on behalf of the registrant
                                   and as principal financial officer.