Form 10QSB
period 1997-03-31
SVI HOLDINGS INC
filed 1997-07-09
CIK 866535

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1997

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

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                     SVI Holdings, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                               Three Months Ended        Six Months Ended
                               March 31,   March 31,   March 31,   March 31,
                                  1997       1996        1997        1996
Net Sales                      1,870,912     167,531   3,930,164     357,808

Cost Of Goods Sold               438,484      16,554   1,152,447      27,552
                              ----------- ----------- ----------- -----------
Gross Profit                   1,432,428     150,977   2,777,717     330,256

Selling, General and
Administrative Expenses        1,290,162     280,408   2,379,044     530,688
                              ----------- ----------- ----------- -----------
Profit / (loss) from
operations                       142,266    (129,431)    398,673    (200,432)

Net interest Paid                (25,136)    (20,638)    (46,072)    (67,287)

Other Income                       7,893                  20,149

Gain on disposal of
Softline Shares                  152,253                 152,253

Equity in earnings of
Softline Holdings                212,420      30,805     348,123      30,805

Foreign Exchange Gain (Loss)     (58,726)    307,143     (32,318)    307,143
                              ----------- ----------- ----------- -----------
Income / (loss) from
continuing operations before
income tax                       430,970     187,879     840,808      70,229

Income Taxes                     129,270                 277,591
                              ----------- ----------- ----------- -----------
Profit / (loss) from
continuing operations            301,700     187,879     563,217      70,229

Discontinued operations
Profit from operations of
Tango Products USA, Inc.               -           -           -      28,368
                              ----------- ----------- ----------- -----------
Net Income                       301,700     187,879     563,217      98,597
                              =========== =========== =========== ===========
Per share information:
Income per share
 continuing operations              0.02        0.02        0.04        0.01
 discontinued operations               -           -           -           -
                              ----------- ----------- ----------- -----------
Net income                          0.02        0.02        0.04        0.01
                              =========== =========== =========== ===========
Weighted Average Number of
Common Shares Outstanding     13,833,880  11,972,467  13,248,340  11,679,467
                              =========== =========== =========== ===========

                      SVI Holdings, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEET

                                                       March 31, September 30,
                                                         1997         1996
                                                     (Unaudited)
ASSETS

Current Assets
Pledged certificates of deposit                         700,000       700,000
Cash                                                    216,453        16,570
Accounts receivable                                   1,039,709        80,305
Inventories                                             382,746         9,177
Prepaid expenses and other current assets               323,640        62,503
                                                     -----------   -----------
Total current assets                                  2,662,548       868,555

Furniture and equipment, net of
accumulated depreciation                              2,556,277        85,384
Investment in Softline Holdings, at equity            3,482,896     2,854,288
Due from affiliate, unsecured non-interest bearing            -     1,078,022
License rights, net of accumulated amortization       3,168,750        11,126
Note receivable                                         153,225        90,344
Other Assets                                              1,027        18,768
Goodwill arising on acquisition of subsidiary         1,552,378             -
                                                     -----------   -----------
                                                     13,577,101     5,006,487
                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
Lines of credit                                         699,399       699,399
Notes payable                                           320,051        23,435
Accounts payable and accrued expenses                 1,125,766       158,151
Loan from Sudash (Pty) Ltd                            1,872,897     1,831,858
                                                     -----------   -----------
Total current liabilities                             4,018,113     2,712,843

Due to stockholders                                   1,437,365     1,947,080
Note payable                                          3,268,242             -

Stockholders equity
Preferred stock, $.0001 par value, 5,000,000
shares authorized, none issued
Common stock, $.0001 par value, 50,000,000 shares
authorized, 13,875,284 issued and outstanding             1,387         1,242
Additional paid in capital                           10,682,639     6,712,705
Accumulated deficit                                  (5,804,165)   (6,367,383)
Cumulative translation adjustment                       (26,480)            -
                                                     -----------   -----------
Total stockholders equity                             4,853,381       346,564
                                                     -----------   -----------
                                                     13,577,101     5,006,487
                                                     ===========   ===========

                    SVI Holdings, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                       Six           Six
                                                      Months        Months
                                                      Ended         Ended
                                                     March 31,     March 31,
                                                       1997          1996

Cash flows from operating activities:
Net profit / (loss) from continuing operations              563,217
70,229
Net profit (loss) from discontinued operations              -         28,368
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                           170,205       24,431
Unrealized foreign exchange gain                         32,318     (307,143)
Gain on disposal of Softline shares                    (152,253)           -
Equity in earnings of Softline Holdings                (348,123)     (30,805)
(Increase) decrease in:
Accounts receivable                                    (453,258)     (46,803)
Inventories                                             (69,136)      (3,114)
Prepaid expenses and other current assets              (122,256)      32,615
Net current assets of discontinued operations                        145,451
Increase (decrease) in:
Accounts payable and accrued expenses                   (21,816)    (341,137)
                                                     -----------  -----------
Net cash used in operating activities                  (401,103)    (427,907)

Cash flows from investing activities:
Purchase of furniture and equipment                    (236,772)     (39,859)
Disposals of furniture and equipment                                   4,645
Proceeds on disposal of Softline shares                 300,000
Purchase of Software License Rights                  (3,250,000)
Other Assets                                             35,412
Acquisition of Divergent Technologies                (4,076,945)
Investment in Softline Limited                                    (3,671,428)
                                                     -----------  -----------
Net cash used in investing activities                (7,228,305)  (3,706,642)

Cash flows from financing activities:
Sale of common stock                                  3,541,847      990,685
Increase (decrease) in bank overdraft                         -       (9,454)
(Decrease) increase in due to stockholders              568,335     (317,219)
Repayment of note payable                              (146,345)    (173,840)
Increase in short term loans                          3,576,945    3,671,429
                                                     -----------  -----------
Net cash provided by financing activities             7,540,782    4,161,601

Effect of exchange rate on cash                         (26,488)           -
                                                     -----------  -----------
Net increase (decrease) in cash                        (115,114)      27,052

Cash and cash equivalents, beginning of period          331,566            -
                                                     -----------  -----------
Cash and cash equivalents, end of period                216,452       27,052
                                                     ===========  ===========

                          SVI HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Basis of Preparation

    The accompanying consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all the periods presented have been made.

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

    The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

    On December 8, 1995, the Company sold the net assets and related operations of Tango Products USA, Inc., a wholly owned and fully consolidated subsidiary. Operating results of Tango Products USA, Inc. for the periods ended March 31, 1997 and March 31, 1996 are shown separately in the accompanying statement of operations. Except as otherwise noted, all other adjustments are of a continuing and recurring nature.

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


                             Six Months Ended
                               March 31,
                   1997                          1996
                                                        Pro Forma Pro Forma
              Consolidated     SVI     Divergent     Note     Adjustments
Consolidated
Net Sales       3,930,164   357,808 4,282,017                       4,639,825
                =========   ======= =========                       =========
Income from
discontinued
operations              -    28,368          -                         28,368

Income (loss)
from continuing
operations        563,217    70,229   811,273   1      (106,849)      774,653
                ---------   -------  --------                       ---------
Net Income        563,217    98,597   811,273                         803,021
                =========   ======= =========                       =========
Earnings per
share                0.04      0.01                                      0.06

Weighted
Average
Number of
Common Shares
Outstanding    13,248,340 11,679,467             2      1,300,000   12,979,467
               ========== ==========                                ==========
Note 1
Equity in earnings of Softline Limited     17,967
Amortization of goodwill                  (43,566)
Amortization of Software License Rights   (81,250)
                                         ---------
                                         (106,849)
                                         =========
Note 2

Shares issued for acquisition of Software License Rights 1,300,000

    In the quarter ended December 31, 1996, the Company sold 100,000 shares of common stock through a private placement at $2.00 per share for a total consideration of $200,000. The Company issued 1,300,000 shares of common stock at a price of $2.50 per share for a total consideration of $3,250,000 in settlement of the acquisition of the rights to the "dOLPHIN" and "dPOSit" software products.

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

    For the six months ended March 31, 1997, revenues from continuing operations increased by $ 3,572,356 in comparison with the same period in the previous year. This increase is attributable to the acquisition of Divergent Technologies (Pty) Ltd.

    Cost of sales increased relative to sales for the six months ended March 31, 1997, in comparison with the same period of the previous year. This increase is attributable to the acquisition of Divergent and reflects the higher cost of sales inherent in the provision of high-end computer systems which includes the sale of hardware and components, in comparison with the sale of training materials.

    Selling, General and Administrative expenses increased to $ 2,379,044 for the six months ended March 31, 1997 in comparison with $ 530,688 in the six months ended March 31, 1996. This increase is attributable to the inclusion of
Divergent in the consolidated financial statements for the quarter ended
March
31, 1997. Additional factors contributing to this increase were costs incurred in completing the acquisition of Divergent.
     The Company's portion of equity in the earnings of Softline amounted to $212,420 for the quarter ended March 31, 1997. This comprised 40.25% of the earnings of Softline for the period to February 19, 1996 and 28% of the earnings of Softline for the period from Februaury 20, 1997 to March 31, 1997.
The Company's interest in Softline was diluted to 29% on the listing of Softline on the Johannesburg Stock Exchange in February 1997. The interest was further diluted to 28% on the sale of 2,000,000 shares of Softline Stock realizing proceeds of $300,000 which resulted in a gain of $152,253.

    Foreign income taxes of $129,270 were paid by Divergent in the quarter ended March 31, 1997. Net operating loss carry forwards available to SVI Holdings are not available to offset the tax liabilities of the foreign subsidiary.

    An unrealized foreign exchange loss of $58,726 arose for the quarter ended
March 31, 1997. This is the result of fluctuations in the rate of exchange for loans for the acquisitions of Softline and Divergent being denominated in foreign currency. It is also expected that foreign exchange gains or losses will arise in future as the result of transactions occurring between SVI, Softline and Divergent in the normal course of business.

    Income from continuing operations of $301,700 was earned for the quarter ended March 31, 1997, compared with income from continuing operations of $70,229 for the comparative period of the prior year. The increase in profit is due to the contributions of Divergent and Softline.

    At the quarter ended December 31, 1996, the Company had a deferred tax asset of approximately $2,100,000 resulting from net operating loss carry forwards, which has been offset in its entirety by a valuation allowance. These carry forwards may be used to offset future taxable income, expiring from the year 2005 to 2010.

Financial Condition

    At March 31, 1997, the Company had a working capital deficit of $1,354,565. This is an increase in working capital from the deficit of $1,844,228 at September 30, 1996. The working capital deficit includes the loan from Sudash of $1,872,897. This loan, together with the note payable on the acquisition of Divergent of $3,268,242 was repaid in April 1997 from the proceeds of the sale of a portion of the interest in Softline. Management believes that current cash resources should be adequate to provide for the Company's immediate requirements.

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




                                   SVI Holdings, Inc.
                                   Registrant


July 7, 1997                       /s/Russell Schechter
Date                               Vice President / Secretary

                                   Signing on behalf of the registrant
                                   and as principal financial officer.