Form 10QSB
period 1997-06-30
SVI HOLDINGS INC
filed 1997-09-10
CIK 866535

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1997

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

     Common Stock, $0.0001 Par Value - 15,024,284 shares as of
August 15, 1997.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                             SVI Holdings, Inc. and Subsidiaries
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                Three Months Ended        Nine Months Ended
                                      30-June                   30-June
                                 1997         1996         1997         1996
Net Sales                    2,328,667      181,096    6,258,831      538,904

Cost Of Goods Sold             618,203       16,026    1,770,650       43,578
                            -----------  -----------  -----------  -----------
Gross Profit                 1,710,464      165,070    4,488,181      495,326

Selling, General and
Administrative Expenses      1,424,462      213,517    3,803,506      744,205
                            -----------  -----------  -----------  -----------
Profit / (loss) from
operations                     286,002      (48,447)     684,675     (248,879)

Net interest Paid              (23,133)     (23,096)     (69,205)     (90,383)

Other Income                     9,289            -       29,438            -

Gain on disposal of
Softline Shares              3,598,995            -    3,751,248            -

Equity in earnings of
Softline Holdings                    -       44,171      348,123       74,976

Foreign Exchange
Gain (loss)                          -       65,045      (32,318)     372,188
                            -----------  -----------  -----------  -----------
Income / (loss) from
continuing operations
before income tax            3,871,153       37,673    4,711,961      107,902

Income Taxes                   124,961            -      402,552            -
                            -----------  -----------  -----------  -----------
Profit / (loss) from
continuing operations        3,746,192       37,673    4,309,409      107,902

Discontinued operations
(Loss) from Cabinets
Galore, Inc.                   (90,344)           -      (90,344)           -
Profit / (Loss) from
operations of Tango
Products USA, Inc.             (17,740)           -      (17,740)      28,368
                            -----------  -----------  -----------  -----------
Net Income                   3,638,108       37,673    4,201,325      136,270

Per share information:
Income / (Loss) per share
from continuing operations        0.23            -         0.28         0.01
Income / (Loss) per share
from discontinued
operations                       (0.01)           -        (0.01)           -
                            -----------  -----------  -----------  -----------
Net income / (Loss)               0.22            -         0.27         0.01
                            ===========  ===========  ===========  ===========
Weighted Average Number of
Common Shares Outstanding   16,054,606   12,077,800   15,306,555   11,812,244
                            ===========  ===========  ===========  ===========

                         SVI Holdings, Inc. and Subsidiaries
                             CONSOLIDATED BALANCE SHEET

                                                     June 30,    September 30,
                                                       1997          1996
                                                    (Unaudited)
ASSETS

Current Assets
Pledged certificates of deposit                         700,000       700,000
Cash                                                    714,768        16,570
Accounts receivable                                   1,627,793        80,305
Inventories                                             292,467         9,177
Prepaid expenses and other current assets               153,879        62,503
                                                     -----------   -----------
Total current assets                                  3,488,907       868,555

Furniture and equipment, net of
accumulated depreciation                                610,813        85,384
Investment in Softline Holdings, at equity            1,484,482     2,854,288
Due from affiliate, unsecured
non-interest bearing                                          -     1,078,022
Software License rights, net of
accumulated amortization                              6,212,892        11,126
Note receivable                                               -        90,344
Other Assets                                              1,027        18,768
Goodwill arising on acquisition of subsidiary         1,854,861             -
                                                     -----------   -----------
                                                     13,652,982     5,006,487
                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
Lines of credit                                         499,688       699,399
Notes payable                                            73,091        23,435
Accounts payable and accrued expenses                 2,318,125       158,151
Loan from Sudash (Pty) Ltd                                    -     1,831,858
                                                     -----------   -----------
Total current liabilities                             2,890,904     2,712,843

Due to stockholders                                     492,763     1,947,080
Note payable                                             49,073             -

Stockholders equity
Preferred stock, $.0001 par value,
5,000,000 shares authorized, none issued
Common stock, $.0001 par value,
50,000,000 shares authorized, 15,024,284
issued and outstanding                                    1,502         1,242
Additional paid in capital                           12,513,274     6,712,705
Accumulated deficit                                  (2,166,057)   (6,367,383)
Cumulative translation adjustment                      (128,477)            -
                                                     -----------   -----------
Total stockholders equity                            10,220,242       346,564
                                                     -----------   -----------
                                                     13,652,982     5,006,487
                                                     ===========   ===========

                    SVI Holdings, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                     Nine Months  Nine Months
                                                        Ended        Ended
                                                       June 30,     June 30,
                                                        1997         1996
                                                     (1,345,789)  (1,345,789)
Cash flows from operating activities:
Net profit / (loss) from continuing operations        4,309,409      107,902
Net profit (loss) from discontinued operations         (108,084)      28,368
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                           260,838       35,680
Unrealized foreign exchange gain                         32,318     (372,188)
Gain on disposal of Softline shares                  (3,751,248)
Equity in earnings of Softline Holdings                (348,123)     (74,976)
(Increase) decrease in:
Accounts receivable                                    (760,292)     (64,122)
Inventories                                              21,143       (6,362)
Prepaid expenses and other current assets                47,505       19,797
Net current assets of discontinued operations                 -      148,454
Increase (decrease) in:
Accounts payable and accrued expenses                   989,896      (274,708)
                                                     -----------  ------------
Net cash used in operating activities                   693,361      (452,155)

Cash flows from investing activities:
Purchase of furniture and equipment                    (303,375)      (49,473)
Disposals of furniture and equipment                          -         4,645
Proceeds on disposal of Softline shares               5,897,409
Purchase of Software License Rights                  (3,250,000)
Other Assets                                             35,412
Acquisition of Chapman Computers (Pty) Ltd             (784,000)
Acquisition of Divergent Technologies (Pty) Ltd      (4,076,945)
Investment in Softline Limited                                -    (3,671,428)
                                                     -----------  ------------
Net cash used in investing activities                (2,481,499)   (3,716,256)

Cash flows from financing activities:
Sale of common stock                                  4,686,432     1,365,688
Increase (decrease) in bank overdraft                         -        (9,454)
(Decrease) increase in due to stockholders (net):      (376,267)     (659,960)
Increase / (Repayment) of note payable               (5,485,371)    3,671,428
Increase in short term loans                          3,377,234      (173,840)
                                                     -----------  ------------
Net cash provided by financing activities             2,202,028     4,193,862

Effect of exchange rate on cash                         (30,689)            -
                                                     -----------  ------------
Net increase (decrease) in cash                         383,201        25,451

Cash and cash equivalents, beginning of period          331,566             -
                                                     -----------  ------------
Cash and cash equivalents, end of period                714,767        25,451
                                                     ===========  ============

                          SVI HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Basis of Preparation

    The accompanying consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all the periods presented have been made.

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

    The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

    On December 8, 1995, the Company sold the net assets and related operations of Tango Products USA, Inc., a wholly owned and fully consolidated subsidiary. Operating results of Tango Products USA, Inc. for the periods ended June 30, 1997 and June 30, 1996 are shown separately in the accompanying statement of operations. Except as otherwise noted, all other adjustments are of a continuing and recurring nature.

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

     In April 1997, 26,757,131 shares in Softline Limited were sold realizing gross proceeds of US$6,724,934. After costs of $1,100,280 relating to the acquisition and sale of the stock, the net proceeds of $5,597,409 were utilized for the repayment of the Sudash loan, payment for the outstanding balance on the note due on the acquisition of Divergent and the acquisition of Chapman Computers (Pty) Ltd. Subsequent to the sale of these Softline shares, the Company held under 20% of the outstanding equity in Softline and effective the quarter ended June 30, 1997, Softline will no longer be accounted for under the equity method. The market value of the Company's remaining investment in Softline was approximately $7,500,000 at August 15, 1997.

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


    On April 28, 1997, the Company, closed the acquisition of the business of Chapman Computers (Pty) Ltd ("Chapman") via it's wholly owned subsidiary, Divergent.

    Pursuant to the agreement dated April 28, 1997, Divergent acquired the assets, Principal Technology, and Computer Software Programs of Chapman from Chapman Computers (Pty) Ltd, The Chapman Computers Unit Trust and Colin Bruce Chapman.

    The purchase price was $1,534,000 of which the Company paid $784,000 (Australian Dollars 1,000,000) in cash. The balance of $750,000 was settled by the issue of 300,000 shares of the common stock of the Company to the Chapman Computers Unit Trust. The Shares issued for the acquisition are to be held in escrow for a period of 3 years from the completion of sale of Chapman to Divergent.

    Chapman is an Australian company which specializes in providing computer systems for accounting and management to the retail industry in Australia, New Zealand and the Pacific Rim.

    The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Divergent Technologies (Pty) Ltd and Chapman Computers (Pty) Ltd had occurred on October 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of the results which may occur in the future.

                      SVI Holdings, Inc. and Subsidiaries
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    For the nine months ended June 30, 1997

                                  SVI                  Pro-Forma    Pro-Forma
                             Consolidated   Chapman   Adjustments
Consolidated
Net Sales                    6,258,831      699,426                 6,958,257
                            ===========    =========               ===========
Income (loss) from
continuing operations        4,309,409      215,361                 4,524,770

Income (loss) from
discontinued operations       (108,084)           -
(108,084)
                            -----------    ---------               -----------
Net Income                   4,201,325      215,361                 4,416,685
                            ===========    =========               ===========
Weighted Average Number
of Common Shares
Outstanding                 15,306,555                   A 200,000 15,506,555
                            ===========                            ===========
Earnings per share                0.27                                   0.28
                            ===========                            ===========

                      SVI Holdings, Inc. and Subsidiaries
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    For the nine months ended June 30, 1996

                  SVI                                  Pro-Forma     Pro-Forma
               Historical    Divergent     Chapman    Adjustments
Consolidated
Net Sales         538,904    4,314,853      702,933                 5,556,690
               ==========    =========      =======                 =========
Income (loss)
from
continuing
operations        107,902      167,180       18,455    B (193,965)     99,572

Income (loss)
from
discontinued
operations         28,368            -            -                    28,368
              ------------   ----------    ---------   -----------  ----------
Net Income        136,270      167,180       18,455    B (193,965)    127,940
              ============   ==========    =========   ===========  ==========
Weighted
Average
Number of
Common Shares
Outstanding    11,812,244                              A 1,600,000 13,412,244
              ============                             =========== ===========
Earnings per
share                0.01                                                0.01

Note A                                       1996        1997
Weighted average shares issued
for acquisitions:                         1,600,000    200,000
                                          =========    =======

Note B                                       1996
Amortization of Goodwill                   (72,090)
Amortization of Software License          (121,875)
                                          ---------
                                          (193,965)
                                          =========

    In the quarter ended December 31, 1996, the Company sold 100,000 shares of common stock through a private placement at $2.00 per share for a total consideration of $200,000. The Company issued 1,300,000 shares of common stock at a price of $2.50 per share for a total consideration of $3,250,000 in payment for the acquisition of the rights to the "dOLPHIN" and "dPOSit" software products.

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

    In the quarter ended June 30, 1997, the Company issued 300,000 shares of common stock at $2.50 per share in part settlement of the acquisition of Chapman.

     In the quarter ended June 30, 1997, consultant optionees exercised their right to purchase 800,000 shares of common stock at exercise prices ranging from $0.75 to $1.75 per share for a total consideration of $1,000,000. An additional 5,000 options were exercised by an employee optionee at an exercise price of $0.75 per share for a total consideration of $3,750.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of operations

    For a discussion of certain risks regarding the Company, see the Risk Factors section of the Company's Form 10-KSB for the year ended September 30, 1996.

    For the nine months ended June 30, 1997, revenues from continuing operations increased by $ 5,719,927 in comparison with the same period in the previous year. This increase is attributable to the acquisition of Divergent Technologies (Pty) Ltd and Chapman Computers (Pty) Ltd.

    Cost of sales increased relative to sales for the nine months ended
June 30, 1997, in comparison with the same period of the previous year. This increase is attributable to the acquisition of Divergent and Chapman and reflects the higher cost of sales inherent in the provision of high-end computer systems which includes the sale of hardware and components, in comparison with the sale of training materials.

    Selling, General and Administrative expenses increased to $ 3,803,506 for the nine months ended June 30, 1997 in comparison with $ 744,205 in the nine months ended June 30, 1996. This increase is attributable to the inclusion of Divergent and Chapman in the consolidated financial statements for the quarter ended March 31, 1997.

     The Company's portion of equity in the earnings of Softline amounted to $348,123 for the nine months ended June 30, 1997. This comprised 40.25% of the earnings of Softline for the period to February 19, 1996 and 28% of the earnings of Softline for the period from Februaury 20, 1997 to March 31, 1997. The Company's interest in Softline was diluted to 29% on the listing of Softline on the Johannesburg Stock Exchange in February 1997. The interest was further diluted to approximately 19% on the sale of 28,763,000 shares of Softline Stock realizing gross proceeds of US$6,724,934 which resulted in a net gain of $3,598,995.

    Foreign income taxes of $402,552 were paid by Divergent in the nine months ended June 30, 1997. Net operating loss carry forwards available to SVI Holdings are not available to offset the tax liabilities of the foreign subsidiary.

    Income from continuing operations of $3,746,192 was earned for the quarter ended June 30, 1997, compared with income from continuing operations of $107,902 for the comparative period of the prior year. The increase in profit is primarily attributable to the sale of a portion of the company's interest in Softline.

    In the quarter ended June 30, 1997, the company had a loss from discontinued operations of $108,084. These losses are attributable to provisions for loss on recovery of the amounts due from the purchasers of the businesses of Cabinets Galore, Inc. and Tango Products USA, Inc.

    At the quarter ended June 30, 1997, the Company had a deferred tax asset of approximately $780,000 resulting from net operating loss carry forwards, which has been offset in its entirety by a valuation allowance. These carry forwards may be used to offset future taxable income, expiring from the year 2005 to 2010.

Financial Condition

    At June 30, 1997, the Company had a working capital surplus of $598,003. This is an increase in working capital of $2,442,231 from the deficit of $1,844,228 at September 30, 1996. The increase in working capital is the result of debts retired which were funded from the sale of the Softline stock Management believes that current cash resources should be adequate to provide for the Company's immediate requirements.

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

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings.

    On November 26, 1996, the Company obtained a preliminary injunction in the United States District Court (Southern District of California) (the "District Court") against certain defendants, including Park Financial Group, Inc. ("Park Financial"), Edwin Wood, Bank Martinique, Brink, Hudson & LaFever, Ltd., Walmur & Co., Pacific International Securities, Inc., Union Securities, Ltd., Corporate Stock Transfer, Inc., BLB Financial, Inc., Brian Walsh, Brian Johanson, Luke di Angelo, Gary Robinson, Bear Stearns & Co., Inc., and Philadelphia Depository Trust Company, in order to prevent the transfer of any of the two million shares of the Company's common stock that had been delivered to Park Financial in contemplation of a loan to be secured by a pledge of stock. The loan was not funded and the stock should have been returned to the majority stockholder of the Company.

    The Company has alleged that, the Company's majority stockholder, in the course of seeking a loan from a prospective lender, transferred a significant number of the Company's shares held by that majority stockholder to Park Financial. The shares were to be held in trust by Park Financial until the loan was funded and then held by Park Financial as a pledge holder. The Company alleges that Park Financial failed to hold the shares in trust and instead sold or otherwise transferred the shares to third parties who began to trade the restricted shares in violation of Park Financial's representations and obligations to the Company and its majority stockholder. Based on the above allegations, the Company has filed a lawsuit in the District Court against certain of the above defendants for breach of contract, common law fraud, and conversion, as well as for violations of federal securities statutes.

Item 2.  Changes in Securities

    On April 28, 1997, the Company issued 300,000 shares of its common stock in exchange for $750,000 as part of the consideration paid for the acquisition of certain assets of Chapman Computers (Pty) Ltd ("Chapman"). The Stock was issued to Chapman, the Chapman Computers Unit Trust and Colin Bruce Chapman. The stock issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 or 505 of Regulation D promulgated thereunder, or Regulation S promulgated thereunder, due to the limited number of purchasers and the fact that all of the purchasers are residents of Australia.

     In the quarter ended June 30, 1997, consultant optionees exercised their right to purchase 800,000 shares of common stock at exercise prices ranging from $0.75 to $1.75 per share for a total consideration of $1,000,000. An additional 5,000 options were exercised by an employee optionee at an exercise price of $0.75 per share for a total consideration of $3,750. The stock issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 or 505 of Regulation D promulgated thereunder, or Regulation S promulgated thereunder, due to the limited number of purchasers and the fact that all of the purchasers are foreign residents.

Item 6. Exhibits and Reports on Form 8-K
(a)    Exhibits

Exhibit                  Description

2.2         Asset Purchase Agreement dated as of April 28, 1997, between the
            Company, Divergent, Colin Bruce Chapman, Chapman Computers and the Chapman Computers Unit Trust. Incorporated by reference to exhibit 2.1 to the Company's 8-K filed on August 11, 1997.

2.3         Escrow Agreement between Escrow Agent and Divergent, Colin Bruce
            Chapman, Chapman Computers and the Chapman Computers Unit Trust.
            Incorporated by reference to exhibit 2.2 to the Company's 8-K filed on August 11, 1997.

2.4         Deed of Assignment of Copyright between Chapman Computers and
            Chapman Computers Unit Trust and Divergent Technologies (Pty) Ltd.
            Incorporated by reference to exhibit 2.3 to the Company's 8-K filed on August 11, 1997.

2.5         Confidentiality agreement and restraint of trade between Chapman
            Computers Pty Limited and Chapman Computers Pty Limited as Trustee for the Chapman Computers Unit Trust and Divergent Technologies
            (Pty) Ltd. Incorporated by reference to exhibit 2.4 to the Company's 8-K filed on August 11, 1997.

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

27          Article 5 Financial Data Schedule for the third quarter of 1997.

(b)    Reports on Form 8-K

    On August 11, 1997 the Company filed a Form 8-K under item 2 describing the acquisition of the business of Chapman Computers (Pty) Ltd.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SVI Holdings, Inc.
                                   Registrant


Date: August 15, 1997              By:/s/Russell Schechter
      ---------------                    -----------------
                                         Russell Schechter
                                         Vice President / Secretary

                                   Signing on behalf of the registrant
                                   and as principal financial officer.