Form 10KSB
period 1997-09-30
SVI HOLDINGS INC
filed 1998-01-13
CIK 866535

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year ended: September 30, 1997

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

                   Commission File No. 0-23049

                         SVI HOLDINGS, INC.
                        -------------------
          (Name of Small Business Issuer in its Charter)

          Nevada                                   84-1131608
-------------------------------              ---------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)              Identification Number)

    7979 Ivanhoe Avenue, Suite 500, La Jolla, California 92037
    -----------------------------------------------------------
   (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (619) 551-2365

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:
             Common Stock $0.0001 par value per share.

Name of each exchange on which registered:  None.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X    No ___
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues from continuing operations for the fiscal year ended September 30, 1997 were $10,433,878.

The aggregate market value of the Issuer's voting stock held by non-affiliates was $42,325,607 as of December 31, 1997.

As of December 31, 1997, 27,932,684 shares of the Issuer's common stock were outstanding.

Documents incorporated by reference:  None.

This Form 10-KSB consists of 45 pages.   Exhibits are indexed at page 15.

Currency Translation

  Unless otherwise indicated, references in this report to "Australian
Dollar" or "A$" are to Australian Dollars, references in this report to "Rand" or "R" are to South African Rand and references in this report to "Pounds" or "UK" are to United Kingdom Pounds. On September 30, 1997, the market average exchange rate was approximately A$1.45, UK 0.60 and R 4.78 per U.S. dollar. Unless otherwise indicated, U.S. dollar equivalent information of foreign currencies for a period is based on the average of the daily exchange rates for the days in the period, and U.S. dollar information as of a specified date is based on the exchange rate for that date unless otherwise indicated. Certain numbers in this report have been rounded.

Cautionary Statement Regarding Forward-Looking Information

  Certain statements contained in this report regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934, as amended). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under "Risk Factors." The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after September 30, 1997 or to reflect the occurrence of unanticipated events.

  PART I

 ITEM 1.Description of Business.

General

  SVI Holdings, Inc., formerly known as Wilson Capital, Inc. (the
"Company" or "SVI"), is a Nevada corporation which maintains its principal place of business at 7979 Ivanhoe Avenue, Suite 500, La Jolla, California 92037 and its telephone number is (619) 551-2365.

  The Company is a holding company and has no operating business except through its direct and indirect subsidiaries. On February 2, 1994, the Company acquired Sabica Ventures, Inc. ("Sabica") through an exchange of 9,000,000 shares of the Company's common stock for all of the issued and outstanding common stock of Sabica (the "Acquisition"). Before the Acquisition, the Company's activities had been limited to organizational matters and the sale of 1,000,000 Units consisting of the Company's $.0001 par value common stock and one Common Stock Purchase Warrant. Each Warrant entitles the holder to purchase one share of common stock at $7.00 per share during the two-year period commencing on the effective date of a Post-Effective Amendment to the Company's Registration Statement that has yet to be filed.

  Sabica, a California corporation, formed in February 1990, is a holding company which owns all the issued and outstanding stock of SVI Training Products, Inc. ("Training"), Tango Products USA, Inc. ("Tango"), Cabinets Galore, Inc. ("Cabinets") and Divergent Technologies Pty Limited ("Divergent"), an Australian company. The Company also owned an equity interest in Softline Limited ("Softline"), a South African Company. The Company has continued the business of Sabica, whose goal is to develop its earnings base by investment and acquisition of innovative technology companies operating in potential growth industries. The Company's primary and current focus in identifying such opportunities is concentrated in the computer industry, where management has significant experience. The Company is currently targeting several potential acquisitions which will fit its target profile of companies marketing proven and profitable products into emerging markets. SVI and subsidiaries employed a total of approximately 110 people at December 31, 1997.

  In 1996, the Company acquired 40% of the equity of Softline for a consideration of R 9,627,200 (US$ 2,014,058 at September 30, 1997). Softline was listed on the Johannesburg Stock Exchange (the "JSE") in February 1997 via the acquisition of a cash shell. As a result of the listing of Softline, the Companies interest in the equity of Softline was diluted to approximately 29% comprising 48,639,000 shares.

  During the year-ended September 30, 1997, the Company sold 28,763,000 Softline shares realizing gross proceeds of approximately $7,000,000 resulting in a net gain of approximately $3,974,000.

  Effective October 1, 1996, the Company entered into agreements for the acquisition of Divergent Technologies Pty, Ltd.("Divergent"), an Australian information technology company. The Company acquired 100% of the outstanding issued share capital of Divergent comprising 1,500,000 Ordinary shares and 52,500 "E" Class Redeemable Preference shares and the exclusive worldwide technology rights (the "Technology Rights") for the "dOLPHIN" and "dPOSit" software products.

  The purchase price for Divergent was A$ 5,177,720 (United States
$4,154,933 at October 1, 1996) and the option to purchase 1,600,000 shares of the Company's common stock at a price of $1.75 for two years. The Technology Rights were acquired in exchange for 1,300,000 shares of the common stock of the Company. The Company financed the acquisition of Divergent by the sale of a portion of its investment in Softline.

  On March 12, 1997, the "E" Class Redeemable Preference shares were redeemed for cash and the exchange of 52,484 shares of the Company's common stock.

    On April 28, 1997, the Company closed the acquisition of the business of Chapman Computers (Pty) Ltd ("Chapman") through it's wholly owned subsidiary, Divergent Technologies (Pty) Limited.

    Pursuant to the agreement dated April 28, 1997, Divergent acquired the assets, principal technology, and computer software programs of Chapman from Chapman Computers (Pty) Ltd, The Chapman Computers Unit Trust (the "Trust") and Colin Bruce Chapman.

    The purchase price of $1,384,000 comprised a cash portion of $784,000 (Australian Dollars 1,000,000) with the balance of $600,000 settled by the issuance of 300,000 shares of the common stock of the Company to the Chapman Computers Unit Trust. The Shares issued for the acquisition are to be held in escrow for a period of 3 years from the completion of sale of Chapman to Divergent.

    The cash portion of the purchase price was financed by the sale of a portion of the Company's investment in Softline.

    Under the terms of the agreement, if the pre-tax profits of Chapman for the year ended June 30, 1998 exceed 450,000 Australian Dollars, an additional 200,000 shares will be due to the Trust, with additional shares payable for the excess of Chapman's profits over 450,000 Australian Dollars. The number of additional shares will be determined by a formula agreed upon between the parties.

    Chapman is an Australian company that specializes in providing computer systems for accounting and management to the retail industry in Australia, New Zealand and the Pacific Rim.

  On October 24, 1997, SVI and certain of its stockholders entered into a series of interlocking agreements with Softline and Hosken Consolidated Investments Limited ("HCI") as described in more detail below. Both Softline and HCI are South African companies listed on the JSE.

  These agreements provide for the acquisition in total by Softline of approximately 16.5 million shares of the outstanding common stock of the Company, of which approximately 12.5 million shares are being issued by the Company. This represents approximately 60% of the Company's outstanding common stock. Softline acquired 5 million shares of the Company's common stock in exchange for all of the capital stock of IBIS Systems Limited, a United Kingdom company ("IBIS"), which specializes in the development of software solutions for the construction and heavy equipment rental industries. In addition, Softline acquired approximately 7.5 million shares of the Company's common stock in exchange for cash in the amount of approximately $7.3 million and the worldwide distribution rights (excluding Africa) to the Brilliant accounting package and certain technology related to Brilliant. Finally, Softline acquired from certain stockholders of the Company, including members of the Board of Directors and the Company's current majority stockholder, an additional 4 million shares of the Company's common stock in exchange for cash and Softline shares.

  The Company also sold to HCI its remaining 19.8 million shares of Softline for cash in the amount of approximately $6 million.

  Mr. Barry Schechter is a member of the Board of Directors of Softline serving as a representative of the Company.

SOFTLINE LIMITED

  Softline is a holding company with subsidiaries operating as developers and distributors of computer software and distributors of computers and related products. Softline is located in South Africa and is listed in the Industrial - Electronics sector of the Johannesburg Stock Exchange.

DIVERGENT TECHNOLOGIES PTY LTD

  Divergent is an Australian information technology company with locations in Sydney, Melbourne and Brisbane. Specializing in point of sale systems, Divergent provides comprehensive solutions for clients' information system requirements through sales of hardware and software and the provision of implementation, support and training services.

  Divergent's products and services are primarily provided to clients utilizing client/server architecture for their information technology solutions. Client/server architecture utilizes multiple terminals and workstations linked to larger computers and includes internet and intranet solutions. This encompasses larger businesses with multiple locations and Australian State and Federal Government bodies.

  Divergent's market leading systems include the dOLFIN Financial
Management system for retail distribution and manufacturing companies, the dPOSit Retail, Management and point-of-sale system for multi-store specialty retailers and RAGS Computer Systems, designed for the garment industry. Divergent's business systems provide complete integration of all business activities into a single business system.

  In April 1997, Divergent acquired the business of Chapman Computers which was integrated into the operations of Divergent in 1997. The acquisition of Chapman assisted Divergent in increasing its customer base and provided additional technical resources resulting in the improvement of their range of software products.

  Divergent's software products are continually refined and improved to remain competitive and to integrate advantages provided by new technology advances. Research and development expenditures amounted to approximately A$ 742,000 (US$572,000 at September 30, 1997) for the fiscal year ended September 30, 1997.

  Divergent is currently investigating opportunities to include additional platforms and expand into additional markets in the Pacific Rim and Asia.

SVI TRAINING PRODUCTS, INC.

  SVI Training Products, Inc. ("Training") develops and distributes computer software Training courses designed for use in an instructor-led training environment. Training products are either sold as individual manuals and instructor guides, or provided to customers on CD-Rom on a limited site license basis.

  Site licensing allows the customer to utilize products to train an unlimited number of people for a fixed annual fee, and provides Training with a recurring annual income stream upon renewal. To date, license renewals have exceeded 80% of the original licenses sold. A majority of the licenses sold have been provided on CD-Rom, which allows customers flexibility in the customization of course materials.

  Training is generally able to provide premium quality products at a lower cost than competitors. Training uses a network of specialized sub-contractors in the development of materials on a project basis which allows for the fast, simultaneous development of multiple courses. The use of sub-contractors on a project basis allows Training access to diverse skills without incurring commitments to additional fixed overhead. Timely introduction of new products is important in accessing competitors' existing customer bases. At September 30, 1997, Training had developed in excess of 200 training modules, which provide a significant barrier to entry for competitors. Management believes that larger competitors will find it difficult to compete on the basis of price with Training due to higher development costs and existing large overhead structures.

  Training markets products through direct mail, trade shows and telemarketing. Training uses both in-house and independent representatives, and has established sales offices in California, Texas, Virginia and Indiana. Customers include universities, large corporations, government agencies and training schools. Training has also concluded a royalty agreement with a distributor in the United Kingdom and is in the process of negotiating agreements to open distribution to additional foreign markets.

  In November 1997, Training released upgraded customization software compatible with Microsoft Windows 95 and Office 97. This software is provided on a CD-Rom and provides a simple method for clients to customize the existing courseware library to their specific requirements.

  Training also entered into an agreement as a reseller for Computer Based Training ("CBT") applications. Although Training specializes in providing Lecture Based Training materials developed internally, the addition of CBT products to the product range allows Training access to a more diverse customer base.

   Training is also in the process of developing skills testing software in conjunction with Masterskill Training (a Subsidiary of Softline). Skills testing software enables employers to evaluate the skills of their employees and provides assistance in selecting the appropriate course modules for trainees. Training also anticipates sales of the skills testing software to additional markets such as personnel agencies.

  Training expended approximately $100,000 per year in Research and Development for the fiscal years ended September 30, 1996 and 1997.

  It is the intention of Training to continue to broaden its base of products and expand its markets both domestically and overseas.

  Training currently has 8 full time employees.

TANGO PRODUCTS USA, INC.

  Tango Products USA, Inc. held exclusive rights for the U.S., Canada,
Mexico and Southern Africa on a royalty-free basis for the distribution and sale of the Australian-manufactured Tango range of thermoplastic drinkware and tabletop products. These operations were discontinued in the 1996 fiscal year.

CABINETS GALORE, INC.

  Cabinets Galore, Inc. was a manufacturer of European style melamine furniture and cabinets. The operations of Cabinets were discontinued at the beginning of the 1995 fiscal year.

IBIS SYSTEMS LIMITED

    On October 24, 1997, the Company entered into agreements for the acquisition of IBIS Systems Limited ("IBIS") from Softline. Softline is an affiliate of the Company. On closing of the acquisition agreement, Softline acquired a 60% holding in the Company. Barry Schechter, a Director and Chief Executive Officer of the Company, is a director of Softline.

    Pursuant to the agreement dated October 24, 1997, the Company acquired the trade marks of IBIS via the acquisition of 100% of the equity of Anniston Ventures Limited (a British Virgin Island Company) and the business of IBIS via the acquisition of IBIS Systems Limited (a United Kingdom Company).

    The purchase price of $7,500,000 was agreed upon by arms-length negotiation between the parties. The purchase price was settled via the issue of 5,000,000 shares of the Common Stock of the Company to Softline.

    Under the terms of the agreement, the Company will pay the management of IBIS an incentive to the extent that the aggregate of UK1,450,000 (US$ 2,440,640) plus eight times the earnings over UK450,000 (US$ 757,440) in the 1998 financial year plus five time the extent to which the earnings for the 1999 financial year exceed UK655,000 (US$1,102,496). Softline will bear the costs of the incentive up to R45,000,000 (US$ 9,317,734 and the Company will pay such amount as exceeds R45,000,000.

    IBIS develops, supplies and supports commercial software applications designed specifically for the Construction and Heavy Equipment Rental industries. The market for IBIS products is primarily larger companies within this market segment. The software is designed for use in client/server environment and is designed to be hardware independent by using UNIX based open systems architecture.

    The head office of IBIS is located in Cressex, High Wycombe, Buckinghamshire where it rents 5,600 square feet. IBIS also conducts business from offices in Dublin, Ireland and Petersfield, Hampshire. IBIS employs approximately 22 people.

    IBIS products are marketed under the name of "SULUS" which is trademarked. The SULUS software package comprises 10 modules utilized in the accounting and management of Construction and Heavy Equipment Rental enterprises.


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

  Competition. The Company competes with a number of companies, both domestically and internationally, offering similar products and services, some of whom may have substantially greater financial, management, technical and other resources than the Company. In addition, the Company may experience competition from other companies seeking to identify and consummate acquisitions of computer technology related companies. Such competition may result in the loss of an acquisition candidate or an increase in the price the Company would be required to pay for any such acquisition.

  Dependence On Key Personnel. The Company's success depends upon the continued contributions of its Chief Executive Officer, Barry Schechter. The Company's success also depends upon the executive management of Softline, Divergent and IBIS. The business of the Company could be adversely affected by the loss of services of, or a material reduction in the amount of time devoted to the Company, by its executive officers.

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

  Year 2000 Software Compliance ("Millennium bug"). The Company and subsidiaries are primarily reliant on software developed internally. Although such software has been enhanced to provide for the year 2000, it is possible that programs acquired from third parties and incorporated into applications may contain such errors. The Company intends to continue testing and enhancement to ensure that risks related to the millennium bug are minimized. Due to the fact that such software is continually in the process of development and enhancement, additional costs related to the correction of this problem are not expected to be significant.

  Item 2   Description of Property.

  The Company leases a 1,899 square foot facility in a building located at 7979 Ivanhoe Avenue, Suite 500, La Jolla, California. These facilities are shared by the Company and its subsidiaries under a lease which expires on May 31, 1999. The base rent is currently $3,600 per month.

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

  The Company has been successful in obtaining court orders accounting for all shares forming the subject matter of the transaction. With the exception of 215,000 shares sold to bona fide purchasers, the Company has court orders authorizing the recovery of all shares. The Company is maintaining its action against defendants Park Financial Group Inc., Edwin Wood, Donna Dickenson, Kathryn Jones and Banque de Petite Martinique for recovery of the Company's damages and attorneys fees and costs expended as a result of such defendants' unlawful conduct. The Company expects this matter to be adjudicated or successfully resolved within six months.

Item 4.     Submission of Matters to a vote of Security Holders.

  None

  PART II

Item 5.     Market for Company's Common Equity and Related Stockholder Matters

Principal Market

  The Company's Common Stock began trading on the over-the-counter market in March 1994, and is quoted on OTC Bulletin Board Systems. As of December 31, 1997 there were 27,932,684 shares of Common Stock outstanding held by approximately 170 holders of record representing approximately 500 beneficial owners.

Stock Price and Dividend Information

  The following table sets forth high and low bid closing quotations for the Common Stock, on a quarterly basis from October 1, 1995 to September 30, 1997.

                   Fiscal 1997          Fiscal 1996
Quarter      High Bid    Low Bid    High Bid    Low Bid

First         4.625       1.75          8         0.5

Second        3.125       1.875        8.75       5.875

Third         2.875       2.047        8.25       5.5

Fourth          3         2.125         7         3.25




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

  Following the fiscal year ended September 30, 1997, the Company sold shares of its common stock in the acquisition of IBIS and related transactions as described in Item 1. These transactions are exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act, as amended or under Regulation D or under both.

 ITEM 6.   Management's Discussion and Analysis or Plan of Operations.

Results of Operations

  The audited financial statements of the Company for the years ended September 30, 1997 and 1996 reflect net income of $4,848,410 and $147,463, respectively.

  Net Sales from continuing operations increased by $9,760,270 for the year ended September 30, 1997 to $10,433,878 compared to $673,608 for the year ended September 30, 1996. The increase in sales is primarily attributable to the inclusion of Divergent and Chapman in the consolidated statement of operations for 1997. In the 1996 fiscal year, net sales from continuing operations were solely attributable to the operations of SVI Training.

  Gross Profit from continuing operations for the year ended September 30, 1997 was $7,397,218 compared to $573,219 for the year ended September 30, 1996. The increase in gross profit resulted from the inclusion of Divergent and Chapman in the consolidated statement of operations in 1997. Gross Profit declined as a percentage of sales from 85% in 1996 to 71% in 1997. This decrease reflects the increased direct costs inherent in the provision of computer solutions in comparison to direct costs within Training.

  Operating Expenses for continuing operations for the year ended
September 30, 1997, were $5,883,558 compared to $1,089,309 for the year ended September 30, 1996. The increase in costs is attributable primarily to the inclusion of Divergent. Operating expenses have declined as a percentage of sales to 56% (162% in 1996), which reflects the Company's increased ability to absorb overhead as a result of the increased scale of the consolidated operations. As the Company develops, operating expenses are expected to continue to decrease as a percentage of sales.

  Non-operating expense consists of net interest expense from continuing operations, which decreased to $103,398 in 1997 from $133,505 in 1996. Additionally, the Company received interest income of $60,751 in 1997. The improvement in interest income/expenditure is due to the increased cash resources resulting from sale of a portion of the Company's investment in Softline.

  Equity earnings of Softline in 1997 amounted to $627,550 compared to $379,429 for the period from March 1, 1996 (the acquisition date) to September 30, 1996. The Company's investment in Softline fluctuated between 40% and 10% in the course of the 1997 fiscal year (40% in 1996) as the Companys' holding in Softline was diluted as a result of the listing of Softline on the JSE and the sale of Softline securities by the Company. Despite the lower equity stake in Softline, equity earnings increased as the Company held the investment in Softline for the entire year (7 months in 1996) and Softline experienced substantial growth in the course of the 1997 fiscal year.

  A foreign exchange loss of $120,455 arose in 1997 compared to a gain of $343,000 in 1996 resulting from the acquisitions of Softline and Divergent being denominated in foreign currencies. Although these liabilities had been paid in full at September 30, 1997, further gains or losses resulting from the fluctuation of the value of the Rand, UK Pound and Australian Dollar in relation to United States currency may be expected as the result transactions between the Company and its affiliates arising from the normal course of business.

  The Company recorded a gain of $3,973,755 on the sales of Softline shares in fiscal 1997. The sale of the Softline shares yielded net proceeds of $6,164,852. Net proceeds are stated after deducting costs associated with the acquisition and disposal of the Softline shares. Included in costs associated with the acquisition of Softline are provisions for legal fees related to the recovery of securities held as collateral for a loan to fund the acquisition of Softline. Also included is a provision of $430,000 for the reimbursement to the major stockholder for securities provided as collateral for the loan on the Company's behalf that were stolen.

  Net income from continuing operations for the year ended September 30, 1997 $4,848,410 compared to $130,871 for the year ended September 30, 1996. The increase in income is due to income from Divergent which is included in the consolidated financial statements for the first time in fiscal 1997, an increase in equity earnings in Softline and gain on disposal of Softline shares.

  During the year ended September 30, 1997, the Company investigated possible acquisitions in addition to Divergent, Chapman and IBIS. The Company will continue with its investment strategy of seeking potential acquisitions that will contribute toward the Company's development. As there is no certainty that the Company will reach satisfactory terms for these acquisitions, the occurrence of these acquisitions cannot be guaranteed.

Liquidity and Capital Resources

  At September 30, 1997, the Company had working capital of $596,479. This amount represents a increase of $554,562 compared to the Company's working capital deficit at September 30, 1996 of $12,430. Working capital excludes amounts due to stockholders. Subsequent to year end the Company received additional funding by raising equity through a the sale of Softline shares and the sale of 7,536,000 shares of common stock of the Company to Softline. As a result of these transactions, the Company has substantial cash resources which it believes are sufficient to provide for foreseeable operations and acquisitions.

ITEM 7.     Financial Statements

  Please see financial statement pages F-1 through F-21.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

  Set forth below are the names, ages and principal occupations for the last five years of the directors and/or executive officers of the Company:

  Barry M. Schechter - (44), has been Chairman, President, Chief Executive Officer and Director of the Company from February 1994 to the present. He also serves as Chairman of the Board of each of the Company's subsidiaries. He has been Chief Executive Officer of Sabica since its inception in February 1990. Mr Schechter is a Chartered Accountant (South Africa).

  Arthur S. Klitofsky - (43), has been Vice President, and a Director of the Company from February 1994 to the present. He has been Chief Executive Officer of SVI Training, since 1991. From 1985 to 1991, he was Managing Director of Punch Line Columbia Training Ltd, which became the largest computer education company in South Africa. Mr Klitofsky has a Bachelor of Science Degree in Electrical Engineering from the University of Witwatersrand, Johannesburg, South Africa and a Bachelor in Accounting Science Degree from the University of South Africa.

  Russell A. Schechter - (34), has been Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company from February 1994 to the present. He has been Chief Financial Officer of Sabica since June, 1991. From 1986 to 1991, he was employed in the audit and management advisory services division of Coopers & Lybrand in South Africa. Mr Schechter is a Chartered Accountant (South Africa).

  John C. Petrow - (45), has been a Director of the Company since February 1994 to the present. Since 1976, he has been employed by C.J Petrow and Company (PTY) LTD, which is engaged in international commodities trading, and he is presently a director of that company. Mr Petrow received a BA Degree from the University of the Witwatersrand, Johannesburg, South Africa. Mr. Petrow resigned as a Director in July 1997

  Jack M. Ginsberg - (49), has been a Director of the Company since
February 1994 to the present. Since 1974, he has been employed by C.J Petrow and Company (PTY) LTD, which is engaged in international commodities trading, and he is presently financial director of that company. Mr Ginsberg has a Bachelor of Accounting Degree from the University of the Witwatersrand, Johannesburg, South Africa. Mr. Ginsberg resigned as a Director in July 1997.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

  Section 16(a) of the Exchange Act requires that the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company, Officers, Directors and greater-than-ten-percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 1997, except one late filing of a form 3 by Barry Schechter, Russell Schechter, Arthur Klitofsky and Claudav Holdings, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.

 Item 10.Executive Compensation

  The following table sets forth for the years indicated certain compensation of the Company's chief executive officer and the executive officers of the Company who earned more than $100,000 in such years.

                   SUMMARY COMPENSATION TABLE

                                     Annual Compensation
Principal/Position                     Year     Salary

Barry M. Schechter                     1997    $156,000
Chairman, President                    1996    $138,000
and Chief Executive                    1995    $120,000
Officer

Arthur S. Klitofsky                    1997    $127,000
Director, President                    1996    $114,000
of SVI Training                        1995    $ 87,000


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

             OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      (Individual Grants)

                                 Percent Of
                  Number of      Total Options/
                  Securities     SARs Granted
                  Underlying     To Employees    Exercise Or
                  Options/SARs   In Fiscal       Base Price
    Name          Granted (#)    Year            (S/Sh)        Expiration

Arthur Klitofsky     57,000         25%           $ 1.75        12/27/2006

  The following table sets forth the information concerning each exercise of stock options during the last fiscal year by each of Company's chief executive officer and the executive officers of the Company who earned more than $100,000 last year and the fiscal year value of unexercised options.

       13
                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                              AND FY-END OPTION/SAR VALUES

                                     Number Of
                                     Securities      Value Of
                                     Underlying      Unexercised
                 Shares              Unexercised     In-The-Money
                 Acquired            Options/SARs    Options/SARs
                 On        Value     At FY-End (#)   At FY-End(S)
                 Exercise  Realized  Exercisable/    Exercisable/
     Name        (#)       ($)       Unexercisable   Unexercisable

B.Schechter      0          $0               0/0             $0/$0
A. Klitofsky     0          $0         262,000/0       $203,500/$0

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

Compensation Committee Interlock and Insider Participation

  During fiscal year 1997, Barry M. Schechter, Arthur S. Klitofsky, and
Russell A. Schechter, all officers of the Company, participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

 Item 11.Security Ownership of Certain Beneficial Owners and Management.

  Set forth below is certain information concerning the ownership of the Company's Common Stock as of December 31, 1997, by (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock,
(ii) each Director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and Directors of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, the persons named have sole voting and investment power with respect to the securities owned by them.

                                    Number of Shares     Percent of
                                    Beneficially Owned   Outstanding Shares

Softline Limited                     18,974,000 (2)          62.5%
 16 Commerce Crescent
 Eastgate Extension 13
 Sandton 2148
 South Africa

Claudav Holdings BV                   5,617,200              20.11%
 9 Rue Charles Humbert
 1205 Geneva, Switzerland

Barry M. Schechter                    5,669,200 (1)(2)       20.25%
Russell A. Schechter                    464,010 (2)           1.6%
Arthur S. Klitofsky                     432,200 (2)           1.5%

All Directors and Executive
Officers as a group
    ([3] persons)

(1) Includes all of the shares held by Claudav Holdings BV and 2,000 shares held by minor children residing with Barry Schechter, both of which Mr.Schechter disclaims beneficial ownership.
(2) Includes shares issuable upon the exercise of options within sixty days of December 31, 1997 as follows: 2,438,000 shares subject to options held by Softline Limited, 50,000 shares subject to options held by Mr. Barry Schechter, 263,810 shares subject to options held by Mr. Russell Schechter and 282,000 shares subject to options held by Mr. Klitofsky.

 ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Claudav Holdings B.V., formerly the majority stockholder of the Company, from time to time, has provided funds to the Company to cover operating expenses in the form of unsecured loans bearing interest at rates agreed to periodically between Claudav Holdings B.V. and the Company. As of September 30, 1997, the loans due Claudav Holdings B.V. aggregated $301,645.

  In September 1996, an affiliate of the controlling stockholder advanced the Company R 8,280,000 (US$ 1,831,858 at September 30, 1996) for the acquisition of Softline. The loan was repaid in 1997.

  As of September 30, 1996, $1,078,022 was due from an affiliated corporation of the controlling stockholder Company. This amount was repaid in 1997.

  After the Company's fiscal year 1997 ended, the Company entered into a multi-party transaction that included Softline and is described in detail under
Item 1. Mr. Barry Schechter is a director of Softline and at the conclusion of this transaction, Softline became a majority shareholder of the Company.

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

3.1 Articles of Incorporation - Incorporated by reference to exhibit 3.1 to the Company's Annual Report for the year ended December 31, 1993.

3.2 Bylaws - Incorporated by reference to exhibit 3.1 to the Company's Annual Report for the year ended December 31, 1993.

10.01       Incentive Stock Option Plan -  Incorporated by reference to exhibit
            3.1 to the Company's Annual Report for the year ended September 30, 1994.

10.02 Distribution Agreement dated November 25, 1992 between Tango Proprietary Limited and Tango Products USA, Inc. - Incorporated by reference to exhibit 3.1 to the Company's Annual Report for the year ended September 30, 1994.

10.03 Sales Of Shares Agreement dated January 28, 1996, between the Company and Management of the Soft Line Management Group for the acquisition of Soft Line Business Systems (Pty) Ltd, incorporated by reference to exhibit 10.3 of the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

10.04 Share Purchase Agreement dated November 4, 1996 as amended between the Company and Hookmond Pty., Ltd. and Landreef Pty. Ltd. for the acquisition of the equity of Divergent Technology Pty, Ltd., incorporated by reference to exhibit 10.4 of the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

10.05 Technology Purchase Agreement dated November 4, 1996 as amended between the Company and New Hope Trading Limited for the acquisition of the exclusive worldwide technology rights for the "dOLPHIN" and "dPOSit" software products, incorporated by reference to exhibit
            10.5 of the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

10.06 Asset Purchase Agreement dated as of April 28, 1997, between the Company, Divergent, Colin Bruce Chapman, Chapman Computers and the Chapman Computers Unit Trust incorporated by reference to exhibit
            2.1 of the Form8-K filed on August 9, 1997.

10.07 Escrow Agreement between Escrow Agent and Divergent, Colin Bruce Chapman, Chapman Computers and the Chapman Computers Unit Trust, incorporated by reference to exhibit 2.2 of the Form8-K filed on August 9, 1997.

10.08 Deed of Assignment of Copyright between Chapman Computers and Chapman Computers Unit Trust and Divergent Technologies (Pty) Ltd., incorporated by reference to exhibit 2.3 of the Form8-K filed on August 9, 1997.

10.09 Confidentiality agreement and restraint of trade between Chapman Computers Pty Limited and Chapman Computers Pty Limited as Trustee for the Chapman Computers Unit Trust and Divergent Technologies
            (Pty) Ltd., incorporated by reference to exhibit 2.4 of the Form 8-K filed on August 9, 1997.

10.10 Sale of Shares Agreement between Softline and the Company for the acquisition of IBIS incorporated by reference to exhibit 1 of the Company's Form 8-K filed on December 19, 1997.

10.11 Share Swap Agreement between the Company and Softline for the trade of 7,536,000 SVI shares for 22,130,448 shares of Softline incorporated by reference to exhibit 2 of the Company's Form 8-K filed on December 19, 1997.

10.12 Renunciation Agreement between SVI, HCI and Softline providing for the sale of 22,130,448 Softline shares to HCI incorporated by reference to exhibit 3 of the Company's Form 8-K filed on December 19, 1997.

10.13 Subscription Agreement incorporated by reference to exhibit 4 of the Company's Form 8-K filed on December 19, 1997.

10.14 Agreement between SVI, HCI and Softline recording that all other agreements are indivisible incorporated by reference to exhibit 5 of the Company's Form 8-K filed on December 19, 1997.

10.15       Employment agreement between the Company and Barry Schechter.

21          List of Subsidiaries

27          Financial Data Schedule

(b)    Reports on Form 8-K


1.The Company filed a report on Form 8-K on August 11, 1997 detailing the acquisition of Chapman Computers by its' subsidiary Divergent Technologies Pty Ltd.

2.The Company filed a report on Form 8-K on September 18, 1997 detailing the sale of software by Divergent to a large Australian retailer.

INDEX TO FINANCIAL STATEMENTS

Page        Description

 F-1 Audited financial statements of SVI Holdings, Inc. and subsidiaries for the years ended September 30, 1997 and 1996.

                     SVI HOLDINGS, INC. AND
                          SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED
                   SEPTEMBER 30, 1997 AND 1996

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                                                       CONTENTS
                                                       As of September 30, 1997



                                                                 Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                1

FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                   2 - 3

   Consolidated Statements of Operations                          4

   Consolidated Statements of Stockholders' Equity                5

   Consolidated Statements of Cash Flows                        6 - 7

   Notes to Consolidated Financial Statements                   8 - 19

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
SVI Holdings, Inc.

We have audited the consolidated balance sheet of SVI Holdings, Inc. and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVI Holdings, Inc. and Subsidiaries as of September 30, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

/s/Singer Lewak Greenbaum & Goldstein LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
December 5, 1997

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                          As September 30, 1997



                                     ASSETS

Current assets
   Cash (Note 2)                                                    $4,685,428
   Certificates of deposit, pledged (Note 6)                           350,000
   Accounts receivable, net of allowance for doubtful accounts
      of $164,071                                                    1,828,358
   Inventories                                                       1,200,461
   Prepaid expenses and other current assets                           331,465
                                                                   -----------
       Total current assets                                          8,395,712

Furniture and equipment, net (Note 3)                                  442,712
Investment in Softline Limited, at equity (Note 5)                   1,778,755
Deferred tax asset (Note 10)                                           116,197
Capitalized software, net (Note 4)                                   6,129,878
Excess of cost over fair value of net assets acquired,
   net of accumulated amortization of $123,107                       2,339,042
Other assets                                                            27,237
                                                                   -----------
       Total assets                                                $19,229,533
                                                                   ===========


































   The accompanying notes are an integral part of these financial statements
                                         2                        F-4

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET (Continued)
                                                          As September 30, 1997



                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Lines of credit - bank (Note 6)                                 $   340,000
   Notes payable                                                        50,000
   Accounts payable                                                  5,712,964
   Accrued expenses                                                    670,340
   Income taxes payable                                              1,025,929
                                                                   -----------
      Total current liabilities                                      7,799,233

Long-term liabilities                                                  243,233
Due to stockholder (Note 7)                                            301,645
                                                                   -----------
      Total liabilities                                              8,344,111
                                                                   -----------
Commitments (Note 8)

Stockholders' equity (Notes 9 and 13)
   Preferred stock, $.0001 par value
      5,000,000 shares authorized
      0 issued and outstanding                                               -
   Common stock, $.0001 par value
      50,000,000 shares authorized
      15,044,284 issued and outstanding                                  1,504
   Additional paid-in capital                                       12,665,564
   Accumulated deficit                                              (1,518,973)
   Cumulative translation adjustment                                  (262,673)
                                                                   -----------
      Total stockholders' equity                                    10,885,422
                                                                   -----------
          Total liabilities and stockholders' equity               $19,229,533
                                                                   ===========























   The accompanying notes are an integral part of these financial statements
                                         3                        F-5

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                              For the Years Ended September 30,



                                                         1997          1996
                                                     ------------  ------------
Net sales                                            $10,433,878   $   673,608

Cost of goods sold                                     3,036,660       100,389
                                                     ------------  ------------
Gross profit                                           7,397,218       573,219

Selling, general, and administrative expenses          5,883,558     1,089,309
                                                     ------------  ------------
Income (loss) from operations                          1,513,660      (516,090)

Other income (expense)
  Interest income                                         60,751             -
  Other income                                                 -        58,037
  Interest expense                                      (103,398)     (133,505)
  Equity in earnings of Softline Limited                 627,550       379,429
  Gain (loss) on foreign currency transaction (Note 5)  (120,455)      343,000
  Gain on disposal of Softline Limited shares          3,973,755             -
                                                     ------------  ------------
      Total other income (expense)                     4,438,203       646,961
                                                     ------------  ------------
Income before provision for income taxes and
  discontinued operations                              5,951,863       130,871

Provision for income taxes (Note 10)                   1,103,453             -
                                                     ------------  ------------
Income before discontinued operations                  4,848,410       130,871
                                                     ------------  ------------
Income from discontinued operations (Note 11)
  Loss from operations of Tango Products USA, Inc.             -       (67,319)
  Gain on disposal of Tango Products USA, Inc.                 -        83,911
                                                     ------------  ------------
      Total income from discontinued operations                -        16,592
                                                     ------------  ------------
Net income                                           $ 4,848,410   $   147,463
                                                     ============  ============

Per share information
  Income from continuing operations                  $       .31   $       .01
  Income from discontinued operations                          -             -
                                                     ------------  ------------
Net income per share                                 $       .31   $       .01
                                                     ============  ============
Weighted average common shares outstanding            15,617,665    11,902,469
                                                     ============  ============










   The accompanying notes are an integral part of these financial statements
                                         4                        F-6

                                           SVI HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              For the Years Ended September 30,


                                                           Additional
     Cumulative
                                      Common Stock           Paid-In
Accumulated   Translation
                                  Shares        Amount       Capital
Deficit       Adjustment     Total
                               ------------  ------------  ------------
------------  ------------  ------------
Balance, September
  30, 1995                      10,319,800   $     1,032   $ 4,757,227
$(6,514,846)  $         -   $(1,756,587)

Sale of common stock             1,966,800           197     1,843,501
                     1,843,698

Exercise of stock
  options                          136,200            13       111,977
                       111,990

Net income
147,463                     147,463
                               ------------  ------------  ------------
------------  ------------  ------------
Balance, September
  30, 1996                       12,422,800        1,242     6,712,705
(6,367,383)            -       346,564

Common stock
  issued to purchase
  software                       1,620,000           162     3,889,838
                     3,890,000

Sale of common stock               196,484            20       368,837
                       368,857

Exercise of stock
  options                          805,000            80     1,003,670
                     1,003,750

Expense recognized
  from issuance of
  stock options                                                202,500
                       202,500

Increase in equity in
  Softline Limited
  as a result of
  going public                                                 488,014
                       488,014

Change in foreign
  currency translation
  adjustment
        (262,673)     (262,673)

Net income
4,848,410                  4,848,410
                               ------------  ------------  ------------
------------  ------------  -----------
Balance, September
  30, 1997                      15,044,284   $     1,504   $12,665,564
$(1,518,973)  $  (262,673) $10,885,422
                                ============  ============  ============
============   ============  ===========























   The accompanying notes are an integral part of these financial statements
                                         5                        F-7

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              For the Years Ended September 30,


                                                         1997          1996
                                                     ------------  ------------
Cash flows from operating activities
 Net income from continuing operations               $ 4,848,410   $   130,871
 Net income from discontinued operations                       -        16,592
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
       Depreciation and amortization                   1,177,834        53,571
       Equity in earnings in Softline Limited           (627,550)     (379,429)
       Foreign currency transaction loss (gain)          120,455      (343,000)
       Compensation expense from issuance of
       stock options                                     202,500             -
       Gain on sale of Softline Limited shares        (3,973,755)            -
       Changes in deferred taxes                        (116,197)            -
 (Increase) decrease in
    Accounts receivable                               (1,038,241)        1,058
    Inventories                                         (843,683)       (8,439)
    Note receivable                                       90,344             -
    Prepaid expenses and other current assets           (226,490)       19,180
    Deposits and other assets                             (8,469)      (17,617)
    Net current assets of discontinued operations              -       148,454
 Increase (decrease) in
    Accounts payable                                   4,868,277      (461,361)
    Other liabilities                                    233,161             -
    Accrued expenses                                    (609,467)       83,859
    Income taxes payable                               1,025,929             -
                                                     ------------  ------------
Net cash provided by (used in) operating activities    5,123,058      (756,261)
                                                     ------------  ------------
Cash flows from investing activities
 Maturity of certificates of deposit                     350,000             -
 Acquisition of Divergent Technologies (Pty)
    Limited, net of cash acquired                     (3,839,651)            -
 Purchase of furniture and equipment                    (494,823)      (13,689)
 Net proceeds from sale of Softline Limited shares     6,164,852    (2,474,859)
 Purchase of capitalized software                       (891,952)      (52,225)
                                                     ------------  ------------
Net cash provided by (used in) investing activities    1,288,426    (2,540,773)
                                                     ------------  ------------
Cash flows from financing activities
 Proceeds from notes payable                              26,565             -
 Proceeds from sale of common stock                    1,372,607     1,843,698
 Payments on line of credit                             (359,399)            -
 Payments on notes payable                                     -      (150,405)
 Due from affiliate                                    1,078,022             -
 Increase in bank overdraft                                    -        (9,454)
 Increase (decrease) in due to stockholders, net      (3,597,748)    1,629,765
                                                     ------------  ------------
Net cash provided by (used in) financing activities   (1,479,953)    3,313,604
                                                     ------------  ------------







   The accompanying notes are an integral part of these financial statements
                                         6                        F-8

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                              For the Years Ended September 30,


                                                         1997          1996
                                                     ------------  ------------
Cumulative translation adjustment                    $  (262,673)  $         -
                                                     ------------  ------------
             Net increase in cash                      4,668,858        16,570

Cash and cash equivalents, beginning of year              16,570             -
                                                     ------------  ------------
Cash and cash equivalents, end of year               $ 4,685,428   $    16,570
                                                     ============  ============

Supplemental disclosure of cash flow information
Interest of $102,527 and $145,474 was paid during the years ended September 30, 1997 and 1996, respectively, which included interest from discontinued operations for the year ended September 30, 1996 of $11,969. Income taxes of $233,000 and $0 were paid during the years ended September 30, 1997 and 1996, respectively.

Supplemental schedule of non-cash investing and financing activities
During the year ended September 30, 1996, a stockholder exercised stock options in the amount of $111,990 by reducing amounts due to stockholder. During the year ended September 30, 1997, the Company issued 1,620,000 shares of common stock in connection with the purchase of software.


































   The accompanying notes are an integral part of these financial statements
                                         7                        F-9

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             September 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Lines of Business
----------------------------------
SVI Holdings, Inc. (the "Company" or "SVI") is a holding company. At September 30, 1997, through its subsidiaries, the Company is engaged in the development and distribution of computer software training courses and computer software and hardware for retail establishments.

Business Combination
--------------------
Effective October 1, 1996, the Company entered into a Share Purchase Agreement and a Technology Purchase Agreement to acquire 100% of the issued and outstanding shares of Divergent Technologies (Pty) Limited ("Divergent"), an Australian software company. The purchase price was $4,154,933 plus 1,300,000 shares of the Company's common stock and options to purchase 1,600,000 shares of the Company's common stock at a price of $1.75 for two years. This acquisition was accounted for using the purchase method of accounting. The Company recorded $2,462,149 in excess of cost over fair value of net assets acquired which is being amortized on a straight-line basis over twenty years. The results of operations for Divergent for the twelve months ended September 30, 1997 have been included in the consolidated results of the Company.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------
For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories
-----------
Inventories consist of finished goods and are stated at the lower of cost or market, cost generally being determined on a first-in, first-out basis.

Furniture and Equipment
-----------------------
Furniture and equipment are stated at cost. Depreciation and amortization are being provided using the straight-line and accelerated methods over the estimated useful lives of four to forty years as follows:





                                         8                        F-10

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             September 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Furniture and Equipment (Continued)
-----------------------
      Automobiles                    7 years
      Computer equipment             4 years
      Furniture and fixtures         7 to 10 years
      Leasehold improvements        40 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.

Excess of Cost over Fair Value of Net Assets Acquired
-----------------------------------------------------
Excess of cost over fair value of net assets acquired arising from the Company's acquisition of Divergent is amortized over twenty years using the straight-line method. The Company periodically reviews this asset to determine its recoverability.

Revenue Recognition
-------------------
Licensing and royalty revenues are generally recognized on the completion of the license agreement by the Company, provided that no significant vendor or post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. Where significant, revenue from support obligations is recognized ratably over the contract term. Certain royalty agreements provide for per unit royalties to be paid to the Company based on shipments by customers of units containing the Company's products. Revenue under such agreements is recognized at the time of shipment by the customer. Revenue from the installation of point-of-sale computer systems is recognized when installation is completed and accepted by the customer.

Capitalized Software
--------------------
Capitalized software includes amounts paid to develop the Company's computer training courses and to develop the accounting software for retail establishments. These costs are amortized over five and ten years, respectively, using the straight-line method.

Net Income Per Share
--------------------
Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each year. The shares to be issued upon exercise of outstanding stock options and warrants are included as common stock equivalents if they are dilutive.














                                         9                        F-11

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             September 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------
The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Impairment of Long-Lived Assets
-------------------------------
The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," during fiscal 1997. The impact of such adoption was not material.

Accounting Pronouncements
-------------------------
The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted. SFAS No. 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully-diluted earnings per share. The Company does not believe that diluted earnings per share in accordance with SFAS No. 128 will be materially different from the earnings per share previously reported.

SFAS No. 129, "Disclosure of Information about Capital Structures," issued by FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Bulletin ("APB") Opinion No. 15, "Computing Earnings per Share," which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

SFAS No. 130, "Reporting Comprehensive Income," issued by FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the impact, if any, the adoption of SFAS No. 130 will have on its financial position or results of operations.











                                         10                       F-12

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             September 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------
The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for notes payable of similar maturities are substantially the same.


NOTE 2 - CASH

The Company maintains cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 1997, the uninsured portion of these balances held at financial institutions aggregated to $568,236. The Company also had funds totaling $2,624,228 in a non-United States financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.



NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment at September 30, 1997 consisted of the following:

       Automobiles                                     $    38,788
       Computer equipment                                  585,819
       Furniture and fixtures                              164,338
       Leasehold improvements                               36,705
                                                       ------------
                                                           825,650
       Less accumulated depreciation and amortization      382,938
                                                       ------------
          Total                                           $442,712
                                                       ============



















                                         11                       F-13

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             September 30, 1997

NOTE 4 - CAPITALIZED SOFTWARE

Capitalized software at September 30, 1997 consisted of the following:

       Training software                                 $   83,775
       Point-of-sale software                             6,733,982
                                                         -----------
                                                          6,817,757
       Less accumulated depreciation and amortization       687,880
                                                         -----------
          Total                                          $6,129,878
                                                         ===========

NOTE 5 - EQUITY INVESTMENT IN SOFTLINE LIMITED

In fiscal year 1996, the Company purchased 40.25% of Softline Limited ("Softline") for R 9,627,200 (United States $2,097,767). During the year ended September 30, 1997, the Company sold a portion of the shares of Softline it owned for net proceeds of $6,164,852. The management of the Company exercised significant influence over the operations of Softline; therefore, the Company has accounted for its investment in Softline using the equity method of accounting.

The Company financed its acquisition of Softline, in part, with a note payable that is denominated in South African Rand. Due to the fluctuation of the United States Dollar (the Company's functional currency) to the South African Rand, the Company has recognized a gain (loss) on foreign currency transaction in the amount of ($120,455) and $343,000 in the September 30, 1997 and 1996 statements of operations, respectively.

Summary unaudited financial information of Softline as of and for the year ended September 30, 1997 and the seven-month period ended September 30, 1996 is listed below:
                                                           September 30,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------
     Operating statement data
         Net sales                                   $ 49,256,641  $ 21,727,917
         Net income                                  $  3,678,971  $    942,680

     Balance sheet data
       Current assets                                $ 18,817,040
       Total assets                                  $ 31,900,913
       Current liabilities                           $ 12,208,028
       Long-term debt                                $    271,090
       Stockholders' equity                          $ 19,421,795












                                         12                       F-14

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             September 30, 1997


NOTE 6 - LINES OF CREDIT - BANK

The lines of credit are due through November 1998. Interest is payable monthly at the bank's prime interest rate plus 1%. (The interest rate as of September 30, 1997 was 8.5%.) The notes are collateralized by certificates of deposit in the amount of $350,000 and all property of the Company.


NOTE 7 - DUE TO STOCKHOLDER

The loans due to stockholder of $301,645 are unsecured with no stated maturity date, with interest generally at prime plus 1.2% per annum, but is forgiven from time to time by the stockholders. Interest paid under these loans for the years ended September 30, 1997 and 1996 was approximately $42,257 and $61,880, respectively.


NOTE 8 - COMMITMENTS

Operating Leases
----------------
The Company leases facilities for its corporate offices in San Diego, California under a long-term lease agreement through June 2000. The Company's Australian subsidiary leases facilities in Australia under long-term lease agreements through October 2006. Future annual minimum lease payments for non-cancelable operating leases are summarized as follows:

      Year Ending
     September 30,

        1998                  $  173,095
        1999                     173,095
        2000                     162,271
        2001                     129,798
        2002                     129,798
       Thereafter                530,009
                              ----------
       Total                  $1,298,066
                              ==========

Rent expense was $191,806 and $32,820 for the years ended September 30, 1997 and 1996, respectively.

Contingent Shares
-----------------
As part of the acquisition by Divergent of The Chapman Computers Unit Trust ("Chapman") during the year ended September 30, 1997, the Company will issue 200,000 shares of common stock if the pre-tax net income of Chapman exceeds $450,000 during the period from July 1, 1997 to June 30, 1998, and additional shares may be issued if net income exceeds $450,000 for the same period.








                                         13                       F-15

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             September 30, 1997

NOTE 8 - COMMITMENTS (Continued)

Contingent Shares (Continued)
Divergent has a line of credit of AUS $500,000, none of which was outstanding at September 30, 1997.



NOTE 9 - COMMON STOCK, STOCK OPTIONS, AND WARRANTS

Issuance of Common Shares
-------------------------
In 1997, the Company sold 196,484 shares of common stock through several private placements with offering prices ranging from $1.75 to $2.00 per share for a total consideration of $368,857.

Stock Option Plan
-----------------
The Company has adopted an incentive stock option plan. Options under this plan may be granted to employees and officers of the Company. There are 1,000,000 shares of common stock reserved for issuance under this plan. The exercise price of the options is determined by the board of directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed ten years.

The following summarizes the Company's stock option transactions under the stock option plan:
                                                                   Weighted
                                                                    Average
                                                    Shares Under   Exercise
                                                        Option       Price
                                                    ------------  ------------
     Options outstanding, September
         30, 1995                                       167,200   $      0.81
         Expired/canceled                               (10,500)  $      0.75
         Granted                                        391,810   $      0.52
         Exercised                                     (136,200)  $      0.81
                                                    ------------
     Options outstanding, September
         30, 1996                                       412,310   $      0.54
         Expired/canceled                               (22,000)  $      1.75
         Granted                                        226,000   $      1.75
         Exercised                                       (5,000)  $      0.75
                                                    ------------
     Options outstanding,
         September 30, 1997                             611,310   $      0.94
                                                    ============

At September 30, 1997, all of the options were exercisable.










                                         14                       F-16

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             September 30, 1997

NOTE 9 - COMMON STOCK, STOCK OPTIONS, AND WARRANTS (Continued)

Stock Option Plan (Continued)
-----------------
In addition to options issued pursuant to the stock option plan mentioned above, the Company has issued additional options to consultants. The following summarizes the Company's other stock option transactions:
                                                                   Weighted
                                                                    Average
                                                    Shares Under   Exercise
                                                        Option       Price
                                                    ------------  ------------
     Options outstanding, September
         30, 1995                                       150,000   $      0.75
         Expired/canceled                              (100,000)  $      0.75
         Granted                                        900,000   $      0.70
                                                    ------------
     Options outstanding, September
         30, 1996                                       950,000   $      0.70
         Granted                                      2,470,000   $      1.93
         Exercised                                     (800,000)  $      1.25
                                                    ------------
     Options outstanding,
         September 30, 1997                           2,620,000   $      1.69
                                                    ============

At September 30, 1997, all of the options were exercisable.

In fiscal year 1997, the Company recognized expense of $202,500 resulting from options granted during the year.

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS 123, the Company's net income and income per share would be reduced to the pro forma amounts indicated below:


















                                         15                       F-17

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             September 30, 1997


NOTE 9 - COMMON STOCK, STOCK OPTIONS, AND WARRANTS (Continued)

Stock Option Plan (Continued)
-----------------
                                                        For the Years Ended
                                                            September 30,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------
         Net income as reported                      $ 4,848,410   $   147,463
         Net income, pro forma                       $ 4,628,490   $    30,220
         Income per share as reported                $      0.31   $      0.01
         Income per share, pro forma                 $      0.30   $      0.00

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before October 1, 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended September 30, 1997 and 1996: dividend yields of 0%; expected volatility of 100%; risk-free interest rates of 5.7%; and expected lives of 2 years. The weighted average fair value of options granted during the year ended September 30, 1997 was $1.57, the weighted average exercise price was $1.75, and the weighted average stock price at the date of the grant was $2.47. The weighted average fair value of options granted during the year ended September 30, 1996 was $0.30, and the weighted average exercise price and stock price at the date of the grant was $0.55.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Warrants
--------
From the sale of units from the Company's initial public offering, the Company has outstanding 1,000,000 warrants to purchase one share of common stock with an exercise price of $7.00 per share. The warrants expire two years from the effective date of a post-effective amendment to the Company's registration statement that has yet to be filed.














                                         16                       F-18

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             September 30, 1997

NOTE 10 - INCOME TAXES

The Company and its domestic subsidiaries file a consolidated United States federal income tax return. Foreign subsidiaries file separate corporate income tax returns in their respective countries.

The components of income before provision for income taxes and the current and deferred components of the provision for income taxes at September 30, 1997 were as follows:

     Income before provision for income taxes
       United States                                           $ 3,900,504
       Foreign                                                   2,563,581
                                                               ------------
                                                                 5,951,863
     Income tax provision
     Current
       United States federal                                       100,000
       Foreign                                                   1,029,650
       State                                                        90,000
                                                               ------------
                                                                 1,219,650
     Deferred
       United States federal                                             -
       Foreign                                                    (116,197)
       State                                                             -
                                                               ------------
                                                                  (116,197)
                                                               ------------
       Total provision                                         $ 1,103,453
                                                               ============

The components of the Company's deferred tax assets and liabilities at September 30, 1997 were as follows:

     Deferred tax assets
       Net operating loss carryforwards                        $   782,000
       Allowance for doubtful accounts                              56,358
       Accrued expenses                                             59,839
                                                               ------------
                                                                   898,197
       Valuation allowance                                         782,000
                                                               ------------
         Net deferred tax asset                                $   116,197
                                                               ============

The valuation allowance decreased by $1,514,000 from September 30, 1996 to September 30, 1997.










                                         17                       F-19

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             September 30, 1997


NOTE 10 - INCOME TAXES (Continued)

The difference between the actual provision and the amount computed at the statutory United Stated federal income tax rate of 34% for 1997 is attributable to the following:

       Total provision computed at statutory rate              34.0%
       Decrease in valuation allowance                        (32.3)
       Foreign income taxed at different rates                 15.3
       State income tax, net of federal tax benefit             1.5
                                                            -------
       Total provision for income taxes                        18.5%
                                                            =======

The Company had net losses for federal and state income tax purposes for 1996 and, therefore, no provision for income taxes was provided.

The Company has federal net operating loss carryforwards of approximately $2,300,000. These carryforwards may be used to offset future taxable income, expiring from the year 2005 through 2010.



NOTE 11 - DISCONTINUED OPERATIONS

Tango Products USA, Inc.
------------------------
On December 8, 1995, the Company sold the net assets and related operations of Tango Products USA, Inc., a wholly-owned and fully consolidated subsidiary. The assets of Tango Products USA, Inc. consist primarily of accounts receivable, inventories, prepaid expenses, and other assets. The selling price was $153,615.

Operating results of Tango Products USA, Inc. for the year ended September 30, 1996 are shown separately in the accompanying statement of operations.

Net sales of Tango Products USA, Inc. were $72,451 for the year ended September 30, 1996. This amount is not included in net sales in the accompanying statement of operations.


Cabinets Galore, Inc.
---------------------
On October 1, 1994, the Company sold the net assets and related operations of Cabinets Galore, Inc. ("Cabinets"), a substantially-owned and fully consolidated subsidiary. The assets of Cabinets consist primarily of accounts receivable, inventories, and machinery and equipment. The selling price was $290,344 in the form of a secured note. The note is interest free and was due October 1996.
Due to the uncertainty of collection of the amount of the note greater than the net assets securing the note ($200,000), the Company had recognized only $90,344 of the note at the sale date. During the year ended September 30, 1997, management determined the note was uncollectible, and it was written off. The remaining $290,344 will be recognized when received.





                                         18                       F-20

                                            SVI HOLDINGS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             September 30, 1997

NOTE 12 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 1997, the Company's Australian subsidiary paid approximately AUS $256,000 to a former director of the subsidiary for consulting services rendered.

The office space for the Company's Sydney office is leased from a related party. In fiscal year 1997, the Company paid AUS $180,000 in rent to this related party.


NOTE 13 - SUBSEQUENT EVENT (UNAUDITED)

In the period from October 1, 1997 to December 31, 1997, the Company sold 85,000 shares of common stock at $2.75 per share for a total consideration of $233,750. In addition, 267,400 options were exercised by consultants for a total consideration of $368,570.

In the period from October 1, 1997 to December 31, 1997, the Company issued 151,300 and 774,110 options to employees and consultants, respectively, to purchase common stock with exercise prices ranging from $1.80 to $3.03 per share.

On October 24, 1997, the Company entered into a series of transactions with Softline Limited ("Softline") and Hosken Consolidated Investments Limited ("Hosken"). Both Softline and Hosken are South African public companies traded on the Johannesburg Stock Exchange. The closing of these agreements resulted in Softline acquiring a 60% interest in the Company. Softline obtained this interest by acquiring 5,000,000 shares of the Company in exchange for 100% of the common stock of IBIS Systems Limited (owned by Softline), a UK-based software development company specializing in the construction and heavy equipment rental industries, and 7,536,000 shares of the Company's common stock in exchange for cash and the worldwide technology rights outside of Africa for Softline's Brilliant range of software products. The shares of common stock required for these agreements will be provided from the issuance of 12,536,000 new shares of common stock of the Company. The Company will also issue 2,438,000 options to Softline. These options are exercisable at $2.00 per share. In addition to the shares acquired by Softline from the Company, Softline will also acquire 4,000,000 shares of the Company's common stock from Claudav Holdings B.V. and other current stockholders. The Company also agreed to sell its remaining interest in Softline comprising 19,876,000 shares to Hosken for cash.











                                         19                       F-21

SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVI HOLDINGS, INC., A NEVADA CORPORATION

 By:/s/Barry M. Schechter
  Barry M. Schechter, President
  (Principal Executive Officer)

Date: January 13, 1997


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signatures           Capacity                Date
   /s/Barry M. Schechter    Chairman of the Board,   January 13, 1997
   Barry M. Schechter       President, Chief
                            Executive Officer and
                            Director

   /s/Russell A. Schechter  Vice President,          January 13, 1997
   Russell A. Schechter     Treasurer and Director
                            (Principal Financial
                            and Accounting
                            Officer)

   /s/Arthur S. Klitofsky   Vice President and       January 13, 1997
   Arthur S. Klitofsky      Director