Form 10QSB
period 1997-12-31
SVI HOLDINGS INC
filed 1998-02-17
CIK 866535

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        December 31, 1997

Commission file Number     0-23049

                   SVI Holdings, Inc.
(Exact name of registrant as specified in its charter.)

    Nevada                          84-1131608
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

7979 Ivanhoe Avenue, Suite 500, La Jolla, CA   92037
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

     Common Stock, $0.0001 Par Value - 27,932,684 shares as of
December 31, 1997

     The Registrant meets the requirements set forth in Instruction G(1) and is therefore filing this Form 10-QSB with the reduced disclosure format.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                       SVI Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                3 Months        3 Months
                                                  Ended           Ended
                                               December 31,    December 31,
                                                  1997            1996
Net Sales                                       10,016,343       2,059,252

Cost Of Goods Sold                               5,100,119         713,963
                                                 ---------       ----------
Gross Profit                                     4,916,225       1,345,289

Selling, General and Administrative Expenses     2,994,823       1,088,882
                                                 ---------       ----------
Profit from operations                           1,921,402         256,407

Net interest Received / (Paid)                      86,557         (20,936)

Other Income                                        15,258          12,256

Gain on Disposal of Softline Limited stock       4,018,407             -

Equity in earnings of Softline Limited                 -           135,703

Foreign Exchange Gain / (Loss)                     (32,782)         26,408
                                                 ---------       ----------
Income from operations
before income tax                                6,008,842         409,838

Income Taxes                                     2,040,493         148,321
                                                 ---------       ----------
Net Income                                       3,968,349         261,517
                                                 =========       ==========
Per share information:
Basic Net Income per share                          0.14            0.02
                                                 =========        =========
Weighted average number of common shares
outstanding                                     27,562,282      12,671,713
                                                ==========      ===========
Diluted Net Income per share                        0.13            0.02
                                                ==========      ===========
Weighted average number of common shares
outstanding - diluted                           30,969,526      14,044,213
                                                ==========      ===========



                   SVI Holdings, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEET

                                              December 31,    September 30,
                                                 1997             1997
                                              (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                    17,992,828        5,035,428
 Accounts receivable                           1,979,301        1,828,358
 Inventories                                     311,096        1,200,461
 Prepaid expenses and other current assets       538,874          331,465
                                              -----------     ------------
 Total current assets                         20,822,099        8,395,712
Furniture and equipment, net of accumulated
depreciation of $461,022                         702,242          442,712
Investment in Softline Holdings, at equity          -           1,778,755
Deferred tax asset                                  -             116,197
License rights, net of accumulated
amortization of $1,158,053                    12,008,344        6,129,878
Other assets                                       9,725           27,237
Goodwill on acquisition of subsidiaries
net of accumulated amortization of $214,822    7,204,564        2,339,042
                                              -----------     ------------
                                              40,746,975       19,229,533
                                              ===========     ============
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities
 Lines of credit                                    -             340,000
 Notes payable                                      -              50,000
 Accounts payable and accrued expenses         3,946,348        6,383,304
 Income taxes payable                          2,040,493        1,025,929
                                              -----------     ------------
Total current liabilities                      5,986,841        7,799,233

Due to stockholders                              136,695          301,645
Note payable                                        -             243,233
Provisions                                       431,851             -
Deferred tax liability                           140,194             -
                                              -----------     ------------
                                               6,695,581        8,344,111
                                              ===========     ============
Stockholders equity
Preferred stock, $.0001 par value 5,000,000
shares authorized, none issued
Common stock, $.0001 par value, 50,000,000
shares authorized, 27,932,684 issued and
outstanding                                        2,794            1,504
Additional paid in capital                    31,869,065       12,665,564
Retained earnings (deficit)                    2,449,376       (1,518,973)
Cumulative currency translation adjustment      (269,841)        (262,673)
                                              -----------      -----------
Total stockholders equity                     34,051,394       10,885,422
                                              -----------      -----------
                                              40,746,975       19,229,533
                                              ===========      ===========

                       SVI Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three Months    Three Months
                                                     Ended          Ended
                                                  December 31,   December 31,
                                                      1997           1996

Cash flows from operating activities:

Income (loss) from continuing operations             3,968,349      261,517
Depreciation and amortization                          548,257       90,778
Foreign exchange gain (loss)                              -         (26,408)
Equity in earnings of Softline Limited                    -        (135,703)
Gain on disposal of Softline shares                 (4,018,407)        -
(Increase) decrease in:
Accounts receivable                                    648,774     (513,780)
Inventories                                            902,641       15,841
Prepaid expenses and other current assets              (92,037)      27,069
Increase (decrease) in:
Accounts payable and accrued expenses               (3,006,373)     169,525
                                                    -----------   -----------
Net cash used in operating activities               (1,048,796)    (111,161)

Cash flows from investing activities:

Purchase of furniture and equipment                   (135,569)    (179,546)
Net proceeds on Sale of Softline shares              5,797,162         -
Acquisition of technology assets                      (182,893)  (3,250,000)
Other Assets                                           133,709       29,189
Acquisition of Divergent Technologies, Limited            -      (4,076,945)
Cash acquired on acquisition of IBIS Systems           542,534        -
                                                    -----------   -----------
Net cash used in investing activities                6,154,943   (7,477,302)

Cash flows from financing activities:

Sale of common stock                                 7,694,560    3,450,000
Increase (decrease) in due to stockholders            (164,950)     369,498
Repayment of note payable                             (243,233)     153,655
Increase (decrease) in short term liabilities          572,045    3,576,945
                                                    -----------   -----------
Net cash provided by financing activities            7,858,422    7,550,098

Effect of foreign exchange rates on cash                (7,168)       7,214
                                                    -----------   -----------
Net increase (decrease) in cash                     12,957,401      (31,151)

Cash and cash equivalents, beginning of period       5,035,428      331,566
                                                    -----------   -----------
Cash and cash equivalents, end of period            17,992,829      300,415
                                                    ===========   ===========

                          SVI HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Basis of Preparation

    The accompanying consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all the periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting policies followed by the Company are described in the notes to the financial statements in its Annual Report on form 10-KSB for the year ended September 30, 1997. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-KSB for the fiscal year ended September 30, 1997.

    The results of operations for the three months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

    On December 4, 1997, SVI Holdings, Inc. (The "Company") consummated an indivisible group of agreements with Softline Limited ("Softline") and Hosken Consolidated Investments Limited ("HCI") which resulted in a change in control of the Company.

The group of agreements resulting in the change in control of the Company are as follows:

a) Sale of Shares Agreement: through this agreement the Company has acquired 100% of the equity of Anniston Ventures, Limited ("Anniston") and IBIS Systems, Limited ("IBIS") in exchange for the issue of 5,000,000 shares of the common stock of the Company to Softline.

b) Share Swap Agreement: under the terms of this agreement the Company issued 7,536,000 shares of common stock in favor of Softline in exchange for certain technology assets and 22,130,448 shares in the common stock of Softline.

c) Renunciation Agreement: under the term of this agreement the Company renounced its rights to the Softline common stock shares acquired through the Share Swap agreement in favor of HCI in exchange for R35,408,717 or (US$7,331,756)

    In addition to the shares in the Company received by Softline as a result of these transactions, current holders of the common stock of the Company sold 4,000,000 shares to Softline in exchange for cash and Softline shares.

    In summary, the agreements described above provided that the Company issued 12,536,000 new shares of common stock in exchange for 100% of the equity of Anniston and IBIS and R35,408,717 or (US$7,331,756). Softline, through this transaction, acquired a total of 16,536,000 shares of the Company's common stock comprising approximately 60% of the total common stock shares of the Company.

Prior to this transaction, Claudav Holdings, B.V. was the majority stockholder.

Resulting from this transaction, no changes are contemplated in the Company's management structure. Barry Schechter, Chief Executive Officer of the Company is also a Director of Softline.

In a separate transaction concurrent with the agreements discussed herein, the Company disposed of it's remaining interest in Softline of 19,876,000 common stock shares for cash. Gross proceeds on the sale of the Softline shares were $6,181,477 and resulted in a pre-tax gain of $4,018,407.

These transaction were previously reported on Form 8-K, inclusive of all agreements, on December 19, 1997.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of operations

    For a discussion of certain risks regarding the Company, see the Risk Factors section of the Company's Form 10-KSB for the year ended September 30, 1997.

    For the three months ended December 31, 1997, revenues from operations increased by $7,957,091 in comparison with the same period in the previous year. This increase is attributable to the acquisition of IBIS Systems, Limited and significant increases in the quarterly revenue of Divergent Technologies (Pty) Ltd. related to several large contracts. These large contracts have greatly expanded the installed base of companies using the services and technology of Divergent. The largest of these hardware and software installation contracts is with VOX Retail Group Limited of Australia. The contract provides for hardware and software installation in 215 stores and several remote sites. The majority of the installation revenue will be realized in the period 10/97 through 3/98. Software support and customer service will continue beyond this period.

    Cost of sales increased $4,386,156 in comparison with the same period of the previous year. This increase is attributable to the acquisition of IBIS and purchases required to provide for the large Divergent contracts. These purchases include high quality hardware, components and software.

    Selling, General and Administrative expenses increased $1,905,941 in comparison with the quarter ended December 31, 1996. This increase is primarily attributable to the inclusion of IBIS in the consolidated financial statements for the quarter ended December 31, 1997. Additional significant factors contributing to this increase were costs related directly to facilities, staff additions, temporary technical support and benefit expansion by Divergent in enlarging its presence and increasing sales revenue.

    The Company sold its Softline shares in the quarter ended December 31, 1997. Accordingly, no participation in equity is presented. The Company sold 19,876,000 shares for $6,181,477. Net of costs and provisions this resulted in a pre-tax gain of $4,018,407.

    Foreign income taxes of $548,655 and $170,868 were paid or provided for by Divergent and IBIS respectively in the quarter ended December 31, 1997. Net operating loss carry forwards historically available to SVI Holdings are not available to offset the tax liabilities of the foreign subsidiaries. SVI Holdings has recorded an income tax provision, net of all available offsets, for the quarter ended December 31, 1997 of $1,320,970. This is related primarily to the disposal of the Softline shares. The consolidated tax liability is $2,040,493 at December 31, 1997 and was $148,321 in the quarter ended December 31, 1996. The increase in tax liability is consistent with the increase in revenue.

    A foreign exchange loss of $32,782 arose for the quarter ended
December 31, 1997. Comparatively, the same quarter in 1996 reflected a gain of $26,408. This is the result of fluctuations in the rate of exchange due to loans between SVI, Divergent and IBIS being denominated in their respective foreign currencies. It is both normal and expected that foreign exchange gains or losses will arise in the future as the result of transactions occurring between SVI, Softline, Divergent and IBIS in the normal course of business.

    Income from operations of $3,968,349 was earned for the quarter ended December 31, 1997 compared with Income from operations of $261,517 for the comparative period of the prior year. The increase in profit is due directly to the contributions of Divergent and IBIS, and the disposal of the Softline shares.

    At the quarter ended December 31, 1996, the Company had a deferred tax asset of approximately $2,200,000 resulting from net operating loss carry forwards, which had been offset in its entirety by a valuation allowance. This carry forward has been substantially depleted.

    Earnings per share data, as presented herein, is in compliance with the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share", which is effective for financial statements ending after December 15, 1997, including interim periods. Early adoption was not permitted. SFAS No. 128 requires public companies to present "Basic" earnings per share and, if applicable, "Diluted" earnings per share instead of the former primary and fully-diluted earnings per share. Management does not believe that earnings per share presented in accordance with SFAS No. 128 will be materially different from the earnings per share previously reported. Prior comparative periods have been restated to be in compliance.

Financial Condition

    At December 31, 1997, the Company had retained earnings of $2,449,376. This compares to a deficit of $1,518,973 at September 30, 1997. This increase is primarily related to the sale of Softline shares, the acquisition of IBIS and the revenue growth of Divergent. The Company has reduced debt and significantly increased it's available cash position. Management believes the current cash resources are adequate to provide for the Company's foreseeable operations and acquisitions.

    Historically, the operations of the Company have been primarily financed by private placements of the Company's common stock and advances from stockholders. There is no assurance that these sources of funds will be available in the future. In addition to private placements and advances from stockholders, the Company intends to utilize, as needed, the unrestricted cash flow from it's foreign subsidiaries. Management believes that existing cash and short term investments, and cash generated from operations will be sufficient to meet the Companies expected capital needs.


    The Company intends to continue investigating opportunities for expansion in both foreign and domestic markets. While certain opportunities have been identified and are currently under investigation, there is no assurance that such acquisitions will be consummated at this time.

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

    The Company has been successful in obtaining court orders accounting for all shares forming the subject matter of the transaction. With the exception of 215,000 shares sold to bona fide purchasers, the Company has court orders authorizing the recovery of all shares. The Company is maintaining its action against defendants Park Financial Group, Inc., Edwin Wood, Donna Dickenson, Kathryn Jones and Banque de Petite Martinique for recovery of the Company's damages and attorneys fees and costs expended as a result of such defendant's unlawful conduct. The Company expects this matter to be adjudicated or successfully resolved within 3 to 6 months.

Item 2.  Changes in Securities

    In the quarter ended December 31, 1997 the Company's issued and outstanding common shares increased from 15,044,284 to 27,932,684. This increase of 12,888,400 was the result of the issuance of 12,536,000 shares to Softline for the acquisition of Anniston and IBIS, technology rights and cash. Additionally, options were exercised by consultants and stockholders for 147,400 shares at prices ranging from $0.30 to $2.00 per share. Lastly, management approved and issued 205,000 bonus shares in December 1997 to key members of the Divergent staff for exceeding their economic targets. These shares were issued at prices ranging from $2.00 to $2.75 per share. The issuance of 205,000 bonus shares is exempt from registration under section 4(2) of the Securities Act of 1933, and rules 505 or 506 of Regulation D promulgated thereunder, or Regulation S promulgated thereunder, due the limited number of purchaser / recipients and the fact that all purchaser / recipients are residents of Australia.

On December 4, 1997, the Company issued an option to purchase 2,438,000 shares of its common stock at $2.00 per share for two years to Softline Limited. The purpose of this one-time option was to allow Softline to maintain it's control position at an estimated level of 60% of the outstanding shares.

In the quarter ended December 31, 1997 the Company issued 538,700 common stock options to existing stockholders and consultants for periods ranging from 3 to 5 years and exercise prices ranging from $2.00 to 2.75 per share. Additionally, the Company also issued in the same time period 151,300 options to existing employees of SVI Holdings, Inc. and Divergent for a period of two years at exercise prices ranging from $2.75 to $3.03. All employee options were granted in compliance with the Company's Incentive Stock Option Plan.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit                  Description


  3.1     Articles of Incorporation - Incorporated by reference to exhibit
          3.1 to the Company's Annual Report for the year ended December 31, 1993.

  3.2     Bylaws - Incorporated by reference to exhibit 3.1 to the Company's
          Annual Report for the year ended December 31, 1993.

 10.1     Incentive Stock Option Plan -  Incorporated by reference to exhibit 3.1 to the Company's Annual Report for the year ended
          September 30, 1994.

 10.16 Sale of Shares Agreement between Softline and the Company for the acquisition of IBIS.- Incorporated by reference to exhibit (A) to the Company's Form 8-K filed December 19, 1997.

 10.17 Share Swap Agreement between the Company and Softline for the trade of 7,536,000 SVI shares for 22,130,448 shares of Softline.
          Incorporated by reference to exhibit (B) to the Company's Form 8-K filed December 19, 1997.

 10.18 Renunciation Agreement between SVI, HCI and Softline providing for the sale of 22,130,448 Softline shares to HCI.- Incorporated by reference to exhibit (C) to the Company's Form 8-K filed December
          19, 1997.

 10.19 Subscription Agreement - Incorporated by reference to exhibit (D) to the company's Form 8-K filed December 19, 1997.

 10.20 Agreement between SVI, HCI and Softline recording that all other agreements are indivisible.- Incorporated by reference to exhibit
          (E) to the Company's Form 8-K filed December 19, 1997.

  27      Article 5 Financial Data Schedule for the first quarter of 1998.


(b) Reports on Form 8-K

     During the period ended December 31, 1997 the Company filed Form 8-K as follows:
   File Date     Purpose / Attachments

   11/6/97 Part 5 filing, preliminary disclosure of the IBIS acquisition and change in control of the Company.
   12/19/97 Disclosure the IBIS acquisition with agreements and change in control of the Company.
   2/9/98 Filed Form 8-KA, amending the 8-K filed on December 19, 1997 by providing the required financial information.



                         SVI Holdings, Inc.
                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SVI Holdings, Inc.
                                   Registrant



Date: February 17,1998
      ----------------         By: /s/ Russell Schechter
                                       -----------------
                                       Russell Schechter
                                       Vice President / Secretary

                                       Signing on behalf of the registrant
                                       as principal financial officer.