Form 10KSB
period 1998-03-31
SVI HOLDINGS INC
filed 1998-06-05
CIK 866535

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934
                           For the fiscal year ended:

[X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from October 1, 1997 to March 31, 1998

                           Commission File No. 0-23049

                               SVI HOLDINGS, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Nevada                                               84-1131608
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

           7979 Ivanhoe Avenue, Suite 500, La Jolla, California 92037
--------------------------------------------------------------------------------
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

                                                 Yes  X    No
                                                     ---      ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues from operations for the six months ended March 31, 1998 were $16,354,000.

The aggregate market value of the Issuer's voting stock held by non-affiliates was $24,100,000 as of May 22, 1998.

As of May 22, 1998, 28,181,684 shares of the Issuer's common stock were outstanding.

Documents incorporated by reference:  None.

The Company changed its fiscal year end to March 31 from September 30. Therefore, this Form 10-KSB reports results for the six months ended March 31, 1998.

Currency Translation

Unless otherwise indicated, references in this report to (a) "$" are to U.S. Dollars; (b) "Australian Dollars" or "A$" are to Australian Dollars; (c)
"Rand" or "R" are to South African Rand; and (d) "Pounds" or "UK" are to
United Kingdom Pounds. On March 31, 1998, the market exchange rate was approximately A$0.66, UK 1.68 and R 5.04 per U.S. dollar as reported by the Federal Reserve Board. Unless otherwise indicated, U.S. Dollar equivalent information of foreign currencies for a period is based on the average of the daily exchange rates for the days in the period, and U.S. Dollar information as of a specified date is based on the exchange rate for that date unless otherwise indicated. Certain numbers in this report have been rounded.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this report regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934, as amended). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under "Risk Factors." The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.           Description of Business.

INTRODUCTION

Since merging with Sabica Ventures, Inc. in 1994, SVI Holdings, Inc. ("SVI" or the "Company") has emerged as a provider of computer and information technology services to specialty industries in domestic and international markets. The Company is a holding company and operates solely through its wholly-owned subsidiaries. The Company currently has three major operating subsidiaries which offer products and services in the following businesses: point of sale and retail management computer systems; PC courseware and skills assessment products; and software applications for the construction and heavy equipment leasing industries.

The Company has an ongoing program to evaluate additional acquisition opportunities within its target profile of companies with advanced technologies and market leadership in specialty areas of information technology. The Company prefers acquisition targets which have propriety rights in the products or services they sell and whose products operate in open architecture environments such as UNIX. The Company also seeks companies which have global synergies with the Company's existing core specialties.

During the past two and one-half years, SVI has consummated four major acquisitions. As a result of these acquisitions, the Company's revenues have grown to $16,354,000 for the six months ended March 31, 1998, from $3,930,000 for the six months ended March 31, 1997.

The Company was founded as a Nevada corporation in 1989 as Wilson Capital, Inc. In February 1994, the Company acquired Sabica Ventures, Inc. which was formed in 1990 as a holding company for potential growth industries. Before such acquisition, the Company's activities had been limited to organizational activities. The Company changed its name to SVI Holdings, Inc. in February 1994. The Company maintains its principal place of business at 7979 Ivanhoe Avenue, Suite 500, La Jolla, California 92037. Its telephone number is (619) 551-2365.

The Company owns all of the issued and outstanding stock of Sabica Ventures, Inc. ("Sabica"). Sabica in turn owns all of the issued and outstanding stock of SVI Training Products, Inc. ("Training"), Divergent Technologies Pty. Ltd. ("Divergent"), IBIS Systems Pty. Ltd. ("IBIS"), Anniston Ventures Ltd. ("Anniston"), Tango Products USA, Inc. ("Tango"), and Cabinets Galore, Inc. ("Cabinets"). Tango and Cabinets have been discontinued or sold, and they will be dissolved during the next fiscal year.

The Company and its subsidiaries employ a total of approximately 212 people at May 22, 1998, approximately 204 of which are full time.



RECENT GROWTH OF THE COMPANY

The Company has over the past two and one half years made four major acquisitions of businesses or assets. These are:

===============================================================================
Acquisition Date       Name and Principal         Principal Business Activity
                       Location                   at Time of Acquisition
-------------------------------------------------------------------------------
October 1, 1996        Divergent Technologies     Point of sale and retail
                       Pty. Ltd., Australia       management computer systems
-------------------------------------------------------------------------------
April 28, 1997         Chapman Computers Pty.     Accounting and management
                       Ltd., Australia            systems for retail industry
-------------------------------------------------------------------------------
October 1, 1997        IBIS Systems Pty. Ltd.,    Software applications for
                       United Kingdom, Ireland,   construction and heavy
                       Scotland and               equipment leasing
                       South Africa               industries
-------------------------------------------------------------------------------
March 2, 1998          Certain assets of          Financial software
                       Multisoft Financial        applications sales,
                       Systems Limited, United    training and support
                       Kingdom
===============================================================================

Divergent Technologies Pty. Ltd./Chapman Computers Pty. Ltd.

Effective October 1, 1996, the Company entered into agreements for the acquisition of Divergent Technologies Pty. Ltd. ("Divergent"), an Australian information technology company specializing in point of sale and retail management computer systems. The Company acquired 100% of the outstanding issued share capital of Divergent, comprising 1,500,000 Ordinary shares and 52,500 "E" Class Redeemable Preference shares, and also acquired the exclusive worldwide technology rights (the "Technology Rights") for the "dOLPHIN" and "dPOSit" software products.

The purchase price for Divergent was A$5,178,000 ($4,155,000) plus options to purchase 1,600,000 shares of the Company's common stock exercisable for $1.75 per share for two years. The Company also agreed to issue options to purchase 120,000 shares of the Company's common stock exercisable for $2.00 per share, and to forgive the exercise price of these options if Divergent earned at least A$1,400,000 ($1,092,000) in profits for the period of October 1, 1996 to June 30, 1997. Divergent exceeded the profit target and the 120,000 shares were issued December 4, 1997. The Technology Rights were acquired in exchange for 1,300,000 shares of the Company's common stock. The Company financed the acquisition of Divergent by the sale of a portion of its investment in Softline Limited (see below). On March 12, 1997, the 52,500 "E" Class Redeemable Preference shares were redeemed for $405,000 plus the issuance of 52,484 shares of the Company's common stock.

On April 28, 1997, Divergent acquired certain assets, the principal technology and computer software programs of Chapman Computers Pty. Ltd. ("Chapman") from Chapman, The Chapman Computers Unit Trust (the "Trust") and Colin Bruce Chapman. Chapman is an Australian company that specializes in providing computer systems for accounting and management to the retail industry in Australia, New Zealand and the Pacific Rim.

The purchase price of Chapman was $1,384,000, consisting of a cash portion of $784,000 (A$1,000,000) with the balance of $600,000 paid through the issuance of 300,000 shares of the Company's common stock to the Trust. The shares issued for the acquisition are to be held in escrow for a period of 3 years from the completion of sale of Chapman to Divergent. The cash portion of the purchase price was financed by the sale of a portion of the Company's investment in Softline Limited (see below). The Company also issued an additional 200,000 shares of its common stock to the Trust on March 16, 1998 pursuant to an earn-out provision in the acquisition agreement.

Softline Limited/IBIS Systems Pty. Ltd./Multisoft Financial Systems Limited

In 1996, the Company acquired 40% of the equity of Softline Limited ("Softline"), a South African company, for R 9,627,000 ($2,014,000 at September 30, 1997). Softline was listed on the Johannesburg Stock Exchange (the "JSE") in February 1997 via the merger with another company listed on that exchange. As a result of that merger, the Company's interest in the equity of Softline was diluted to approximately 29% of the outstanding shares, represented by 48,639,000 shares.

During the fiscal year ended September 30, 1997, the Company sold 28,763,000 Softline shares realizing gross proceeds of approximately $7,000,000 and resulting in a net gain of approximately $3,974,000.

During the six months ended March 31, 1998, the Company sold the remaining 19,876,000 Softline shares for gross proceeds of approximately $6,167,000 and resulting in a net gain of approximately $4,388,000.

Effective October 1, 1997, the Company consummated an indivisible group of agreements with Softline and Hosken Consolidated Investments Limited ("HCI") which resulted in a change of control of the Company and the acquisition by the Company of IBIS Systems Limited ("IBIS"). HCI is a South African company listed on the JSE. The group of agreements are as follows:

(a) Sales of Shares Agreement: by this agreement, the Company acquired 100% of the equity of Anniston Ventures Ltd. ("Anniston") and IBIS in exchange for the issue of 5,000,000 shares of the common stock of the Company to Softline.

(b) Share Swap Agreement: by this agreement, the Company issued 7,536,000 shares of its common stock to Softline in exchange for certain technology assets and 22,130,000 shares of the common stock of Softline.

(c) Renunciation Agreement: by this agreement, the Company renounced its rights in favor of HCI to the Softline shares acquired through the Share Swap Agreement in exchange for R 35,409,000 ($7,662,000) cash paid by HCI.

As part of its acquisition of IBIS, the Company assumed an earn-out obligation payable to the management of IBIS based upon the financial performance of IBIS in 1998 and 1999. Softline remains responsible for the earn-out obligation, if any, up to R 45,000,000 ($9,318,000). The Company cannot at this time determine whether it will have any material liability on the earn-out obligation.

In summary, the agreements described above provided that the Company issued 12,536,000 shares of its common stock in exchange for 100% of the equity of Anniston and IBIS and cash of R 35,409,000 ($7,662,000). Softline, through these transactions, and through separate purchases of 4,000,000 shares of SVI's common stock from certain shareholders of the Company, acquired a total of 16,536,000 shares of the Company's common stock constituting approximately 59% of the Company's total outstanding common stock. Prior to this transaction, Claudav Holdings Ltd. B.V. was the majority stockholder of the Company.

Effective March 2, 1998, IBIS acquired certain customer contracts and other assets of Multisoft Financial Systems Limited ("Multisoft"). The acquired assets were associated with Multisoft's "Multisoft Direct" service and were purchased for 3,880,000 Pounds ($6,478,000). The acquired assets included certain prepayments in the amount of 863,000 Pounds ($1,440,000) which were remitted to the Company at the time of the acquisition. The Multisoft Direct service offered certain financial software applications to businesses and provided training and support for those applications. The assets acquired from Multisoft consisted principally of customer contracts which had been substantially performed by Multisoft except for service and support obligations. IBIS plans to use the customer lists associated with these contracts to market its own software applications to the former Multisoft Direct customers.

Discontinued Operations

Tango Products USA, Inc.

Tango Products USA, Inc. held exclusive rights for the U.S., Canada, Mexico and Southern Africa for the distribution and sale of the Australian-manufactured Tango range of thermoplastic drinkware and tabletop products. This operation was sold in the fiscal year ended September 30, 1996. Tango will be dissolved during the coming fiscal year.

Cabinets Galore, Inc.

Cabinets Galore, Inc. was a manufacturer of European style melamine furniture and cabinets. This operation was discontinued at the beginning of the fiscal year ended September 31, 1995. Cabinets will be dissolved during the coming fiscal year.

MAJOR OPERATING SUBSIDIARIES

Divergent Technologies Pty. Ltd.

Divergent is an Australian information technology company with primary locations in Sydney, Melbourne, Adelaide and Brisbane, Australia. Specializing in point of sale and retail management computer systems, Divergent provides comprehensive solutions for clients' information system requirements through sales of hardware and software and the provision of implementation, support and training services.

Divergent's products and services are primarily provided to clients utilizing client/server architecture for their information technology solutions. Client/server architecture utilizes multiple terminals and workstations linked to larger computers and includes internet and intranet solutions. This architecture is generally used by larger businesses with multiple locations and by Australian State and Federal Government bodies.

Divergent has a strategic business alliance with IBM Corporation through which Divergent receives preferential pricing on IBM hardware incorporated in its solutions. This alliance has also resulted in customer referrals to Divergent.

Divergent's systems include (i) the dOLFIN Financial Management system for retail distribution and manufacturing companies, (ii) the dPOSit Retail, Management and Point-Of-Sale System for multi-store specialty retailers and
(iii) the RAGS Computer Systems, designed for the garment industry. Divergent's business systems provide complete integration of all business activities into a single computer system.

In April 1997, Divergent acquired the business of Chapman which was thereafter integrated into the operations of Divergent. This acquisition enabled Divergent to increase its customer base and provided Divergent with additional technical resources resulting in the improvement of its range of software products.

Divergent has achieved a dominant market position in Australia for its point of sale and retail management systems. Divergent's primary competition in Australia is companies which have developed their own internal information systems. Divergent's market position in New Zealand and the Pacific Rim is not as dominant, and it competes with a number of other sellers of hardware and software. Divergent's market is characterized by rapid technology advances and frequent introductions of new products and enhancements of existing products. Therefore, new competitors may enter the market at any time. Some of these competitors may have greater financial, technical and/or marketing resources than the Company, and could pose a significant competitive threat. Divergent competes on the basis of its high quality systems, its lower costs due to economies of scale and its superior customer support.

Divergent's software products are frequently refined and improved to remain competitive and to integrate enhancements provided by new technology advances. Research and development expenditures amounted to approximately A$1,082,000 and A$742,000 ($738,000 and $572,000) for the six months ended March 31, 1998 and
1997, respectively.

Divergent currently has 83 employees, of which 75 are full time.

Divergent continues to investigate opportunities to acquire additional specialty products and expand into additional markets in the Pacific Rim and Asia.

SVI Training Products, Inc.

SVI Training Products, Inc. ("Training") develops and distributes PC courseware and skills assessment products. The courseware is designed for use in an instructor-led training environment. Courseware is sold either as individual manuals and instructor guides, or provided to customers on CD-Rom on a limited site license basis. Training has developed more than 200 training modules.

Training offers site licensing which allows a customer to utilize Training's products to train an unlimited number of people for a fixed annual fee, and provides Training with a recurring annual income stream upon renewal. To date, license renewals have exceeded 80% of the original licenses sold. Site licenses are provided on CD-Rom, allowing customers flexibility in the customization of the instructor-led course materials.

Training uses a network of specialized sub-contractors in the development of materials. The sub-contractors are hired on a project basis which allows for the fast, simultaneous development of multiple courses and gives Training access to diverse skills without incurring commitments to additional fixed overhead.

Training currently advertises its product range through the internet using the SVI Training home page (svitrain.com). Training is in the process of redeveloping the web page to include electronic commerce facilities with a secure engine for on-line ordering. The web site has led to an increase in sales, and management believes that on-line ordering will lead to global exposure of the product range and further increase sales.

Training also markets its products through direct mail, trade shows and telemarketing. Training uses both in-house and independent representatives, and has established sales offices in California, Texas, Virginia and Indiana. Training has also recently opened a sales office in the United Kingdom and is in the process of negotiating agreements to open distribution to additional foreign markets. Customers include universities, large corporations, government agencies and training schools.

In November 1997, Training released upgraded customization software compatible with Microsoft Windows 95 and Office 97. This software is distributed on a CD-Rom and provides a simple method for clients to customize the existing courseware library to their specific requirements.

Training also entered into an agreement as a reseller for Computer Based Training ("CBT") applications. Although Training specializes in providing instructor-led training materials developed internally, the addition of CBT and multi-media products to the product range allows Training access to a more diverse customer base.

Training recently released skills testing software in conjunction with Masterskill Training (a subsidiary of Softline). Skills testing software enables employers to evaluate the skills of their employees and provides assistance in selecting the appropriate course modules for trainees. Training intends to market its skills testing software to personnel agencies and individual employers.

Training competes which a large number of companies which offer similar products. In addition, the market for courseware and skills assessment products is characterized by low barriers to entry, and other information technology or educational resource companies may enter the market at any time. Many of these competitors and potential competitors have greater financial, technical and/or marketing resources than the Company. Training competes on the basis of its existing breadth of products, timely introduction of new products and value pricing. Management believes that these factors give Training an advantage over many of its competitors. Management further believes that larger competitors will find it difficult to compete on the basis of price with Training due to their higher development costs and large overhead structures.

Training expended approximately $55,000 and $50,000 in research and development for the six months ended March 31, 1998 and 1997, respectively.

It is the present intention of Training to continue to broaden its base of products and to expand its markets both domestically and overseas.

Training currently has 8 employees in the United States and 2 in the United Kingdom, all of which are full time.

IBIS Systems Pty. Ltd.

IBIS develops, supplies and supports commercial software applications designed specifically for the construction and heavy equipment leasing industries. The market for IBIS products is primarily larger companies within those markets. The software is designed for use in a client/server environment and is designed to be hardware independent by using UNIX based open systems architecture.

IBIS products are marketed under the name of "SULUS" throughout the United Kingdom, Ireland, Scotland and South Africa. The SULUS software package comprises 10 modules utilized in the accounting and management of construction and heavy equipment leasing enterprises.

In March 1998, IBIS acquired certain assets of Multisoft Financial Systems Limited, a division of The Sage Group Plc. This acquisition greatly expanded the installed customer base for IBIS and creates an opportunity to market IBIS's products to the former Multisoft customers.

The competition in IBIS's specialty market sectors is currently limited to companies smaller than IBIS. IBIS believes that its technology is superior to that of the current competition. In addition, IBIS competes with the internal information staffs of many of its potential customers. Many other companies offer products which perform functions similar to those of the SULUS suite of applications, but which are not tailored to IBIS's industry segments. These and other companies could begin aggressively marketing products within IBIS's industry segments at any time, and many of these existing and potential competitors have greater financial, technical and/or marketing resources than the Company. IBIS competes in its market segments on the basis of customization for the particular industries and for the particular customers and on the basis of price.

IBIS is currently focusing on developing and expanding its customer base and exploiting opportunities to market additional products and services to existing customers.

PROPRIETARY RIGHTS

The Company and its subsidiaries rely on a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual provisions to protect their various proprietary products and technologies. These safeguards may not prevent competitors from imitating the Company's products and services or from independently developing competing products and services, especially in foreign countries where legal protections of intellectual property may not be as strong or consistent as in the United States.

Because the Company's business segments are characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, name recognition, market penetration and reliable customer service and support are more important to establishing and maintaining a competitive position in its markets than the various legal protections of its proprietary developments.

The Company believes that its proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance however that third parties will not assert such infringement by the Company with respect to current or future products, software, trade names or services. Any such claim, with or without merit, could be time consuming, result in costly litigation and cause product release delays, and might require the Company to enter into royalty or licensing agreements or cease distribution of certain products or services. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

RISK FACTORS

The securities of the Company are speculative in nature and involve a high degree of risk. In addition to the other information contained in this report, shareholders should carefully consider the following risk factors.

Possible Fluctuations In Operating Results. There can be no assurance that the Company's operating subsidiaries will continue to operate profitably, or that prior trends will be indicative of future results of operations. The Company expects that its operating results will fluctuate in the future as a result of factors such as increases in competition, significant acquisitions, currency fluctuations, political changes, overall domestic and international economic conditions, and other circumstances that may not be foreseeable at this time. The Company will have no control or influence over many of these factors.

Risks Associated with Potential Acquisitions. In connection with the Company's plan to grow its existing markets and expand into new markets, the Company intends to acquire existing companies and convert or integrate such companies' existing operations and products with the Company's operations and products. If the Company does enter into any such acquisition transactions, the Company does not intend to seek shareholder approval unless it is required to do so by applicable law or the regulations of a stock exchange or quotations system on which the Company's securities trade. Therefore, the shareholders of the Company may not have the ability to review the financial statements of the acquisition candidate or to vote on the acquisition. Any such acquisition could substantially dilute the ownership interest of the existing shareholders. The Company may compete for acquisition and expansion opportunities with companies which have significantly greater financial and other resources. There can be no assurance that the Company will be able to locate or acquire suitable acquisition candidates, or that any operations that are acquired can be effectively and profitably integrated into the Company's existing operations. Additionally, although acquisitions will be designed to increase the Company's long-term profitability, they may negatively impact the Company's operating results, particularly during the periods immediately following an acquisition, as a result of capital funding requirements, the dedication of management resources that may temporarily detract attention from other operations, difficulties of combining research and development and sales and marketing efforts, the necessity of coordinating geographically separated organizations, and difficulties integrating personnel with disparate business backgrounds and combining different corporate cultures.

Competition. The information technology industry is highly competitive. The industry includes major domestic and international companies, many of which have financial, technical, marketing, sales, distribution and other resources substantially greater than those of the Company and its subsidiaries. Although the Company generally competes in specialty sectors of the information technology industry where competition is currently less intense, the Company expects competition in each of these sectors to increase. As competition increases, competitors can be expected to aggressively price their products and offer new products and services not currently offered by the Company or its subsidiaries. Emergence of new competitors, particularly those offering lower cost products, enhancements and/or additional features, may impact margins and intensify competition in new markets.

Dependence On Key Personnel. The Company's success depends upon the continued contributions of its Chief Executive Officer, Barry M. Schechter. The Company's success also depends upon the executive management of Training, Divergent and IBIS. The business of the Company could be adversely affected by the loss of services of, or a material reduction in the amount of time devoted to the Company, by its executive officers.

Control by Majority Shareholder. Softline Limited currently owns approximately 59% of the issued and outstanding stock of the Company. As a result, Softline has the power to exercise majority control of the Company, with the ability to approve fundamental corporate transactions and to control the election of the Board of Directors. Three directors of the Company, Barry M. Schechter, Ivan M. Epstein and Gerald Rubenstein, are also directors of Softline.

No Assurance of Public Market; Potential Volatility of Stock Price. There currently exists only a limited public trading market for the Company's common stock. Price and volume quotations are currently reported on the OTC Bulletin Board, but there can be no assurance that an active trading market will be sustained. The market price of the common stock could be subject to significant fluctuations in response to operating results and other factors, many of which are not within the control of the Company. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of affected companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the common stock.

Effects of Possible Issuance of Preferred Stock. The Company's articles of incorporation authorize the issuance of preferred stock in the future without further shareholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The Company has no present plans to issue any shares of preferred stock. Any issuance of preferred stock could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of the outstanding voting stock of the Company.

Risks of International Business. The Company through its subsidiaries currently has significant operations abroad and plans to expand its foreign operations. Although senior management of the Company and its subsidiaries have significant experience managing international operations, the Company has limited experience in some of the foreign markets in which its subsidiaries operate. International expansion efforts may strain the Company's management and other resources. Any failure of the Company to expand in an efficient manner or to manage its dispersed organization could have a material adverse impact on the Company's business and financial results. Other risks that will be faced by the Company in its international business include potentially costly regulatory requirements; unexpected changes in regulatory requirements; application of foreign law; fluctuations in currency exchange rates (which could materially and adversely affect the Company's results of operation and, in addition, may have an adverse effect on demand for the Company's products abroad); tariffs or other barriers; difficulties in staffing and managing foreign operations; political and economic instability; difficulties in accounts receivable collection; extended payment terms; and potentially negative U.S. and foreign tax consequences. These factors could have an adverse impact on the Company's business and financial results in the future or require the Company to modify its current business practices.

Substantial Future Capital Needs; No Funding Commitments. Expansion of the Company's business, including acquisitions, may require a commitment of substantial funds. To the extent that the internally generated funds are insufficient to fund the Company's expansion, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. The Company has no current commitments or arrangements with respect to, or readily available sources of, additional funding. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to the existing shareholders will likely result. If adequate funds are not available, the Company's business could be adversely affected.

Dependence on Proprietary Technology; Lack of Patents and Proprietary Protection; Risks of Third Party Infringement Claims. The Company and its subsidiaries presently have no patents with respect to their proprietary technologies. Instead, the Company and its subsidiaries currently rely upon copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect their proprietary products. All of these afford only limited protection. Accordingly, there can be no assurance that the Company's measures to protect its current proprietary rights will be adequate to prevent misappropriation of such rights or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. Additionally, although the Company believes that its products and technologies do not infringe upon the proprietary rights of any third parties, there can be no assurance that third parties will not assert infringement claims against the Company. Similarly, infringement claims could be asserted against products and technologies which the Company licenses, or has the rights to use, from third parties. Any such claims, if proved, could materially and adversely affect the Company's business and results of operations. In addition, though any such claims may ultimately prove to be without merit, the necessary management attention to, and legal costs associated with, litigation or other resolution of such claims could materially and adversely affect the Company's business and results of operations.

Rapid Obsolescence and Technological Change. The market for information technology products and services is characterized by rapidly changing technology, frequent introductions of new products and evolving industry standards which result in product obsolescence and short product life cycles. Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, obtain and successfully market new products and services that satisfy evolving technologies, customer preferences and industry requirements. There can be no assurance that competitors will not market products and services which have perceived advantages over those of the Company and its subsidiaries or which render products and services to be offered by the Company and its subsidiaries obsolete or less marketable.

No Dividends on Common Stock. The Company has not previously paid any cash or other dividends on its common stock and does not anticipate payment of any dividends for the foreseeable future. The Company anticipates retaining its earnings to finance its operations, growth and expansion.

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

Year 2000 Software Compliance ("Millennium bug"). The Company and subsidiaries are primarily reliant on software developed internally. Although such software has been enhanced to provide for the year 2000, it is possible that programs acquired from third parties and incorporated into applications may contain such errors. The Company intends to continue testing and enhancement of its software to ensure that risks related to the millennium bug are minimized. Due to the fact that such software is continually in the process of development and enhancement, additional costs related to the correction of this problem are not expected to be significant.

Item 2.           Description of Property.

The Company's principal corporate headquarters consists of 1,899 square feet in a building located at 7979 Ivanhoe Avenue, Suite 500, La Jolla, California. This facility is shared with SVI Training Products, Inc. The facility is occupied under a lease which expires on May 31, 1999. The current base monthly rent is $3,600.

Divergent Technologies Pty. Ltd. has its principal offices at Level 1, 35 Spring Street, Bondi Junction, Sydney, NSW 2022, Australia. This 3,398 square foot facility is leased through October 31, 2006. The current base monthly rent is A$20,600 ($13,596). Divergent also leases small regional offices in Elsternwick and Blackburn, Victoria, Brisbane, Queensland and Mt. Barker, South Australia. These small regional facilities are leased for terms expiring in late 1998 and 1999. Monthly base rental amounts range from A$1,400 to A$2,793 ($924 to $1,843).

IBIS Systems Pty. Ltd. has its principal offices at 2 Twyford Place, Lincoln's Inn, Cresses, High Wycombe, Buckinghamshire, HP12 3RE, United Kingdom. The 5,593 square foot facility is leased through March 31, 2002. The current monthly base rent is 5,593 Pounds ($9,396). IBIS also leases a small branch facility at 30 Seabury Drive, Malahide, County Dublin, Ireland. This 1,000 square foot facility is leased on a month-to-month agreement for 1,000 Pounds ($1,680).

Item 3.           Legal Proceedings.

On November 26, 1996, the Company obtained a preliminary injunction in the United States District Court (Southern District of California) (the "District Court") against certain defendants, including Park Financial Group, Inc. ("Park Financial"), Edwin Wood, Bank Martinique, Brink, Hudson & LaFever, Ltd., Walmur & Co., Pacific International Securities, Inc., Union Securities, Ltd., Corporate Stock Transfer, Inc., BLB Financial, Inc., Brian Walsh, Brian Johanson, Luke D'Angelo, Gary Robinson, Bear Stearns & Co., Inc., and Philadelphia Depository Trust Company, in order to prevent the transfer of any of the two million shares of the Company's common stock that had been delivered to Park Financial in contemplation of a loan to be secured by a pledge of stock.

The Company has alleged that Claudav Holdings Ltd. B.V., the Company's former majority stockholder, in the course of seeking a loan from a prospective lender, transferred a significant number of the Company's shares held by it to Park Financial. The shares were to be held in trust by Park Financial until the loan was funded and then held by Park Financial as a pledge holder. The loan was not funded, and the Company alleges that Park Financial failed to hold the shares in trust and instead transferred the shares to third parties who began to trade the restricted shares in violation of Park Financial's representations and obligations to the Company and to Claudav Holdings. Based on the above allegations, the Company has filed a lawsuit in the District Court against certain of the above defendants for breach of contract, common law fraud and conversion, as well as for violations of federal securities statutes.

The Company has been successful in obtaining court orders accounting for all shares forming the subject matter of the transaction. The Company has obtained judgment against defendants Park Financial, Edwin Wood, Donna Dickenson and Kathryn Jones, jointly and severally, for payment in the sum of $937,500. The Company has obtained a default judgment against Banque de Petite Martinique for damages in the sum of $967,500. The Company expects to dismiss the lawsuit with respect to all other defendants within the next month.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.           Market for Company's Common Equity and Related Stockholder
Matters.

Principal Market

The Company's common stock began trading on the over-the-counter market in March 1994, and is quoted on OTC Bulletin Board System. As of May 22, 1998 there were 28,181,684 shares of common stock outstanding held by approximately 118 holders of record representing approximately 672 beneficial owners.

The Company has requested a preliminary determination of eligibility to list its common stock on the American Stock Exchange. This request is currently being processed. No assurances of preliminary approval or actual listing approval can be given by the Company at this time.

Stock Price and Dividend Information

The following table sets forth high and low bid closing quotations for the common stock, on a quarterly basis from October 1, 1996 to March 31, 1998.

                           Fiscal 1998            Fiscal 1997            Fiscal 1996

     Quarter Ended     High Bid   Low Bid     High Bid   Low Bid     High Bid   Low Bid

December 31              4.88      2.25         4.63       1.75        8.00      0.50

March 31                 5.25      3.63         3.13       1.88        8.75      5.88

June 30                                         2.88       2.05        8.25      5.50

September 30                                    3.00       2.13        7.00      3.25


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

On October 24, 1997, the Company issued 12,536,000 shares of its common stock to Softline in the acquisition of IBIS and related transactions as described in
Item 1. On March 9, 1998, the Company issued 200,000 shares to key members of the Divergent staff for exceeding their economic targets.

On December 4, 1997, the Company issued an option to purchase 2,438,000 shares of its common stock at $2.00 per share for two years to Softline. The purpose of this option was to allow Softline to maintain its control position at an estimated level of 60% of the outstanding shares.

During the six month period ended March 31, 1998, the Company issued 561,100 common stock options to consultants (120,000 shares) and existing shareholders (441,100 shares) for periods ranging from three to five years and exercise prices ranging from $2.00 to $2.75 per share. Additionally, the Company issued 161,300 options to employees for a period of two years at exercise prices ranging from $2.75 to $3.03. All employee options were granted in compliance with the Company's Incentive Stock Option Plan. These transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) of such act or Regulation S promulgated under such act.

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. Where required, the appropriate adjustments are made to capital and expense. The Company and its auditors use an analysis model to determine any compensation expense related to the stock options issued to non-employees. This was done for options issued in the six months ended March 31,

1998, and resulted in a total charge to compensation expense of $318,000. Of this total, $296,000 related to non-employee options and $22,000 related to options granted to employees.

ITEM 6.           Management's Discussion and Analysis.

Results of Operations

The following table sets forth for the periods indicated the relative percentages that certain income and expense items bear to sales:

                                                        Six months ended March 31,
                                 ------------------------------------------------------------------------
                                              1998                                       1997
                                    Amount            Percentage             Amount            Percentage
                                 -------------------------------         --------------------------------
Net sales                         $ 16,354,000            100%           $  3,930,000              100%

Cost of goods sold                   6,489,000             40%              1,152,000               29%
                                 -------------------------------         --------------------------------
  Gross profit                       9,865,000             60%              2,778,000               71%

Selling, general, and
  administrative expenses            6,500,000             40%              2,379,000               61%
Other income (excluding gain on
  sale of Softline Limited shares)     378,000              2%                290,000                7%
                                 -------------------------------         --------------------------------
      Income from operations         3,743,000             23%                689,000               17%

Gain on sale of Softline Limited
  shares                             4,388,000             27%                152,000                4%
                                 -------------------------------         --------------------------------
  Income before provision for
     income taxes                    8,131,000             50%                841,000               21%

Provision for income taxes           2,312,000             14%                278,000                7%
                                 -------------------------------         --------------------------------
     Net Income                   $  5,819,000             36%           $    563,000               14%
                                 ===============================         ================================


The Company reported a consolidated net income of $5,819,000 and $563,000 for the six months ended March 31, 1998 and 1997, respectively.

Net sales increased by $12,424,000 for the six months ended March 31, 1998 to $16,354,000 compared to $3,930,000 for the same period ended March 31, 1997. This increase in net sales is primarily attributable to the following:

     (a) Sales generated by Divergent increased by $7,220,000 to $10,784,000 for the six months ended March 31, 1998 from $3,564,000 for the comparable period in 1997. This was due to Divergent being awarded several large, national level contracts and the expanded customer base from the acquisition of Chapman in April 1997.

     (b) Inclusion in sales of $5,156,000 generated from IBIS, which was acquired in October 1997.

Cost of goods sold for the six months ended March 31, 1998 and 1997 were $6,489,000 and $1,152,000, respectively. This $5,337,000 increase is consistent with the increase in related sales. Gross profit as a percentage of sales declined from 71% for the six months ended March 31, 1997 to 60% for the six months ended March 31, 1998. The decline in gross profit was due to the inclusion in the 1998 period of the results of operations of IBIS. IBIS derives a significant amount of its revenues from service contracts with a higher cost structure.

Selling, general, and administrative expenses for the six months ended March 31, 1998 were $6,500,000 compared to $2,379,000 for the same period ended March 31, 1997, an increase of $4,121,000. This increase in costs is attributable primarily to the inclusion of the costs of IBIS in the 1998 period and increases in costs required to meet the expanded sales activity from Divergent. Operating expenses have declined as a percentage of sales to 40% for the six months ended March 31, 1998 from 61% for the comparable period in 1997. This reflects the Company's increased ability to absorb overhead as a result of the increased scale of the consolidated operations. The Company expects selling, general, and administrative expenses to continue to decline as a percentage of net sales through further realization of economies of scale as the Company further implements its growth strategy.

For the six months ended March 31, 1998 and 1997, the Company recorded a gain of $4,388,000 and $152,000, respectively, on the sales of Softline shares. The sale of the Softline shares yielded net proceeds of $6,167,000 and $300,000 in the six month periods ended March 31, 1998 and 1997, respectively. The Company owns no further shares in Softline.

Basic earnings per share was $.21 per share for the period ended March 31, 1998, of which approximately $.10 per share was derived from the sale of the shares of Softline. In the comparable six month period ended March 31, 1997, basic earnings per share was $.04 per share, of which approximately $.01 per share was derived from the sale of Softline shares. Diluted earning per share was $.19 per share in the six months ended March 31, 1998, compared to the $.04 per share recorded in the six months ended March 31, 1997.

Liquidity and Capital Resources

At March 31, 1998, the Company had cash of $14,469,000, an increase of $9,784,000 from $4,685,000 of cash at September 30, 1997. Significant sources and uses of cash include proceeds of $6,167,000 from sale of Softline shares; disbursement of $4,985,000 to acquire certain assets of Multisoft (representing the purchase price of $6,478,000 less prepayments of $1,493,000 remitted back to the Company); proceeds of $11,433,000 from issuing common shares to Softline; and acquisition of certain software rights from Softline for $3,770,000.

The Company believes it has sufficient cash to meet its working capital needs for the next twelve months.

The Company expects to continue its strategy of seeking acquisition opportunities within its target profile of companies with advanced technologies and market leadership in a specialty area of information technology. There can be no assurance that any such acquisition opportunities will be available on terms acceptable to the Company, or that any such acquisitions will ultimately be consummated. If any such acquisitions are consummated, they could result in the issuance of significant amounts of equity securities which would dilute the interests of existing shareholders. Such acquisitions could also cause the Company to incur commitments for capital expenditures in excess of its cash on hand, either for the purchase price or for the target's operational needs, or both. The Company has not at this time identified any source for such capital if it were to be required.

ITEM 7.           Financial Statements.

Please see financial statement pages F-1 through F-21.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

Set forth below are the names, ages and principal occupations for the last five years of the directors and executive officers of the Company:

Barry M. Schechter - (44), has been Chairman, President, Chief Executive Officer and director of the Company from February 1994 to the present. He also serves as Chairman of the Board of each of the Company's subsidiaries. He has been Chief Executive Officer of Sabica Ventures, Inc. since its inception in February 1990. Mr. Schechter is also a director of Softline Limited, which owns 59% of the issued and outstanding stock of the Company, and which is listed on the Johannesburg Stock Exchange. Mr. Schechter is a Chartered Accountant (South Africa).

Arthur S. Klitofsky - (43), has been Vice President and a director of the Company from February 1994 to the present. He has been Chief Executive Officer of SVI Training Products, Inc. since 1991. From 1985 to 1991, he was Managing Director of Punch Line Columbia Training Ltd., which became the largest computer education company in South Africa. Mr Klitofsky has a Bachelor of Science Degree in Electrical Engineering from the University of Witwatersrand, Johannesburg, South Africa and a Bachelor in Accounting Science Degree from the University of South Africa.

Russell A. Schechter - (34), has been a director of the Company from February 1994 to the present. He was Vice President, Treasurer and Secretary of the Company from February 1994 to November 1997, when he resigned as Treasurer and Secretary. He remains a Vice President of the Company. From 1986 to 1991, he was employed in the audit and management advisory services division of Coopers & Lybrand in South Africa. Mr Schechter is a Chartered Accountant (South Africa).

Donald S. Radcliffe - (53), Mr. Radcliffe became a director of the Company in May 1998. He has been President of Radcliffe & Associates since 1990. Radcliffe & Associates provides financial consulting services to public companies, and currently provides financial advisory services to the Company. Since 1984 he has also been Executive Vice President and Chief Operating and Financial Officer of World-Wide Business Centres, which is a privately held operator of shared office space facilities. Mr. Radcliffe is also a director of Pallet Management Systems Inc., a publicly held company. Mr. Radcliffe received a B.S. from Lehigh University and an M.B.A. from Dartmouth College. He is also a certified public accountant.

Ivan M. Epstein - (37), Mr. Epstein became a director of the Company in May 1998. He is the Chief Executive Officer and a director of Softline Limited, which he co-founded in 1988. Softline is listed in the Electronics sector of the Johannesburg Stock Exchange and is a developer of specialist information technology products, with operations throughout southern Africa, the United Kingdom, Australia and the United States. Softline owns 59% of the issued and outstanding stock of the Company.

Gerald Rubenstein - (64), Mr. Rubenstein became a director of the Company in May 1998. He is an attorney in South Africa and is currently a consultant to the law firm of Fluxman Rabinowitz - Raphaely Weiner. He specializes in corporate finance and mergers and acquisitions. He is also the Chairman of Protea Furnishers Limited and Vestacor Limited. He currently serves as a director of seven public companies in South Africa, including Softline Limited, which owns 59% of the issued and outstanding stock of the Company.

Ian Bonner - (43), Mr. Bonner became a director of the Company in May 1998. Since 1993 he has held various positions with IBM Corporation, and he currently serves as Vice President of Partner Marketing and Programs for the IBM/Lotus/Tivoli Software Group. His responsibilities include the development and implementation of marketing campaigns and programs designed to serve the business partners of IBM, Lotus and Tivoli, including major accounts, independent software vendors and global systems integrators. He also oversees the IBM BESTearn and the Lotus Business Partner programs which are designed to provide enhanced opportunities, including education, marketing and training support, to qualified providers of IBM's and Lotus's portfolio of network solutions. Mr. Bonner received a Bachelor of Commerce from the University of the Witwatersrand in 1976 and a graduate degree in Marketing Management and Market Research and Advertising from the University of South Africa in 1978.

David L. Reese - (53), Mr. Reese became Chief Financial Officer and Secretary of the Company in November 1997. Prior to joining the Company, Mr. Reese served as Chief Financial Officer for Pygmalion Asset Management Company from 1993 to 1997. Mr. Reese is a certified public accountant. He has a B.S. in Business and Accounting and an M.S. in Finance and Taxation from University of Southern California.

Shaun Rosen - (40), Mr. Rosen has served as Managing Director of the
Company's wholly-owned subsidiary Divergent Technologies Pty. Ltd. since the acquisition of Divergent by the Company. Mr. Rosen founded Divergent in South Africa in 1983 and moved the operations to Australia in 1988. He has a B.Sc. in Computer Science from University of Cape Town.

Peter Nagle - (37), Mr. Nagle has served as Managing Director of IBIS Systems Pty. Ltd. since 1987. Prior to founding IBIS, he owned and managed a large construction company in Ireland.

Directors of the Company will be elected annually and hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. All officers of the Company will be elected and serve at the discretion of the Board of Directors.

There are no family relationships among the directors and executive officers except that Barry M. Schechter and Russell A. Schechter are brothers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires that the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Executive officers, directors and greater-than-ten-percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and internal records of the Company concerning transactions in common stock, the following reporting persons failed to file or filed late required reports under Section 16(a) during the fiscal year ended March 31, 1998 or with respect to such fiscal year: Barry M. Schechter (1 report), David L. Reese (2 reports), Shaun Rosen (2 reports) and Peter Nagle (2 reports).

Item 10.          Executive Compensation.

The following table sets forth for the periods indicated certain compensation of the Company's Chief Executive Officer and the executive officers of the Company who earned more than $100,000 during the six months ended March 31, 1998, or during either of the two prior full fiscal years (collectively, the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE

                                                                      Securities
Name and                          Annual Compensation                 Underlying
Principal Position              Year              Salary                Options

Barry M. Schechter              1998(1)           $ 86,000             50,000
 Chairman, President            1997(2)           $156,000                  0
 and Chief Executive            1996(2)           $138,000                  0
 Officer

Arthur S. Klitofsky             1998(1)           $ 66,000             20,000
 President of SVI               1997(2)           $127,000             57,000
 Training                       1996(2)           $114,000            200,000

Shaun Rosen, Managing           1998(1)           $ 82,500(3)               0
Director, Divergent             1997(2)           $165,000                  0(3)
Technologies Pty Limited        1996(2)           $      0                  0

(1)     For the six month period ended March 31, 1998.
(2)     For the twelve month periods ended September 30, 1997 and 1996.
(3) Mr. Rosen was issued options to purchase 60,000 shares of common stock at $2.00 per share on December 15, 1996 and options to purchase 800,000 shares of common stock at $1.75 per share on December 27, 1996, both grants in connection with the Company's acquisition of Divergent. Mr. Rosen exercised the options for 60,000 shares at $2.00 per share on December 4, 1997. The Company forgave the $120,000 exercise price of these options in accordance with an earn-out agreement entered into in connection with the acquisition of Divergent. The Company has deemed the $120,000 as additional acquisition expense and not as compensation to Mr. Rosen.

The Company also provides certain compensatory benefits and other non-cash compensation to the Named Executive Officers. The incremental cost to the Company of all such benefits and other compensation paid in the years indicated to each such person was less than 10% of his reported compensation and also less than $50,000.

The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the Named Executive Officers.

                                  OPTION GRANTS IN LAST FISCAL YEAR
                                       (Individual Grants)

                                          Percent Of
                           Number of      Total Options
                           Securities     Granted To
                           Underlying     Employees In
                           Options        Fiscal            Exercise Or
                           Granted (#)    Year ($/Sh)       Base Price      Expiration

Barry Schechter            20,000         12%               $ 2.75          November 2002
Barry Schechter            30,000         19%               $ 3.03          November 2000
Arthur Klitofsky           30,000         19%               $ 2.75          October 1999
Shaun Rosen                     0          0%                   --           --


The following table sets forth the information concerning each exercise of stock options during the last fiscal year by each of the Named Executive Officers and the fiscal year end value of unexercised options.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                 Number Of
                                                 Securities        Value Of
                                                 Underlying        Unexercised
                       Shares                    Unexercised       In-The-Money
                       Acquired                  Options At        Options At
                       On           Value        FY-End (#)        FY-End(S)
                       Exercise     Realized     Exercisable/      Exercisable/
Name                   (#)          ($)          Unexercisable     Unexercisable

B. Schechter           0            $0            50,000/0         $ 72,850/$0
A. Klitofsky           0            $0           282,000/0         $975,250/$0
S. Rosen               0 (1)        $0                 0/0         $      0/$0

         (1)      See Note (3) Under Summary Compensation Table.

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

Director Compensation

There are no standard arrangements by which directors are compensated for their services as directors and to date, directors of the Company have received no compensation for their service as directors of the Company.

Employment Contracts

The Company entered into an employment agreement with Barry M. Schechter effective October 1, 1997. Such agreement will continue until September 30, 2000 unless earlier terminated for cause. The agreement provides for annual compensation of $180,000 for the first year of the agreement, $240,000 for the second year of the agreement and $300,000 for the third year of the agreement. In addition, Mr. Schechter is entitled to receive options on each anniversary of the agreement to purchase the number of shares equal to 150% of his annual compensation for the prior year divided by the average price per share for the 30 day period preceding such anniversary. This average price per share will also be the exercise price of the options. The options are fully vested when issued, assignable, and exercisable for five years after the date of the grant.

Shaun Rosen entered into an employment agreement with Divergent dated November 5, 1996. The agreement will continue in effect until November 4, 2001, unless earlier terminated by Divergent or Mr. Rosen. The agreement provides for an initial annual salary of A$250,000 per year ($165,000). The salary is subject to annual increases to reflect inflation and discretionary annual increases. If Divergent terminates the agreement without cause, it will be required to pay all salary and benefits which would have accrued for the remainder of the five-year term of the agreement. The agreement further provides that Mr. Rosen will not compete with Divergent in Australia for three years after termination of the agreement.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

Set forth below is certain information concerning the ownership of the Company's common stock as of May 22, 1998, by (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. Except as otherwise specified, the address for each person is 7979 Ivanhoe Avenue, Suite 500, La Jolla, California 92037.

                                         Number of Shares
                                         Beneficially Owned     Percent of Class

Softline Limited                         18,974,000(2)          62.0%
  16 Commerce Crescent
  Eastgate Extension 13
  Sandton 2148
  South Africa

Claudav Holdings Ltd.                     5,402,200             19.2%
B.V.
  9 Rue Charles Humbert
  1205 Geneva
  Switzerland

Barry M. Schechter                        5,454,200(1)(2)       19.3%

Arthur S. Klitofsky                         432,200(2)           1.5%

Russell A. Schechter                        461,510(2)           1.6%

Donald S. Radcliffe                         760,100(2)(3)        2.7%
  575 Madison Avenue
  New York, NY  10022

Ivan M. Epstein                                  --                --
  2 Victoria
  Eastgate Extension 13
  Sandton 2148
  South Africa

Gerald Rubenstein                                --                --
  16 Commerce Crescent
  Eastgate Extension 13
  Sandton 2148
  South Africa

Ian Bonner                                       --                --
  5527 Inverrary Court
  Dallas, Texas 75287

David L. Reese                               10,000(2)            <1%

Shaun Rosen                                 800,000(2)           2.8%
  Level 1
  35 Spring Street
  Bondi Junction
  Sydney, NSW 2022
  Australia

Peter Nagle                                      --                --
  2 Twyford Place
  Lincoln's Inn
  Cressee, High Wycombe
  Buckinghamshire
  HP12 ERE
  United Kingdom

All directors and                         7,918,010(2)          26.4%
executive officers as a
group (10 persons)

(1) Includes all of the shares held by Claudav Holdings Ltd. B.V. and 2,000 shares held by minor children of Mr. Schechter.

(2) Includes shares issuable upon the exercise of options within sixty days of May 22, 1998 as follows: Softline Limited -- 2,438,000; Barry M. Schechter -- 50,000; Arthur S. Klitofsky -- 282,000; Russell A. Schechter -- 263,810; Donald A. Radcliffe (and an affiliate) -- 375,000; David L. Reese -- 10,000; and Shaun Rosen -- 800,000.

(3) Includes 136,900 shares held by various entities for which Mr. Radcliffe may be deemed the beneficial owner. Does not include 117,500 shares held by Mr. Radcliffe's wife, for which Mr. Radcliffe disclaims beneficial ownership.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Claudav Holdings Ltd. B.V., which owns 19.2% of the outstanding common stock of the Company, from time to time, has provided funds to the Company to cover operating expenses in the form of unsecured loans bearing interest at rates agreed to periodically between Claudav Holdings and the Company. As of March 31, 1998, the loans due Claudav Holdings aggregated $14,552.

In September 1996, Sudash Pty. Ltd., an affiliate of Claudav Holdings Ltd. B.V. advanced the Company R 8,280,000 ($ 1,831,858 at September 30, 1996) for the acquisition of Softline shares. The loan was repaid in 1997.

On October 24, 1997, the Company entered into a multi-party transaction that included Softline Limited and is described in detail under Item 1. Barry M. Schechter was at all relevant times a director of Softline and at the conclusion of the transaction, Softline became a majority shareholder of the Company. Subsequent to these transactions, Ivan M. Epstein and Gerald Rubenstein, both directors of Softline, became directors of the Company.

Divergent Technologies Pty. Ltd. leases its principal offices in Sydney, Australia from Reefmist Pty Limited, a company affiliated with Shaun Rosen. The current monthly base rental is A$20,600 ($13,596).

On December 4, 1997, Shaun Rosen exercised options for 60,000 shares at $2.00 per share. The Company forgave the $120,000 exercise price of these options in accordance with an earn-out agreement entered into in connection with the Company's acquisition of Divergent.

The Company retains Radcliffe & Associates, Inc., a company affiliated with Donald A. Radcliffe, to perform investor public relations and financial advisory services for the Company. Radcliffe & Associates is currently paid $52,000 per year for these services. On June 3, 1997, Mr. Radcliffe was issued options to purchase the Company's common stock as additional compensation for these services as follows: (a) 100,000 shares at an exercise price of $2.00 per share;
(b) 100,000 shares at an exercise price of $3.375 per share; and (c) 100,000 shares at an exercise price of $4.50 per share, as compensation for the services of Radcliffe & Associates to the Company. These transactions were negotiated at arm's length before Mr. Radcliffe was a director of the Company.

Although some of the foregoing transactions were determined without arm's length negotiations and necessarily involved conflicts of interest between the interests of the related parties and the Company, the Company believes that all of the foregoing transactions were entered into on terms no less favorable to the Company than could have been obtained from independent third parties.

Item 13.          Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit                             Description

2.1 Asset Purchase Agreement dated as of October 1, 1994 among Cabinets Galore, Inc., Cabinets Galore Orange County, Inc., Sabica Ventures, Inc. and Barry Jacobs, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

2.2 Sales Of Shares Agreement dated January 28, 1996, between the Company and Management of the Softline Management Group for the acquisition of Softline Business Systems (Pty) Ltd, incorporated by reference to exhibit 10.3 of the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

2.3 Share Purchase Agreement dated November 4, 1996 as amended between the Company and Hookmond Pty., Ltd. and Landreef Pty. Ltd. for the acquisition of the equity of Divergent Technologies Pty. Ltd., incorporated by reference to exhibit
                  10.4 of the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

2.4 Technology Purchase Agreement dated November 4, 1996 as amended between the Company and New Hope Trading Limited for the acquisition of the exclusive worldwide technology rights for the "dOLPHIN" and "dPOSit" software products, incorporated by reference to exhibit 10.5 of the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

2.5 Asset Purchase Agreement dated as of April 28, 1997, between the Company, Divergent Technologies Pty. Ltd., Colin Bruce Chapman, Chapman Computers Pty. Ltd. and The Chapman Computers Unit Trust, incorporated by reference to exhibit 2.1 of the Form 8-K filed on August 11, 1997.

2.6 Escrow Agreement between Escrow Agent and Divergent Technologies Pty. Ltd., Colin Bruce Chapman, Chapman Computers Pty. Ltd. and The Chapman Computers Unit Trust, incorporated by reference to exhibit 2.2 of the Form 8-K filed on August 11, 1997.

3.1               Articles of Incorporation, incorporated by reference to
                  exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

3.2 Bylaws, incorporated by reference to exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

10.01             Incentive Stock Option Plan, incorporated by reference to
                  exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1994.

10.02 Deed of Assignment of Copyright between Chapman Computers and The Chapman Computers Unit Trust and Divergent Technologies Pty. Ltd., incorporated by reference to exhibit 2.3 of the Form 8-K filed on August 11, 1997.

10.03 Confidentiality agreement and restraint of trade between Chapman Computers Pty. Ltd. and Chapman Computers Pty. Ltd. as Trustee for The Chapman Computers Unit Trust and Divergent Technologies Pty. Ltd., incorporated by reference to exhibit
                  2.4 of the Form 8-K filed on August 11, 1997.

10.04 Sale of Shares Agreement between Softline Limited and the Company for the acquisition of IBIS Systems Pty. Ltd., incorporated by reference to exhibit 1 of the Company's Form 8-K filed on December 19, 1997.

10.05 Share Swap Agreement between the Company and Softline Limited for the exchange of 7,536,000 SVI shares for 22,130,448 shares of Softline Limited, incorporated by reference to exhibit 2 of the Company's Form 8-K filed on December 19, 1997.

10.06 Renunciation Agreement between the Company, Hosken Consolidated Investments Limited ("HCI") and Softline Limited providing for the sale of 22,130,448 Softline shares to HCI, incorporated by reference to exhibit 3 of the Company's Form 8-K filed on December 19, 1997.

10.07 Subscription Agreement, incorporated by reference to exhibit 4 of the Company's Form 8-K filed on December 19, 1997.

10.08             Agreement between the Company, HCI and Softline Limited,

                  incorporated by reference to exhibit 5 of the Company's Form 8-K filed on December 19, 1997.

10.09 Employment Agreement of Barry M. Schechter dated effective October 1, 1997, incorporated by reference to exhibit 10.15 of the Company's 10-KSB for the fiscal year ended September 30, 1997.

10.10 Agreement between Multisoft Financial Systems Limited and the Sage Group Plc. and IBIS Systems Limited, incorporated by reference to exhibit 10.21 of the Company's Form 8-K filed on March 24, 1998.

10.11 Amendment Agreement between Multisoft Financial Systems Limited and The Sage Group Plc and IBIS Systems Pty. Ltd., incorporated by reference to exhibit 10.22 of the Company's Form 8-K filed on March 24, 1998.

10.12 License to Occupy between Multisoft Financial Systems Limited and IBIS Systems Pty. Ltd., incorporated by reference to exhibit 10.23 of the Company's Form 8-K filed on March 24,
                  1998.

10.13             Employment Agreement between Divergent Technologies Pty. Ltd.
                  and Shaun Rosen dated November 5, 1996.

10.14 Lease dated November 1, 1996 between Divergent Technologies Pty. Ltd. and Reefmist Pty. Limited.

21                List of Subsidiaries.

27                Financial Data Schedule

(b)      Reports on Form 8-K

1. The Company filed a report on Form 8-K/A on February 9, 1998 providing the required financial data on the business acquisition disclosed on Forms 8-K filed on November 6, 1997 and December 19, 1997.

2. The Company filed a report on Form 8-K on February 9, 1998 detailing the change of its fiscal year-end from September 30 to March 31 effective March 31, 1998.

3. The Company filed a report on Form 8-K on March 24,1998 detailing the acquisition of certain assets of Multisoft Financial Systems Limited through its wholly-owned subsidiary, IBIS Systems Limited.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVI HOLDINGS, INC., A NEVADA CORPORATION

By:      /s/ Barry M. Schechter
         ---------------------------------
         Barry M. Schechter, President and
         Chief Executive Officer
         (Principal Executive Officer)

Date: June 4, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                       Capacity                       Date
      ----------                       --------                       ----
/s/ Barry M. Schechter
-------------------------         Chairman of the Board,          June 4, 1998
Barry M. Schechter                President, Chief
                                  Executive Officer and
                                  Director

/s/ David L. Reese
-------------------------         Chief Financial                 June 4, 1998
David L. Reese                    Officer, Secretary

/s/ Arthur S. Klitofsky
-------------------------         Vice President and              June 4, 1998
Arthur S. Klitofsky               Director

/s/ Russell A. Schechter
-------------------------         Vice President and              June 4, 1998
Russell A. Schechter              Director

/s/ Donald S. Radcliffe
-------------------------         Director                        June 4, 1998
Donald S. Radcliffe

/s/ Ivan M. Epstein
-------------------------         Director                        June 4, 1998
Ivan M. Epstein

/s/ Gerald Rubenstein
-------------------------         Director                        June 4, 1998
Gerald Rubenstein

/s/ Ian Bonner
-------------------------         Director                        June 4, 1998
Ian Bonner

                             SVI HOLDINGS, INC. AND
                                  SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             MARCH 31, 1998 AND 1997

                                             SVI HOLDINGS, INC. AND SUBSIDIARIES
                                                                        CONTENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          1

FINANCIAL STATEMENTS

    Consolidated Balance Sheet                                            2 - 3

    Consolidated Statements of Operations                                   4

    Consolidated Statements of Stockholders' Equity                         5

    Consolidated Statements of Cash Flows                                 6 - 7

    Notes to Consolidated Financial Statements                            8 - 21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
SVI Holdings, Inc.

We have audited the consolidated balance sheet of SVI Holdings, Inc. and Subsidiaries as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVI Holdings, Inc. and Subsidiaries as of March 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the six months then ended in conformity with generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 20, 1998 (except for Note 10,
  as to which the date is May 7, 1998)

                                             SVI HOLDINGS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents (Note 2)                             $ 14,468,578
    Accounts receivable, net of allowance for doubtful accounts
        of $342,537                                                   3,214,402
    Inventories                                                         326,807
    Prepaid expenses and other current assets                           388,456
                                                                   -------------

        Total current assets                                         18,398,243

FURNITURE AND EQUIPMENT, net (Note 3)                                   885,276
DEFERRED TAX ASSET (Note 8)                                             239,690
CAPITALIZED SOFTWARE, net (Note 4)                                   12,354,371
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED,
    net of accumulated amortization of $313,183                      14,586,102
OTHER ASSETS                                                             16,974
                                                                   -------------

               TOTAL ASSETS                                        $ 46,480,656
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                                             SVI HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET (CONTINUED)
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                               $  3,520,223
    Accrued expenses                                                  2,477,699
    Income taxes payable                                              2,637,424
                                                                   -------------

        Total current liabilities                                     8,635,346

LONG-TERM LIABILITIES                                                    35,299
DEFERRED TAX LIABILITY                                                  720,464
DUE TO STOCKHOLDER (Note 5)                                              14,552
                                                                   -------------

           Total liabilities                                          9,405,661
                                                                   -------------
COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY (Note 7)
    Preferred stock, $.0001 par value
        5,000,000 shares authorized
        0 issued and outstanding                                              -
    Common stock, $.0001 par value
        50,000,000 shares authorized
        28,146,684 issued and outstanding                                 2,815
    Additional paid-in capital                                       33,137,939
    Retained earnings                                                 4,299,994
    Cumulative foreign currency translation adjustment                 (365,753)
                                                                   -------------

           Total stockholders' equity                                37,074,995
                                                                   -------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 46,480,656
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                                             SVI HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                              FOR THE SIX MONTHS ENDED MARCH 31,

--------------------------------------------------------------------------------

                                                        1998            1997
                                                   -------------   -------------
                                                                    (unaudited)

NET SALES                                          $ 16,354,383    $  3,930,164

COST OF GOODS SOLD                                    6,489,081       1,152,447
                                                   -------------   -------------

GROSS PROFIT                                          9,865,302       2,777,717

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES         6,500,041       2,379,044
                                                   -------------   -------------

INCOME FROM OPERATIONS                                3,365,261         398,673
                                                   -------------   -------------

OTHER INCOME (EXPENSE)
    Interest income                                     351,309          16,836
    Other income                                         56,427          20,149
    Interest expense                                    (16,635)        (62,908)
    Equity in earnings of Softline Limited                    -         348,123
    Loss on foreign currency transaction                (14,041)        (32,318)
    Gain on disposal of Softline Limited shares       4,388,389         152,253
                                                   -------------   -------------

        Total other income (expense)                  4,765,449         442,135
                                                   -------------   -------------

INCOME BEFORE PROVISION FOR INCOME TAXES              8,130,710         840,808

PROVISION FOR INCOME TAXES (Note 8)                   2,311,743         277,591
                                                   -------------   -------------

NET INCOME                                         $  5,818,967    $    563,217
                                                   =============   =============

EARNINGS PER SHARE

    BASIC                                          $       0.21    $       0.04
                                                   =============   =============

    DILUTED                                        $       0.19    $       0.04
                                                   =============   =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

    BASIC                                            27,768,239      13,782,125
                                                   =============   =============

    DILUTED                                          31,045,886      15,880,576
                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.


                                             SVI HOLDINGS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE SIX MONTHS ENDED MARCH 31, 1998

--------------------------------------------------------------------------------

                                                                                Cumulative
                                                                   Retained       Foreign
                                                     Additional    Earnings      Currency
                              Common Stock            Paid-In    (Accumulated   Translation
                           Shares       Amount        Capital       Deficit)     Adjustment      Total
                        ------------  ------------  ------------  ------------  ------------  ------------
Balance, September
  30, 1996               12,422,800   $     1,242   $ 6,712,705   $(6,367,383)  $         -   $   346,564
Common stock
  issued to purchase
  software                1,620,000           162     3,889,838                                 3,890,000
Sale of common stock        196,484            20       368,837                                   368,857
Exercise Of Stock
  options                   805,000            80     1,003,670                                 1,003,750
Expense recognized
  from issuance of
  stock options                                         202,500                                   202,500
Increase in equity in
  Softline Limited
  as a result of
  going public                                          488,014                                   488,014
Change in foreign
  currency translation
  adjustment                                                                       (262,673)     (262,673)
Net income                                                          4,848,410                   4,848,410
                        ------------  ------------  ------------  ------------  ------------  ------------

Balance, September
  30, 1997               15,044,284         1,504    12,665,564    (1,518,973)     (262,673)   10,885,422
Common stock issued
  to purchase
  technology rights
  and subsidiary          5,000,000           500     7,499,500                                 7,500,000
Sale of common stock      7,536,000           754    11,303,246                                11,304,000
Exercise of stock
  options                   267,400            27       368,543                                   368,570
Additional common
  stock issued to
  purchase
  subsidiary                200,000            20       699,980                                   700,000
Common stock
  issued as
  compensation               85,000             9       233,741                                   233,750
Common stock
  issued for
  services rendered          14,000             1        48,999                                    49,000
Expense recognized
  from issuance
  of stock options                                      318,366                                   318,366
Cumulative translation
  adjustment                                                                       (103,080)     (103,080)
Net income                                                          5,818,967                   5,818,967
                        ------------  ------------  ------------  ------------  ------------  ------------

Balance, March 31,
  1998                   28,146,684   $     2,815   $33,137,939   $ 4,299,994   $  (365,753)  $37,074,995
                        ============  ============  ============  ============  ============  ============


   The accompanying notes are an integral part of these financial statements.


                                             SVI HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE SIX MONTHS ENDED MARCH 31,

--------------------------------------------------------------------------------

                                                                      1998            1997
                                                                  -------------   -------------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $  5,818,967    $    563,217
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities
           Depreciation and amortization                             1,029,984         170,205
           Changes in deferred taxes                                   596,971               -
           Unrealized foreign exchange gain                                  -          32,318
           Foreign currency transaction loss                            14,041               -
           Gain on sale of Softline Limited shares                  (4,388,389)       (152,253)
           Compensation expense                                        601,116               -
           Equity in earnings of Softline Limited                            -        (348,123)
    (Increase) decrease in
        Accounts receivable                                           (796,708)       (453,258)
        Inventories                                                    886,930         (69,136)
        Prepaid expenses and other current assets                      153,391        (122,256)
        Deposits and other assets                                       10,263               -
    Increase (decrease) in
        Accounts payable                                            (2,952,847)        (21,816)
        Accrued expenses                                             1,208,911               -
        Other liabilities                                             (207,934)         35,412
        Income taxes payable                                         1,380,102               -
                                                                  -------------   -------------

               Net cash provided by (used in) operating activities   3,354,798        (365,690)
                                                                  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturity of certificates                                           350,000               -
    Purchase of furniture and equipment                               (268,805)       (236,772)
    Net proceeds from sale of Softline Limited shares                6,167,144         300,000
    Purchase of software license rights                                      -      (3,250,000)
    Purchase of capitalized software                                  (672,149)              -
    Acquisition of Divergent Technologies (Pty) Limited, net
        of cash acquired                                                     -      (4,076,945)
    Acquisition of IBIS Systems Limited, net of cash acquired          542,870               -
    Acquisition of Multisoft Financial Systems Limited, net of
        cash acquired                                               (6,478,251)              -
    Acquisition of Softline Limited software                        (3,770,231)              -
                                                                  -------------   -------------

               Net cash used in investing activities                (4,129,422)     (7,263,717)
                                                                  -------------   -------------


   The accompanying notes are an integral part of these financial statements.


                                             SVI HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                              FOR THE SIX MONTHS ENDED MARCH 31,

--------------------------------------------------------------------------------

                                                                       1998            1997
                                                                  -------------   -------------
                                                                                   (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock                              11,432,570       3,541,847
    Due to stockholders, net                                          (381,716)        568,335
    Payments on notes payable                                          (50,000)       (146,345)
    Payments on line of credit                                        (340,000)      3,576,945
                                                                  -------------   -------------

               Net cash provided by financing activities            10,660,854       7,540,782
                                                                  -------------   -------------

CUMULATIVE TRANSLATION ADJUSTMENT                                     (103,080)        (26,489)
                                                                  -------------   -------------

                  Net increase (decrease) in cash and cash
                      and cash equivalents                           9,783,150        (115,114)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       4,685,428         331,566
                                                                  -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 14,468,578    $    216,452
                                                                  =============   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest of $16,635 and $58,803 (unaudited) was paid during the six months ended March 31, 1998 and 1997, respectively. Income taxes of $336,141 and $129,848 (unaudited) were paid during the six months ended March 31, 1998 and 1997, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the six months ended March 31, 1998, the Company issued 200,000 shares of common stock valued at $700,000 as additional consideration for the purchase of Divergent Technologies (Pty) Limited's subsidiary, Chapman Computers (Pty) Limited.

As more fully described in Note 1, during the six months ended March 31, 1998, the Company issued 5,000,000 shares of common stock valued at $1.50 per share to acquire 100% of the common stock of IBIS Systems Limited ("IBIS") and the trademark for IBIS' software.

   The accompanying notes are an integral part of these financial statements.

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Lines of Business
        ----------------------------------
        SVI Holdings, Inc. (the "Company") is a holding company. The Company, through its subsidiaries, is engaged in the development and distribution of computer software, computer training courses, and special software applications for retail, point of sale, construction, and equipment leasing establishments. The Company changed its fiscal year from September 30 to March 31 effective March 31, 1998.

        Business Combination
        --------------------
        Effective October 1, 1996, the Company entered into a Share Purchase Agreement and a Technology Purchase Agreement to acquire 100% of the issued and outstanding shares of Divergent Technologies Pty. Ltd. ("Divergent"), an Australian software company. The purchase price was $4,154,933 plus 1,300,000 shares of the Company's common stock and options to purchase 1,600,000 shares of the Company's common stock at a price of $1.75 for two years. As part of the acquisition, the Company also agreed to issue options to purchase 120,000 shares at $2.00 per share, and to forgive the exercise price of these options if Divergent earned at least Australian dollars ("AUS") $1,400,000 in net profits for the period October 1, 1996 to June 30, 1997. Divergent exceeded the net profit target and the 120,000 shares were issued in December 1997. The $240,000 exercise price which was forgiven was treated as additional acquisition expense. This acquisition was accounted for using the purchase method of accounting. The Company recorded $2,462,149 in excess of cost over fair value of net assets acquired which is being amortized on a straight-line basis over twenty years. The results of operations for Divergent have been included in the consolidated results of the Company since October 1, 1996.

        Effective April 28, 1997, Divergent entered into an agreement to acquire Chapman Computers Pty. Ltd. ("Chapman"), an Australian software company. The purchase price was $1,384,000 which consisted of cash of $784,000 and common stock valued at $600,000. Under the terms of the acquisition agreement, 200,000 additional shares of the Company's common stock are to be issued if Chapman's pre-tax net income exceeds
        AUS $450,000 during the year ended June 30, 1998. Chapman exceeded the pre-tax income level early and the Company issued these shares in March 1998. This acquisition was accounted for using the purchase method of accounting. The purchase was principally allocated to capitalized software that is being amortized on a straight-line basis over ten years. The results of operations for Chapman have been included in the consolidated results of the Company since April 28, 1997. Pro forma results for the year ended September 30, 1997, as if the acquisition had taken place as of the beginning of the 1997 fiscal year, are not presented because the effect on operations would be immaterial.

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Business Combination (Continued)
        --------------------------------
        Effective October 1, 1997, the Company entered into a series of transactions with Softline Limited ("Softline") and Hosken Consolidated Investments Limited ("Hosken"). Both Softline and Hosken are South African public companies traded on the Johannesburg Stock Exchange. The closing of these agreements resulted in Softline acquiring a 60% interest in the Company. Softline obtained this interest by acquiring 5,000,000 shares of the Company in exchange for 100% of the common stock of IBIS Systems Ltd. ("IBIS") and Anniston Ventures Ltd. ("Anniston") (both owned by Softline) and 7,536,000 shares of the Company's common stock in exchange for cash and the worldwide technology rights outside of Africa for Softline's "Brilliant" range of software products. The shares of common stock issued pursuant to these agreements resulted in the issuance of 12,536,000 new shares of common stock of the Company. The value of the common stock issued was based on the market price of the Company's common stock on the effective date of the transaction discounted approximately 40% to reflect the fact that the shares cannot be traded for three years from the effective date of the transaction. The Company also issued 2,438,000 options to Softline. These options are exercisable at $2.00 per share. In addition to the shares acquired by Softline from the Company, Softline also acquired 4,000,000 shares of the Company's common stock from the Company's former majority stockholder and other current stockholders. The Company also agreed to sell its remaining interest in Softline comprising 19,876,000 shares to Hosken for cash and recognized a gain of $4,388,389 on the sale of the shares.

        IBIS is a UK-based software development company specializing in the construction and heavy equipment rental industries, and Anniston holds the trademark for the "SULUS" range of software products sold by IBIS. The acquisition of IBIS and Anniston was accounted for using the purchase method of accounting. The Company recorded $5,160,621 in excess of cost over fair value of net assets acquired which is being amortized on a straight-line basis over twenty years. The results of operations for IBIS for the six months ended March 31, 1998 have been included in the consolidated results of the Company.

        The assets acquired and liabilities assumed were as follows:

               Cash                                                $    542,870
               Other current assets                                     812,994
               Furniture and fixtures                                   202,044
               Software costs                                         2,452,000
               Goodwill                                               5,160,621
               Current liabilities                                   (1,670,529)
                                                                   -------------

                  PURCHASE PRICE                                   $  7,500,000
                                                                   =============

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Acquisition
        -----------
        Effective March 2, 1998, IBIS acquired certain assets of Multisoft Financial Systems Limited ("Multisoft"), a wholly-owned subsidiary of The Sage Group Plc. The purchase price for the assets was (pound)3,863,000 ($6,478,251). The assets consisted principally of customer contracts. The acquisition was accounted for using the purchase method of accounting. The Company recorded $6,315,687 in excess of cost over fair value of net assets acquired which is being amortized on a straight-line basis over twenty years. The operations of Multisoft from March 2, 1998 have been consolidated with those of the Company.

        The assets acquired were as follows:

               Furniture and fixtures                              $    162,564
               Goodwill                                               6,315,687
                                                                   -------------

                  PURCHASE PRICE                                   $  6,478,251
                                                                   =============

        Summary pro forma results of operations for the Company, assuming that the results of operations of Multisoft had been consolidated with those of the Company, are listed below:
                                                    Six Months Ended March 31,
                                                   ----------------------------
                                                        1998           1997
                                                   -------------  -------------

               Statement of operations
                  Net sales                        $ 18,062,653   $  6,676,587
                  Gross profit                     $ 11,237,546   $  4,783,642
                  Operating income                 $  4,275,676   $  1,529,989
                  Net income                       $  6,429,773   $  1,320,993
                  Basic earnings per share         $       0.23   $       0.10
                  Diluted earnings per share       $       0.21   $       0.08

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

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Cash Equivalents
        ----------------
        For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of interest bearing accounts with maturities of one week or less. The amortized cost of the investments approximates their fair value.

        Inventories
        -----------
        Inventories consist of finished goods and are stated at the lower of cost or market, cost generally being determined on a first-in, first-out basis.

        Furniture and Equipment
        -----------------------
        Furniture and equipment are stated at cost. Depreciation and amortization are being provided using the straight-line and accelerated methods over the estimated useful lives as follows:

               Automobiles                                               7 years
               Computer equipment                                        4 years
               Furniture and fixtures                              7 to 10 years
               Leasehold improvements              life of the related assets or
                                     the term of the lease, whichever is shorter

        Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.

        Excess of Cost over Fair Value of Net Assets Acquired
        -----------------------------------------------------
        Excess of cost over fair value of net assets acquired arising from the Company's acquisitions of Divergent, IBIS, and Multisoft is amortized over twenty years using the straight-line method. The Company periodically reviews this asset to determine its recoverability.

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

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Capitalized Software
        --------------------
        Capitalized software includes amounts paid to develop the Company's computer training courses and to develop the accounting software for retail establishments. These costs are amortized over five and ten years, respectively, using the straight-line method.

        Earnings per Share
        ------------------
        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

        Income Taxes
        ------------
        The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

        Accounting Pronouncements
        -------------------------
        The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the impact, if any, the adoption of SFAS No. 130 will have on its financial position or results of operations.

        The FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," issued by FASB, which is effective for financial statements with fiscal years beginning after December 31, 1997. This statement establishes standards for the way that public entities report selected information about operating segments, products, and services, geographic areas, and major customers in interim and annual financial reports. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its financial position or results of operations.

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

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

NOTE 2 - CASH

        The Company maintains cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 1998, the uninsured portion of these balances held at financial institutions aggregated to $8,036,550. The Company also had funds totaling $6,087,161 in non-United States financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 3 - FURNITURE AND EQUIPMENT

        Furniture and equipment at March 31, 1998 consisted of the following:

               Automobiles                                        $     140,659
               Computer equipment                                       915,269
               Furniture and fixtures                                   248,252
               Leasehold improvements                                    67,774
                                                                  -------------

                                                                      1,371,954
               Less accumulated depreciation and amortization           486,678
                                                                  --------------
                  TOTAL                                           $     885,276
                                                                  =============

NOTE 4 - CAPITALIZED SOFTWARE

        Capitalized software at March 31, 1998 consisted of the following:

               Training software                                  $      86,575
               Point-of-sale software                                13,625,562
                                                                  -------------

                                                                     13,712,137
               Less accumulated amortization                          1,357,766
                                                                  -------------

                  TOTAL                                           $  12,354,371
                                                                  =============

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

NOTE 5 - RELATED PARTIES

        The loans due to stockholder of $14,552 are unsecured with no stated maturity date, with interest generally at prime (8.5% at March 31, 1998) plus 1.2% per annum, but is forgiven from time to time by the stockholders. Interest paid under these loans for the six months ended March 31, 1998 and 1997 was approximately $0 and $30,239 (unaudited), respectively.

        Included in prepaid expenses and other current assets at March 31, 1998 is an amount due from an officer of Divergent in the amount of $141,584. The amount was repaid by the employee in April 1998.

        Included in accrued expenses at March 31, 1998 is $430,000 due to a significant stockholder of the Company to reimburse the stockholder for shares that were to be used as security for a loan. (See additional discussion in Note 10.)

        The office space for the Company's Sydney office is leased from an officer of Divergent. During the six months ended March 31, 1998, the Company paid AUS $90,000 in rent to this related party.

NOTE 6 - COMMITMENTS

        Operating Leases
        ----------------
        The Company leases facilities for its corporate offices in San Diego, California under a long-term lease agreement through June 2000. The Company's Australian subsidiary leases facilities in Australia under long-term lease agreements through October 2006. The Company's subsidiary in the United Kingdom leases automobiles and facilities in the United Kingdom under long-term lease agreements through January 2003. Future annual minimum lease payments for non-cancelable operating leases are summarized as follows:

               Year Ending
                 March 31,
               -----------
                  1999                                            $     274,642
                  2000                                                  266,977
                  2001                                                  200,179
                  2002                                                  189,355
                  2003                                                  171,775
                  Thereafter                                            426,539
                                                                  -------------

                      TOTAL                                       $   1,529,467
                                                                  =============

        Rent expense was $166,849 and $110,663 (unaudited) for the six months ended March 31, 1998 and 1997, respectively.

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS (CONTINUED)

        Line of Credit
        --------------
        Divergent has a line of credit of AUS $1,000,000, none of which was outstanding at March 31, 1998.

NOTE 7 - COMMON STOCK, STOCK OPTIONS, AND WARRANTS

        Issuance of Common Shares
        -------------------------
        As discussed above in Note 1, during the six months ended March 31, 1998, the Company sold 7,536,000 shares of common stock at $1.50 per share as part of the change in control of the Company.

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

        The following summarizes the Company's stock option transactions under the stock option plan:
                                                                        Weighted
                                                                         Average
                                                           Shares Under Exercise
                                                              Option      Price
                                                           ------------ --------
               Options outstanding, September 30, 1996         412,310  $  0.54
               Expired/canceled                                (22,000) $  1.75
               Granted                                         226,000  $  1.75
               Exercised                                        (5,000) $  0.75
                                                         -------------

               Options outstanding, September 30, 1997         611,310  $  0.94
               Granted                                         161,300  $  2.80
                                                         -------------

                  OPTIONS OUTSTANDING, MARCH 31, 1998          772,610  $  1.33
                                                         =============

        At March 31, 1998, all of the options were exercisable.

        In addition to options issued pursuant to the stock option plan mentioned above, the Company has issued additional options to employees, consultants, and unrelated third parties. The following summarizes the Company's other stock option transactions:

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

NOTE 7 - COMMON STOCK, STOCK OPTIONS, AND WARRANTS (CONTINUED)

        Stock Option Plan (Continued)
        -----------------------------

                                                                                   Weighted
                                                                                   Average
                                                                  Shares Under     Exercise
                                                                     Option         Price
                                                                  -------------  -----------
               Options outstanding, September 30, 1996                 950,000   $     0.70
               Granted                                               2,470,000   $     1.93
               Exercised                                              (800,000)  $     1.25
                                                                  -------------

               Options outstanding, September 30, 1997               2,620,000   $     1.44
               Expired/canceled                                        (15,000)  $     0.75
               Granted                                               3,039,100   $     2.01
               Exercised                                              (267,400)  $     1.38
                                                                  -------------

                  OPTIONS OUTSTANDING, MARCH 31, 1998                5,376,700   $     1.77
                                                                  =============

        At March 31, 1998, all of the options were exercisable.

        During the six months ended March 31, 1998, the Company recognized expense of $318,366 resulting from options granted during the period.

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

                                                    Six Months Ended March 31,
                                                  ------------------------------
                                                        1998            1997
                                                  --------------  --------------
                                                                     (unaudited)
               Net income
                  as reported                     $   5,818,967   $     563,217
                  pro forma                       $   5,674,923   $     453,257
               Basic earnings per share
                  as reported                     $        0.21   $        0.04
                  pro forma                       $        0.20   $        0.03
               Diluted earnings per share
                  as reported                     $        0.19   $        0.04
                  pro forma                       $        0.18   $        0.03

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

NOTE 7 - COMMON STOCK, STOCK OPTIONS, AND WARRANTS (CONTINUED)

        Stock Option Plan (Continued)
        -----------------------------
        These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before October 1, 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended March 31, 1998: dividend yield of 0%; expected volatility of 83%; risk-free interest rate of 5.5%; and expected life of 1 to 2.5 years. The weighted-average fair value of options granted during the six months ended March 31, 1998 was $1.03, the weighted-average exercise price was $2.80, and the weighted-average stock price at the date of the grant was $2.92.

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

        Warrants
        --------
        From the sale of units from the Company's initial public offering, the Company has outstanding 1,000,000 warrants to purchase one share of common stock with an exercise price of $7.00 per share. The warrants expire two years from the effective date of a post-effective amendment to the Company's registration statement that has yet to be filed. During the six months ended March 31, 1998, the Company retired 975,000 of the warrants for a nominal amount.

NOTE 8 - INCOME TAXES

        The Company and its domestic subsidiaries file a consolidated United States federal income tax return. Foreign subsidiaries file separate corporate income tax returns in their respective countries.

        The components of income before provision for income taxes and the current and deferred components of the provision for income taxes at March 31, 1998 were as follows:

               Income before provision for income taxes
                  United States                                   $   3,577,485
                  Foreign                                             4,553,225
                                                                  -------------

                      TOTAL                                       $   8,130,710
                                                                  =============

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES (CONTINUED)

               Income tax provision
                  Current
                      United States federal                        $    150,288
                      Foreign                                         1,437,809
                      State                                             126,675
                                                                   -------------

                                                                      1,714,772
                                                                   -------------
                  Deferred
                      United States federal                             458,405
                      Foreign                                           (13,189)
                      State                                             151,755
                                                                   -------------

                                                                        596,971
                                                                   -------------

                          TOTAL PROVISION                          $  2,311,743
                                                                   =============

        The components of the Company's deferred tax assets and liabilities at March 31, 1998 were as follows:

               Deferred tax assets
                  Allowance for doubtful accounts                  $    127,229
                  State taxes                                            73,669
                  Accrued expenses                                       38,792
                                                                   -------------

                      TOTAL DEFERRED TAX ASSETS                    $    239,690
                                                                   =============

               Deferred tax liabilities
                  Depreciation and amortization                    $    684,694
                  Other                                                  35,770
                                                                   -------------

                      TOTAL DEFERRED TAX LIABILITIES               $    720,464
                                                                   =============

        The valuation allowance decreased by $782,000 from September 30, 1997 to March 31, 1998.

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES (CONTINUED)

        The difference between the actual provision and the amount computed at the statutory United Stated federal income tax rate of 34% for 1998 is attributable to the following:

               Total provision computed at statutory rate                  34.0%
               Non-deductible items                                         3.8
               Decrease in valuation allowance                             (8.0)
               Foreign income taxed at different rates                     (3.7)
               State income tax, net of federal tax benefit                 2.9
               Other                                                       (0.6)
                                                                     -----------

                      TOTAL PROVISION FOR INCOME TAXES                     28.4%
                                                                     ===========

NOTE 9 - EARNINGS PER SHARE

        Earnings per share for the six months ended March 31, 1998 and 1997 was as follows:

                                                    For the Six Months Ended March 31, 1998
                                                  -------------------------------------------
                                                     Income         Shares       Per Share
                                                   (Numerator)   (Denominator)     Amount
                                                  -------------  -------------  -------------
               Basic EPS
                  Income available to common
                      stockholders                $  5,818,967     27,768,239   $       0.21

               Effect of dilutive securities
                  Options                                    -      3,277,647
                                                  -------------  -------------

               DILUTED EPS
                  INCOME AVAILABLE TO COMMON
                      STOCKHOLDERS PLUS
                      ASSUMED CONVERSIONS         $  5,818,967     31,045,886   $       0.19
                                                  =============  =============

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

NOTE 9 - EARNINGS PER SHARE (CONTINUED)

                                                    For the Six Months Ended March 31, 1997
                                                                   (unaudited)
                                                 ----------------------------------------------
                                                     Income           Shares       Per Share
                                                  (Numerator)     (Denominator)      Amount
                                                 --------------  --------------  --------------
               Basic EPS
                  Income available to common
                      stockholders               $     563,217       13,782,125  $        0.04

               Effect of dilutive securities
                  Options                                    -        2,098,451
                                                 --------------   --------------

               DILUTED EPS
                  INCOME AVAILABLE TO COMMON
                      STOCKHOLDERS PLUS
                      ASSUMED CONVERSIONS        $     563,217       15,880,576   $       0.04
                                                 ==============   ==============


NOTE 10 - LEGAL PROCEEDINGS

        On November 26, 1996, the Company obtained a preliminary injunction in the United States District Court (Southern District of California) (the "District Court") against certain defendants in order to prevent the transfer of any of the 2,000,000 shares of the Company's common stock that had been delivered to the principal defendant in contemplation of a loan to be secured by a pledge of stock. The loan was not funded, and the stock should have been returned to the majority stockholder of the Company.

        The Company alleges that the principal defendant failed to hold the shares in trust and instead transferred the shares to third parties who began to trade the restricted shares in violation of the principal defendant's representations and obligations to the Company and its majority stockholder. Based on the above allegations, the Company had filed a lawsuit in the District Court against certain of the above defendants for breach of contract, common law fraud, and conversion, as well as for violations of federal securities statutes.

        The Company has been successful in obtaining court orders accounting for all shares forming the subject matter of the action. Subsequent to March 31, 1998, the Company obtained judgment against certain defendants, jointly and severally, for payment in the sum of $937,500. The Company has obtained a default judgment against another defendant for damages in the sum of $967,500. The Company expects to dismiss the lawsuit with respect to all other defendants within the next month. These amounts have not been recorded by the Company and will be recorded when the payments are received.

                                            SVI HOLDINGS, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1998

--------------------------------------------------------------------------------

NOTE 10 - LEGAL PROCEEDINGS (CONTINUED)

        At March 31, 1998, the Company had recorded a liability in the amount of $430,000 to reimburse a significant stockholder of the Company for 215,000 shares that were part of the 2,000,000 shares delivered to the principal defendant. These 215,000 shares were sold to third parties in bona fide transactions and were not returned to the Company's then majority stockholder. The Company will use a portion of the payments to reimburse the significant stockholder.