Form 10QSB
period 1998-06-30
SVI HOLDINGS INC
filed 1998-07-20
CIK 866535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                       June 30, 1998

Commission file Number                               0-23049

                               SVI Holdings, Inc.
            --------------------------------------------------------
            (Exact name of registrant as specified in its charter.)

             Nevada                                  84-1131608
  -------------------------------                -------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)

               7979 Ivanhoe Avenue, Suite 500, La Jolla, CA 92037
               --------------------------------------------------
               (Address of principal executive offices (Zip Code)

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

     Common Stock, $0.0001 Par Value - 28,233,684 shares as of July 15, 1998.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements


                   SVI HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET


                                                                                     June 30,             March 31,
                                                                                       1998                  1998
                                                                                   -------------        -------------
                                                                                    (unaudited)
                                     Assets
Current assets
       Cash and cash equivalents                                                   $ 12,907,675         $ 14,468,578
       Accounts receivable, net of allowance for doubtful accounts of
            $445,222 at June 30, 1998 and $342,537 at March 31, 1998                  5,799,278            3,214,402
       Inventories                                                                      343,886              326,807
       Prepaid expenses and other current assets                                      1,012,743              388,456
                                                                                  --------------        -------------
            Total current assets                                                     20,063,582           18,398,243

Furniture and equipment, net of accumulated depreciation of $717,900
       at June 30, 1998 and $486,678 at March 31, 1998                                1,261,130              885,276
Deferred tax asset                                                                      225,011              239,690
Capitalized software, net of accumulated amortization of $1,940,860 at
       June 30, 1998 and $1,357,766 at March 31, 1998                                12,479,213           12,354,371
Excess of cost over fair value of net assets acquired, net of accumulated amortization of $507,655 at June 30, 1998 and $313,183 at
       March 31, 1998                                                                14,671,876           14,586,102
Other Assets                                                                             40,107               16,974
                                                                                  --------------        -------------

                   Total assets                                                    $ 48,740,919         $ 46,480,656
                                                                                   =============        =============

                  Liabilities and Stockholders' Equity
Current Liabilities
       Accounts payable                                                             $ 1,991,397          $ 3,520,223
       Accrued expenses                                                               4,871,608            2,477,699
       Income taxes payable                                                           1,704,511            2,637,424
                                                                                  --------------        -------------
            Total current liabilities                                                 8,567,516            8,635,346

Long-term liabilities                                                                         -               35,299
Deferred tax liability                                                                  713,709              720,464
Due to Stockholders                                                                           -               14,552
                                                                                  --------------        -------------
            Total liabilities                                                         9,281,225            9,405,661
                                                                                  --------------        -------------

Stockholders' Equity
       Preferred stock, $.0001 par value; 5,000,000 shares
            authorized; none issued and outstanding                                           -                    -
       Common stock, $.0001 par value; 50,000,000 shares authorized;
            28,233,684 and 28,146,684 issued and outstanding at
            June 30, 1998 and March 31, 1998, respectively                                2,823                2,815
       Additional paid-in capital                                                    33,591,231           33,137,939
       Retained earnings                                                              6,415,578            4,299,994
       Cumulative foreign currency translation adjustment                              (549,938)            (365,753)
                                                                                  --------------        -------------
            Total stockholders' equity                                               39,459,694           37,074,995
                                                                                  --------------        -------------

                   Total Liabilities and Stockholders' Equity                      $ 48,740,919         $ 46,480,656
                                                                                   =============        =============

The accompanying notes are an integral part of these financial statements.


                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended June 30,
                                                                         1998                 1997
                                                                     ------------         ------------
Net sales                                                            $ 8,495,436          $ 2,328,667

Cost of goods sold                                                     1,633,095              618,203
                                                                     ------------         ------------
       Gross profit                                                    6,862,341            1,710,464

Selling, general and administrative expenses                           4,301,982            1,424,462
                                                                     ------------         ------------
       Income from operations                                          2,560,359              286,002
                                                                     ------------         ------------
Other income (expenses)
       Interest income                                                   174,935               15,656
       Other income                                                       36,584                9,289
       Interest expense                                                  (19,064)             (38,789)
       Gain on sale of Softline shares                                         -            3,598,995
       Foreign exchange gain                                              14,072                    -
                                                                     ------------         ------------
             Total other income (expense)                                206,527            3,585,151
                                                                     ------------         ------------
       Income before provision for income taxes                        2,766,886            3,871,153

Income taxes provision                                                   651,302              124,961
                                                                     ------------         ------------
       Net income from continuing operations                           2,115,584            3,746,192

Loss from discontinued operations                                              -             (108,084)
                                                                     ------------         ------------
       NET INCOME                                                    $ 2,115,584          $ 3,638,108
                                                                     ============         ============

BASIC EARNINGS PER SHARE:
       Continuing operations                                              $ 0.08               $ 0.26
       Discontinued operations                                              -                   (0.01)
                                                                     ------------         ------------
             Total                                                        $ 0.08               $ 0.25
                                                                     ============         ============

DILUTED EARNINGS PER SHARE:
       Continuing operations                                              $ 0.07               $ 0.23
       Discontinued operations                                              -                   (0.01)
                                                                     ------------         ------------
             Total                                                        $ 0.07               $ 0.22
                                                                     ============         ============

Weighted-average common shares outstanding:
       Basic                                                          28,189,640           14,361,866
                                                                     ============         ============

       Diluted                                                        31,459,807           16,054,606
                                                                     ============         ============

The accompanying notes are an integral part of these financial statements.


                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended June 30,
                                                                                    1998                 1997
                                                                                -------------        -------------
Cash flows from operating activities:
       Net income from continuing operations                                    $  2,115,584         $  3,746,192
       Net loss from discontinued operations                                               -             (108,084)
       Adjustments to reconcile net income (loss) to
           net cash provided (used) by operating activities:
           Depreciation and amortization                                             630,750               90,633
           Compensation expense                                                      240,000                    -
           Changes in deferred taxes                                                   7,924                    -
           Gain on sale of Softline Limited shares                                         -           (3,598,995)
       (Increase) decrease in:
           Accounts receivable                                                    (2,559,103)            (307,034)
           Inventories                                                               (17,079)              90,279
           Prepaid expenses and other current assets                                (624,287)             169,761
           Deposits and other assets                                                 (23,133)                   -
       Increase (decrease) in:
           Accounts payable and accrued expenses                                    (557,084)           1,011,712
                                                                                -------------        -------------
Net cash provided (used) by operating activities                                    (786,428)           1,094,464
                                                                                -------------        -------------

Cash flows from investing activities
       Purchase of furniture and equipment                                          (247,572)             (66,603)
       Proceeds from sale of Softline Limited shares                                       -            5,597,409
       Purchase of capitalized software                                             (104,616)                   -
       Acquisition of Todds of Lincoln                                              (411,077)                   -
       Acquisition of Chapman Computers                                                    -             (784,000)
                                                                                -------------        -------------
Net cash provided (used) by investing activities                                    (763,265)           4,746,806
                                                                                -------------        -------------

Cash flows from financing activities:
       Sale of common stock                                                                -            1,144,585
       Decrease in due to stockholders, net                                          (40,325)            (944,602)
       Repayment of note payable                                                           -           (5,339,026)
       Increase in short term loans                                                        -             (199,711)
       Stock options exercised                                                       213,300                    -
                                                                                -------------        -------------
Net cash provided (used) by financing activities                                     172,975           (5,338,754)
                                                                                -------------        -------------

Cumulative translation adjustment                                                   (184,185)              (4,201)
                                                                                -------------        -------------

       Net increase (decrease) in cash                                            (1,560,903)             498,315
Cash and cash equivalents, beginning of period                                    14,468,578              216,452

                                                                                -------------        -------------
Cash and cash equivalents, end of period                                        $ 12,907,675         $    714,767
                                                                                =============        =============

Supplemental disclosure of cash flow information:
       Interest paid                                                            $     19,064         $     38,789

       Income taxes paid                                                        $  1,488,510         $          -

Supplemental schedule of non-cash investing and financing activities:
The Company acquired Triple-S Limited by incurring
       a short-term liability                                                   $    453,955         $          -

The accompanying notes are an integral part of these financial statements.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Organization and Basis of Preparation

The accompanying consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting policies followed by the Company are described in the notes to the financial statements in its Transition Report on Form 10-KSB for the six months ended March 31, 1998. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-KSB for the six months ended March 31, 1998.

Certain numbers in the comparative period ended June 30, 1997 have been restated to reflect compliance with Financial Accounting Standards opinions effective subsequent to June 30, 1997.

The results of operations for the three months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

Note B - Acquisitions and Related Parties

Effective April 1, 1998, Divergent Technologies Pty. Ltd., a wholly-owned subsidiary located in Australia, acquired Triple-S Computers Pty. Limited ("Triple-S") of Cape Town, South Africa, by assignment from the Company's majority stockholder, for the consideration of R 3,200,000 (US$ 635,000). Triple-S develops and installs computerized point of sale retail systems throughout southern Africa.

Effective April 1, 1998, IBIS Systems Pty. Ltd., a wholly-owned subsidiary located in United Kingdom, acquired the service division of Todds of Lincoln Limited for the consideration of 125,000 pounds (US$ 210,000) and 52,000 shares of the Company's common stock. Under the terms of the purchase agreement, Todds of Lincoln is entitled to additional consideration based on pre-tax net income for the acquired assets for the fiscal year ending March 31, 1999. The deferred consideration will be paid in cash and in shares of the Company's common stock.

The results of operations for these acquisitions for the quarter ended June 30, 1998 have been included in the consolidated results of the Company. Because of the small size of these acquisitions, no supplemental reporting is presented.

Note C - Stock Option Plan

Effective April 1, 1998, the Company amended its incentive stock option plan to increase the number of shares available for issuance from 1,000,000 to 1,500,000. Also effective April 1, 1998, the Company granted options under the stock option plan for 412,375 shares at a weighted average exercise price of $3.24 per share.

The Company recognized expenses of $240,000 resulting from options granted during the quarter ended June 30, 1998.

Note D.      Earnings Per Share

             Earnings per share for the quarters ended June 30, 1998 and 1997 were as follows:

                                                             For the quarter ended June 30, 1998
                                                                          (Unaudited)
                                                        ---------------------------------------------
                                                          Income            Shares         Per Share
                                                        (Numerator)     (Denominator)        Amount
                                                        -----------     -------------        ------
             Basic EPS
                  Income available to common
                      stockholders                      $ 2,115,584       28,189,640       $    0.08

                  Effect of dilutive securities
                      options                                   -          3,270,167
                                                        -----------------------------

             Diluted EPS
                  Income available to common
                      stockholders plus assumed
                      conversions                       $ 2,115,584       31,459,807       $    0.07
                                                        =============================


                                                             For the quarter ended June 30, 1997
                                                                         (Unaudited)

                                                          Income            Shares         Per Share
                                                        (Numerator)     (Denominator)        Amount
                                                        -----------     -------------        ------
             Basic EPS
                  Income available to common
                      stockholders                      $ 3,638,108       14,361,866       $   0.25

                  Effect of dilutive securities
                      options                                   -          1,692,740
                                                        -----------------------------

             Diluted EPS
                  Income available to common
                      stockholders plus assumed
                      conversions                       $ 3,638,108       16,054,606       $   0.22
                                                        =============================



Item 2. Management's Discussion and Analysis

Introduction

SVI Holdings, Inc. (the "Company") is a provider of computer and information technology services to specialty industries in domestic and international markets. The Company is a holding company and operates solely through its wholly-owned subsidiaries. The Company currently has three major operating subsidiaries which offer products and services in the following businesses: point of sale and retail management computer systems; PC courseware and skills assessment products; software applications for the construction and heavy equipment leasing industries; and general financial applications.

On July 8, 1998, the Company's common stock was approved for listing on the American Stock Exchange under the symbol "SVI".

Effective April 1, 1998, the Company's United Kingdom subsidiary, IBIS Systems Pty. Ltd. ("IBIS"), acquired the computer service division of Todds of Lincoln Limited for 125,000 British pounds (US$210,000) and 52,000 shares of the Company's common stock. Under the terms of the purchase agreement, Todds of Lincoln is entitled to additional consideration based on pre-tax net income for the acquired assets for the fiscal year ending March 31, 1999. The deferred consideration will be paid in cash and in shares of the Company's common stock. This acquisition has enhanced IBIS's customer base in the U.K.

Effective April 1, 1998, a wholly-owned subsidiary of the Company's Divergent Technologies Pty. Ltd. ("Divergent") subsidiary, acquired Triple-S Computers Pty. Limited ("Triple-S") of Cape Town, South Africa. The acquisition was by assignment of the acquisition agreement from Softline Limited and a wholly-owned subsidiary of Softline Limited. Softline Limited beneficially owns approximately 62 percent of the Company's common stock. Triple-S develops and installs computerized point of sale retail systems throughout southern Africa. The Company reimbursed Softline Limited for the 3,200,000 South African Rand (US$635,000) paid by Softline Limited for Triple-S. This acquisition has allowed Divergent to expand its operations to the African continent.

Effective April 1, 1998, the Board of Directors approved an amendment to the Company's Incentive Stock Option Plan (the "Plan") increasing the number of shares of common stock authorized under the Plan to 1,500,000 from 1,000,000. On the same date, the Company granted options under the Plan for 347,000 shares of common stock at an exercise price of $3.00 per share and 65,375 shares at an exercise price of $4.54 per share.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this report regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, competition, fluctuations in currency exchange rates, the demand for the Company's products and services internationally, especially in the United Kingdom, Australia and South Africa, and other risk factors identified from time to time in the Company's filings with the Securities and Exchange Commission. The Company urges readers to review the risk factors listed in the Company's Transition Report on Form 10-KSB for the six months ended March 31, 1998. The Company undertakes no obligation to release publicly any revisions to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Results of operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to sales:


                                                                       Three months ended June 30,
                                                        ----------------------------------------------------------
                                                                  1998                           1997
                                                          Amount      Percentage          Amount       Percentage
                                                        -------------------------       --------------------------

Net sales                                               $ 8,495,000          100%       $ 2,329,000           100%

Cost of goods sold                                        1,633,000           19%           618,000            27%
                                                        -------------------------       --------------------------

     Gross profit                                         6,862,000           81%         1,711,000            73%

Selling, general and administrative
     expenses                                             4,302,000           51%         1,425,000            61%
Other income (excluding gain on
     sale of Softline Limited shares)                       207,000            2%           (14,000)           -1%
                                                        -------------------------       --------------------------

     Income before income taxes                           2,767,000           33%           272,000            12%

Income tax provision                                        651,000            8%           125,000             5%
                                                        -------------------------       --------------------------

     INCOME FROM CONTINUING OPERATIONS                    2,116,000           25%           147,000             6%

Gain on sale of Softline Limited shares                           -            0%         3,599,000           155%

Discontinued operations                                           -            0%          (108,000)           -5%
                                                        -------------------------       --------------------------

     NET INCOME                                         $ 2,116,000           25%       $ 3,638,000           156%
                                                        =========================       ==========================

BASIC EARNINGS PER SHARE:
     Continuing operations                              $      0.08                     $      0.01
     Gain on sale of Softline Limited shares                      -                            0.25
     Discontinued operations                                      -                           (0.01)
                                                        ------------                    ------------
                                                        $      0.08                     $      0.25
                                                        ============                    ============

DILUTED EARNINGS PER SHARE:
     Continuing operations                              $      0.07                     $      0.01
     Gain on sale of Softline Limited shares                      -                            0.22
     Discontinued operations                                      -                           (0.01)
                                                        ------------                    ------------
                                                        $      0.07                     $      0.22
                                                        ============                    ============

The Company reports a consolidated net income of $2,116,000 and $3,638,000 for the quarters ended June 30, 1998 and 1997, respectively. The results for the quarter ended June 30, 1997 included a gain of $3,599,000 from the sale of Softline Limited ("Softline") shares and a loss of $108,000 from discontinued operations. Income from continuing operations (excluding these non-recurring items) for the quarter ended June 30, 1997 was $147,000. The quarter ended June 30, 1998 results therefore represent an increase of $1,969,000, or 1339%, in net income from continuing operations, compared to the quarter ended June 30, 1997.

Net sales increased by $6,166,000, or 265%, for the three months ended June 30, 1998 to $8,495,000, compared to $2,329,000 for the comparable period ended June 30, 1997. This increase is primarily attributable to the following:

      - Inclusion in net sales of $4,250,000 generated from IBIS Systems Pty. Ltd., which was acquired in October 1997; and

      -        An increase in net sales generated by Divergent Technologies Pty.
               Ltd. of $1,795,000 for the quarter ended June 30, 1998 in comparison to the same period of 1997.

Cost of goods sold for the quarters ended June 30, 1998 and 1997 were $1,633,000 and $618,000, respectively. The $1,015,000, or 164%, increase resulted from the increase in related sales. Gross profit increased $5,151,000, or 301%, to $6,862,000 in the 1998 period compared to $1,711,000 in the 1997 period. Gross profit increased as a percentage of sales from 73% in the 1997 period to 81% for the 1998 period, primarily due to the inclusion of higher profit margin sales of IBIS and a greater proportion of revenues from higher margin service components of customer contracts.

Selling, general and administrative expenses for the three months ended June 30, 1998 were $4,302,000 compared to $1,425,000 for the same period ended June 30, 1997, an increase of $2,877,000, or 202%. The increase in expenses is due to growth in the Company's operations. Selling, general and administrative expenses have declined as a percentage of sales to 51% for the quarter ended June 30, 1998 from 61% for the comparable quarter in 1997. This decrease reflects the Company's increased ability to absorb overhead as a result of the increased scale of the consolidated operations. The Company expects selling, general and administrative expenses to continue to decline as a percentage of net sales through further realization of economies of scale as the Company further implements its growth strategy.

Pre-tax income from continuing operations (excluding the sale of Softline Limited shares) increased by $2,495,000, or 917%, to $2,767,000 for the quarter ended June 30, 1998 from $272,000 for the comparable period in 1997. The increase is primarily due to the acquisition of IBIS and increases in sales from the existing subsidiaries.

For the quarter ended June 30, 1997, the Company recorded a gain of $3,599,000 on the sales of Softline Limited shares. The sale of the Softline Limited shares yielded proceeds of $5,597,000.

Basic earnings per share for the quarters ended June 30, 1998 and 1997 were $0.08 and $0.25 per share, respectively. The basic earnings per share for the quarter ended June 30, 1997 included $0.25 per share from the sale of Softline shares and ($0.01) per share for the loss from discontinued operations. Without these non-recurring items, the basic earnings per share would have increased by $0.07 per share to $0.08 per share for the quarter ended June 30, 1998 from $0.01 per share for the comparable quarter in 1997.

Diluted earnings per share for the quarters ended June 30, 1998 and 1997 were $0.07 and $0.22 per share, respectively. The quarter ended June 30, 1997 diluted earnings per share included $0.22 per share from the sale of Softline shares and ($0.01) for the loss from discontinued operations. Without these non-recurring items, the diluted earnings per share would have increased by $0.06 per share to $0.07 per share for the three months ended June 30, 1998 from $0.01 per share for the comparable period in 1997.

Liquidity and Capital Resources

At June 30, 1998, the Company had cash of $12,908,000, a decrease of $1,561,000 from $14,469,000 of cash at March 31, 1998. The most significant use of cash was income tax payments of $1,489,000.

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

PART II. - OTHER INFORMATION

Item 1.           Legal Proceedings

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

The Company has alleged that Claudav Holdings Ltd. B.V., then the Company's majority stockholder, in the course of seeking a loan from a prospective lender, transferred a significant number of the Company's shares held by that majority stockholder to Park Financial. The shares were to be held in trust by Park

Financial until the loan was funded and then held by Park Financial as a pledge holder. The Company alleges that Park Financial failed to hold the shares in trust and instead sold or otherwise transferred the shares to third parties who began to trade the restricted shares in violation of Park Financial's representations and obligations to the Company and its majority stockholder. Based on the above allegations, the Company has filed a lawsuit in the District Court against certain of the above defendants for breach of contract, common law fraud, and conversion, as well as for violations of federal securities statutes.

The Company has been successful in obtaining court orders accounting for all shares forming the subject matter of the transaction. The Company has obtained judgment against defendants Park Financial, Edwin Wood, Donna Dickenson and Kathryn Jones, jointly and severally, for payment in the sum of $937,500. The Company has obtained a default judgment against Banque de Petite Martinique for damages in the sum of $967,500. The Company expects to dismiss the lawsuit with respect to all other defendants upon return of the final 50,000 shares held by Bear Stearns & Co.

Item 2.  Changes in Securities

On June 9, 1998, the Company issued 52,000 shares to Todds of Lincoln Limited as partial consideration for the purchase of the service division of that company by IBIS.

In the quarter ended June 30, 1998, Donald Radcliffe, a director, exercised an option to purchase 35,000 shares of common stock at an exercise price of $0.30 for a total exercise price of $10,500.

These transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibits 2.1 to 2.6, 3.2 and 10.02 to 10.14 included in the Company's report on Form 10-KSB for the transition period ended March 31, 1998 are incorporated herein by reference.

Exhibit                  Description
-------                  -----------

10.1              Incentive Stock Option Plan, as amended April 1, 1998.

10.2              Assignment and Assumption of Acquisition Agreement dated
                  April 1, 1998.

27                Financial Data Schedule.

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K/A on May 22, 1998 providing the required financial data on the acquisition of certain assets of Multisoft Financial Systems Limited through the Company's wholly-owned IBIS subsidiary.

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SVI Holdings, Inc.
                                   Registrant

                                   /s/ David L. Reese
                                   -------------------------------
Date: July 20, 1998                David L. Reese
                                   Chief Financial Officer

                                   Signing on behalf of the registrant and as principal financial officer.