Form 10QSB
period 1998-09-30
SVI HOLDINGS INC
filed 1998-10-30
CIK 866535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                       September 30, 1998

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

     Common Stock, $0.0001 Par Value - 29,308,684 shares as of October 15, 1998.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements


                 SVI HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET

                                                                                SEPTEMBER 30,
                                                                                    1998             MARCH 31,
                               ASSETS                                           (unaudited)             1998
                                                                                -------------      -------------
Current Assets:
     Cash and cash equivalents                                                  $ 10,473,226       $ 14,468,578
     Accounts receivable, net of allowance for doubtful accounts
             of $466,603 at September 30, 1998 and $342,537 at March 31, 1998      6,130,595          3,214,402
     Other receivables                                                               935,925                  -
     Inventories                                                                     239,348            326,807
     Prepaid expenses and other current assets                                     1,147,883            388,456
                                                                                -------------      -------------
          Total current assets                                                    18,926,977         18,398,243

Furniture and equipment, net of accumulated depreciation of
       $1,335,485 at September 30, 1998 and $486,678 at March 31, 1998             1,507,497            885,276
Capitalized software, net of accumulated amortization of
       of $2,370,411 at September 30, 1998 and $1,357,766 at March 31, 1998       13,601,527         12,354,371
Goodwill, net of accumulated amortization of $688,198 at September
       30, 1998 and $313,183 at March 31, 1998                                    15,024,095         14,586,102
Not-to-compete agreement, net of accumulated amortization of
       $80,284 at September 30, 1998                                               1,845,721                  -
Deferred tax asset                                                                   406,935            239,690
Other assets                                                                          14,948             16,974
                                                                                -------------      -------------
                    TOTAL ASSETS                                                $ 51,327,700       $ 46,480,656
                                                                                =============      =============

Current Liabilities
     Accounts payable                                                           $  2,490,126       $  3,520,223
     Accrued expenses                                                              2,972,861          2,477,699
     Income taxes payable                                                          2,685,204          2,637,424
                                                                                -------------      -------------
          Total current liabilities                                                8,148,191          8,635,346

Due to stockholder                                                                         -             14,552
Long-term liabilities                                                                      -             35,299
Deferred tax liability                                                               500,138            720,464
                                                                                -------------      -------------
          Total liabilities                                                        8,648,329          9,405,661
                                                                                -------------      -------------

Stockholders' equity
     Preferred stock, $.0001 par value; 5,000,000 shares
         authorized; none issued and outstanding                                           -                  -
    Common stock, $.0001 par value; 50,000,000 shares authorized;
         28,533,684 and 28,146,684 issued and outstanding at
         September 30, 1998 and March 31, 1998, respectively                           2,853              2,815
    Additional paid-in capital                                                    34,771,477         33,137,939
    Retained earnings                                                              8,695,965          4,299,994
    Cumulative foreign currency translation adjustment                              (790,924)          (365,753)
                                                                                -------------      -------------
          Total stockholders' equity                                              42,679,371         37,074,995
                                                                                -------------      -------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 51,327,700       $ 46,480,656
                                                                                =============      =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               1998                 1997
                                                           ------------         ------------
Net sales                                                  $ 8,100,304          $ 4,175,047

Cost of sales                                                1,474,518            1,266,010
                                                           ------------         ------------
     Gross profit                                            6,625,786            2,909,037

Selling, general and administrative expenses                 4,138,237            1,971,968
                                                           ------------         ------------
     Income from operations                                  2,487,549              937,069

Other income (expense):
     Interest income                                           180,588               15,642
     Other income                                              669,559              (29,438)
     Interest expense                                          (23,198)              10,916
     Equity in earnings of Softline Limited                          -              279,427
     Gain on sale of Softline Limited shares                         -              222,507
     Loss on foreign currency transaction                       (8,471)             (88,137)
                                                           ------------         ------------
     Income before income taxes                              3,306,027            1,347,986

Income tax provision                                         1,023,515              700,901
                                                           ------------         ------------
      NET INCOME                                           $ 2,282,512          $   647,085
                                                           ============         ============

Earnings per share:
      BASIC                                                $      0.08          $      0.04
                                                           ============         ============
      DILUTED                                              $      0.07          $      0.04
                                                           ============         ============

Weighted average common shares outstanding:
      Basic                                                 28,350,532           15,031,458

      Diluted                                               32,659,038           16,290,200


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                               1998                 1997
                                                           -------------       -------------
Net sales                                                  $ 16,571,284        $  6,503,714

Cost of sales                                                 3,113,296           1,884,213
                                                           -------------       -------------
     Gross profit                                            13,457,988           4,619,501

Selling, general and administrative expenses                  8,402,904           3,504,514
                                                           -------------       -------------
     Income from operations                                   5,055,084           1,114,987

Other income (expense):
     Interest income                                            355,345              31,083
     Other income                                               703,377             (20,149)
     Interest expense                                           (42,443)            (27,658)
     Equity in earnings of Softline Limited                           -             279,427
     Gain on sale of Softline Limited shares                          -           3,821,502
     Loss on foreign currency transaction                        (8,471)            (88,137)
                                                           -------------       -------------
     Income before income taxes                               6,062,892           5,111,055

Income tax provision                                          1,666,921             825,862
                                                           -------------       -------------
     NET INCOME                                            $  4,395,971        $  4,285,193
                                                           =============       =============

Earnings per share:
      BASIC                                                $       0.16        $       0.29
                                                           =============       =============
      DILUTED                                              $       0.14        $       0.27
                                                           =============       =============
Weighted average common shares outstanding
      Basic                                                  28,270,526          14,698,492

      Diluted                                                32,158,956          15,963,154


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                                               1998           1997
                                                                          -------------   -------------
Cash flows from operating activities:
     Net income                                                           $  4,395,971    $  4,285,193
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                       1,522,212       1,007,629
         Equity in earnings in Softline Limited                                      -        (279,427)
         Foreign currency transaction loss                                           -          88,137
         Gain on sale of Softline Limited shares                                     -      (3,821,502)
         Stock-based compensation                                              320,277         202,500
         Changes in deferred taxes                                            (207,571)       (116,197)
         Loss on sale of fixed assets                                            6,896               -
     (Increase) decrease in:
         Accounts receivable                                                (2,028,709)       (899,979)
         Inventories                                                           122,277        (774,547)
         Other receivables                                                    (935,925)         90,344
         Prepaid expenses and other current assets                            (681,823)       (104,234)
         Deposits and other assets                                               2,026         (43,881)
     Increase (decrease) in:
         Accounts payable                                                   (1,154,802)      4,890,093
         Accrued expenses                                                   (1,007,361)        233,161
         Other liabilities                                                     (35,299)       (609,467)
         Income taxes payable                                                   47,780       1,025,929
                                                                          -------------   -------------
Net cash provided by operating activities                                      365,949       5,173,752
                                                                          -------------   -------------

Cash flows from investing activities
     Acquisition of Todds of Lincoln                                          (208,277)              -
     Acquisition of Applied Retail Solutions, Inc., net                     (1,395,164)              -
     Acquisition of Quest Software Limited                                    (298,229)              -
     Acquisition of Open Support Limited                                      (149,348)              -
     Acquisition of Divergent Technologies, net                                      -         237,294
     Net proceeds from sale of Softline Limited                                      -       5,864,852
     Purchase of furniture and equipment                                      (488,632)       (258,051)
     Proceeds from sale of fixed assets                                         62,207               -
     Capitalized R&D and purchase of software                               (1,554,635)        188,808
     Maturity of certificates of deposit                                             -         350,000
                                                                          -------------   -------------
Net cash provided (used) by investing activities                            (4,032,078)      6,382,903
                                                                          -------------   -------------

Cash flows from financing activities:
     Stock options exercised                                                   110,500               -
     Decrease in due to stockholders, net                                      (14,552)     (4,166,083)
     Proceeds from note payable                                                      -         172,910
     Payments on line of credit                                                      -      (3,936,344)
     Due from affiliates                                                             -       1,078,022
                                                                          -------------   -------------
Net cash provided (used) by financing activities                                95,948      (6,851,495)
                                                                          -------------   -------------

Effect of exchange rate changes on cash                                       (425,171)       (236,185)
                                                                          -------------   -------------

     Net increase (decrease) in cash                                        (3,995,352)      4,468,975
Cash and cash equivalents, beginning of period                              14,468,578         216,453
                                                                          -------------   -------------
Cash and cash equivalents, end of period                                  $ 10,473,226    $  4,685,428
                                                                          =============   =============

Supplemental disclosure of cash flow information:
     Interest paid                                                              42,443          43,724
     Income taxes paid                                                       1,705,874         103,152

Supplemental disclosure of non-cash investing and financing activities:
     Issued 52,000 shares at $3.90 per share as part of
         consideration for Todds of Lincoln acquisition                        202,800               -

     Acquired Triple-S Limited by incurring a short-term liability             429,208               -

     Issued 250,000 shares at $4.00 per share as purchase
         consideration for Applied Retail Solutions, Inc. acquisition        1,000,000               -

     Issued 1,620,000 shares of common stock in connection with
         purchase of software                                                        -       3,770,231

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Organization and Basis of Preparation

The accompanying consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all the periods presented have been made.

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

Certain numbers in the comparative periods ended September 30, 1997 have been reclassified to conform to the presentation for the three and six months ended September 30, 1998.


The results of operations for the six months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

Note B - Acquisitions and Related Parties

Effective July 1, 1998, the Company acquired Applied Retail Solutions, Inc. ("ARS"), a San Diego based company specializing in point of sale software systems. The acquisition was accomplished via a merger with a newly-formed, wholly-owned subsidiary of the Company. The Company issued a total of 250,000 shares of common stock at $4.00 per share to the former owners of ARS as merger consideration, and paid a total of $1,926,000 to the two principals of ARS for entering into two-year employment and four-year non-compete agreements. In addition, the Company issued 750,000 shares which were placed in escrow and are subject to return to the Company if certain profit and license fee targets for ARS for the twelve month periods ending March 31, 1999 and March 31, 2000, respectively, are not achieved. The Company also agreed to issue additional shares of common stock, valued at up to $2,000,000 based upon the fair market value at the time of issuance, if certain profit and license fee targets for ARS for the twelve month periods ending March 31, 1999 and March 31, 2000, respectively, are exceeded.

Effective July 1, 1998, IBIS Systems Pty. Limited ("IBIS"), a wholly-owned subsidiary located in United Kingdom, acquired Quest Software Limited ("Quest"), a United Kingdom corporation, for 170,000 British pounds (US $284,000). In connection with the acquisition, the Company granted the former owner of Quest options to purchase 205,000 shares of the Company's common stock at $5.00 per share as consideration for entering into a three-year employment agreement. 105,000 of these options are immediately exercisable and will expire after two years. The remaining 100,000 options will be exercisable only to the extent the pre-tax profits of Quest for the twelve months ending July 31, 1999 exceed certain targets.

Effective July 1, 1998, IBIS also acquired Open Support Limited ("open"), a United Kingdom corporation, for 100,000 British pounds (US $167,000), net of prepayment charges of 103,000 British pounds (US $172,000). In connection with the acquisition, the Company granted the former owner of Open options to purchase up to 200,000 shares of the Company's common stock at $5.00 per share as consideration for entering into a three-year employment agreement. The options will be exercisable only to the extent the pre-tax profits of Open for the twelve months ending March 31, 1999 exceed certain targets.

Effective April 1, 1998, Divergent Technologies Pty. Ltd., a wholly-owned subsidiary located in Australia, acquired Triple-S Computers Pty. Limited ("Triple-S") of Cape Town, South Africa, by assignment from the Company's majority stockholder, for the consideration of R 3,200,000 (US$ 635,000). Triple-S develops and installs computerized point of sale retail systems throughout southern Africa.

Effective April 1, 1998, IBIS acquired the service division of Todds of Lincoln Limited for the consideration of 125,000 pounds (US$ 210,000) and 52,000 shares of the Company's common stock. Under the terms of the purchase agreement, Todds of Lincoln is entitled to additional consideration based on pre-tax net income for the acquired assets for the fiscal year ending March 31, 1999. The deferred consideration will be paid in cash and in shares of the Company's common stock.

The results of operations for these acquisitions have been included in the consolidated results of the Company from the respective dates of acquisition through September 30, 1998.

Note C - Stock Options

Stock Option Plans:

Effective April 1, 1998, the Company amended its Incentive Stock Option Plan to increase the number of shares available for issuance from 1,000,000 to 1,500,000.

On April 1, 1998, the Company granted options under the Incentive Stock Option Plan for 412,375 shares at a weighted average exercise price of $3.24 per share. The Company recognized expenses of $240,000 resulting from these options. On July 29, 1998, the Company granted options under the Stock Option Plan for 38,000 shares at the fair market value of $8.00 per share.

Subsequent to September 30, 1998, the Board of Directors adopted the 1998 Incentive Stock Plan. This plan is in addition to the Company's Incentive Stock Option Plan described above. 3,500,000 shares of common stock are reserved for issuance under the new plan and may be issued pursuant to incentive stock options, non-statutory options, stock bonuses, stock appreciation rights and stock purchase agreements. The exercise price of options is determined by the board of directors, but the exercise price may not be less than 100% of the fair market value on the date of the grant, in the case of incentive stock options, or 85% of the fair market value on the date of the grant, in the case of non-statutory stock options. Options must vest over a period not to exceed five years. As of the date of this report, no options or other stock awards have been granted under the new plan.

Other Option Grants:

On July 1, 1998, the Company granted three-year options to one of its directors to purchase 20,000 shares at $5.00 per share.

In conjunction with the acquisitions of Quest and Open, the Company granted options to the former owners of such companies for a total of 300,000 shares of the Company's common stock at an exercise price of $5.00 per share. These options are exercisable based upon realization by the acquired companies of certain profitability targets. As of September 30 ,1998, no compensation expense has been recorded for these options. In addition, 105,000 options at an exercise price of $5.00 per share were granted to the former owner of Quest upon signing the employment agreement.

The Company recognized expenses of $80,277 resulting from the foregoing option grants.

Note D.    Earnings Per Share

           Earnings per share for the quarters and six months ended September
           30, 1998 and 1997 were as follows:

                                                       For the quarter ended September 30, 1998
                                                                      (unaudited)
                                                     ------------------------------------------
                                                        Income         Shares       Per Share
                                                      (Numerator)   (Denominator)     Amount
                                                      -----------   -------------     ------
      Basic EPS
           Income available to common stockholders   $ 2,282,512      28,350,532   $      0.08
                                                                                   ============
           Effect of dilutive securities options               -       4,308,506
                                                     ----------------------------
      Diluted EPS
           Income available to common stockholders
               plus assumed conversions              $ 2,282,512      32,659,038   $      0.07
                                                     ==========================================

                                                       For the quarter ended September 30, 1997
                                                                      (unaudited)
                                                     ------------------------------------------
                                                         Income         Shares       Per Share
                                                       (Numerator)   (Denominator)     Amount
                                                       -----------   -------------     ------
      Basic EPS
           Income available to common stockholders   $   647,085      15,031,458   $      0.04
                                                                                   ============
           Effect of dilutive securities options               -       1,258,742
                                                     ----------------------------
      Diluted EPS
           Income available to common stockholders
               plus assumed conversions              $   647,085      16,290,200   $      0.04
                                                     ==========================================

                                                     For the six months ended September 30, 1998
                                                                      (unaudited)
                                                     ------------------------------------------
                                                         Income         Shares       Per Share
                                                       (Numerator)   (Denominator)     Amount
                                                       -----------   -------------     ------
      Basic EPS
           Income available to common stockholders   $ 4,395,971      28,270,526   $      0.16
                                                                                   ============
           Effect of dilutive securities options               -       3,888,430
                                                     ----------------------------
      Diluted EPS
           Income available to common stockholders
               plus assumed conversions              $ 4,395,971      32,158,956   $      0.14
                                                     ==========================================

                                                     For the six months ended September 30, 1997
                                                                      (unaudited)
                                                     ------------------------------------------
                                                         Income         Shares       Per Share
                                                       (Numerator)   (Denominator)     Amount
                                                       -----------   -------------     ------
      Basic EPS
           Income available to common stockholders   $  4,285,193     14,698,492   $      0.29
                                                                                   ============
           Effect of dilutive securities options                -      1,264,663
                                                     ----------------------------
      Diluted EPS
           Income available to common stockholders
               plus assumed conversions              $  4,285,193     15,963,155   $      0.27
                                                     ==========================================

           750,000 shares issued to the former ARS shareholders but subject to forfeiture are excluded from the EPS calculations for the quarter and six months ended September 30, 1998.

Item 2. Management's Discussion and Analysis

Introduction

SVI Holdings, Inc. (the "Company") is a provider of computer and information technology services to specialty industries in domestic and international markets. The Company is a holding company and operates solely through its wholly-owned subsidiaries. The Company currently has four significant operating subsidiaries which offer products and services in the following businesses: point of sale and retail management computer systems; PC courseware and skills assessment products; and general financial application software.

On July 8, 1998, the Company's common stock was approved for listing on the American Stock Exchange under the symbol "SVI".

Acquisitions

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

Effective April 1, 1998, a wholly-owned subsidiary of the Company's Divergent Technologies Pty. Ltd. ("Divergent") subsidiary, acquired Triple-S Computers Pty. Limited ("Triple-S") of Cape Town, South Africa. The acquisition was by assignment of the acquisition agreement from Softline Limited ("Softline") and a wholly-owned subsidiary of Softline. Softline beneficially owns approximately 60 percent of the Company's common stock. Triple-S develops and installs computerized point of sale retail systems throughout southern Africa. The Company reimbursed Softline for the 3,200,000 South African Rand (US$635,000) paid by Softline for Triple-S. This acquisition has allowed Divergent to expand its operations to the African continent.

Effective July 1, 1998, the Company acquired Applied Retail Solutions, Inc. ("ARS"), a San Diego-based company specializing in point of sale software systems. The acquisition was accomplished via a merger with a new formed, wholly-owned subsidiary of the Company. ARS's "Retail Solutions Package" is installed in over 4,000 locations world-wide. The package utilizes an open architecture and is designed to work in a client-server environment. The former shareholders of ARS were issued 1,000,000 shares of the Company's common stock. 750,000 shares of the 1,000,000 shares issued, (the "Pledged Shares") are held in escrow and subject to return to the Company if the sum of (X) the net profits of ARS for the twelve months ended March 31, 1999, and (Y) the amount of after-tax run time license fees earned by ARS during the twelve months ended March 31, 2000, is less than $750,000. If the sum of (X) and (Y) is less than $750,000, the number of Pledged Shares equal to one-half the dollar amount of the short-fall will be returned to the Company. If the sum of (X) and (Y) above is $750,000 or more, no shares will be returned to the Company, and the former ARS shareholders will be entitled to additional merger consideration equal to the amount that the sum of (X) and (Y) exceeds $750,000, multiplied by eight, up to a maximum of $2 million. The additional consideration, if any, is to be paid in shares of common stock valued at the average market value of such shares during the thirty day period immediately preceding the final calculation of the adjustment amount.

In connection with the merger, the Company also paid a total of $1,926,000 to the two principals of ARS for entering into two-year employment agreement and four-year non-compete agreements. The source of funds for the employment and non-compete agreements was the working capital of the Company.

Effective July 1, 1998, IBIS acquired Quest Software Limited ("Quest"), a United Kingdom corporation, for 170,000 British pounds (US $284,000). In connection with the acquisition, the Company granted the former owner of Quest options to purchase 205,000 shares of the Company's common stock at $5.00 per share as consideration for entering into a three-year employment agreement. 105,000 of these options are immediately exercisable and will expire after two years. The remaining 100,000 options will be exercisable only to the extent the pre-tax profits of Quest for the twelve months ending July 31, 1999 exceed certain targets.

Effective July 1, 1998, IBIS also acquired Open Support Limited ("Open"), a United Kingdom corporation, for 100,000 British pounds (US $167,000), net of the prepayment charges of 103,000 British pounds (US $172,000). In connection with the acquisition, the Company granted the former owner of Open options to purchase up to 200,000 shares of the Company's common stock at $5.00 per share as consideration for entering into a three-year employment agreement. The options will be exercisable only to the extent the pre-tax profits of Open for the twelve months ending March 31, 1999 exceed certain targets.

Stock Option Plans

Effective April 1, 1998, the Board of Directors approved an amendment to the Company's Incentive Stock Option Plan (the "1989 Plan") increasing the number of shares of common stock authorized under the Plan to 1,500,000 from 1,000,000. On the same date, the Company granted options under the Plan for 347,000 shares of common stock at an exercise price of $3.00 per share and 65,375 shares at an exercise price of $4.54 per share. On July 29, 1998, the Company granted options for an additional 38,000 shares at an exercise price of $8.00 per share.

On October 5, 1998, the Board of Directors approved a new plan entitled the 1998 Incentive Stock Plan (the "1998 Plan"). The 1998 Plan is in addition to the
1989 Plan. The 1998 Plan authorizes 3,500,000 shares to be issued pursuant to incentive stock options, non-statutory options, stock bonuses, stock appreciation rights or stock purchase agreements. As of the date of this report, the Company has not granted any options or other stock awards under the 1998 Plan.

The Company is seeking shareholder approval for the 1998 Plan and for the increase in authorized shares under the 1989 Plan its annual meeting of stockholders scheduled for November 2, 1998.

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

Results of operations

The following table sets forth, for the periods indicated, the relative percentages of certain income and expense items to net sales:


SVI Holdings, Inc. Consolidated

                                                                Three months ended September 30,
                                                 -----------------------------------------------------------
                                                           1998                              1997
                                                    Amount      Percentage            Amount      Percentage
                                                 -------------------------         -------------------------
Net sales                                        $ 8,100,000          100%         $ 4,175,000          100%

Cost of sales                                      1,474,000           18%           1,266,000           30%
                                                 -------------------------         -------------------------

     Gross profit                                  6,626,000           82%           2,909,000           70%

Selling, general and administrative
     expenses                                      4,138,000           51%           1,972,000           47%
Other income (excluding gain on
     sale of Softline Limited shares)                818,000           10%             188,000            5%
                                                 -------------------------         -------------------------
     Income before taxes                           3,306,000           41%           1,125,000           27%

Income tax provision                               1,023,000           13%             701,000           17%
                                                 -------------------------         -------------------------
     INCOME FROM CONTINUING OPERATIONS             2,283,000           28%             424,000           10%

Gain on sale of Softline Limited shares                    -            0%             223,000            5%
                                                 -------------------------         -------------------------
     NET INCOME                                  $ 2,283,000           28%         $   647,000           15%
                                                 =========================         =========================

BASIC EARNINGS PER SHARE:
     Continuing operations                       $      0.08                       $     0.03
     Gain on sale of Softline shares                       -                             0.01
                                                 ------------                      -----------
                                                 $      0.08                       $     0.04
                                                 ============                      ===========
DILUTED EARNINGS PER SHARE:
     Continuing operations                       $      0.07                       $     0.03
     Gain on sale of Softline shares                       -                             0.01
                                                 ------------                      -----------
                                                 $      0.07                       $     0.04
                                                 ============                      ===========


SVI Holdings, Inc. Consolidated

                                                                 Six months ended September 30,
                                                 -----------------------------------------------------------
                                                           1998                              1997
                                                    Amount      Percentage            Amount      Percentage
                                                 --------------------------        --------------------------
Net sales                                        $ 16,571,000         100%         $  6,504,000          100%

Cost of sales                                       3,113,000          19%            1,884,000           29%
                                                 -------------------------         --------------------------

     Gross profit                                  13,458,000          81%            4,620,000           71%

Selling, general and administrative
     expenses                                       8,403,000          51%            3,505,000           54%
Other income (excluding gain on
     sale of Softline Limited shares)               1,008,000           6%              175,000            3%
                                                 -------------------------         --------------------------
     Income before taxes                            6,063,000          37%            1,290,000           20%

Income tax provision                                1,667,000          10%              826,000           13%
                                                 -------------------------         --------------------------
     INCOME FROM CONTINUING OPERATIONS              4,396,000          27%              464,000            7%

Gain on sale of Softline Limited shares                    -            0%            3,821,000           59%
                                                 -------------------------         --------------------------
     NET INCOME                                  $  4,396,000          27%         $  4,285,000           66%
                                                 =========================         ==========================

BASIC EARNINGS PER SHARE:
     Continuing operations                       $      0.16                       $      0.03
     Gain on sale of Softline shares                       -                              0.26
                                                 ------------                      ------------
                                                 $      0.16                       $      0.29
                                                 ============                      ============
DILUTED EARNINGS PER SHARE:
     Continuing operations                       $      0.14                       $      0.03
     Gain on sale of Softline shares                       -                              0.24
                                                 ------------                      ------------
                                                 $      0.14                       $      0.27
                                                 ============                      ============


The Company reports a consolidated net income of $2,283,000 and $647,000 for the quarters ended September 30, 1998 and 1997, respectively. The results for the quarter ended September 30, 1997 included a gain of $223,000 from the sale of Softline shares. Income from continuing operations (excluding the Softline gain) for the quarter ended September 30, 1997 was $424,000. The quarter ended September 30, 1998 results therefore represent an increase of $1,859,000, or 438%, in net income from continuing operations, compared to the quarter ended September 30, 1997.

The Company also reports a consolidated net income of $4,396,000 and $4,285,000 for the six months ended September 30, 1998 and 1997, respectively. The results for the 1997 period included a gain of $3,821,000 from the sale of Softline shares. Excluding this gain, net income from continuing operations for the six months ended September 30, 1997 was $464,000. The six months ended September 30, 1998 results therefore represent an increase of $3,932,000, or 847%, in net income from continuing operations compared to the six months ended September 30, 1997.

Net sales increased by $3,925,000, or 94%, for the three months ended September 30, 1998, to $8,100,000, compared to $4,175,000 for the comparable period ended September 30, 1997. This increase is primarily attributable to the following:

      - Inclusion in net sales of $3,867,000 generated from IBIS, which was acquired in October 1997.

      - Inclusion in net sales of $850,000 generated from ARS, which was acquired as of July 1, 1998.

The increase was offset by a decrease in net sales generated by Divergent of $946,000 for the quarter ended September 30, 1998 compared to the same period of 1997. Divergent sales for the 1997 period included revenue generated from several large, national level contracts which did not generate revenues during most of the 1998 period.

Net sales for the six months ended September 30, 1998 increased by $10,067,000, or 155%, to $16,571,000 from $6,504,000 for the comparable period ended September 30, 1997. In addition to the reasons discussed above, the increase in net sales for the six month period reflects the inclusion of IBIS sales in the first quarter of fiscal 1998 and a net increase in Divergent's sales for the six month period ended September 30, 1998 of $824,000 compared to the six months ended September 30, 1997.

Cost of sales for the quarters ended September 30, 1998 and 1997 were $1,475,000 and $1,266,000, respectively. The $209,000, or 16%, increase reflected increased sales. Gross profit increased $3,716,000, or 128%, to $6,626,000 in the 1998 period, compared to $2,909,000 in the 1997 period. Gross profit increased as a percentage of sales from 70% for the 1997 period to 82% for the 1998 period, primarily due to a shift in total sales mix from lower margin hardware contracts to higher margin service contracts. This is primarily attributable to the inclusion of IBIS and ARS.

Cost of sales increased $1,229,000, or 65%, to $3,113,000 for the six months ended September 30, 1998 from $1,884,000 for the comparable period in 1997. Gross profit increased $8,838,000, or 191%, to $13,458,000 for the six months ended September 30, 1998 from $4,620,000 for the comparable period ended September 30, 1997. As a percentage of sales, gross profit increased from 71% for the six months ended September 30, 1997 to 81% for the comparable period in 1998 again due to the inclusion of IBIS and the increased service components of customer contracts.

Selling, general and administrative expenses for the three months ended September 30, 1998 were $4,138,000 compared to $1,972,000 for the three months ended September 30, 1997, representing an increase of $2,166,000, or 110%. Selling, general and administrative expenses increased $4,898,000, or 140%, to $8,403,000 for the six months ended September 30, 1998 from $3,505,000 for the comparable period in 1997. The increases in expenses were due to growth in the Company's operations including acquisitions.

During the three month period ended September 30, 1998, selling, general and administrative expenses increased as a percentage of sales to 51%, compared to 47% for the three month period ended September 30, 1997. This increase was primarily due to costs associated with the rapid integration of ARS, Quest and Open into the operations of the Company. For the six month periods ended September 30, 1998 and 1997, selling, general and administrative expenses decreased as a percentage of sales from 54% to 51%. The Company believes that selling, general and administrative expenses will decrease in future periods as the new operations become fully integrated and the Company realizes anticipated economics of scale.

Pre-tax income from continuing operations (excluding the sale of Softline shares) increased by $2,181,000, or 194%, to $3,306,000 for the quarter ended September 30, 1998 from $1,125,000 for the comparable period in 1997. The increase is primarily due to the acquisitions of IBIS and ARS.

For the six months ended September 30, 1998, pre-tax income from continuing operations (excluding the sale of Softline shares) increased by $4,773,000, or 370%, to $6,063,000, from $1,290,000 for the six months ended September 30, 1997, again due primarily to the acquisitions of IBIS and ARS.

For the three and six months ended September 30, 1997, the Company recorded a gain of $223,000 and $3,821,000, respectively, on sales of Softline shares. The sales of the Softline shares yielded proceeds of $5,865,000.

Basic earnings per share for the quarters ended September 30, 1998 and 1997 were $0.08 and $0.04 per share, respectively. The basic earnings per share for the quarter ended September 30, 1997 included $0.01 per share from the sale of Softline shares. The basic earnings per share therefore represent an increase of $0.05 per share over the comparable quarter of 1997 if the non-recurring sale of Softline shares is excluded. This increase is attributable to the Company's expanded operations through acquisitions.

Diluted earnings per share for the quarters ended September 30, 1998 and 1997 were $0.07 and $0.04 per share, respectively. The quarter ended September 30, 1997 diluted earnings per share included $0.01 per share from the sale of Softline shares.

Basic earnings per share for the six months ended September 30, 1998 and 1997 were $0.16 and $0.29 per share, respectively. The basic earnings per share for the six months ended September 30, 1997 included $0.26 per share from the sale of Softline shares. Excluding this non-recurring item, the basic earnings per share represent an increase of $0.13 per share over the comparable period in 1997.

Diluted earnings per share for the six months ended September 30, 1998 and 1997 were $0.14 and $0.27, respectively. The diluted earnings per share for the period ended September 30, 1997 included $0.24 per share from the sale of Softline shares.

Liquidity and Capital Resources

At September 30, 1998, the Company had cash of $10,473,000, a decrease of $3,995,000 from $14,469,000 of cash at March 31, 1998. The significant uses of cash were as follows:

   -     Income tax payments of $1,706,000;
   -     Payment for ARS acquisition of $1,394,000; and
   -     Payments for other acquisitions of $656,000.

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

Year 2000 Issues

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. As a result, many software and computer systems, including machines controlled by microprocessors, may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

In general, the Company's operating subsidiaries are reliant on software developed internally. The Company believes that no significant Year 2000 issues exist with these internal systems and services.

Although the Company believes that its systems are generally Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. For this reason, the Company has implemented a four step plan to address its Year 2000 issues, consisting of (i) assessing Year 2000 readiness; (ii) remediating non-compliant hardware and software; (iii) testing remediated hardware and software; and (iv) certifying Year 2000 compliance. Personnel from each operating subsidiary as well as outside consultants have been involved in the process. Senior management of the Company is coordinating the effort.

Communications with customers and suppliers to determine their Year 2000 issues are an integral part of the program. The Company is currently reviewing vendor contracts and intends to request certification from each vendor that its products are Year 2000 compliant.

Assessment activities are estimated at approximately 70% complete. Assessment data is continuously updated as new information becomes available. Overall remediation efforts are estimated at 40% complete.

Because the assessment process is not yet complete, the Company cannot yet accurately estimate the costs and risks that will be associated with Year 2000 assessment and remediation. As of the date of this report, the Company has identified necessary remediation efforts which are estimated to cost $335,000. It is probable that this estimate will increase as the Company collects further assessment data. Costs for Year 2000 compliance are not being accounted for separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. This could result in system failures or generation of erroneous information and could cause significant disruption of business activities. In the event the Company does not fully identify and correct all Year 2000 problems in the products marketed by its subsidiaries, those subsidiaries could become subject to warranty claims or returns, which could have an adverse effect on financial performance. Moreover, the Company's subsidiaries could become subject to warranty claims, with or without merit, returns and/or increased customer support expenses if the computer systems of customers are not able to properly integrate the Company's products due to customers' internal Year 2000 problems. Finally, Year 2000 problems could have a ripple effect through world economies which could adversely affect the demand for some or all of the Company's products and services.

The former shareholders of ARS have represented that ARS's express written warranties to customers concerning Year 2000 compliance for ARS's products and services are accurate, and such shareholders have agreed to indemnify the Company in the event this representation proves not to be accurate, up to the full value of the consideration paid or to be paid by the Company in the acquisition of ARS. The Company has no similar commitments with respect to its other operating subsidiaries.

The Company intends as part of the certification process to have each of its operating subsidiaries perform a Year 2000 "dry run," where the dates on all computers and microprocessor-controlled equipment are set ahead to a date within the year 2000, and the Company hopes that such dry runs will identify all remaining internal Year 2000 issues before problems occur. These procedures will not however identify external Year 2000 problems, and they will not provide any information as to how Year 2000 problems throughout world economies may affect the Company. The Company intends to create a contingency plan to address these latter types of risks, but it has not yet done so.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

During the quarter ended September 30, 1998, the Company issued the following securities:

- An aggregate of 1,000,000 shares of common stock to the former ARS shareholders as consideration for the merger of ARS with a wholly-owned subsidiary of the Company.

- Options to purchase 205,000 shares of common stock to the former owner of Quest as consideration for entering into a three-year employment agreement. Options for 105,000 shares are exercisable for two years at an exercise price of $5.00 per share. Options for the remaining 100,000 shares of common stock are exercisable at $5.00 per share only to the extent that certain profitability targets of Quest are achieved.

- Options to purchase 200,000 shares of common stock to the former owner of Open as consideration for entering into a three-year employment agreement. The options are exercisable at $5.00 per share only to the extent that certain profitability targets of Open are achieved.

- Options to purchase 20,000 shares of common stock to a director. The options are exercisable for three years at an exercise price of $5.00 per share.

- An aggregate of 50,000 shares of common stock upon exercise of options granted to two persons who purchased common stock in a 1996 private placement. The exercise price of the options was $2.00 per share.

These transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibits 2.3 to 2.6, 3.1, 3.2, and 10.02 to 10.14 included in the Company's report on Form 10-KSB for the transition period ended March 31, 1998, and
Exhibit 10.2 included in the Company's report on Form 10-QSB for the three months ended June 30, 1998, are incorporated herein by reference.

Exhibit                  Description
-------                  -----------

2.1 Agreement of Merger and Plan of Reorganization dated as of July 1, 1998 among SVI Holdings, Inc. and its wholly-owned subsidiary;
          Applied Retail Solutions, Inc.; and the shareholders of Applied Retail Solutions, Inc., incorporated by reference to Exhibit 2.1 of the Form 8-K filed on September 16, 1998.

2.2 Agreement for Sale of Business effective July 31, 1998 between IBIS Systems Pty. Ltd. and Quest Software Limited (included herewith).

2.3 Agreement for Sale of Business effective July 31, 1998 between IBIS Systems Pty. Ltd. and Open Support Limited (included herewith).

3.1       Amendment to Bylaws dated July 3, 1998 (included herewith).

10.1 Incentive Stock Option Plan, amended as of April 1, 1998 (included herewith).

10.2      1998 Incentive Stock Plan (included herewith).

10.3 Employment Agreement of Sam Pickard dated as of August 27, 1998, incorporated by reference to Exhibit 2.3 of the Form 8-K filed on September 16, 1998.

10.4 Employment Agreement of Larry Lahodny dated as of August 27, 1998, incorporated by reference to Exhibit 2.4 of the Form 8-K filed on September 16, 1998.

27        Financial Data Schedule (included herewith).


(b)  Reports on Form 8-K

The Company filed a report on Form 8-K on September 16, 1998 concerning the acquisition of Applied Retail Solutions, Inc. ("ARS"), which report was amended on Form 8-K/A to include the required financial data on October 14, 1998.

The Company filed a report on Form 8-K September 30, 1998 concerning a change in independent auditors.

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SVI Holdings, Inc.
                                   Registrant

                                   /s/ David L. Reese
                                   -------------------------------
Date: October 30, 1998             David L. Reese
                                   Chief Financial Officer

                                    Signing on behalf of the registrant and as principal financial officer.