Form 10QSB
period 1998-12-31
SVI HOLDINGS INC
filed 1999-02-05
CIK 866535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                       December 31, 1998

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

     Common Stock, $0.0001 Par Value - 29,618,684 shares as of January 20, 1999.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements


                     SVI HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                                                                        DECEMBER 31,            MARCH 31,
                                                                                            1998                  1998
                                                                                     ------------------    ------------------
                                   Assets                                               (unaudited)
Current Assets:
     Cash and cash equivalents                                                       $       5,155,735     $      14,468,578
     Accounts receivable, net of allowance for doubtful accounts
             of $504,805 at December 31, 1998 and $342,537 at March 31, 1998                 6,755,865             3,214,402
     Other receivables                                                                         933,769                  -
     Inventories                                                                               210,630               326,807
     Prepaid expenses and other current assets                                                 907,668               388,456
                                                                                     ------------------    ------------------
          Total current assets                                                              13,963,667            18,398,243

Furniture and equipment, net of accumulated depreciation of
       $1,526,534 at December 31, 1998 and $486,678 at March 31, 1998                        1,440,900               885,276
Capitalized software, net of accumulated amortization of
       of $2,519,382 at December 31, 1998 and $1,357,766 at March 31, 1998                  14,097,044            12,354,371
Goodwill, net of accumulated amortization of $892,528 at December
       31, 1998 and $313,183 at March 31, 1998                                              14,863,835            14,586,102
Not-to-compete agreements, net of accumulated amortization of
       $160,534 at December 31, 1998                                                         1,765,471                  -
Note receivable from affiliate                                                               5,301,201                  -
Deferred tax asset                                                                             451,930               239,690
Other assets                                                                                      -                   16,974
                                                                                     ------------------    ------------------

                    TOTAL ASSETS                                                     $      51,884,048     $      46,480,656
                                                                                     ==================    ==================


Current Liabilities
     Accounts payable                                                                $       1,551,562     $       3,520,223
     Accrued expenses                                                                        3,108,846             2,477,699
     Income taxes payable                                                                    2,957,120             2,637,424
                                                                                     ------------------    ------------------
          Total current liabilities                                                          7,617,528             8,635,346

Due to stockholder                                                                                -                   14,552
Long-term liabilities                                                                             -                   35,299
Deferred tax liability                                                                         503,357               720,464
                                                                                     ------------------    ------------------

          Total liabilities                                                                  8,120,885             9,405,661
                                                                                     ------------------    ------------------

Stockholders' equity
     Preferred stock, $.0001 par value; 5,000,000 shares
         authorized; none issued and outstanding                                                  -                     -
    Common stock, $.0001 par value; 50,000,000 shares authorized;
         28,786,384 and 28,146,684 issued and outstanding at
         December 31, 1998 and March 31, 1998, respectively                                      2,879                 2,815
    Additional paid-in capital                                                              35,044,001            33,137,939
    Treasury stock                                                                            (666,904)                 -
    Retained earnings                                                                       10,026,323             4,299,994
    Cumulative foreign currency translation adjustment                                        (643,136)             (365,753)
                                                                                     ------------------    ------------------

          Total stockholders' equity                                                        43,763,163            37,074,995
                                                                                     ------------------    ------------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      51,884,048     $      46,480,656
                                                                                     ==================    ==================




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



             SVI HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                     1998                   1997
                                                              -----------------     -----------------

Net sales                                                     $      8,893,845      $     10,016,343

Cost of sales                                                        2,337,185             5,100,118
                                                              -----------------     -----------------

     Gross profit                                                    6,556,660             4,916,225

Selling, general and administrative expenses                         4,781,814             2,994,823
                                                              -----------------     -----------------

     Income from operations                                          1,774,846             1,921,402

Other income (expense):
     Interest income                                                   140,895               109,425
     Other income                                                       13,713                15,258
     Interest expense                                                  (24,294)              (22,868)
     Gain on sale of Softline Limited shares                              -                4,018,407
     Loss on foreign currency transaction                              (68,148)              (32,782)
                                                              -----------------     -----------------

     Income before income taxes                                      1,837,012             6,008,842

Income tax provision                                                   508,779             2,040,493
                                                              -----------------     -----------------

      NET INCOME                                              $      1,328,233      $      3,968,349
                                                              =================     =================


Earnings per share:
      BASIC                                                   $           0.05      $           0.14
                                                              =================     =================

      DILUTED                                                 $           0.04      $           0.13
                                                              =================     =================


Weighted average common shares outstanding:
      BASIC                                                         28,618,963            27,562,282

      DILUTED                                                       32,743,958            30,969,526


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


             SVI HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                    1998                   1997
                                                              -----------------      ----------------

Net sales                                                     $     25,489,585       $    16,520,057

Cost of sales                                                        5,444,798             6,984,331
                                                              -----------------      ----------------

     Gross profit                                                   20,044,787             9,535,726

Selling, general and administrative expenses                        13,222,033             6,499,337
                                                              -----------------      ----------------

     Income from operations                                          6,822,754             3,036,389

Other income (expense):
     Interest income                                                   496,418               140,508
     Other income                                                      719,856                (4,891)
     Interest expense                                                  (66,556)              (50,526)
     Equity in earnings of Softline Limited                               -                  279,427
     Gain on sale of Softline Limited shares                              -                7,839,909
     Loss on foreign currency transaction                              (62,547)             (120,919)
                                                              -----------------      ----------------

     Income before income taxes                                      7,909,925            11,119,897

Income tax provision                                                 2,183,596             2,866,355
                                                              -----------------      ----------------

     NET INCOME                                               $      5,726,329       $     8,253,542
                                                              =================      ================


Earnings per share:
      BASIC                                                   $           0.20       $          0.43
                                                              =================      ================

      DILUTED                                                 $           0.18       $          0.40
                                                              =================      ================

Weighted average common shares outstanding
      BASIC                                                         28,387,094            19,048,881

      DILUTED                                                       32,284,928            20,559,899


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                      SVI HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         NINE MONTHS ENDED DECEMBER 31,
                                                                             1998                1997
                                                                      -----------------  -----------------
Cash flows from operating activities:
       Net income                                                     $      5,726,329   $      8,253,542
       Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                     2,109,015          1,555,886
           Equity in earnings in Softline Limited                                 -              (279,427)
           Foreign currency transaction loss                                      -                88,137
           Gain on sale of Softline Limited shares                                -            (7,839,909)
           Stock-based compensation                                            400,277            202,500
           Changes in deferred taxes                                          (249,347)          (116,197)
           Loss on sale of fixed assets                                          9,991               -
       (Increase) decrease in:
           Accounts receivable                                              (2,653,979)          (251,205)
           Inventories                                                         150,995            128,094
           Other receivables                                                  (818,767)            90,344
           Prepaid expenses and other current assets                          (441,608)          (196,271)
           Deposits and other assets                                            16,974            (43,881)
       Increase (decrease) in:
           Accounts payable                                                 (2,093,366)         1,883,720
           Accrued expenses                                                   (871,376)           233,161
           Other liabilities                                                   (35,299)          (609,467)
           Income taxes payable                                                319,696          1,025,929
                                                                      -----------------  -----------------
Net cash provided by operating activities                                    1,569,535          4,124,956
                                                                      -----------------  -----------------

Cash flows from investing activities
       Acquisition of Todds of Lincoln                                        (252,680)              -
       Acquisition of Applied Retail Solutions, Inc., net                   (1,403,035)              -
       Acquisition of Quest Software Limited                                  (298,229)
       Acquisition of Open Support Limited                                    (149,348)              -
       Acquisition of Divergent Technologies, net                                 -               237,294
       Cash acquired on acquisitions                                              -               542,534
       Net proceeds from sale of Softline Limited                                 -            11,662,014
       Purchase of furniture and equipment                                    (572,411)          (393,620)
       Proceeds from sale of fixed assets                                       67,197               -
       Capitalized R&D and purchase of software                             (2,201,881)             5,915
       Loan to affiliate                                                    (5,301,201)
       Maturity of certificates of deposit                                        -               700,000
       Other assets                                                               -               133,709
                                                                      -----------------  -----------------
Net cash provided (used) by investing activities                           (10,111,588)        12,887,846
                                                                      -----------------  -----------------

Cash flows from financing activities:
       Stock options exercised                                                 188,048               -
       Decrease in due to stockholders, net                                    (14,552)        (4,331,033)
       Purchased treasury stock                                               (666,904)
       Proceeds from note payable                                                 -               172,910
       Proceeds from sale of common stock                                                       7,694,560
       Payments on line of credit                                                 -            (3,364,299)
       Payments on note payable                                                                  (243,233)
       Due from affiliates                                                        -             1,078,022
                                                                      -----------------  -----------------
Net cash provided (used) by financing activities                              (493,408)         1,006,927
                                                                      -----------------  -----------------

Effect of exchange rate changes on cash                                       (277,382)          (243,353)
                                                                      -----------------  -----------------

       Net increase (decrease) in cash                                      (9,312,843)        17,776,376
Cash and cash equivalents, beginning of period                              14,468,578            216,453
                                                                      =================  =================
Cash and cash equivalents, end of period                              $      5,155,735   $     17,992,829
                                                                      =================  =================






Supplemental disclosure of cash flow information:
       Interest paid                                                      $     93,948       $     73,126
       Income taxes paid                                                  $  2,005,439       $    168,076

Supplemental disclosure of non-cash investing and financing activities:
       Issued 52,000 shares @ $3.90 per share as part of
           consideration for Todds of Lincoln acquisition                 $    202,800       $       -

       Acquired Triple-S Limited by incurring a short-term liability      $    429,208       $       -

       Issued 250,000 shares @$4.00 per share as purchase
           consideration for Applied Retail Solutions, Inc. acquisition   $  1,000,000       $       -

       Issued 1,620,000 shares of common stock in connection with
           purchase of software                                           $      -           $  3,770,231

       Issued 5,000,000 shares as purchase consideration for acquisition
           of IBIS Systems Limited                                        $      -           $  7,500,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Organization and Basis of Preparation

The accompanying consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all the periods presented have been made.

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

Certain numbers in the comparative periods ended December 31, 1997 have been reclassified to conform to the presentation for the three and nine months ended December 31, 1998.

The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note B - Acquisitions and Related Parties

Effective April 1, 1998, Divergent Technologies Pty. Ltd., a wholly-owned subsidiary located in Australia, acquired Triple-S Computers Pty. Limited ("Triple-S") of Cape Town, South Africa, by assignment from the Company's majority stockholder, for the consideration of R 3,200,000 (US $635,000). Triple-S develops and installs computerized point of sale retail systems throughout southern Africa.

Effective April 1, 1998, IBIS acquired the service division of Todds of Lincoln Limited for the consideration of 125,000 pounds (US $210,000) and 52,000 shares of the Company's common stock. Under the terms of the purchase agreement, Todds of Lincoln is entitled to additional consideration based on pre-tax net income for the acquired assets for the fiscal year ending March 31, 1999. The deferred consideration will be paid in cash and in shares of the Company's common stock.

Effective July 1, 1998, the Company acquired Applied Retail Solutions, Inc. ("ARS"), a San Diego based company specializing in point of sale software systems. The acquisition was accomplished via a merger with a newly-formed, wholly-owned subsidiary of the Company. The Company issued a total of 250,000 shares of common stock at $4.00 per share to the former owners of ARS as merger consideration, and paid a total of $1,926,000 to the two principals of ARS for entering into two-year employment and four-year non-compete agreements. In addition, the Company issued 750,000 shares which were placed in escrow and were subject to return to the Company if certain profit and license fee targets for ARS were not achieved. The Company also agreed to issue additional shares of common stock, valued up to $2,000,000 based upon the fair market value at the time of issuance, if certain profit and license fee targets for ARS were exceeded.

Subsequent to the end of the quarter, the Company and representatives of the former ARS shareholders agreed that the conditions for release of the escrow shares and the payment of the maximum additional consideration have been satisfied. Accordingly, the 750,000 shares were released from escrow effective January 28, 1999, and the Company agreed to pay the additional consideration value of $2,000,000 in accordance with the original acquisition agreement. Neither the 750,000 escrowed shares or the shares issuable for the additional consideration were considered outstanding for purposes of earnings per share calculations on December 31, 1998.

Effective July 1, 1998, IBIS Systems Pty. Limited ("IBIS"), a wholly-owned subsidiary located in United Kingdom, acquired Quest Software Limited ("Quest"), a United Kingdom corporation, for 170,000 British pounds (US $284,000). In connection with the acquisition, the Company granted the former owner of Quest options to purchase 205,000 shares of the Company's common stock at $5.00 per share as consideration for entering into a three-year employment agreement. 105,000 of these options are immediately exercisable and will expire after two years. The remaining 100,000 options will be exercisable only to the extent that pre-tax profits of Quest for the twelve months ending July 31, 1999 exceed certain targets.





Effective July 1, 1998, IBIS also acquired Open Support Limited ("Open"), a United Kingdom corporation, for 100,000 British pounds (US $167,000), net of prepayment charges of 103,000 British pounds (US $172,000). In connection with the acquisition, the Company granted the former owner of Open options to purchase up to 200,000 shares of the Company's common stock at $5.00 per share as consideration for entering into a three-year employment agreement. The options will be exercisable only to the extent that pre-tax profits of Open for the twelve months ending March 31, 1999 exceed certain targets.

The results of operations for these acquisitions have been included in the consolidated results of the Company from the respective dates of acquisition through December 31, 1998.

On October 13, 1998, the Company loaned $5,215,500 to the Company's majority shareholder to facilitate the payment by the majority shareholder of an earn-out due to an officer of the Company by the majority shareholder. The Company received a promissory note bearing interest at 7% per annum which is expected to be paid during the quarter ending March 31, 1999.

Note C - Stock Options

Stock Option Plans:

Effective April 1, 1998, the Company amended its Incentive Stock Option Plan (the "1989 Plan") to increase the number of shares available for issuance from 1,000,000 to 1,500,000.

On April 1, 1998, the Company granted options under the 1989 Plan for 412,375 shares at a weighted average exercise price of $3.24 per share. The Company recognized compensation expenses of $240,000 resulting from these options. On July 9, 1998, the Company granted options under the 1989 Plan for 38,000 shares at an exercise price of $6.00 per share.

During the third quarter ended December 31, 1998, the Company granted various options under the 1989 Plan at exercise prices of $6.125 and $6.70 per share.

On October 5, 1998, the Board of Directors adopted the 1998 Plan (the "1998 Plan"). The 1998 Plan is in addition to the Company's 1989 Plan described above. 3,500,000 shares of common stock are reserved for issuance under the 1998 Plan and may be issued pursuant to incentive stock options, non-statutory options, stock bonuses, stock appreciation rights and stock purchase agreements. The exercise price of options is determined by the board of directors, but the exercise price may not be less than 100% of the fair market value on the date of the grant, in the case of incentive stock options, or 85% of the fair market value on the date of the grant, in the case of non-statutory stock options. Options must vest over a period not to exceed five years.

During the third quarter ended December 31, 1998, the Company granted various options under the 1998 Plan at exercise prices of $6.125 and $6.25 per share.

Other Option Grants:

On July 1, 1998, the Company granted three-year options to one of its directors to purchase 20,000 shares at $5.00 per share.

In conjunction with the acquisitions of Quest and Open, the Company granted options to the former owners of such companies for a total of 300,000 shares of the Company's common stock at an exercise price of $5.00 per share. These options are exercisable based upon realization by the acquired companies of certain profitability targets. As of December 31,1998, no compensation expense has been recorded for these options. In addition, 105,000 options at an exercise price of $5.00 per share were granted to the former owner of Quest upon signing the employment agreement.

The Company recognized compensation expenses of $80,277 and $80,000 in the quarters ended September 30, 1998 and December 31, 1998, respectively, resulting from the foregoing option grants.

Note D - Treasury Stock

On November 4, 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock in the open market or in private transactions during the eighteen months following such authorization. As of December 31, 1998, the Company repurchased 96,000 shares in the open market. The transactions were recorded under the cost method.

Note E.    Earnings Per Share

Earnings Per Share

Earnings per share for the three months and nine months ended December 31, 1998 and 1997 were as follows:

                                                                For the quarter ended December 31, 1998
                                                                             (unaudited)
                                                        -------------------------------------------------------
                                                              Income             Shares          Per Share
                                                           (NUMERATOR)       (DENOMINATOR)         AMOUNT
Basic EPS
        Income available to common stockholders         $        1,328,233         28,618,963  $          0.05
                                                                                               ================

        Effect of dilutive securities options                            -          4,124,995
                                                        --------------------------------------

Diluted EPS
        Income available to common stockholders
              plus assumed conversions                  $        1,328,233         32,743,958  $          0.04
                                                        =======================================================


                                                               For the quarter ended December 31, 1997
                                                                             (unaudited)
                                                        -------------------------------------------------------
                                                              Income             Shares          Per Share
                                                           (NUMERATOR)       (DENOMINATOR)         AMOUNT
Basic EPS
        Income available to common stockholders         $        3,968,349         27,562,282  $          0.14
                                                                                               ================

        Effect of dilutive securities options                            -          3,407,244
                                                        --------------------------------------

Diluted EPS
        Income available to common stockholders
              plus assumed conversions                  $        3,968,349         30,969,526  $          0.13
                                                        =======================================================


                                                             For the nine months ended December 31, 1998
                                                                             (unaudited)
                                                        -------------------------------------------------------
                                                              Income             Shares          Per Share
                                                           (NUMERATOR)       (DENOMINATOR)         AMOUNT
Basic EPS
        Income available to common stockholders         $        5,726,329         28,387,094  $          0.20
                                                                                               ================

        Effect of dilutive securities options                            -          3,897,834
                                                        --------------------------------------

Diluted EPS
        Income available to common stockholders
              plus assumed conversions                  $        5,726,329         32,284,928  $          0.18
                                                        =======================================================








                                                             For the nine months ended December 31, 1997
                                                                             (unaudited)
                                                        -------------------------------------------------------
                                                              Income             Shares          Per Share
                                                           (NUMERATOR)       (DENOMINATOR)         AMOUNT
Basic EPS
        Income available to common stockholders         $        8,253,542         19,048,881  $          0.43
                                                                                               ================

        Effect of dilutive securities options                            -          1,511,018
                                                        --------------------------------------

Diluted EPS
        Income available to common stockholders
              plus assumed conversions                  $        8,253,542         20,559,899  $          0.40
                                                        =======================================================


Pursuant to the acquisition agreement of ARS, 750,000 shares held in escrow are excluded from the EPS calculations for the quarter and nine months ended December 31, 1998.

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

Acquisitions

Effective April 1, 1998, the Company's United Kingdom subsidiary, IBIS Systems Pty. Ltd. ("IBIS"), acquired the computer service division of Todds of Lincoln Limited for 125,000 British pounds (US $210,000) and 52,000 shares of the Company's common stock. Under the terms of the purchase agreement, Todds of Lincoln is entitled to additional consideration based on pre-tax net income for the acquired assets for the fiscal year ending March 31, 1999. The deferred consideration will be paid in cash and in shares of the Company's common stock. This acquisition has enhanced IBIS's customer base in the U.K.

Effective April 1, 1998, a wholly-owned subsidiary of the Company's Divergent Technologies Pty. Ltd. ("Divergent") subsidiary, acquired Triple-S Computers Pty. Limited ("Triple-S") of Cape Town, South Africa. The acquisition was by assignment of the acquisition agreement from Softline Limited ("Softline") and a wholly-owned subsidiary of Softline. Softline beneficially owns approximately 60 percent of the Company's common stock. Triple-S develops and installs computerized point of sale retail systems throughout southern Africa. The Company reimbursed Softline for the 3,200,000 South African Rand (US $635,000) paid by Softline for Triple-S. This acquisition has allowed Divergent to expand its operations to the African continent.

Effective July 1, 1998, the Company acquired Applied Retail Solutions, Inc. ("ARS"), a San Diego-based company specializing in point of sale software systems. The acquisition was accomplished via a merger with a new formed, wholly-owned subsidiary of the Company. ARS's "Retail Solutions Package" is installed in over 4,000 locations world-wide. The package utilizes an open architecture and is designed to work in a client-server environment. The former shareholders of ARS were issued 1,000,000 shares of the Company's common stock. 750,000 shares of the 1,000,000 shares issued (the "Pledged Shares") were held in escrow and subject to return to the Company if certain profit and license fee targets for ARS were not achieved. The Company also agreed to issue additional shares of common stock, valued up to $2,000,000 based upon the fair market value at the time of issuance, if certain profit and license fee targets were exceeded.

On January 28, 1999, the Company and representatives of the former shareholders of ARS agreed that the conditions for release of the escrowed shares and the payment of the maximum additional consideration have been satisfied. Accordingly, the 750,000 shares were released from escrow, and the Company agreed to pay the additional consideration value of $2,000,000 in accordance with the original agreement.

In connection with the merger, the Company also paid a total of $1,926,000 to the two principals of ARS for entering into two-year employment agreements and four-year non-compete agreements. The source of funds for the employment and non-compete agreements was the working capital of the Company.

Effective July 1, 1998, IBIS acquired Quest Software Limited ("Quest"), a United Kingdom corporation, for 170,000 British pounds (US $284,000). In connection with the acquisition, the Company granted the former owner of Quest options to purchase 205,000 shares of the Company's common stock at $5.00 per share as consideration for entering into a three-year employment agreement. 105,000 of these options are immediately exercisable and will expire after two years. The remaining 100,000 options will be exercisable only to the extent that pre-tax profits of Quest for the twelve months ending July 31, 1999 exceed certain targets.

Effective July 1, 1998, IBIS also acquired Open Support Limited ("Open"), a United Kingdom corporation, for 100,000 British pounds (US $167,000), net of the prepayment charges of 103,000 British pounds (US $172,000). In connection with the acquisition, the Company granted the former owner of Open options to purchase up to 200,000 shares of the Company's common stock at $5.00 per share as consideration for entering into a three-year employment agreement. The options will be exercisable only to the extent that pre-tax profits of Open for the twelve months ending March 31, 1999 exceed certain targets.

Stock Option Plans

Effective April 1, 1998, the Board of Directors approved an amendment to the Company's Incentive Stock Option Plan (the "1989 Plan") increasing the number of shares of common stock authorized under the Plan to 1,500,000 from 1,000,000. On the same date, the Company granted options under the Plan for 347,000 shares of common stock at an exercise price of $3.00 per share and 65,375 shares at an exercise price of $4.54 per share. On July 9, 1998, the Company granted options for an additional 38,000 shares at an exercise price of $6.00 per share.

During the third quarter ended December 31, 1998, the Company granted various options under the 1989 Plan at exercise prices of $6.125 and $6.70 per share.

On October 5, 1998, the Board of Directors approved a new plan entitled the 1998 Incentive Stock Plan (the "1998 Plan"). The 1998 Plan is in addition to the 1989 Plan. The 1998 Plan authorizes 3,500,000 shares to be issued pursuant to incentive stock options, non-statutory options, stock bonuses, stock appreciation rights or stock purchase agreements.

During the third quarter ended December 31, 1998, the Company granted various options under the 1998 Stock Option Plan at exercise prices of $6.125 and $6.25 per share.

Loan to Softline

On October 13, 1998, the Company advanced $5,215,500 to Softline to facilitate a payment by Softline to Peter Nagle, the Managing Director of IBIS. Softline was obligated to pay this amount to Mr. Nagle in connection with an earnout which was not assumed by the Company in the Company's acquisition of IBIS from Softline in October 1997. Softline issued a promissory note to the Company in the amount of the loan. The note bears interest at 7% per annum and is expected to be paid during the quarter ended March 31, 1999. The note is secured by a pledge of 1,000,000 shares of SVI common stock held by Softline.

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

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the relative percentages of certain income and expense items to net sales and certain information concerning earnings per share:


                                                             Three months ended December 31,
                                               --------------------------------------------------------------------
                                                            1998                               1997
                                                    Amount        Percentage             Amount       Percentage
                                               --------------------------------     -------------------------------

Net sales                                      $       8,894,000          100%      $     10,016,000          100%

Cost of sales                                          2,337,000           26%             5,100,000           51%
                                               --------------------------------     -------------------------------

      Gross profit                                     6,557,000           74%             4,916,000           49%

Selling, general and administrative
      expenses                                         4,782,000           54%             2,995,000           30%
Other income (excluding gain on
      sale of Softline Limited shares)                    62,000            1%                69,000            1%
                                               --------------------------------     -------------------------------

      Income before taxes                              1,837,000           21%             1,990,000           20%

Income tax provision                                     509,000            6%               719,000            7%
                                               --------------------------------     -------------------------------

      INCOME FROM CONTINUING OPERATIONS                1,328,000           15%             1,271,000           13%

Gain on sale of Softline Limited shares,
      net of $1,321,000 estimated
      income taxes                                             -            0%             2,697,000           27%
                                               --------------------------------     -------------------------------

      NET INCOME                               $       1,328,000           15%      $      3,968,000           40%
                                               ================================     ===============================


BASIC EARNINGS PER SHARE:
      Continuing operations                    $            0.05                    $           0.05
      Gain on sale of Softline shares                          -                                0.09
                                               ------------------                   -----------------
                                               $            0.05                    $           0.14
                                               ==================                   =================

DILUTED EARNINGS PER SHARE:
      Continuing operations                    $            0.04                    $           0.04
      Gain on sale of Softline shares                          -                                0.09
                                               ------------------                   -----------------
                                               $            0.04                    $           0.13
                                               ==================                   =================



                                                                 Nine months ended December 31,
                                               --------------------------------------------------------------------
                                                           1998                                 1997
                                                    Amount        Percentage             Amount       Percentage
                                               --------------------------------     -------------------------------

Net sales                                      $      25,490,000          100%      $     16,520,000          100%

Cost of sales                                          5,445,000           21%             6,984,000           42%
                                               --------------------------------     -------------------------------

      Gross profit                                    20,045,000           79%             9,536,000           58%

Selling, general and administrative
      expenses                                        13,222,000           52%             6,499,000           39%
Other income (excluding gain on
      sale of Softline Limited shares)                 1,087,000            4%               243,000            1%
                                               --------------------------------     -------------------------------

      Income before taxes                              7,910,000           31%             3,280,000           20%

Income tax provision                                   2,184,000            9%               279,000            2%
                                               --------------------------------     -------------------------------

      INCOME FROM CONTINUING OPERATIONS                5,726,000           22%             3,001,000           18%

Gain on sale of Softline Limited shares,
      net of $2,587,000 estimated income
      taxes                                                    -            0%             5,253,000           32%
                                               --------------------------------     -------------------------------

      NET INCOME                               $       5,726,000           22%      $      8,254,000           50%
                                               ================================     ===============================


BASIC EARNINGS PER SHARE:
      Continuing operations                    $            0.20                    $           0.16
      Gain on sale of Softline shares                          -                                0.27
                                               ------------------                   -----------------
                                               $            0.20                    $           0.43
                                               ==================                   =================

DILUTED EARNINGS PER SHARE:
      Continuing operations                    $            0.18                    $           0.15
      Gain on sale of Softline shares                          -                                0.25
                                               ------------------                   -----------------
                                               $            0.18                    $           0.40
                                               ==================                   =================


Net Income

The Company reports a consolidated net income of $1,328,000 and $3,968,000 for the quarters ended December 31, 1998 and 1997, respectively. The results for the quarter ended December 31, 1997 included a gain of $4,018,000 ($2,697,000 after estimated income taxes) from the sale of Softline shares. Income from continuing operations (excluding the Softline gain) for the quarter ended December 31, 1997 was $1,271,000. The quarter ended December 31, 1998 results therefore represent an increase of $57,000, or 4%, in net income from continuing operations, compared to the quarter ended December 31, 1997.

The Company also reports a consolidated net income of $5,726,000 and $8,254,000 for the nine months ended December 31, 1998 and 1997, respectively. The results for the 1997 period included a gain of $7,840,000 ($5,253,000 after estimated income taxes) from the sale of Softline shares. Excluding this gain, net income from continuing operations for the nine months ended December 31, 1997 was $3,001,000. The nine months ended December 31,
1998 results therefore represent an increase of $2,725,000, or 91%, in net income from continuing operations, compared to the nine months ended December 31, 1997.

Net income (excluding the sale of Softline shares) represented 15% of net sales for the quarter ended December 31, 1998, compared to 13% for the comparable quarter in 1997. Similarly, net income (excluding the sale of Softline shares) increased as a percentage of net sales for the nine month period ended December 31, 1998, to 22%, compared to 18% for the 1997 period.

Both the absolute and the percentage increases in net income (excluding the sale of Softline shares) were due primarily to the Company's ARS and IBIS subsidiaries. The company acquired IBIS as of October 1, 1997 and ARS as of July 1, 1998.

Net Sales

Net sales decreased by $1,122,000, or 11%, for the three months ended December 31, 1998, to $8,894,000, compared to $10,016,000 for the comparable period ended December 31, 1997. This decrease is primarily attributable to a decrease of $4,238,000, or 42%, from net sales generated by Divergent. Divergent sales for the 1997 period included revenue generated from several contracts with a major retail group in Australia which were completed in March 1998. The decrease in Divergent sales was offset by an increase of $2,657,000, or 27%, in net sales generated by IBIS, and the inclusion $1,262,000 in net sales generated from ARS, which was acquired on July 1, 1998.

Net sales for the nine months ended December 31, 1998 increased by $8,970,000, or 54%, to $25,490,000 from $16,520,000 for the comparable period ended
December 31, 1997. The increase in net sales for the nine month period reflects the inclusion of IBIS sales for all nine months of fiscal 1998 and of ARS in the second and third quarters of fiscal 1998. This increase was offset by a decrease in Divergent sales due to the completion by Divergent of several contracts with a major retail group in Australia which were completed in March 1998.

Cost of Sales

Cost of sales for the quarters ended December 31, 1998 and 1997 were $2,337,000 and $5,100,000, respectively. The $2,763,000, or 54%, decrease reflects decreases in cost of sales at Divergent related to the major Australian retailer group contracts. Gross profit increased $1,641,000, or 33%, to $6,557,000 in the 1998 period, compared to $4,916,000 in the 1997 period. Gross profit increased as a percentage of sales from 49% for the 1997 period to 74% for the 1998 period, primarily due to a shift in total sales mix from lower margin hardware components to higher margin service components. This shift is in turn primarily attributable to the acquisitions of IBIS and ARS.

Cost of sales decreased $1,539,000, or 22%, to $5,445,000 for the nine months ended December 31, 1998, from $6,984,000 for the comparable period in 1997. Gross profit increased $10,509,000, or 110%, to $20,045,000 for the nine months ended December 31, 1998, from $9,536,000 for the comparable period ended December 31, 1997. As a percentage of sales, gross profit increased from 58% for the nine months ended December 31, 1997 to 79% for the comparable period in 1998. The increase in gross profit was again due to the inclusion of IBIS and ARS and the increased service components of their customer contracts.





Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 1998 were $4,782,000 compared to $2,995,000 for the three months ended December 31, 1997, representing an increase of $1,787,000, or 60%. Selling, general and administrative expenses increased $6,723,000, or 103%, to $13,222,000 for the nine months ended December 31, 1998 from $6,499,000 for the comparable period in 1997. The increases in expenses were due to growth in the Company's operations including acquisitions.

During the three month period ended December 31, 1998, selling, general and administrative expenses increased as a percentage of sales to 54%, compared to 30% for the three month period ended December 31, 1997. This increase was primarily due to costs associated with the rapid integration of ARS, Quest and Open Support into the operations of the Company. For the nine month periods ended December 31, 1998 and 1997, selling, general and administrative expenses increased as a percentage of sales from 39% to 52%.

Earnings Per Share

Basic earnings per share for the quarters ended December 31, 1998 and 1997 were $0.05 and $0.14 per share, respectively. The basic earnings per share for the quarter ended December 31, 1997 included $0.09 per share from the sale of Softline shares. Excluding this gain, the basic earnings per share would be the same as the comparable quarter of 1997.

Diluted earnings per share for the quarters ended December 31, 1998 and 1997 were $0.04 and $0.13 per share, respectively. The quarter ended December 31, 1997 diluted earnings per share included $0.09 per share from the sale of Softline shares. Excluding this gain, the diluted earnings per share would be the same as the comparable quarter of 1997.

Basic earnings per share for the nine months ended December 31, 1998 and 1997 were $0.20 and $0.43 per share, respectively. The basic earnings per share for the nine months ended December 31, 1997 included $0.27 per share from the sale of Softline shares. Excluding this non-recurring item, the basic earnings per share for the nine month period represent an increase of $0.04 per share over the comparable period in 1997.

Diluted earnings per share for the nine months ended December 31, 1998 and 1997 were $0.18 and $0.40, respectively. The diluted earnings per share for the period ended December 31, 1997 included $0.25 per share from the sale of Softline shares. Excluding this non-recurring item, the diluted earnings per share for the nine month period represent an increase of $0.03 per share over the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash of $5,156,000, a decrease of $9,313,000 from $14,469,000 of cash at March 31, 1998. The significant uses of cash were as follows:

  -     Income tax payments of $2,005,000;
  -     Loan to Softline of $5,216,000;
  -     Net payments related to the ARS acquisition of $1,403,000;
  -     Payments for other acquisitions of $656,000; and
  -     Repurchases of common stock at market for $667,000.

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

Communications with customers and suppliers to determine their Year 2000 issues are an integral part of the program. The Company has reviewed all vendor contracts and has requested written certification from each vendor that its products are Year 2000 compliant.

Assessment activities are estimated at approximately 85% complete. Assessment data is continuously updated as new information becomes available. Overall remediation efforts are estimated at 65% complete.

Because the assessment process is not yet complete, the Company cannot yet accurately estimate the costs and risks that will be associated with Year 2000 assessment and remediation. As of the date of this report, the Company has identified necessary remediation efforts which are estimated to cost $355,000. It is probable that this estimate will increase as the Company collects further assessment data. Costs for Year 2000 compliance are not being accounted for separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

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





IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14. The new statement changes the way that public companies report information about operating segments. SFAS 131 will be effective for the Company's fiscal year ending March 31, 1999. The Company does not expect the implementation of SFAS 131 to have any material effect on the Company's financial position or results of operations.

PART II. - OTHER INFORMATION

Item 2.  Changes in Securities

During the quarter ended December 31, 1998, the Company issued options to purchase an aggregate of 299,500 shares of common stock to certain employees and directors of the Company and its subsidiaries. The options are exercisable for five years at exercise price of $6.125 and $6.25 per share. These grants were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibits 2.3 to 2.6, 3.1, 3.2, and 10.02 to 10.14 included in the Company's report on Form 10-KSB for the transition period ended March 31, 1998; Exhibit
10.2 included in the Company's report on Form 10-QSB for the three months ended June 30, 1998; and Exhibits 2.1 to 10.4 included in the Company's report on Form 10-QSB for the quarter ended September 30, 1998, are incorporated herein by reference.

Exhibit                  Description
-------                  -----------


2.1 First Amendment to the Agreement and Plan of Reorganization dated January 28, 1999 among SVI Holdings, Inc. and its wholly-owned subsidiary; Applied Retail Solutions, Inc.; and the shareholders of Applied Retail Solutions, Inc. (included herewith).

10.1 Promissory note dated October 13, 1998 between SVI Holdings, Inc. and Softline Limited (included herewith).

10.2 Pledge Agreement dated October 13, 1998 between SVI Holdings, Inc. and Softline Limited (included herewith).

27       Financial Data Schedule (included herewith).


(b)  Reports on Form 8-K

         On September 14, 1998, the Company filed a Form 8-K/A which included the required financial data (Item 7) associated with the Company's acquisition of ARS (Item 2).

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SVI Holdings, Inc.
                                      Registrant

                                      /s/ David L. Reese
                                      -------------------------------
Date: February 3, 1999                David L. Reese
                                      Chief Financial Officer

                                      Signing on behalf of the registrant and as principal financial officer.