Form 10KSB
period 1999-03-31
SVI HOLDINGS INC
filed 1999-06-24
CIK 866535

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended:
                                 March 31, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-23049

                               SVI HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                    Nevada                               84-1131608
        -------------------------------             ----------------------
        (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)              Identification Number)


           7979 Ivanhoe Avenue, Suite 500, La Jolla, California 92037
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)


Issuer's Telephone Number, Including Area Code:  (619) 551-2365

Securities registered under Section 12(b) of the Exchange Act:
                                       Common Stock $0.0001 par value per share.

Securities registered under Section 12(g) of the Exchange Act:  None.

Name of each exchange on which registered:  American Stock Exchange.

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues from operations for the twelve months ended March 31, 1999 were $17,486,670. The Company also had additional revenues of $12,402,521 which are classified as discontinued operations.

The aggregate market value of the Issuer's voting stock held by non-affiliates was $89,300,039 as of May 26, 1999.

As of May 26, 1999, 32,070,045 shares of the Issuer's common stock were outstanding.

Documents incorporated by reference: The information required by Part III is incorporated from the Company's definitive proxy statement which will be filed on or before July 29, 1999.

Currency Translation

Unless otherwise indicated, references in this report to "$" are to U.S. Dollars. Transactions which occurred in foreign currencies are described in U.S. Dollars based on the exchange rate applicable on the transaction date unless otherwise indicated. Certain numbers in this report have been rounded.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION

SVI Holdings, Inc. ("SVI" or the "Company") was founded as a Nevada corporation in 1989 as Wilson Capital, Inc. The Company was inactive until February 1994 when it acquired Sabica Ventures, Inc. and changed its name to SVI Holdings, Inc. Sabica Ventures, Inc. was formed in 1990 as a holding company for potential growth industries. The Company maintains its principal place of business at 7979 Ivanhoe Avenue, Suite 500, La Jolla, California 92037. Its telephone number is
(619) 551-2365.

Since merging with Sabica Ventures, Inc. in 1994, the Company has grown steadily as a provider of computer and information technology services to specialty industries in domestic and international markets. More recently, the Company has narrowed its focus to two distinct portions of the information industry:

- Open architecture point of sale and retail management computer systems
- PC education courseware and computer skills assessment products

The Company is a holding company which operates solely through its wholly-owned subsidiaries. The Company has implemented its new focus through several strategic acquisitions and the sale of one major subsidiary over the last twelve months.

The Company has three primary retail system products:

- SVI-POST: Hardware independent, open architecture point of sale systems.

- SVI-HOST: Hardware independent, open architecture retail management systems software, including merchandising, accounting and supply chain management.

- SVI-E-HOST: An electronic commerce engine designed to interface with SVI-POST, SVI-HOST and other retail industry software platforms to create broad databases for enhanced well-targeted marketing programs.

During fiscal 1999, the Company acquired Applied Retail Solutions in San Diego, California and Triple-S Computers Pty. Limited in South Africa. Both companies are in the point of sale systems business.

In June 1999, the Company acquired Island Pacific Systems Corporation of
Irvine, California ("Island Pacific"), a leading provider of retail management software products. The Island Pacific products are now an important component of the SVI-HOST solution.

SVI currently has over 83,000 point of sale terminals installed with 3,400 clients worldwide. Major SVI clients include:

- United Stated Postal Service
- Crate & Barrel, Inc.
- Home Depot, Inc.
- Office Max Stores
- Musicland Stores
- Phillips Van Heusen
- Oshman's Sporting Goods
- Wilson's House of Suede
- The Limited
- Disney Stores
- Timerland
- Bugle Boy
- Liz Clairborne

The Company currently markets its products in North America, the United Kingdom, Australia, New Zealand and southern Africa.

The Company has partnering agreements with NCR, ICL Fujitsu and IBM, pursuant to which the Company's software products are licensed and sold with such companies' hardware products.

The Company sold its IBIS Systems Pty. Ltd. subsidiary effective January 1, 1999. IBIS provided software systems, hardware and customer service for the construction and plant hire industries, principally in the United Kingdom. The Company decided to sell IBIS to better focus operations and resources on the retail software systems industry.

During fiscal 2000, the Company expects to emphasize internal growth, market new products and provide new services to its existing client base. The Company will continue to evaluate opportunities (including acquisition opportunities) to exploit new trends, emerging markets and complimentary services within the retail software sector of the market.

The Company and its subsidiaries employ a total of approximately 315 people as of June 4, 1999, approximately 300 of which are full time.

INDUSTRY OVERVIEW - RETAIL SOFTWARE SYSTEMS

The rapid development of the retail software market has increasingly allowed the retail industry to track, analyze and implement sales information on a real-time basis. Software systems provide for the input of sales information as a sale occurs and simultaneously provide that information to the enterprise's retail management software. Such information is available both to local management and to company headquarters for purposes of asset management, inventory tracking and sales analysis. These systems have become increasingly important for multi-location retail enterprises that need to disseminate sales information throughout the enterprise to better manage inventory, costs, pricing and manufacturing. Multi-location retailers require sophisticated, integrated point of sale ("POS") retail management systems that can reliably and efficiently capture and manage large numbers of individual transactions generated from diversified points of sale.

Retail software systems were initially custom designed to satisfy individual business needs of a customer. These initial systems were proprietary with software and service developed internally or provided by a single vendor. Due to the custom nature of the application, little opportunity existed for vendors to leverage their niche success into market-wide success.

The retail software systems industry has developed from proprietary, customized, single platform systems to open architecture systems in which a variety of hardware and software products from different manufacturers can be combined to obtain the mix of features desired by the customer. With the advent of hardware and software systems using industry standard open system architecture, retailers are no longer captive to the single solution vendors which created their retail software systems. As a result, the market for retail systems has grown substantially to include smaller retailers as well as large chains, and a number of new suppliers have entered the retail software systems business.

While many retailers did, in the past, develop and maintain their own proprietary retail software systems, the increasingly competitive environment has made it difficult for such companies to keep up with the rapidly improving products which become available through outside vendors. By purchasing third party systems, companies reduce compatibility problems from hardware changes and also reduce the need for a sophisticated technical staff to maintain such systems, while having access to advanced products to operate more efficiently.

SVI's mission is to provide sophisticated and reliable enterprise retail software solutions to a wide variety of retail clients in diverse geographic markets, and to participate in the expansion of these markets.

RECENT GROWTH OF THE COMPANY

The Company has over the past two and one-half years made six major acquisitions of businesses or assets. These are:

=============================================================================================================================
Acquisition Date         Name and Principal Location                       Principal Business Activity at Time of Acquisition
=============================================================================================================================
October 1, 1996          Divergent Technologies Pty. Ltd., Australia       Point of sale and retail management computer
                                                                           systems
----------------------------------------------------------------------------------------------------------------------------
April 28, 1997           Chapman Computers Pty. Ltd., Australia            Accounting and management systems for retail
                                                                           industry
----------------------------------------------------------------------------------------------------------------------------
October 1, 1997 (sold    IBIS Systems Pty. Ltd., United Kingdom,           Software applications for construction and plant
as of Jan. 1, 1999)      Ireland and Scotland                              hire industries
----------------------------------------------------------------------------------------------------------------------------
April 1, 1998            Triple-S Computers Pty. Limited, South Africa     Point of sale retail systems
----------------------------------------------------------------------------------------------------------------------------
July 1, 1998             Applied Retail Solutions, San Diego, California   Point of sale retail systems
----------------------------------------------------------------------------------------------------------------------------
June 1999                Island Pacific Systems Corporation, Irvine,       Retail industry merchandising and management
                         California                                        software
=============================================================================================================================

DIVERGENT TECHNOLOGIES PTY. LTD.

The Company acquired Divergent Technologies Pty. Ltd. ("Divergent") effective October 1, 1996. Divergent is an Australian information technology company specializing in POS and retail management computer systems. In connection with the acquisition, the Company acquired the exclusive worldwide technology rights for Divergent's "dOLFIN" and "dPOSit" software products.

The purchase price for Divergent and the associated technology rights was $4,155,000 in cash, 1,300,000 shares of the Company's common stock, plus options to purchase an additional 1,600,000 shares of common stock at a price of $1.75 per share.

CHAPMAN COMPUTERS PTY. LTD.

On April 28, 1997, Divergent acquired the principal technology and computer software programs of Chapman Computers Pty. Ltd. ("Chapman"). Chapman is an Australian company that specializes in providing computer systems for accounting and management to the retail industry in Australia, New Zealand and the Pacific Rim.

The purchase price for Chapman was $1,384,000, consisting of $784,000 in cash and $600,000 paid through the issuance of 300,000 shares of the Company's common stock. The shares issued for the acquisition are held in escrow until April 28, 2000. The Company also issued an additional 200,000 shares of its common stock on March 16, 1998 pursuant to an earn-out provision in the acquisition agreement.

IBIS SYSTEMS PTY. LTD.

See discussion below under "Discontinued Operations."

TRIPLE-S COMPUTERS PTY. LIMITED

Effective April 1, 1998, Divergent acquired certain assets of Triple-S Computers Pty. Limited ("Triple-S") of Cape Town, South Africa. The acquisition was by assignment of the acquisition agreement from Softline Limited ("Softline"). Softline currently beneficially owns approximately 58 percent of the Company's common stock. Triple-S develops and installs POS retail systems throughout southern Africa. The Company reimbursed Softline for the $270,115 paid by Softline for Triple-S by issuing to Softline 68,035 shares of SVI common stock.

APPLIED RETAIL SOLUTIONS, INC.

Effective July 1, 1998, the Company acquired Applied Retail Solutions, Inc. ("ARS"), a San Diego based company specializing in POS software systems. ARS has been in business since 1987 and its "Retail Solutions Package" is installed on over 40,000 POS terminals in over 4,000 locations worldwide. ARS's significant clients include the United States Postal Service, Crate & Barrel, Home Depot and Office Max. The Retail Solutions Package is an open architecture system designed to work in a client-server environment. The Company issued 1,000,000 shares of its common stock in connection with the acquisition, and paid a total of $1,926,000 to the two principals of ARS for entering into two-year employment agreements and four-year non-compete agreements. An earn-out provision included in the acquisition provided that up to $2,000,000 would be paid in the form of SVI common stock upon ARS's achievement of certain revenue targets. On May
26, 1999, the Company and the former ARS shareholders agreed that the Company would issue 165,000 of its common shares to such shareholders in full satisfaction of the earn-out provision.

ISLAND PACIFIC SYSTEMS CORPORATION

In June 1999, the Company purchased all of the outstanding stock of Island Pacific Systems Corporation ("Island Pacific"), a California corporation, for $35 million cash. The Company also entered into three year employment agreements and three year non-competition agreements with some of Island Pacific's principals. The Company paid the purchase price using cash on hand, cash acquired from the sale of IBIS, approximately $4 million paid by Softline upon exercise of options, a $2.3 million loan from Claudav Holdings Ltd., B.V. (which owns 16.9% of the outstanding shares of the Company) and two bank loans. The first bank loan is in the amount of $15 million with interest-only payments for the first six months, convertible thereafter to a fully-amortized two year loan. The second loan is in the amount of $3.5 million and is a fully amortizing two year loan.

Island Pacific, founded in 1977, is based in Irvine, California and develops and markets retail industry merchandising and management software systems. Island Pacific's software automates the full scope of a retailer's operations from inventory planning and purchasing through distribution and final sale of goods. Island Pacific's products have been licensed to over 245 clients worldwide. Over 50 of such clients have been using Island Pacific's products for 8 or more years. Island Pacific's key clients include The Limited, Nike, J.C. Penny, The Disney Stores and Bugle Boy.

SALE OF SOFTLINE LIMITED SHARES

In 1996, the Company acquired 40% of the outstanding shares of Softline Limited, a South African company, for $2,014,000. Softline was listed on the Johannesburg Stock Exchange (the "JSE") in February 1997 via the merger with another company listed on that exchange. As a result of that merger, the Company's interest in the equity of Softline was diluted to approximately 29% of the outstanding shares, represented by 48,639,000 shares.

Between February 1997 and March 31, 1998, the Company sold all of its Softline shares and has not acquired any further holdings in Softline.

DISCONTINUED OPERATIONS

IBIS SYSTEMS PTY. LTD.

On May 1, 1999, the Company sold all of its stock in IBIS Systems Pty. Ltd. ("IBIS") with effect from January 1, 1999. The Company recorded a gain on the sale of IBIS of $274,000 after taxes.

The purchaser of IBIS was Kielduff Investments Limited, an Ireland corporation ("Kielduff"), which is owned and controlled by Peter Nagle and other former management or affiliates of SVI's IBIS subsidiary.

The purchase price for IBIS included the following components: (a) $2,250,000 cash; (b) 141,000 shares of SVI common stock; (c) the surrender by Mr. Nagle of the net shares issuable upon exercise of an option to purchase 50,000 shares of SVI common stock at $3.00 per share; and (d) a promissory note (the "Note") in the amount of $18,108,000, payable in full on October 1, 1999, bearing interest from May 1, 1999 at 2% over the base prime rate for U.S. dollar deposits quoted by HSBC Plc. The Note is secured by a pledge in favor of SVI of all of the common stock of IBIS.

As part of the transaction, the Company agreed to pay to Systems for Business Incorporated, a British Virgin Islands corporation ("Systems"), the sum of $4,500,000 which is last payable under the Note, in settlement of certain obligations assumed by the Company from Softline in connection with its acquisition of IBIS. Mr. Nagle is an affiliate of Systems. The Company subtracted this amount in determining net proceeds from the sale.

The Company also agreed with Kielduff that for a period of two years following the sale, the Company will not (a) solicit the customers of IBIS or (b) compete against the business of IBIS in the United Kingdom.

The Company determined to sell IBIS as part of the shift in strategic emphasis to enterprise software solutions for the retail industry. IBIS' software applications were non-retail and utilized for the building, leasing and general financial industries. The Board of Directors determined that the consideration to be received from the sale of IBIS should be directed to further acquisitions within the retail enterprise marketplace, and the proceeds were used to finance part of the acquisition of Island Pacific.

The Company acquired IBIS on October 1, 1997 through a group of agreements with Softline and Hosken Consolidated Investments Limited ("HCI") which resulted in a change of control of the Company in addition to the acquisition of IBIS. HCI is a South African company listed on the JSE. The group of agreements were as follows:

- Sales of Shares Agreement: by this agreement, the Company acquired 100% of the equity of Anniston Ventures Ltd. ("Anniston") and IBIS in exchange for the issuance of 5,000,000 shares of the Company's common stock to Softline.

- Share Swap Agreement: by this agreement, the Company issued 7,536,000 shares of its common stock to Softline in exchange for certain technology assets and 22,130,000 shares of the common stock of Softline.

- Renunciation Agreement: by this agreement, the Company renounced its rights in favor of HCI to the Softline shares acquired through the Share Swap Agreement in exchange for $7,662,000 cash paid by HCI.

As part of its acquisition of IBIS, the Company assumed an earn-out obligation payable to the management of IBIS based upon the financial performance of IBIS in 1998 and 1999. The Company and Softline settled the earn-out in connection with the Company's sale of IBIS as described above.

In summary, the agreements described above provided that the Company issued 12,536,000 shares of its common stock in exchange for 100% of the equity of Anniston and IBIS, certain technology assets and cash of $7,662,000. Softline, through these transactions, and through separate purchases of 4,000,000 shares of SVI's common stock from certain stockholders of the Company, acquired a total of 16,536,000 shares of the Company's common stock constituting approximately 58% of the Company's total outstanding common stock at that time.

Effective March 9, 1998, IBIS purchased from Multisoft Financial Systems Limited ("Multisoft") certain customer contracts and other assets which were associated with Multisoft's "Multisoft Direct" service for $6,478,000. The acquired assets included certain prepayments in the amount of $1,440,000 which were remitted to the Company at the time of the acquisition. During fiscal 1999, IBIS also acquired three other United Kingdom businesses. All of these operations were sold along with IBIS. In addition, the Company conveyed all of the assets of Anniston prior to the sale of IBIS. Anniston is now an inactive subsidiary of the Company.

MAJOR OPERATING SUBSIDIARIES

RETAIL SYSTEMS OPERATIONS

The Company's retail systems operations are composed of the following subsidiaries: ARS, Divergent, Triple-S and Island Pacific.

The Company's current primary retail software products include SVI-POST, SVI-HOST and SVI-E HOST. SVI-POST is retail POS software, which when installed with appropriate hardware, replaces cash registers. SVI-HOST is software designed for retail management systems, merchandising and supply chain management. SVI-E HOST is still under development and will be designed to provide electronic commerce capability to the SVI-POST and SVI-HOST applications, as well as other retail industry software platforms.

The Company currently has approximately 83,000 separate SVI-POST devices installed worldwide on behalf of approximately 3,200 clients. Included as part of SVI-POST's solution is ARS's "Retail Solutions Package" which represents approximately 40,000 of the Company's point of sale terminals. The Retail Solutions Package is an open architecture system designed to operate in a client-server environment.

Through the acquisition of Island Pacific, the Company acquired a complete package of retail management systems which are sold in modules under the I3(TM) brand name. These products are now part of the SVI-HOST solution.

The I3(TM) Merchandising product defines the core of the Island Pacific products. It includes management planning and "open to buy" forecasting, physical inventory, price management, competitor pricing and merchandise stock ledger. Other I3(TM) products include I3(TM) Financials, which provides software functionality for accounts payable, general ledgers and fixed assets; I3(TM) Sales Audit, providing up to date data at any point in the audit cycle; and I3(TM) Warehouse, a user definable locator system, which controls the physical flow of merchandise. All of the I3(TM) modules have multiple language and currency capabilities for international use.

ARS and Island Pacific serviced some of the same clients prior to SVI's acquisition of Island Pacific. The ARS and Island Pacific systems complement each other, and the Company intends to cross-market a complete system to the clients of each company which are not currently using the products of the other.

Island Pacific has approximately 245 clients worldwide running its systems. Premier clients include The Limited, Disney Stores, Timberland, Bugle Boy and Liz Claiborne.

Divergent's systems include (i) the dOLFIN Financial Management system for retail distribution and manufacturing companies, (ii) the dPOSit Retail, Management and Point-Of-Sale system for multi-store specialty retailers and
(iii) the RAGS Computer Systems, designed for the garment industry. Divergent's business systems provide complete integration of all business activities into a single software system.

Triple-S provides POS and retail management systems in southern Africa. Triple-S's clients include primarily large specialty retailers. Since the acquisition, the Company has improved and expanded the Triple-S product line and now offers southern African customers the Company's full range of retail software solutions.

SVI intends to continue its efforts to integrate the individual products of its retail systems subsidiaries so as to offer more sophisticated, higher quality products to its customers. The Company will rely on the combined talent of its subsidiaries to continue to create, integrate and improve its products.

The current market for the Company's retail software products are English speaking countries, including North America, the United Kingdom, Australia, New Zealand and southern Africa. The Company hopes to expand its market to non-English speaking countries in the future through resellers and hardware vendors. The Company has, in the past, expanded its market substantially via the acquisition of its subsidiaries based in various geographic areas.

The Company focuses generally on retailers in Tier 1 (over 700 stores) and Tier 2 (over 300 stores). The Company markets its products to specialty stores, department stores and mass merchandisers through an in house sales team.

The Company also has several strategic relationships and co-marketing agreements with computer and software manufacturers. Divergent has a strategic business alliance with IBM Corporation through which Divergent receives volume pricing on IBM hardware incorporated in its solutions. The Company's other subsidiaries also have partnering agreements with several hardware manufacturers, including NCR, ICL Fujitsu and IBM, pursuant to which the Company's software products are bundled with such companies' hardware products.

In April 1999, the Company entered into a co-marketing agreement with IBM to integrate the Company's SVI-E HOST product with certain IBM software upon the launch of the SVI-E HOST product.

The Company's retail systems subsidiaries spent approximately $1,660,000 and $1,306,000 on research and development for the twelve month periods ended March 31, 1999 and 1998, respectively.

SVI TRAINING PRODUCTS, INC.

SVI Training Products, Inc. ("Training") develops and distributes PC courseware and skills assessment products. The courseware is designed for use in an instructor-led training environment. Training licenses courseware either as individual manuals and instructor guides, or on a limited site license basis. Training has developed more than 215 training modules.

Site licensing allows a customer to print an unlimited number of course manuals for a fixed annual fee, and renewals provide Training with a recurring annual revenue stream. Over 80% of Training's site licenses are renewed. Training provides the site licensed courseware on CD-ROM, allowing customization of the instructor-led course materials.

Training uses a network of specialized sub-contractors to develop products. Training hires sub-contractors on a project basis, which allows for the fast, simultaneous development of multiple courses and gives Training access to diverse skills without fixed overhead commitments.

Training advertises and sells its product range through the internet using the SVI Training home page (svitrain.com). Training also markets its products through direct mail and trade shows. Training uses both in-house and independent representatives, and has representation in California, Texas, Indiana, the United Kingdom and South Africa. Customers include universities, large corporations, government agencies and training schools.

Training is also a reseller for Computer Based Training ("CBT") products, which are multimedia self-training materials for computer software applications. The CBT products are sold over the internet.

Training recently released "compAssess" computer skills testing program. The compAssess product enables employers to evaluate the computer skills of their employees and provides assistance in selecting the appropriate course modules for trainees. Training intends to market its skills testing software to personnel agencies, individual employers and training companies.

In August 1998, Training entered into a strategic agreement with PDI World Ltd. of the United Kingdom to market its training products in the United Kingdom, Europe and the Middle East. This agreement also includes marketing of Training's products on the internet. In the current fiscal year, Training will begin to develop training materials in support of the retail software applications developed by the Company's subsidiaries.

Training is currently developing courseware for retail management and POS software applications. This courseware will be designed to train all levels of store personnel from management to POS data entry clerks. Training intends to continue to broaden its base of products and to expand its markets both domestically and overseas.

COMPETITION

RETAIL SOFTWARE SYSTEMS

The retail software and POS systems industry has evolved from individual, customized, proprietary systems to large-scale, standardized, open architecture products. The Company has therefore relied on the open architecture of its products and its large-scale focus to stay competitive. Companies promoting proprietary systems have faced significant pressure on their operating margins and many have left the retail systems marketplace. The largest multinational open systems computer companies have not entered the retail software systems market on a large scale, but are potential future competitors for the Company.

The present market for the Company's retail software and POS products and services is highly competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. In addition, there are virtually no proprietary barriers to entry into the market. The Company expects competition to increase in the future as open systems architecture becomes more common in the Company's targeted industries. Competitive factors include price, product features and performance, compatibility, quality and reliability, brand awareness, timely introduction of new products, effective distribution networks, customer service and quality of visual display.

The Company has been able to enter new geographic markets by strategic acquisitions of established POS and retail management software companies in various markets. Even with these acquisitions, the Company must compete with other local service providers which have been able to develop strong local customer bases.

Many of the Company's current and potential competitors are more established, benefit from greater name recognition, have significantly greater financial, technical, production and/or marketing resources, and have more extensive distribution networks than the Company. The Company believes that the technical, creative and marketing skills of its personnel, its commitment to quality and the sophistication of its technology give it a competitive edge in this industry.

Several of the Company's competitors currently offer open systems and many more will likely move to open system architecture in the next several years. In order to compete effectively over time, the Company must continue aggressive technology development efforts, respond to evolving technology and customer demands and expand distribution channels. There is no guarantee that the Company will have the financial or technical resources required to remain competitive in this environment.

The Company's Divergent subsidiary has achieved a dominant market position in Australia for its POS and retail management systems. Divergent's primary competition in Australia consists of companies which have developed their own internal retail management systems. Divergent's market position in New Zealand and the Pacific Rim is not as dominant, and it competes with a number of other manufactures of hardware and software.

In the remainder of the Company's markets, the Company competes directly with a substantial number of large, well-established companies which offer open systems architecture products and related services.

Increased competition from manufacturers or distributors of products similar to or competitive with the Company's products, or from service providers that provide services similar to the Company's services, could result in price reductions, reduced margins and loss of market share, and could render the Company's technology obsolete, any of which could have a material adverse effect on the Company's results of operations and financial condition.

TRAINING PRODUCTS

The Company's Training subsidiary competes with a large number of companies offering similar products. The market for courseware and skills assessment products is characterized by low barriers to entry, and other information technology or educational resource companies may enter the market at any time. Many of these competitors and potential competitors have greater financial, technical, production and/or marketing resources than the Company. Training competes on the basis of its existing breadth of products, timely introduction of new products and value pricing. Management believes that these factors give Training an advantage over many of its competitors. Management further believes that larger competitors will find it difficult to compete on the basis of price with Training due to their higher development costs and larger overhead structures.

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

The Company believes that its proprietary rights do not infringe the proprietary rights of third parties. However, it is possible that third parties may assert that the Company's current or future products, software, trade names or services infringe on their rights. Any such claim, with or without merit, could be time consuming, result in costly litigation, cause product release delays and/or require the Company to enter into royalty or licensing agreements or to cease distribution of certain products or services. Royalty or licensing agreements, if required, may not be available on terms acceptable to the Company.

RISK FACTORS

The securities of the Company are speculative in nature and involve a high degree of risk. In addition to the other information contained in this report, stockholders should carefully consider the following risk factors.

FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results have shown significant fluctuations as a result of acquisitions, dispositions and discontinued operations. The Company acquired Island Pacific after 1999 fiscal year end, so the financial statements in this report do not reflect the operations of Island Pacific, which are expected to have a material impact on future results of operations. Accordingly, prior trends may not be indicative of future results of operations. The Company expects that its operating results will fluctuate in the future as a result of factors such as further significant acquisitions and/or dispositions, integration and consolidation of operations, technological advances in the Company's industries, increases in competition, currency fluctuations, political changes, overall domestic and international economic conditions, and other circumstances that may not be foreseeable at this time. The Company will have no control or influence over many of these factors.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. In connection with the Company's plan to grow its existing markets and expand into new markets, the Company may acquire other companies and convert or integrate such companies' existing operations and products with the Company's operations and products. If the Company does enter into any such acquisition transactions, the Company does not intend to seek stockholder approval unless it is required to do so by applicable law or the regulations of a stock exchange or quotations system through which the Company's securities trade. Therefore, the stockholders of the Company may not have the ability to review the financial statements of the acquisition candidate or to vote on the acquisition. Any such acquisition could dilute substantially the ownership interest of the existing stockholders. The Company may compete for acquisition and expansion opportunities with companies which have significantly greater financial and non-financial resources. The Company may not be able to locate or acquire suitable acquisition candidates, and operations that are acquired may not be integrated effectively and profitably into the Company's existing operations. Additionally, although acquisitions will be designed to increase the Company's long-term profitability, they may negatively impact the Company's operating results, particularly during the periods immediately following an acquisition, as a result of capital funding requirements, the dedication of management resources that may temporarily detract attention from other operations, difficulties of combining research and development and sales and marketing efforts, the necessity of coordinating geographically separated organizations, and difficulties integrating personnel with disparate business backgrounds and combining different corporate cultures.

RISKS ASSOCIATED WITH DISPOSITION OF IBIS. The Company sold its IBIS subsidiary on May 1, 1999 with effect from January 1, 1999. The purchaser paid a substantial portion of the consideration in the form of a promissory note due October 1, 1999. There is a risk that the purchaser may default under the promissory note. Although the note is secured by a pledge of all of the stock of IBIS, such stock may not be worth the unpaid amount of the note in the event of default. Moreover, foreclosing upon the stock of IBIS would require management to divert resources to the operation of IBIS or to the sale of IBIS to another party. The Company may not be able to retain existing management of IBIS, which could further impair value. Finally, the Company expects to repay a substantial portion of the indebtedness incurred in connection with the acquisition of Island Pacific by applying the proceeds of the IBIS note. To the extent proceeds from the IBIS note fall short of expectations, the Company would have to apply other operating income to satisfy of its obligations under that loan. See "Need to Repay Loans."

RISKS ASSOCIATED WITH OTHER DISPOSITIONS. As the Company increases its focus on retail software systems and consolidation and integration of current operations, it may engage in further dispositions of assets, subsidiaries or product lines. Any such dispositions may be subject to risks of non-performance by the purchaser and may have adverse effects on results of operations in future periods.

COMPETITION. The market for the Company's products is highly competitive. The industry includes major domestic and international companies, many of which have financial, technical, production, marketing, sales, distribution and other resources substantially greater than those of the Company and its subsidiaries. The principal elements of competition related to the Company's products include price, product features and performance, compatibility, quality and reliability, brand awareness, timely introduction of new products, effective distribution networks, customer service and quality of visual display. The Company believes the use of open systems architecture in its targeted industries is an important competitive element. Several of the Company's competitors currently offer open systems and many more will likely move to open system architecture in the next several years. The shift to open systems architecture will likely lead to increased competition in the future. Further disclosures regarding the competition facing each of the Company's major operations is set forth above under the heading "COMPETITION."

NEED TO REPAY LOANS. In connection with the Company's acquisition of Island Pacific, the Company obtained two bank loans totaling $18,500,000 and a loan from a related party of $2,300,000. The bank loans are secured by substantially all of the assets of SVI and all of the stock and substantially all of the assets of ARS and Island Pacific, as well as 65% of the stock of Divergent. The Company expects to prepay a substantial part of the bank loans using principal and interest due October 1, 1999 on the IBIS promissory note. Until payment is received on the IBIS promissory note, the Company will be required to use its operating income to make payments on these loans. There can be no guarantee that the purchaser of IBIS will pay the IBIS promissory note when due or at all. The related party loan calls for interest only payments until maturity with no stated maturity date. In the event of a default under the IBIS promissory note, the Company will not be able to prepay the bank loans as anticipated, and the required amortizing loan payments would in such circumstances have a material adverse effect on operating results in future periods. See "Risks Associated with Disposition of IBIS."

DEPENDENCE ON KEY PERSONNEL. The Company's success depends upon the continued contributions of its Chief Executive Officer, Barry M. Schechter. The Company's success also depends upon the executive management of Training, Retail, ARS, Divergent, Island Pacific and Triple-S. The business of the Company could be adversely affected by the loss of services of, or a material reduction in the amount of time devoted to the Company, by its executive officers.

CONTROL BY MAJORITY STOCKHOLDER. Softline currently owns approximately 58% of the issued and outstanding stock of the Company. As a result, Softline has the power to exercise majority control of the Company, with the ability to approve fundamental corporate transactions and to control the election of the entire Board of Directors. Barry M. Schechter, the Chairman and Chief Executive Officer of the Company, is also a director of Softline. Ivan Epstein, Gerald Rubenstein and Marcel Golding are also directors of both Softline and the Company, and Mr. Epstein is Chief Executive Officer of Softline.

RISK OF DISCONTINUED LISTING; POTENTIAL VOLATILITY OF STOCK PRICE. The Company's common stock is currently traded on the American Stock Exchange ("Amex"). There can be no guarantee that the Company will continue to meet the listing maintenance criteria established by Amex, or that Amex will not change the maintenance criteria such that the Company will no longer qualify for listing. In addition, the market price of the common stock could be subject to significant fluctuations in response to operating results and other factors, many of which are not within the control of the Company. In recent years the stock market in general, and the market for shares of smaller capitalization stocks in particular, have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of affected companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the common stock.

EFFECTS OF POSSIBLE ISSUANCE OF PREFERRED STOCK. The Company's articles of incorporation authorize the issuance of preferred stock in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The Company has no present plans to issue any shares of preferred stock. Any issuance of preferred stock could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of the outstanding voting stock of the Company.

RISKS OF INTERNATIONAL BUSINESS. The Company, through its subsidiaries, currently has significant operations abroad and plans to expand its foreign operations. Although senior management of the Company and its subsidiaries have significant experience managing international operations, the Company has limited experience in some of the foreign markets in which its subsidiaries operate. International expansion efforts may strain the Company's management and other resources. Any failure of the Company to expand in an efficient manner or to manage its dispersed organization could have a material adverse impact on the Company's business and financial results. Other risks the Company will face in its international business include potentially costly regulatory requirements; unexpected changes in regulatory requirements; application of foreign law; fluctuations in currency exchange rates (which could materially and adversely affect the Company's results of operation and, in addition, may have an adverse effect on demand for the Company's products abroad); tariffs or other barriers; difficulties in staffing and managing foreign operations; political and economic instability; difficulties in accounts receivable collection; extended payment terms; and potentially negative U.S. and foreign tax consequences. These factors could have an adverse impact on the Company's business and financial results in the future or require the Company to modify its current business practices.

LACK OF FUNDING COMMITMENTS. Expansion of the Company's business, including acquisitions, may require a commitment of substantial funds. The Company used a substantial portion of its cash reserves to purchase Island Pacific. In the event that the Company enters into additional acquisition agreements or to the extent that the internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding, either through collaborative arrangements or through public or private financing. The Company has no current commitments or arrangements with respect to additional funding. Additional financing may not be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to the existing stockholders will result. If adequate funds are not available, the Company's business could be adversely affected.

DEPENDENCE ON PROPRIETARY TECHNOLOGY; LACK OF PATENTS AND PROPRIETARY PROTECTION; RISKS OF THIRD PARTY INFRINGEMENT CLAIMS. The Company and its subsidiaries presently have no patents with respect to their proprietary technology. Instead, the Company and its subsidiaries rely upon copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect their proprietary products. All of these afford only limited protection. Accordingly, there can be no guarantee that the Company's measures to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that the Company's competitors will not independently develop or patent technologies which are substantially equivalent or superior to the Company's technologies. Although the Company believes that its products and technologies do not infringe upon the proprietary rights of any third parties, there is a risk that third parties may nonetheless assert infringement claims against the Company. Similarly, infringement claims could be asserted against third party products and technologies that the Company licenses or has the rights to use. Any such claims, if proved, could materially and adversely affect the Company's business and results of operations. In addition, though any such claims may ultimately prove to be without merit, the necessary management attention to, and legal costs associated with, litigation or other resolution of such claims could materially and adversely affect the Company's business and results of operations.

RAPID OBSOLESCENCE AND TECHNOLOGICAL CHANGE. The market for information technology products and services, including those products offered by the Company's subsidiaries, is characterized by rapidly changing technology, frequent introductions of new products and evolving industry standards which result in product obsolescence and short product life cycles. Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, obtain and successfully market new products and services that satisfy evolving technologies, customer preferences and industry requirements. Competitors may market products and services which have perceived advantages over those of the Company and its subsidiaries or which render products and services to be offered by the Company and its subsidiaries obsolete or less marketable.

NO DIVIDENDS ON COMMON STOCK. The Company has not previously paid any cash or other dividends on its common stock and does not anticipate payment of any dividends for the foreseeable future. The Company anticipates retaining its earnings to finance its operations, growth and expansion.

CERTAIN UNITED STATES FEDERAL INCOME TAX RISKS. It is possible that based on stock ownership and/or types of income, the Company may be classified as a passive foreign investment company, a controlled foreign corporation, a foreign personal holding company or a personal holding company for United States federal income tax purposes. Under the special rules that apply to such companies, United States residents may be required to include certain amounts in income before it is actually distributed to them. Although the Company intends, to the extent consistent with its other business goals, to operate in a manner that will minimize the adverse effects of such provisions, if applicable, no guarantee of such a result can be given. Therefore, each stockholder should consult his or her own tax advisor with respect to the tax consequences to him or her of the ownership and disposition of the Company's common stock, including the applicability and effect of federal, state, local and foreign tax laws and of changes in applicable tax laws.

YEAR 2000 SOFTWARE COMPLIANCE ("MILLENNIUM BUG"). As the year 2000 approaches, there is a risk that existing computer systems will be adversely affected by the rollover of the two digit year value to "00". Systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate erroneous data or cause system failures. The Company and its subsidiaries are primarily reliant on software developed internally and while such software has been enhanced to provide for the year 2000, it is possible that programs acquired from third parties and incorporated into applications may contain such errors. In addition, technology acquired by the Company through its recent acquisitions may not have been sufficiently tested for year 2000 compliance. Any year 2000 compliance problems of either the Company or third parties could materially affect the Company's business, financial condition or operating results. The Company intends to continue testing and enhancement of its software to ensure that risks related to the millennium bug are minimized. Since such software is continually in the process of development and enhancement, additional costs related to the correction of this problem are not expected to be significant. Additional information regarding the Company's year 2000 compliance program is set forth in Item 6 below.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's principal corporate headquarters consists of 1,899 square feet in a building located at 7979 Ivanhoe Avenue, Suite 500, La Jolla, California. This facility is shared with SVI Training Products, Inc. The facility is occupied under a lease which expires on June 30, 2000. The current base monthly rent is $3,700. ARS has its principal offices at 12707 High Bluff Drive, Suite 335, San Diego, California. This 18,313 square foot facility is leased through April 30, 2000. The current base monthly rent is $25,821.

Divergent Technologies Pty. Ltd. has its principal offices at Level 1, 35 Spring Street, Bondi Junction, Sydney, NSW 2022, Australia. This 3,398 square foot facility is leased through October 31, 2006. The current base monthly rent is $13,596. Divergent also leases small regional offices in Brisbane and Melbourne. These small regional facilities are leased for terms expiring in 1999 and 2000, respectively. Monthly base rental amounts are $924 and $1,843, respectively.

Triple-S has its principal offices at 101 Castle Street, Cape Town, South Africa. This is a 9,200 square foot facility which is leased through March 31, 2001. The current monthly rent is U.S. $4,593. Triple-S also maintains a small office in Johannesburg, South Africa.

Island Pacific's principal office is located at 19800 MacArthur Blvd., 12th Floor, Irvine, California. This is a 21,234 square foot facility. The current lease expires on June 30, 2005. Monthly base rent is $36,981. Island Pacific also leases a 1,700 square foot off-site storage facility located at 1725 Monrovia Avenue, Unit D-3, Costa Mesa, CA 92627. The lease expires May 31, 2000 and current monthly rent is $1,156. Island Pacific also occupies premises in the United Kingdom located at The Old Building, Mill House Lane, Wendens Ambo, Essex, England. The five-year lease for this three story office building commenced on September 1, 1998. Annual rent is $49,227 (payable quarterly) plus common area maintenance charges and real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS.

In September 1998, ALT Consulting, LLC ("ALT") filed a complaint against Island Pacific in the Orange County Superior Court (the "ALT Litigation") asserting claims for breach of contract and of the implied covenant of good faith and fair dealing, negligent and intentional misrepresentation, promissory fraud and declaratory relief arising out of a software consulting contract. Island Pacific has answered the complaint and filed a cross-complaint against ALT and its principal member asserting claims for rescission, breach of contract and of the implied covenant of good faith and fair dealing, breach of fiduciary duty, intentional and negligent misrepresentation, promissory fraud, misappropriation of trade secrets and conversion. Under the Stock Purchase Agreement entered into by the Company to acquire Island Pacific, the Company will provide the selling shareholders of Island Pacific with reasonable assistance and authority to defend and prosecute the ALT Litigation and contribute a maximum of $200,000 to costs and damages arising from the ALT Litigation. The Island Pacific selling shareholders are obligated to indemnify and hold the Company harmless from all other claims, damages or losses arising from the ALT Litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL MARKET

On July 8, 1998, the Company's common stock was approved for listing on the American Stock Exchange under the symbol "SVI". The Company's common stock also ceased trading on the over-the-counter market on July 8, 1998, where it had been trading since March 1994.

As of May 26, 1999 there were 32,070,045 shares of common stock outstanding held by 134 holders of record representing 1,218 beneficial owners.

STOCK PRICE AND DIVIDEND INFORMATION

The following table sets forth high and low sales prices for the common stock, on a quarterly basis from April 1, 1997 to March 31, 1999. Prices for quarters marked with a "*" are quarters during which the Company's stock was traded on the over-the-counter market. Figures for these quarters represent high and low bid closing quotations between dealers, and may not represent actual transactions. The source of the bid information is the National Association of Securities Dealers, Inc.

                                                Twelve Months Ended                               Twelve Months Ended
                                                   March 31, 1999                                    March 31, 1998
                                     -----------------------------------------         -----------------------------------------
         Quarter Ended               High Sales Price          Low Sales Price         High Sales Price          Low Sales Price
         -------------               ----------------          ---------------         ----------------          ---------------
June 30                                    5.06*                    3.91*                     2.88*                    2.05*
September 30                               8.31                     4.69                      3.00*                    2.13*
December 31                                7.88                     6.00                      4.88*                    2.25*
March 31                                  15.38                     7.38                      5.25*                    3.63*


The Company has not paid dividends to its stockholders since its inception and does not anticipate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended March 31, 1999, the Company issued 18,000 shares upon exercise of options issued to Madison Avenue Leasing in connection with a private placement in October 1997. Madison Avenue Leasing is a corporation affiliated with Donald Radcliffe, a director. The options had an exercise price of $2.00 per share.

On March 31, 1999, the Company issued 28,125 shares to Softline to reimburse it for costs borne by it in connection with the acquisition of the "compAssess" product by Training. The Company issued an additional 119,869 shares to Softline on March 31, 1999 to reimburse Softline for payments made by Softline in connection with the acquisition of Triple-S and Softline's advance of funds to repay a short term loan on behalf of Triple-S.

During the three months ended March 31, 1999, the Company granted options to purchase an aggregate of 130,500 shares of common stock under the Company's 1998 Incentive Stock Plan to certain employees and directors at an exercise price of $7.44 per share.

These transactions were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD-LOOKING STATEMENTS

All statements in this Item 6 which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include the effects on results of operations of the acquisition of Island Pacific, the effects of the Company's efforts to integrate operations and development efforts of its subsidiaries, the performance by the purchaser of IBIS under the terms of the promissory note given to the Company, competition, changes in demand for the Company's products, technological developments, and other risk factors identified in Item 1 and from time to time in future filings with the Commission. The Company undertakes no obligation to release publicly any revisions to forward-looking statements to reflect events or circumstances after the date of this report.

PRESENTATION OF FINANCIAL RESULTS

Following the close of the Company's fiscal year ended September 30, 1997, the Company changed its fiscal year end to March 31, commencing with the fiscal year ended March 31, 1998. The Company's Form 10-KSB for the fiscal year ended March 31, 1998 therefore reported results for the transitional six month period.

The Company's Consolidated Statements of Operations, Stockholders' Equity and Cash Flows included in this report show results for the following periods:

-   The fiscal year ended March 31, 1999
-   The twelve months ended March 31, 1998 (unaudited)
-   The six months ended March 31, 1998
-   The fiscal year ended September 30, 1997

The six month and twelve month periods ended March 31, 1998 and September 30, 1997 are not comparable to the current reported fiscal year ended March 31, 1999. Accordingly, the discussion and analysis below compares the fiscal year ended March 31, 1999 to the comparable twelve month period ended March 31, 1998. The twelve month period ended March 31, 1998 is unaudited, and includes the results for the transitional six month year ended March 31, 1998, plus the last two quarters of the fiscal year ended September 30, 1997.

All dollar and share amounts other than earnings per share are rounded to the nearest thousand.

DISCONTINUED OPERATIONS

As described above in Item 1 under "Discontinued Operations," the Company sold its IBIS subsidiary effective January 1, 1999. Accordingly, the operations of IBIS are shown in the financial statements as discontinued operations and are not included in the amounts recorded under net sales, cost of sales, income from operations or income from continuing operations. The discontinued operations shown on the Company's financial statements relate entirely to IBIS. Since IBIS represented a substantial part of the Company's operations during the reported periods, management believes that a full understanding of its operating results for the 1999 fiscal year requires that the discussion below include a pro forma analysis of operating results including operations from IBIS in addition to an analysis of reported results.

The Company recorded a gain on the sale of IBIS of $274,000 (after taxes).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales, as reported in the Consolidated Statements of Operations included with the financial statements.


As Reported on Consolidated Statements of Operations


                                                             Twelve months ended March 31,
                                                 ----------------------------------------------------
                                                          1999                        1998                      Variance
                                                    Amount    Percentage       Amount      Percentage     Amount   Percentage
                                                 -------------------------  -------------------------  ------------------------
                                                                             (unaudited)


Net sales                                        $ 17,487,000        100%   $ 17,702,000       100%   $    (215,000)       -1%

Cost of sales                                       5,347,000         31%      5,753,000        32%        (406,000)       -7%
                                                 -------------------------  ------------------------  -------------------------
     Gross profit                                  12,140,000         69%     11,949,000        68%         191,000         2%

Selling, general and administrative
   expenses                                         9,998,000         57%      9,055,000        51%         943,000        10%

Other income (excluding gain on disposal
   of Softline Limited shares)                      1,227,000          7%        532,000         3%         695,000       131%
                                                 -------------------------  ------------------------  -------------------------

     Income before taxes                            3,369,000         19%      3,426,000        19%         (57,000)       -2%

     Income tax provision                           1,671,000         10%      1,597,000         9%          74,000         5%
                                                 -------------------------  ------------------------  -------------------------
     Income from continuing operations
        before gain on disposal of shares           1,698,000         10%      1,829,000        10%        (131,000)       -7%

Gain on disposal of Softline Limited shares,
   net of taxes                                                        0%      7,133,000        40%      (7,133,000)     -100%
                                                 -------------------------  ------------------------  -------------------------

     Income from continuing operations              1,698,000         10%      8,962,000        51%      (7,264,000)      -81%
                                                 -------------------------  ------------------------  -------------------------
Discontinued operations
     Income from operations of IBIS,
        net of taxes                                3,613,000                  1,142,000                  2,471,000       216%
     Gain on disposal of IBIS, net
        of taxes                                      274,000                                               274,000       100%
                                                 -------------              -------------             -------------------------
     Income from discontinued operations            3,887,000                  1,142,000                  2,745,000       240%
                                                 -------------              -------------             -------------------------

Net income                                       $  5,585,000               $ 10,104,000              $  (4,519,000)      -45%
                                                 =============              =============             =========================


Basic earnings per share:
     Continuing operations                       $       0.06               $       0.09
     Discontinued operations                             0.13                       0.05
     Gain on disposal of Softline Limited shares           -                        0.34
     Gain on disposal of IBIS                            0.01                          -
                                                 -------------              -------------
           Total                                 $       0.20               $       0.48
                                                 =============              =============

Diluted earnings per share:
     Continuing operations                       $       0.05               $       0.08
     Discontinued operations                             0.11                       0.05
     Gain on disposal of Softline Limited shares           -                        0.30
     Gain on disposal of IBIS                            0.01                          -
                                                 -------------              -------------
           Total                                 $       0.17               $       0.43
                                                 =============              =============


Weighted average shares:
     Basic                                         28,600,000                 21,251,000
     Diluted                                       33,071,000                 23,379,000


The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items would bear to net sales, on an unaudited pro forma basis, if the operations of IBIS were included in continuing operations rather than classified as discontinued operations. The Company owned IBIS during the first three quarters of fiscal 1999 and during the last two quarters of the twelve month period ended March 31, 1998.


Pro Forma Inclusive of Operations of IBIS

                                                             Twelve months ended March 31,
                                                 ----------------------------------------------------
                                                          1999                        1998                     Variance
                                                    Amount    Percentage       Amount      Percentage    Amount     Percentage
                                                 -------------------------  -------------------------  -------------------------
                                                                             (unaudited)


Net sales (inclusive of IBIS operations)         $  29,889,000       100%   $  22,858,000       100%   $   7,031,000        31%

Cost of sales (inclusive of IBIS operations)         8,231,000        28%       8,373,000        37%        (142,000)       -2%
                                                 -------------------------  -------------------------  -------------------------
     Gross profit (inclusive of IBIS
        operations)                                 21,658,000        72%      14,485,000        63%       7,173,000        50%

Selling, general and administrative
  expenses (inclusive of IBIS operations)           14,842,000        50%      10,005,000        44%       4,837,000        48%
Other income (excluding gain on disposal
  of Softline Limited shares)                        1,503,000         5%         551,000         2%         952,000       173%
                                                 -------------------------  -------------------------  -------------------------

     Income before taxes                             8,319,000        28%       5,031,000        22%       3,288,000        65%

     Income tax provision                            3,008,000        10%       2,060,000         9%         948,000        46%
                                                 -------------------------  -------------------------  -------------------------

     Income from operations before gain on
        disposal of Softline Limited shares          5,311,000        18%       2,971,000        13%       2,340,000        79%

Gain on disposal of Softline Limited shares,
  net of taxes                                              -          0%       7,133,000        31%      (7,133,000)     -100%
                                                 -------------------------  -------------------------  -------------------------

     Income from operations                          5,311,000        18%      10,104,000        44%      (4,793,000)      -47%

Gain on disposal of IBIS, net of taxes                 274,000                          -                    274,000       100%
                                                 --------------             --------------             -------------------------

Net income                                       $   5,585,000              $  10,104,000              $  (4,519,000)      -45%
                                                 ==============             ==============             =========================


Basic earnings per share:
     Operations (including IBIS discontinued
        operations)                              $        0.19              $        0.14
     Gain on disposal of Softline Limited shares             -                       0.34
     Gain on disposal of IBIS                             0.01                          -
                                                 --------------             --------------
                                                 $        0.20              $        0.48
                                                 ==============             ==============

Diluted earnings per share:
     Operations (including IBIS discontinued
        operations)                              $        0.16              $        0.13
     Gain on disposal of Softline Limited shares             -                       0.30
     Gain on disposal of IBIS                             0.01                          -
                                                 --------------             --------------
                                                 $        0.17              $        0.43
                                                 ==============             ==============


Weighted average shares:
     Basic                                          28,600,000                 21,251,000
     Diluted                                        33,071,000                 23,379,000


NET INCOME

The Company reports consolidated net income of $5,585,000 and $10,104,000 for the twelve months ended March 31, 1999 and 1998, respectively. The results include income from discontinued operations of $3,887,000 and $1,142,000 for the periods ended March 31, 1999 and 1998, respectively, all of which represents net income from IBIS. The Company owned IBIS for the last two quarters of the twelve months ended March 31, 1998, and for the first three quarters of the fiscal year ended March 31, 1999. The results for the 1998 period also include a one-time gain of $8,210,000 ($7,133,000 after estimated income taxes) from the sale of Softline shares. Excluding the one-time gains from the sale of Softline shares in the 1998 period and the sale of IBIS in the 1999 period, comparative net income would have been $5,311,000 and $2,971,000 for the fiscal years ended March 31, 1999 and 1998, respectively, representing an increase of $2,340,000 or 79%.

Net income for fiscal 1999 and the 1998 comparative period, including the results from discontinued operations and excluding the one-time gains on the sale of Softline shares and the sale of IBIS, represents 18% and 13% of net sales (inclusive of IBIS net sales), respectively.

NET SALES

The Company reports net sales of $17,487,000 and $17,702,000, respectively, for the twelve months ended March 31, 1999 and 1998, a decrease of 1%. These reported amounts exclude net sales of IBIS in the amounts of $12,403,000 and $5,156,000, respectively. The reported net sales amounts reflect the inclusion of ARS which was acquired in July 1998 and increased sales from Training, offset by decreased sales of Divergent. The decrease in Divergent sales was directly related to the completion in March 1998 of several large contracts with a major retail group, which included significant hardware sales.

If sales of IBIS classified as discontinued operations were included, sales would have increased $7,031,000, or 31%, from $22,858,000 in the 1998 period to $29,889,000 in fiscal 1999. This increase in total net sales including discontinued operations was due to the inclusion of IBIS for three quarters in fiscal 1999 versus two quarters in the comparable 1998 period, and an overall increase in sales of IBIS.

COST OF SALES/GROSS PROFIT

The Company reports cost of sales of $5,347,000 and $5,753,000, respectively, for the twelve months ended March 31, 1999 and 1998. These amounts represented 31% and 32% of net sales, respectively.

If the discontinued operations of IBIS were included with cost of sales, the amounts would be $8,231,000 and $8,373,000 for fiscal 1999 and the comparative 1998 period, respectively. These amounts would represent 28% and 37% of net sales inclusive of IBIS. This decline in cost of sales (inclusive of IBIS discontinued operations) reflected a shift in revenue sources within IBIS from higher cost hardware sales to lower cost technology licensing. Reported cost of sales, exclusive of IBIS, remained nearly constant, both absolutely and as a percentage of net sales, from the 1998 period to the 1999 period.

Reported gross profit as a percentage of net sales increased 1% from 68% in the 1998 period to 69% in fiscal 1999. If the IBIS discontinued operations were included in the calculation, gross profit as a percentage of net sales would have increased 9%, from 63% in the 1998 period to 72% in fiscal 1999. As described above, most of the increase was due to lower cost of sales as a percentage of sales within IBIS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company reports selling, general and administrative expenses of $9,998,000 and $9,055,000, respectively, for the twelve months ended March 31, 1999 and 1998. These amounts represented 57% and 51% of reported net sales, respectively. The percentage increase was primarily due to costs associated with the rapid integration of ARS into the operations of the Company and, to a lesser extent, to a decline in sales activity in Australia and South Africa with a delayed reduction in operating costs.

If costs related to the IBIS discontinued operations were included, selling, general and administrative expenses would have been $14,842,000 and $10,005,000, respectively, for the 1999 and 1998 periods. These amounts would have represented 50% and 44% of net sales inclusive of IBIS. The percentage increase was due to the factors described above. The absolute increase was due primarily to the inclusion of IBIS for three of the four quarters in the 1999 period compared to only two of the four quarters in the 1998 period, as well as increased sales at IBIS in the 1999 period leading to higher selling, general and administrative expenses.

During fiscal 2000, the Company will be seeking to organize more efficiently its current multi-national operations, eliminate redundancies and better coordinate its product development and marketing efforts. The Company anticipates that these efforts will lead to a reduction in selling, general and administrative expenses as a percentage of net sales in future periods.

GAIN ON SALE OF SOFTLINE SHARES

For the twelve months ended March 31, 1998, the Company recorded a gain of $7,133,000 (net of estimated income taxes of $1,077,000) on the sales of Softline shares. The sale of the Softline shares yielded net proceeds of $12,032,000. The Company has no further holdings in Softline.

EARNINGS PER SHARE

The Company reports basic earnings per share of $0.20 and $0.48 for the twelve month periods ended March 31, 1999 and 1998, respectively. Basic earnings per share for the 1998 period included $0.34 per share attributable to the sale of Softline shares. Adjusting for this non-recurring event, and adjusting the basic earnings per share for the 1999 period to exclude the $.01 per share attributable to the gain on the sale of IBIS, basic earnings per share would be $0.19 and $0.14, respectively. This represents a 36% increase. The increase in basic earnings per share as so adjusted was due primarily to increases in earnings from IBIS, partially offset by a 35% increase in outstanding shares from 21,251,000 to 28,600,000.

The Company reports diluted earnings per share of $0.17 and $0.43 for the twelve month periods ended March 31, 1999 and 1998, respectively. Diluted earnings per share for the 1998 period included $0.30 per share attributable to the sale of Softline shares. Adjusting for this non-recurring event, and adjusting the diluted earnings per share for the 1999 period to exclude the $.01 per share attributable to the gain on the sale of IBIS, diluted earnings per share would be $0.16 and $0.13, respectively. This represents a 23% increase. This increase is lower than the comparable increase in basic earnings per share due to the larger increase (41% versus 35%) in outstanding shares on a fully diluted basis, from 23,379,000 to 33,071,000.

SUBSEQUENT EVENTS

On April 14, 1999, Softline Limited exercised options to purchase 1,994,000 shares of SVI common stock at $2.00 per share, for net proceeds of $3,989,000. As a result, Softline's ownership of shares in the Company increased from 55% to 58% of total outstanding shares. Total outstanding shares also increased by 8% from 29,741,000 to 32,070,000.

As further described above under Item 1, the Company purchased all of the outstanding stock of Island Pacific Systems Corporation in June 1999 for $35,000,000 cash. The Company paid the purchase price using cash on hand, cash acquired from the sale of IBIS, cash acquired from the exercise of options by Softline, a $2,300,000 loan from Claudav Holdings Ltd., B.V. (which owns 16.9% of the outstanding shares of the Company) and two bank loans totaling $18,500,000.

The loan from Claudav Holdings has no stated maturity date. Interest-only payments at prime are due monthly until maturity.

The bank loans are in the amounts of $15,000,000 and $3,500,000. The terms of the $15,000,000 loan call for interest-only payments for the first six months of the loan. At the end of the first six months, the Company may convert the balance to a two year, fully amortizing term loan. The $3,500,000 loan is a two year, fully amortizing term loan. Both loans may be prepaid at any time without penalty. The bank loans are secured by substantially all of the assets of SVI and all of the stock and substantially all of the assets of ARS and Island Pacific, as well as 65% of the stock of Divergent. The Company expects to prepay a substantial part of the bank loans using principal and interest due October 1, 1999 on the IBIS promissory note.


Island Pacific had net sales of $16,737,000 and $10,281,000, and net income
(loss) before taxes of $2,059,000 and $(616,000) during its fiscal years ended December 31, 1998 and 1997, respectively. The Company expects Island Pacific to contribute significantly to net sales and earnings in future periods.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash and cash equivalents of $13,006,000, a decrease of $1,463,000 from $14,469,000 as of March 31, 1998. The significant uses of cash and cash equivalents were as follows:

-        Income tax payments of $2,005,000;
-        Net payments of $2,115,000 for acquisitions;
- Purchases of proprietary software and research and development expenditures of $2,679,000;
-        Repurchases of common stock at market for $951,000; and
-        Purchases of furniture and equipment of $821,000.

The uses of cash were offset by the following sources of cash:

-        Net proceeds of $2,218,000 from the sale of IBIS;
- Net cash of $4,204,000 from operating activities excluding income tax payments; and
-        Proceeds of $719,000 from options exercised.

As described above, the Company closed its acquisition of Island Pacific on June 3, 1999 for a purchase price of $35,000,000 in cash. As of June 11, 1999 the Company has approximately $2,300,000 in cash and cash equivalents. The Company believes that its current cash on hand together with its earnings from operations will be sufficient to meet its working capital needs for the next twelve months.

The Company will be required to use operating income to discharge the payments due on the loans obtained to purchase Island Pacific. These payments could have an adverse effect on earnings. In the event of a default under the IBIS promissory note, the principal balance of the bank loans may not be reduced as anticipated, and monthly payments due to the bank would increase substantially. These payments would have an adverse effect on earnings until the loans are fully amortized.

The Company expects to continue its strategy of seeking acquisition opportunities within its target profile of companies with advanced technologies and market leadership in the retail software sector of the information technology market. There can be no assurance that any such acquisition opportunities will be available on terms acceptable to the Company, or that any such acquisitions will be ultimately consummated. To the extent that the terms of any such acquisitions call for payment in cash, the Company will likely need to seek an outside source of capital. The Company has not identified any sources for such capital, and there can be no guarantee that such capital will be available on terms acceptable to the Company or at all.

STOCK OPTION PLANS

On October 5, 1998, the Board of Directors adopted the 1998 Incentive Stock Plan. This plan is in addition to the Company's Incentive Stock Option Plan adopted in 1989. 3,500,000 shares of common stock are reserved for issuance under the new plan and may be issued pursuant to incentive stock options, non-statutory options, stock bonuses, stock appreciation rights and stock purchase agreements. The exercise price of options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of the grant, in the case of incentive stock options, or 85% of the fair market value on the date of the grant, in the case of non-statutory stock options. Options must vest over a period not to exceed five years.

The stockholders approved the 1998 Plan as well as an increase in authorized shares under the 1989 Plan to 1,500,000 at the Company's annual meeting of stockholders on November 2, 1998.

YEAR 2000 SOFTWARE COMPLIANCE ("MILLENNIUM BUG").

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. As a result, software and computer systems, including machines controlled by microprocessors, may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

In general, the Company's operating subsidiaries develop and sell software developed internally. The Company believes that no significant Year 2000 issues exist with these products and services. However, some of the Company's customers may not install the Year 2000 compliant versions of the Company's products in a timely manner, which could lead to failure of customer systems and product liability or warranty claims against the Company.

Although the Company believes that its systems are generally Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. For this reason, the Company has implemented a four step plan to address its Year 2000 issues, consisting of (i) assessing Year 2000 readiness; (ii) remediating non-compliant hardware and software; (iii) testing remediated hardware and software; and (iv) certifying Year 2000 compliance. Personnel from each operating subsidiary as well as outside consultants have been involved in the process. Senior management of the Company is coordinating the effort. Assessment activities are estimated at approximately 98% complete. Assessment data is continuously updated as new information becomes available. Overall remediation efforts are estimated at 85% complete. The Company believes it has adequate resources to complete these efforts, and anticipates completion of all assessment and remediation efforts by September 30, 1999.

Communications with customers and suppliers to determine their Year 2000 preparedness are an integral part of the program. The Company's subsidiaries have reviewed all vendor contracts and have requested written certification from each vendor that its products are Year 2000 compliant. The Company has received replies from approximately 90% of its vendors.

The Company estimates its Year 2000 remediation effort will cost $250,000 including costs incurred to date. The Company does not believe that the cost of Year 2000 remediation will have a material adverse effect on the Company's consolidated financial position or results of operations. The estimated impact, cost and timing of the Company's Year 2000 effort is based on the Company's best estimates using information currently available. These estimates may not be achieved, and actual results could differ materially from the Company's plans.

In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. This could result in system failures or generation of erroneous information and could cause significant disruption of business activities. In the event the Company does not fully identify and correct all Year 2000 problems in the products marketed by its subsidiaries, those subsidiaries could become subject to warranty claims or returns, which could have an adverse effect on financial performance. Moreover, the Company's subsidiaries could become subject to warranty claims, with or without merit, returns and/or increased customer support expenses if the computer systems of customers are not able to integrate the Company's products due to customers' internal Year 2000 problems.

The former shareholders of ARS have represented that ARS's express written warranties to customers concerning Year 2000 compliance for ARS's products and services are accurate, and such shareholders have agreed to indemnify the Company in the event this representation proves not to be accurate, up to the full value of the consideration paid or to be paid by the Company in the acquisition of ARS. The former shareholders of Island Pacific have made similar warranties and have agreed to indemnify the Company for any breach of those warranties (subject to a $1 million limitation on indemnification). The Company has no similar guarantees with respect to its other operating subsidiaries.

The Company intends as part of the certification process to have each of its operating subsidiaries perform a Year 2000 "dry run," where the dates on all computers and microprocessor-controlled equipment are set ahead to a date within the year 2000, and the Company hopes that the dry run will identify any remaining internal Year 2000 issues before problems occur. These procedures will not however identify external Year 2000 problems.

ITEM 7.  FINANCIAL STATEMENTS.

Please see financial statement pages F-1 through F-26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 24, 1998, the Company engaged Deloitte & Touche LLP to serve as the Company's independent accountants for the fiscal year ending March 31, 1999. On the same date, the Company formally notified Singer Lewak Greenbaum & Goldstein LLP ("Singer Lewak"), its prior independent accountants, that the Company would not be engaging Singer Lewak to serve as its independent accountants for the fiscal year ending March 31, 1999. The decision was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

Singer Lewak's reports for the fiscal years ended March 31, 1998, September 30, 1997 and September 30, 1996 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Singer Lewak on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The reason for the change in accountants was the desire of the Company to engage a firm with a national and international reputation and presence so that a single firm could serve all of the Company's domestic and foreign operations and subsidiaries.

PART III

The information required by Part III is incorporated by reference from the Company's definitive proxy statement which will be filed by no later than July 29, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit                    Description
-------                    -----------

2.1 Sales Of Shares Agreement dated January 28, 1996, between the Company and Management of the Softline Management Group for the acquisition of Softline Business Systems (Pty) Ltd., incorporated by reference to exhibit 10.3 of the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

2.2 Share Purchase Agreement dated November 4, 1996 as amended among the Company and Hookmond Pty., Ltd. and Landreef Pty. Ltd. for the acquisition of the equity of Divergent Technologies Pty. Ltd., incorporated by reference to exhibit 10.4 of the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

2.3 Technology Purchase Agreement dated November 4, 1996 as amended between the Company and New Hope Trading Limited for the acquisition of the exclusive worldwide technology rights for the "dOLPHIN" and "dPOSit" software products, incorporated by reference to exhibit 10.5 of the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

2.4 Asset Purchase Agreement dated as of April 28, 1997, among the Company, Divergent Technologies Pty. Ltd., Colin Bruce Chapman, Chapman Computers Pty. Ltd. and The Chapman Computers Unit Trust, incorporated by reference to exhibit 2.1 of the Form 8-K filed on August 11, 1997.

2.5 Escrow Agreement among Escrow Agent and Divergent Technologies Pty. Ltd., Colin Bruce Chapman, Chapman Computers Pty. Ltd. and The Chapman Computers Unit Trust, incorporated by reference to exhibit 2.2 of the Form 8-K filed on August 11, 1997.

2.6 Sale of Shares Agreement between Softline Limited and the Company for the acquisition of IBIS Systems Pty. Ltd., incorporated by reference to exhibit 1 of the Company's Form 8-K filed on December 19, 1997.

2.7 Share Swap Agreement between the Company and Softline Limited for the exchange of 7,536,000 SVI shares for 22,130,448 shares of Softline Limited, incorporated by reference to exhibit 2 of the Company's Form 8-K filed on December 19, 1997.

2.8 Renunciation Agreement among the Company, Hosken Consolidated Investments Limited ("HCI") and Softline Limited providing for the sale of 22,130,448 Softline shares to HCI, incorporated by reference to exhibit 3 of the Company's Form 8-K filed on December 19, 1997.

2.9 Agreement between the Company, HCI and Softline Limited, incorporated by reference to exhibit 5 of the Company's Form 8-K filed on December 19, 1997.

2.10 Agreement of Merger and Plan of Reorganization dated as of July 1, 1998 among SVI Holdings, Inc. and its wholly-owned subsidiary; Applied Retail Solutions, Inc.; and the shareholders of Applied Retail Solutions, Inc., incorporated by reference to exhibit 2.1 of the Form 8-K filed on September 16, 1998.

2.11 First Amendment to the Agreement and Plan of Reorganization dated January 28, 1999 among SVI Holdings, Inc. and its wholly-owned subsidiary; Applied Retail Solutions, Inc.; and the shareholders of Applied Retail Solutions, Inc., incorporated by reference to exhibit
          2.1 of the Form 10-QSB for the quarter ended December 31, 1998.

2.12 Second Amendment to the Agreement and Plan of Reorganization dated May 24, 1999 among SVI Holdings, Inc. and its wholly-owned subsidiary; Applied Retail Solutions, Inc. and the shareholders of Applied Retail Solutions Inc. (Included herewith).

2.13 Share Sale Agreement effective December 31, 1998 between Kielduff Investments Limited and SVI Holdings, Inc., incorporated by reference to exhibit 10.2 of the Form 8-K filed on May 14, 1999.

2.14 Promissory Note dated December 31, 1998 executed by Kielduff Investments Limited in favor of SVI Holdings, Inc., incorporated by reference to exhibit 10.3 of the Form 8-K filed on May 14, 1999.

2.15 Pledge Agreement effective December 31, 1998 between Kielduff Investments Limited and SVI Holdings, Inc., incorporated by reference to exhibit 10.4 of the Form 8-K filed on May 14, 1999.

2.16 Settlement and Release Agreement effective December 31, 1998 among Kielduff Investments Limited, SVI Holdings, Inc., Softline Limited, Systems for Business Incorporated and IBIS Systems Limited, incorporated by reference to exhibit 10.5 of the Form 8-K filed on May 14, 1999.

2.17 Stock Purchase Agreement dated June 1, 1999 among SVI Holdings, Inc., Island Pacific Systems Corporation, and the shareholders of Island Pacific Systems Corporation, incorporated by reference to exhibit 2.1 to the Form 8-K filed on June 18, 1999.

2.18 Employment Agreement of Todd T. Hammett dated June 3, 1999, incorporated by reference to exhibit 2.2 to the Form 8-K filed on June 18, 1999.

2.19 Employment Agreement of Mark Wulff dated June 3, 1999, incorporated by reference to exhibit 2.3 to the Form 8-K filed on June 18, 1999.

2.20 Noncompetition Agreement of the Mickelsen Family Trust dated June 3, 1999, incorporated by reference to exhibit 2.4 to the Form 8-K filed on June 18, 1999.

3.1 Articles of Incorporation, incorporated by reference to exhibit 3.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1993.

3.2 Bylaws, incorporated by reference to exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

3.3       Amendment to Bylaws dated July 3, 1998, incorporated by reference to exhibit 3.1 of the Form 10-QSB for the quarter ended September 30, 1998.

10.1 Incentive Stock Option Plan, as amended April 1, 1998, incorporated by reference to exhibit 10.1 to the Company's Form 10-QSB for the quarter ended September 30, 1998.

10.2 Deed of Assignment of Copyright between Chapman Computers and The Chapman Computers Unit Trust, and Divergent Technologies Pty. Ltd., incorporated by reference to exhibit 2.3 of the Form 8-K filed on August 11, 1997.

10.3 Confidentiality Agreement between Chapman Computers Pty. Ltd. and Chapman Computers Pty. Ltd. as Trustee for The Chapman Computers Unit Trust, and Divergent Technologies Pty. Ltd., incorporated by reference to exhibit 2.4 of the Form 8-K filed on August 11, 1997.

10.4 Employment Agreement of Barry M. Schechter dated effective October 1, 1997, incorporated by reference to exhibit 10.15 of the Company's 10-KSB for the fiscal year ended September 30, 1997.

10.5 Agreement between Multisoft Financial Systems Limited and the Sage Group Plc., and IBIS Systems Limited, incorporated by reference to exhibit 10.21 of the Company's Form 8-K filed on March 24, 1998.

10.6 Amendment Agreement between Multisoft Financial Systems Limited and The Sage Group Plc, and IBIS Systems Pty. Ltd., incorporated by reference to exhibit 10.22 of the Company's Form 8-K filed on March 24, 1998.

10.7 License to Occupy between Multisoft Financial Systems Limited and IBIS Systems Pty. Ltd., incorporated by reference to exhibit 10.23 of the Company's Form 8-K filed on March 24, 1998.

10.8 Employment Agreement between Divergent Technologies Pty. Ltd. and Shaun Rosen dated November 5, 1996, incorporated by reference to exhibit 10.13 of the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

10.9 Lease dated November 1, 1996 between Divergent Technologies Pty. Ltd. and Reefmist Pty. Limited, incorporated by reference to exhibit 10.14 of the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

10.10 Assignment and Assumption of Acquisition Agreement dated April 1, 1998 among Softline Limited, Softline Holdings (Pty) Limited, Triple-S Computers (Pty) Limited, Divergent S.A. (Pty) Limited and the shareholders of Triple-S Computers (Pty) Limited, incorporated by reference to exhibit 10.2 of the Company's Form 10-QSB for the quarter ended June 30, 1998.

10.11 1998 Incentive Stock Plan, incorporated by reference to exhibit 10.2 of the Form 10-QSB for the quarter ended September 30, 1998.

10.12 Employment Agreement of Sam Pickard dated as of August 27, 1998, incorporated by reference to exhibit 2.3 of the Form 8-K filed on September 16, 1998.

10.13 Employment Agreement of Larry Lahodny dated as of August 27, 1998, incorporated by reference to exhibit 2.4 of the Form 8-K filed on September 16, 1998.

10.14 Promissory note dated October 13, 1998 between SVI Holdings, Inc. and Softline Limited, incorporated by reference to exhibit 10.1 of the Form 10-QSB for the quarter ended December 31, 1998.

10.15 Pledge Agreement dated October 13, 1998 between SVI Holdings, Inc. and Softline Limited, incorporated by reference to exhibit 10.2 of the Form 10-QSB for the quarter ended December 31, 1998.

10.16 Term Loan Agreement dated June 3, 1999 between SVI Holdings, Inc. and Union Bank of California, N.A., incorporated by reference to exhibit
          10.1 to the Form 8-K filed on June 18, 1999.

10.17 Term Loan A Note dated June 3, 1999 between SVI Holdings, Inc. and Union Bank of California, N.A., incorporated by reference to exhibit
          10.2 to the Form 8-K filed on June 18, 1999.

10.18 Term Loan B Note dated June 3, 1999 between SVI Holdings, Inc. and Union Bank of California, N.A., incorporated by reference to exhibit
          10.3 to the Form 8-K filed on June 18, 1999.

10.19 Pledge Agreement dated June 3, 1999 between SVI Holdings, Inc. and Union Bank of California, N.A., incorporated by reference to exhibit
          10.4 to the Form 8-K filed on June 18, 1999.

10.20 Security Agreement by SVI Holdings, Inc. in favor of Union Bank of California, N.A., incorporated by reference to exhibit 10.5 to the Form 8-K filed on June 18, 1999.

10.21 Security Agreement by Applied Retail Solutions, Inc. in favor of Union Bank of California, N.A., incorporated by reference to exhibit 10.6 to the Form 8-K filed on June 18, 1999.

10.22 Security Agreement by Island Pacific Systems Corporation in favor of Union Bank of California, N.A., incorporated by reference to exhibit
          10.7 to the Form 8-K filed on June 18, 1999.

21        List of Subsidiaries.

27        Financial Data Schedule.


(b)      Reports on Form 8-K During the Fourth Quarter

         None.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVI HOLDINGS, INC., A NEVADA CORPORATION

                                     By:   /s/ Barry M. Schechter
                                           -------------------------------------
                                           Barry M. Schechter, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: June 24, 1999


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signatures                                    Capacity                                Date
          ----------                                    --------                                ----

/s/ Barry M. Schechter                      Chairman of the Board, President,                June 24, 1999
-----------------------------               Chief Executive Officer and Director
Barry M. Schechter


/s/ David L. Reese                          Chief Financial Officer, Secretary               June 24, 1999
-----------------------------               and Director
David L. Reese


/s/ Arthur S. Klitofsky                     Vice President and Director                      June 24, 1999
-----------------------------
Arthur S. Klitofsky


/s/ Donald S. Radcliffe                     Director                                         June 24, 1999
-----------------------------
Donald S. Radcliffe


/s/ Ivan M. Epstein                         Director                                         June 24, 1999
-----------------------------
Ivan M. Epstein


/s/ Gerald Rubenstein                       Director                                         June 24, 1999
-----------------------------
Gerald Rubenstein


/s/ Ian Bonner                              Director                                         June 24, 1999
-----------------------------
Ian Bonner


/s/ Marcel Golding                          Director                                         June 24, 1999
-----------------------------
Marcel Golding


SVI HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                                                        Page
                                                                        ----
INDEPENDENT AUDITORS' REPORT OF DELOITTE & TOUCHE LLP                   F-1

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
OF SINGER LEWAK GREENBAUM & GOLDSTEIN LLP                             F-2 - F-3

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                        F-4

     Consolidated Statements of Operations                              F-5

     Consolidated Statements of Stockholders' Equity                    F-6

     Consolidated Statements of Cash Flows                            F-7 - F-8

     Notes to Consolidated Financial Statements                       F-9 - F-26

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of SVI Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of SVI Holdings, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of SVI Holdings, Inc. and subsidiaries as of March 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/S/ DELOITTE & TOUCHE LLP

San Diego, California
May 14, 1999 (except for Note 15, as to which the date is June 3, 1999)

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


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 20, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
SVI Holdings, Inc.

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of SVI Holdings, Inc. and Subsidiaries for the year ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SVI Holdings, Inc. and Subsidiaries for the year ended September 30, 1997, in conformity with generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
December 5, 1997


SVI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------

                                                                                   MARCH 31,           MARCH 31,
                                                                                     1999                1998
                                                                              ------------------  -------------------
                                  ASSETS
Current assets:
     Cash and cash equivalents                                                $      13,006,153   $       14,468,578
     Accounts receivable, net of allowance for doubtful accounts
          of $374,685 and $342,537, respectively                                      3,310,008            2,926,952
     Other receivables                                                                2,994,836              287,450
     Note receivable                                                                 13,608,000                    -
     Inventories                                                                        238,314              326,807
     Prepaid expenses and other current assets                                          183,760              388,456
                                                                              ------------------  -------------------
          Total current assets                                                       33,341,071           18,398,243

Property and equipment, net                                                             734,386              885,276
Capitalized software, net                                                            14,053,186           12,290,472
Goodwill, net                                                                         4,534,570           14,586,102
Non-compete agreement, net                                                            1,677,112                    -
Deferred income tax asset                                                               762,910              239,690
Other assets                                                                            175,649               80,873
                                                                              ------------------  -------------------

                Total assets                                                  $      55,278,884   $       46,480,656
                                                                              ==================  ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $         345,275   $        3,520,223
     Accrued expenses                                                                 1,908,105            2,477,699
     Line of credit                                                                     231,876                    -
     Income taxes payable                                                             2,576,151            2,637,424
                                                                              ------------------  -------------------
          Total current liabilities                                                   5,061,407            8,635,346

Due to stockholder                                                                            -               14,552
Long-term liabilities                                                                 2,000,000               35,299
Deferred income tax liability                                                           805,433              720,464
                                                                              ------------------  -------------------
          Total liabilities                                                           7,866,840            9,405,661
                                                                              ------------------  -------------------
Commitments and contingencies (Note 9)

Stockholders' equity
    Preferred stock, $.0001 par value; 5,000,000 shares
          authorized; no shares issued and outstanding                                        -                    -
    Common stock, $.0001 par value; 50,000,000 shares authorized;
          29,741,278 and 28,146,684 shares issued and outstanding                         2,987                2,815
    Additional paid-in capital                                                       39,435,921           33,137,939
    Treasury stock, at cost; shares - 127,400 in 1999 and none in 1998                 (951,404)                   -
    Retained earnings                                                                 9,885,138            4,299,994
    Accumulated other comprehensive loss                                               (960,598)            (365,753)
                                                                              ------------------  -------------------
          Total stockholders' equity                                                 47,412,044           37,074,995
                                                                              ------------------  -------------------
                Total liabilities and stockholders' equity                    $      55,278,884   $       46,480,656
                                                                              ==================  ===================



              The accompanying notes are an integral part of these
                       consolidated financial statements.


SVI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                      SIX MONTHS
                                                                                                         ENDED          YEAR ENDED
                                                                         YEAR ENDED MARCH 31,           MARCH 31,      SEPTEMBER 30,
                                                                         1999            1998             1998             1997
                                                                    -------------    -------------    -------------    -------------
                                                                                      (unaudited)

Net sales                                                           $ 17,486,670     $ 17,701,729     $ 11,198,015     $ 10,433,878
Cost of sales                                                          5,347,376        5,752,896        3,868,683        3,036,660
                                                                    -------------    -------------    -------------    -------------
     Gross profit                                                     12,139,294       11,948,833        7,329,332        7,397,218

Selling, general, and administrative expenses                          9,997,805        9,054,820        5,550,306        5,883,558
                                                                    -------------    -------------    -------------    -------------
     Income from operations                                            2,141,489        2,894,013        1,779,026        1,513,660
                                                                    -------------    -------------    -------------    -------------
Other income (expense):
     Interest income                                                     646,343          382,392          351,309           60,751
     Other income                                                        817,108           14,632           34,781                -
     Interest expense                                                    (90,467)         (41,524)         (13,866)        (103,398)
     Loss on foreign currency transaction                               (145,850)        (102,178)         (14,041)        (120,455)
     Equity in earnings of Softline Limited                                    -          279,427                -          627,550
     Gain on disposal of Softline Limited shares                               -        8,209,891        4,388,389        3,973,755
                                                                    -------------    -------------    -------------    -------------
          Total other income (expense)                                 1,227,134        8,742,640        4,746,572        4,438,203
                                                                    -------------    -------------    -------------    -------------

     Income before provision for income taxes                          3,368,623       11,636,653        6,525,598        5,951,863

Provision for income taxes                                             1,670,966        2,674,445        1,848,583        1,103,453
                                                                    -------------    -------------    -------------    -------------
     Income from continuing operations                                 1,697,657        8,962,208        4,677,015        4,848,410
                                                                    -------------    -------------    -------------    -------------
Discontinued operations:
     Income from operations of IBIS Systems Ltd., net of
          applicable income taxes of $1,336,882 and
          $463,163, respectively                                       3,613,432        1,141,952        1,141,952                -
     Gain on disposal of IBIS Systems Ltd., net of
          applicable income taxes of $753,043                            274,055                -                -                -
                                                                    -------------    -------------    -------------    -------------
               Income from discontinued operations                     3,887,487        1,141,952        1,141,952                -
                                                                    -------------    -------------    -------------    -------------
Net income                                                          $  5,585,144     $ 10,104,160     $  5,818,967     $  4,848,410
                                                                    =============    =============    =============    =============
Basic earnings per share:
     Continuing operations                                          $       0.06     $       0.43     $       0.17     $       0.35
     Discontinued operations                                                0.14             0.05             0.04                -
                                                                    -------------    -------------    -------------    -------------
          Net income                                                $       0.20     $       0.48     $       0.21     $       0.35
                                                                    =============    =============    =============    =============
Diluted earnings per share:
     Continuing operations                                          $       0.05     $       0.38     $       0.15     $       0.31
     Discontinued operations                                                0.12             0.05             0.04                -
                                                                    -------------    -------------    -------------    -------------
          Net income                                                $       0.17     $       0.43     $       0.19     $       0.31
                                                                    =============    =============    =============    =============

Weighted-average common shares outstanding
     Basic                                                            28,599,597       21,251,359       27,768,239       13,971,238
                                                                    =============    =============    =============    =============
     Diluted                                                          33,071,287       23,378,551       31,045,886       15,617,665
                                                                    =============    =============    =============    =============



               The accompanying notes are an integral part of these
                       consolidated financial statements



SVI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------

                                                                                  RETAINED                  ACCUMULATED
                                         COMMON STOCK     ADDITIONAL              EARNINGS                     OTHER
                                    ---------------------  PAID-IN    TREASURY  (ACCUMULATED  COMPREHENSIVE COMPREHENSIVE
                                    SHARES     AMOUNT      CAPITAL     STOCK      DEFICIT)       INCOME         LOSS        TOTAL
                                    ------------------------------------------------------------------------------------------------

BALANCE, OCTOBER 1, 1996            12,422,800 $ 1,242  $ 6,712,705  $         $(6,367,383)                 $            $  346,564

Issuance of common stock
   in connection with the
   purchase of technology
   rights                            1,620,000     162    3,889,838                                                       3,890,000
Sale of common stock                   196,484      20      368,837                                                         368,857
Exercise of stock options              805,000      80    1,003,670                                                       1,003,750
Compensation expense for
   stock options granted                                    202,500                                                         202,500
Increase in equity in Softline
   Limited as a result of
   going public                                             488,014                                                         488,014
Comprehensive income
   Net income                                                                    4,848,410    $ 4,848,410                 4,848,410
   Other comprehensive income:
     Translation adjustment                                                                      (262,673)    (262,673)    (262,673)
                                                                                              ------------
       Comprehensive income                                                                     4,585,737
                                    ---------- -------  -----------  --------- -----------    ============  -----------  -----------

BALANCE, SEPTEMBER 30, 1997         15,044,284   1,504   12,665,564             (1,518,973)                   (262,673)  10,885,422

Issuance of common stock
   in connection with the
   purchase of technology
   rights and subsidiaries           5,200,000     520    8,199,480                                                       8,200,000
Sale of common stock                 7,536,000     754   11,303,246                                                      11,304,000
Exercise of stock options              267,400      27      368,543                                                         368,570
Issuance of common stock
   for compensation                     85,000       9      233,741                                                         233,750
Issuance of common stock
   for services rendered                14,000       1       48,999                                                          49,000
Compensation expense for
   stock options granted                                    318,366                                                         318,366
Comprehensive income
   Net income                                                                    5,818,967      5,818,967                 5,818,967
   Other comprehensive income:
     Translation adjustment                                                                      (103,080)    (103,080)    (103,080)
                                                                                              ------------
       Comprehensive income                                                                     5,715,887
                                    ---------- -------  -----------  --------- -----------    ============  -----------  -----------

BALANCE, MARCH 31, 1998             28,146,684   2,815   33,137,939              4,299,994                    (365,753)  37,074,995

Issuance of common stock
   in connection with the
   purchase of technology
   rights and subsidiaries           1,199,994     120    4,955,260                                                       4,955,380
Exercise of stock options              522,000      52      719,171                                                         719,223
Income tax benefit on stock
   options exercised                                        223,274                                                         223,274
Compensation expense for
   stock options granted                                    400,277                                                         400,277
Repurchase of common stock            (127,400)                      (951,404)                                             (951,404)
Comprehensive income
   Net income                                                                    5,585,144      5,585,144                 5,585,144
   Other comprehensive income:
     Translation adjustment                                                                      (594,845)    (594,845)    (594,845)
                                                                                              ------------
       Comprehensive income                                                                   $ 4,990,299
                                    ---------- -------  -----------  --------- -----------    ============  ----------- ------------

BALANCE, MARCH 31, 1999             29,741,278 $ 2,987  $39,435,921 $(951,404) $ 9,885,138                  $ (960,598) $47,412,044
                                    ========== =======  =========== ========== ===========                  =========== ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements


SVI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       SIX MONTHS       YEAR ENDED
                                                                           YEAR ENDED MARCH 31,      ENDED MARCH 31,   SEPTEMBER 30,
                                                                           1999            1998           1998              1997
                                                                      --------------  -------------- ----------------  -------------
                                                                                       (unaudited)
Cash flows from operating activities:
   Net income                                                          $  5,585,144    $ 10,104,160     $  5,818,967   $  4,848,410
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                       2,933,292       2,037,613        1,029,984      1,177,834
      Loss on foreign currency transactions                                 145,850         102,178           14,041        120,455
      Equity in earnings in Softline Limited                                      -        (279,427)               -       (627,550)
      Gain on sale of Softline Limited shares                                     -      (8,209,891)      (4,388,389)    (3,973,755)
      Compensation expense for stock options granted                        400,277         803,616          601,116        202,500
      Deferred income tax provision                                        (258,251)        480,774          596,971       (116,197)
      Loss on sale of assets                                                 32,778               -                -              -
      Gain on disposal of IBIS Systems Ltd.                              (1,027,098)              -                -              -
Changes in assets and liabilities:
      Accounts receivable and other receivables                          (4,636,457)     (1,606,343)        (796,708)      (947,897)
      Inventories                                                            34,605         112,383          886,930       (843,683)
      Prepaid expenses and other current assets                            (336,962)         15,539          163,654       (234,959)
      Accounts payable                                                   (2,488,823)      1,937,246       (2,952,847)     4,868,277
      Accrued expenses and other liabilities                               (148,474)        624,671        1,000,977       (376,306)
      Income taxes payable                                                1,963,472       2,406,031        1,380,102      1,025,929
                                                                       -------------   -------------    -------------  -------------
Net cash provided by operating activities                                 2,199,353       8,528,550        3,354,798      5,123,058
                                                                       -------------   -------------    -------------  -------------
Cash flows from investing activities:
   Maturity of certificates of deposit                                            -         700,000          350,000        350,000
   Acquisition of Applied Retail Solutions, Inc., net of cash
     acquired                                                            (1,419,810)              -                -              -
   Acquisition of Quest Software Limited, net of cash acquired             (293,250)              -                -              -
   Acquisition of Open Support Limited, net of cash acquired               (148,872)              -                -              -
   Acquisition of Todds of Lincoln, net of cash acquired                   (253,092)              -                -              -
   Acquisition of Multisoft, net of cash acquired                                 -      (6,478,251)      (6,478,251)             -
   Acquisition of Softline Ltd. Software                                          -      (3,770,231)      (3,770,231)             -
   Acquisition of IBIS Systems Ltd., net of cash acquired                         -         542,870          542,870              -
   Acquisition of Divergent Technologies, net of cash acquired                    -         237,294                -     (3,839,651)
   Net proceeds from sale of Softline Limited shares                              -      12,031,996        6,167,144      6,164,852
   Purchase of furniture and equipment                                     (820,568)       (526,856)        (268,805)      (494,823)
   Proceeds from sale of assets                                             101,877               -                -              -
   Proceeds from sale of IBIS Systems Ltd., net                           2,217,600               -                -              -
   Capitalized research and development and purchase of
     software                                                            (2,679,218)      1,685,899         (672,149)      (891,952)
                                                                       -------------   -------------    -------------  -------------
Net cash provided by (used for) investing activities                     (3,295,333)      4,422,721       (4,129,422)     1,288,426
                                                                       -------------   -------------    -------------  -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                   719,223       9,263,330       11,432,570      1,372,607
   Decrease in amount due to stockholders, net                              (14,552)     (4,547,799)        (381,716)    (3,597,748)
   Repurchase of common stock                                              (951,404)              -                -              -
   Proceeds from line of credit                                             231,876               -                -              -
   Proceeds from note payable                                                     -         172,910                -         26,565
   Payments on line of credit                                                     -      (4,276,344)        (340,000)      (359,399)
   Payments on note payable                                                       -         (50,000)         (50,000)             -
   Due from affiliates                                                            -       1,078,022                -      1,078,022
                                                                       -------------   -------------    -------------  -------------
Net cash provided by (used for) financing activities                        (14,857)      1,640,119       10,660,854     (1,479,953)
                                                                       -------------   -------------    -------------  -------------

Effect of exchange rate changes on cash                                    (351,588)       (339,265)        (103,080)      (262,673)
                                                                       -------------   -------------    -------------  -------------

Net increase (decrease) in cash and cash equivalents                     (1,462,425)     14,252,125        9,783,150      4,668,858
Cash and cash equivalents, beginning of period                           14,468,578         216,453        4,685,428         16,570
                                                                       -------------   -------------    -------------  -------------
Cash and cash equivalents, end of period                               $ 13,006,153    $ 14,468,578     $ 14,468,578   $  4,685,428
                                                                       =============   =============    =============  =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements


SVI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------------

                                                                                YEAR ENDED      SIX MONTHS        YEAR ENDED
                                                                                 MARCH 31,    ENDED MARCH 31,    SEPTEMBER 30,
                                                                                   1999            1998              1997
                                                                               -------------- ---------------  ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                            $      90,467  $       16,635   $       102,527
      Income taxes paid                                                        $   2,005,439  $      336,141   $       233,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Note receivable and other receivable acquired as partial payment from
         sale of IBIS Systems, Ltd.                                            $  15,750,000  $            -    $            -

       Issued 1,000,000 shares of common stock in connection with the
         acquisition of Applied Retail Solutions, Inc.                         $   4,000,000  $            -    $            -

       Issued 68,035 shares of common stock in connection with the
         acquisition of Triple S from Softline Limited                         $     270,115  $            -    $            -

       Issued 28,125 shares of common stock in connection with the
         purchase of software from Softline Limited                            $     205,594  $            -    $            -

       Issued 52,000 shares of common stock in connection with the
         acquisition of Todds of Lincoln                                       $     202,800  $            -    $            -

       Issued 1,620,000 shares of common stock in connection with
         purchase of software from Softline Limited                            $           -  $            -    $    3,889,838

       Issued 5,000,000 shares of common stock in connection with the
         acquisition of IBIS Systems Ltd.                                      $           -  $    7,500,000    $            -

       Issued 200,000 shares of common stock in connection with the
         acquisition of Chapman Computers (Pty) Limited.                       $           -  $      700,000    $            -



                 The accompanying notes are an integral part of
                          these financial statements.

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Description of Business
         ----------------------------------------
         SVI Holdings, Inc. (the "Company") is a holding company. The Company, through its subsidiaries, is engaged in the development and distribution of computer software, computer training courses, and special software applications for retail and point of sale establishments.


         Principles of Consolidation and Financial Statement Presentation
         ----------------------------------------------------------------
         The Company changed its fiscal year end from September 30 to March 31 effective March 31, 1998. The unaudited financial statements for the twelve months ended March 31, 1998 are included for comparative purposes. In addition, certain amounts in the prior periods have been reclassified to conform to the presentation for the fiscal year ended March 31, 1999.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         Estimates
         ---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         -------------------------
         Cash and cash equivalents include cash and highly liquid investments with original maturities of not more than three months.

         The fair value of short-term financial instruments, including cash and cash equivalents, notes receivable, trade accounts receivable and payable, accrued expenses and line of credit approximate their carrying amounts in the financial statements due to the short maturity of such instruments.

         Inventories
         -----------
         Inventories consist of finished goods and are stated at the lower of cost or market, on a first-in, first-out basis.

         Property and Equipment
         ----------------------
         Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful-life of the asset as follows:

                  Automobiles                                          7 years
                  Computer equipment                                   4 years
                  Furniture and fixtures                         7 to 10 years

         Leasehold improvements are amortized using the straight-line method, over the shorter of the life of the improvement or lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Goodwill
         --------
         Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations and acquisitions and is being amortized on a straight-line basis over twenty years.

         Revenue Recognition
         -------------------
         The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." The Company licenses its software products under nonexclusive, nontransferable license agreements. For software arrangements that require significant production, modification or customization, the entire arrangement is accounted for in conformity with Accounting Research Bulletin No. 45, "Long-term Construction-Type Contracts", using the relevant guidance Statement of Position 81-1, "Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts". For those arrangements that do not require significant production, modification or customization, revenue is recognized when a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable and collectibility is probable. The Company also licenses non-software training products under nonexclusive, nontransferable licenses. Revenue related to such license agreements is recognized ratably over the license agreement, or at such time that no further obligation to the customer exists.

         Capitalized Software
         --------------------
         Pursuant to the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," the Company Capitalizes internally developed software and software purchased from third parties, if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product by product basis typically over ten years using the straight-line method.

         Employment and Non-Compete Agreements
         -------------------------------------
         Employment and non-compete agreements represent agreements to retain key employees of acquired subsidiaries for a certain period of time and prohibit those employees from competing with the Company within a stated period of time after terminating employment with the Company. The amounts incurred are capitalized and amortized over the life of the agreements.

         Evaluation of Capitalized Software, Goodwill and Other Long-Lived
         Assets
         -----------------------------------------------------------------------
         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of" requires that impairment losses be recognized when the carrying value of an asset will not be recognizable based on future cash flows. The Company's policy is to evaluate, at each balance sheet date, the appropriateness of the carrying values of the unamortized balances of capitalized software, goodwill and other long-lived assets on the basis of estimated future cash flows and other factors. If such evaluation were to indicate a material impairment of these intangible assets, such impairment would be recognized by a write down of the applicable asset to its estimated fair value.

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Net Income per Share
         --------------------
         As required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," the Company has presented basic and diluted earnings per share amounts. Basic earnings per share is calculated based on the weighted-average number of shares outstanding during the year, while diluted earnings per share also gives the effect to all potential dilutive common shares outstanding during the year such as stock options, warrants and contingently issuable shares.

         Reporting Comprehensive Income
         ------------------------------
         In March 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No.130 requires reporting and presenting comprehensive income and its components which, for the Company, includes net income and unrealized gains and losses on foreign currency translation adjustments. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income is disclosed as a separate component of stockholders' equity.

         Income Taxes
         ------------
         The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Translation of Foreign Currency
         -------------------------------
         The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance date. Translation gains and losses are deferred as a separate component of stockholders' equity, unless there is a sale or complete liquidation of the underlying foreign investments. Aggregate foreign currency transaction gains and losses are included in determining net earnings.

         Stock-Based Compensation
         ------------------------
         As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company accounts for costs of stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, discloses the pro forma effect on net income (loss) and related per share amounts using the fair-value method defined in SFAS No. 123.

         Segment Reporting
         -----------------
         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revises reporting requirements and definitions for segments of business operations. SFAS No. 131 established standards for the reporting of information about operating segments and requires related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 as of March 31, 1999.

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Concentration of Risk
         ---------------------
         The Company maintains cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 1999, the uninsured portion of these balances held at financial institutions aggregated to $11,007,522. The Company also had funds totaling $1,498,631 in non-United States financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Recent Accounting Pronouncements
         --------------------------------
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. The Company has not completed the process of evaluating the impact that will result from the adoption of SFAS No. 133; however, on a preliminary basis, management does not believe that eventual adoption will have a significant impact on the Company's financial statements.


NOTE 2 - ACQUISITIONS

         During the period from October 1, 1996 through March 31, 1999, the Company made the acquisitions set forth below, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of the acquisition. Pro forma results of operations have been presented, except for those acquisitions for which the effects were not considered significant.

         APPLIED RETAIL SOLUTIONS, INC. Effective July 1, 1998, the Company acquired 100% of the issued and outstanding shares of Applied Retail Solutions, Inc. ("ARS"), a San Diego based company specializing in point-of-sale software systems. The acquisition was accomplished via a merger with a newly-formed, wholly-owned subsidiary of the Company. The Company issued a total of 1,000,000 shares of common stock at $4.00 per share which represents the fair value of the Company's common stock at the date of acquisition to the former owners of ARS as merger consideration. In addition, the Company paid a total of $1,926,000 to the two principals of ARS for entering into two-year employment and four-year non-compete agreements (Note 1). According to the purchase agreement, the earn-out provision for the acquisition provided that up to additional $2,000,000 would be paid in the form of Company common stock upon ARS's achievement of certain revenue targets. On May 26, 1999, the Company and the former ARS shareholders agreed that the Company would issue 165,000 shares of its common stock to such shareholders in full satisfaction of the earn-out provision.

         The Company recorded $1,468,811 in goodwill, which is being amortized on a straight-line basis over twenty years.

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The fair value of assets acquired and liabilities assumed were as follows:

                Assets acquired, including goodwill             $     8,007,323
                Liabilities assumed                                    (587,513)
                Common stock issued                                  (4,000,000)
                Common stock to be issued                            (2,000,000)
                                                                ----------------
                       Net cash paid for acquisition            $     1,419,810
                                                                ================

         The following unaudited pro forma consolidated results of continuing operations for the six months ended March 31, 1998 assume the ARS acquisition occurred as of October 1, 1997. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.


                                                                SIX MONTHS ENDED
                                                                 MARCH 31, 1998
                                                                ----------------
                Total revenues                                  $    12,613,785
                Net income                                      $     4,384,164
                Basic earnings per share                        $          0.16
                Diluted earnings per share                      $          0.14

         QUEST SOFTWARE LIMITED. Effective July 1, 1998, IBIS Systems Ltd. ("IBIS") acquired certain assets of Quest Software Limited ("Quest") for a cash payment of $293,250. In connection with the acquisition, the Company granted the former owner of Quest options to purchase 205,000 shares of the Company's common stock at $5.00 per share as consideration for entering into a three-year employment agreement. The Company recorded compensation expense equal to the fair value of the first 105,000 options that are exercisable. The remaining 100,000 options were exercisable only to the extent pre-tax profits of Quest for the twelve months ending July 31, 1999 exceeded certain targets. As discussed in Note 12, the Company sold IBIS during the fourth quarter of fiscal year 1999. As a result of the disposal of IBIS, these options become vested upon the payment of the note receivable due from the buyer of IBIS. The Company recorded $178,807 in goodwill, which was being amortized on a straight-line basis over twenty years.

         The fair value of assets acquired were as follows:

                Assets acquired, including goodwill             $       293,250
                Liabilities assumed                                           -
                                                                ----------------
                       Net cash paid for acquisition            $       293,250
                                                                ================

         OPEN SUPPORT LIMITED. Effective July 1, 1998, IBIS also acquired certain assets and liabilities of Open Support Limited ("Open") for a cash payment of $148,872. In connection with the acquisition, the Company granted the former owner of Open options to purchase up to 200,000 shares of the Company's common stock at $5.00 per share which was approximately the fair value of the Company common stock at the date of grant as consideration for entering into a three-year employment agreement. The options would have been exercisable only to the extent pre-tax profits of Open for the twelve months ending July 31, 1999 exceeded certain targets. As discussed in Note 12, the Company sold IBIS during the fourth quarter of fiscal year 1999. As a result of the disposal of IBIS, these options were canceled.

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The Company recorded $346,736 in goodwill, which was being amortized on a straight-line basis over twenty years.

         The fair value of assets acquired and liabilities assumed were as follows:

                Assets acquired, including goodwill             $       346,736
                Liabilities assumed                                    (197,864)
                                                                ----------------
                       Net cash paid for acquisition            $       148,872
                                                                ================

         TRIPLE-S COMPUTERS PTY. LTD. Effective April 1, 1998, Divergent Technologies Pty. Ltd. ("Divergent"), a wholly-owned subsidiary located in Australia, acquired certain assets and liabilities of Triple-S Computers Pty. Ltd. ("Triple-S") of Cape Town, South Africa, by assignment from the Company's majority stockholder, for consideration of $540,230. $270,115 of the purchase consideration was placed in escrow and was subject to return to the Company if a certain profit target for Triple-S was not achieved for the six months ended September 30, 1998. As of September 30, 1998, Triple-S did not meet the profit target. The escrowed amount has not been recognized as part of the purchase consideration.

         The fair value of assets acquired and liabilities assumed were as follows:

                Assets acquired                                 $       917,411
                Liabilities assumed                                    (647,296)
                                                                ----------------
                       Common stock issued for acquisition      $       270,115
                                                                ================

         TODDS OF LINCOLN LIMITED. Effective April 1, 1998, IBIS acquired the service division of Todds of Lincoln Limited ("Todds") for the purchase consideration of $253,092 and 52,000 shares of the Company's common stock. Under the terms of the purchase agreement, Todds was entitled to additional consideration based on pre-tax net income for the acquired assets for the fiscal year ended March 31, 1999. Prior to the sale of IBIS, the Company agreed the earn-out provision had been achieved. As a result, the Company agreed to issue 55,000 shares of common stock as payment for the deferred consideration. The Company recorded $732,728 in goodwill, which was being amortized on a straight-line basis over twenty years.

         The fair value of assets acquired and liabilities assumed were as follows:

                Assets acquired, including goodwill             $       864,369
                Common stock issued                                    (202,800)
                Liability for additional consideration                 (408,477)
                                                                ----------------
                       Net cash paid for acquisition            $       253,092
                                                                ================

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         MULTISOFT FINANCIAL SYSTEMS LIMITED. Effective March 2, 1998, IBIS acquired certain assets of Multisoft Financial Systems Limited ("Multisoft"), a wholly-owned subsidiary of The Sage Group Plc. The purchase price for the assets acquired was $6,478,251. The assets acquired consisted principally of customer contracts. The Company recorded $6,315,687 in goodwill, which was being amortized on a straight-line basis over twenty years. As discussed in Note 12, the Company sold IBIS during the fourth quarter of fiscal year 1999.

         The fair value of assets acquired and liabilities assumed were as follows:

                Assets acquired, including goodwill             $     6,478,251
                Liabilities assumed                                           -
                                                                ----------------
                       Net cash paid for acquisition            $     6,478,251
                                                                ================

     The following is a summary of unaudited pro forma results of discontinued operations for the six months ended March 31, 1998 and year ended September 30, 1997, assuming that the acquisition of Multisoft occurred as of October 1, 1996.

                                                           SIX MONTHS                 YEAR
                                                              ENDED                   ENDED
                                                         MARCH 31, 1998        SEPTEMBER 30, 1997
                                                      --------------------    --------------------
               Net sales                                      $ 6,864,638             $ 6,395,530
               Net income                                     $ 1,752,758             $   950,258
               Basic earnings per share                       $      0.06             $      0.07
               Diluted earnings per share                     $      0.06             $      0.06



         IBIS AND ANNISTON. Effective October 1, 1997, the Company entered into a series of transactions with Softline Limited ("Softline") and Hosken Consolidated Investments Limited ("Hosken"). Both Softline and Hosken are South African public companies traded on the Johannesburg Stock Exchange. The closing of these agreements resulted in Softline acquiring a 60% interest in the Company. Softline obtained this interest by acquiring 5,000,000 shares of the Company in exchange for 100% of the common stock of IBIS Systems Ltd and Anniston Ventures Ltd. ("IBIS and Anniston") (both owned by Softline) and 7,536,000 shares of the Company's common stock in exchange for cash and the worldwide technology rights outside of Africa for Softline's "Brilliant" range of software products. The shares of common stock issued pursuant to these agreements resulted in the issuance of 12,536,000 new shares of common stock of the Company. The value of the common stock issued was based on a discount from the market price of the Company's common stock on the effective date of the transaction. The Company also issued 2,438,000 options to Softline. These options are exercisable at $2.00 per share. In addition to the shares acquired by Softline from the Company, Softline also acquired 4,000,000 shares of the Company's common stock from the Company's former majority stockholder and other current stockholders. The Company also sold its remaining interest in Softline comprising 19,876,000 shares to Hosken for cash and recognized a gain of $4,388,389 on the sale of the shares. The Company recorded $5,160,621 in excess of cost over fair value of net assets acquired which is being amortized on a straight-line basis over twenty years. As discussed in Note 12, the Company sold IBIS during the fourth quarter of fiscal 1999.

         The fair value of assets acquired and liabilities assumed were as follows:

                Assets acquired, including goodwill             $     8,627,659
                Liabilities assumed                                  (1,670,529)
                Common stock issued                                  (7,500,000)
                                                                ----------------
                       Net cash acquired from acquisition       $      (542,870)
                                                                ================

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     The following unaudited pro forma consolidated results of discontinued operations for year ended September 30, 1997 assume the IBIS acquisition occurred as of October 1, 1996, including all acquisitions made by IBIS during the year ended March 31, 1998.


                                                                  YEAR ENDED
                                                              SEPTEMBER 30, 1997
                                                              ------------------
                Total revenues                                  $     6,395,530
                Net income                                      $       950,258
                Basic earnings per share                        $          0.07
                Diluted earnings per share                      $          0.06

         DIVERGENT TECHNOLOGIES PTY. LTD. Effective October 1, 1996, the Company entered into a Share Purchase Agreement and a Technology Purchase Agreement to acquire 100% of the issued and outstanding shares of Divergent Technologies Pty. Ltd. ("Divergent"), an Australian software company. The purchase price was $4,154,933 plus 1,300,000 shares of the Company's common stock and options to purchase 1,600,000 shares of the Company's common stock at a price of $1.75 for two years. As part of the acquisition, the Company also agreed to issue options to purchase 120,000 shares at $2.00 per share, and to forgive the exercise price of these options if Divergent earned at least $1,108,000 profits for the period October 1, 1996 to June 30, 1997. Divergent exceeded the net profits target and the 120,000 shares were issued in December 1997. The $240,000 exercise price, which was forgiven, was treated as additional acquisition expense. This acquisition was accounted for using the purchase method of accounting. The Company recorded $2,462,149 in excess of cost over fair value of net assets acquired which is being amortized on a straight-line basis over twenty years. The results of operations for Divergent have been included in the consolidated results of the Company since October 1, 1996.

         CHAPMAN COMPUTERS PTY. LTD. Effective April 28, 1997, Divergent entered into an agreement to acquire Chapman Computers Pty, Ltd. ("Chapman"), an Australian software company. The purchase price was $1,384,000 which consisted of cash of $784,000 and common stock valued at $600,000. Under the terms of the acquisition agreement, the Company issued an additional 200,000 shares of the Company's common stock in March 1998 in satisfaction of an earn-out provision. This acquisition was accounted for using the purchase method of accounting. The purchase price was allocated principally to capitalized software that is being amortized on a straight-line basis over ten years. The results of operations for Chapman have been included in the consolidated results of the Company since April 28, 1997. Pro forma results for the year ended September 30, 1997, as if the acquisition had taken place as of the beginning of the 1997 fiscal year, are not presented because the effect on operations would be immaterial.


NOTE 3 - NOTE RECEIVABLE

     In connection with the sale of its United Kingdom subsidiary, IBIS Systems Ltd., the Company recorded a note receivable of $13,608,000. Beginning May 1, 1999, the note bears interest at a variable rate (3.25% as of May 1, 1999). Principal and interest are due October 1, 1999.

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 1999 and 1998 consisted of the following:

                                                               1999               1998
                                                          ---------------    ---------------
                Automobiles                               $       71,781     $      140,659
                Computer equipment                             1,693,207            915,269
                Furniture and fixtures                           152,907            248,252
                Leasehold improvements                            35,833             67,774
                                                          ---------------    ---------------
                                                               1,953,728          1,371,954
                Less accumulated depreciation and
                    amortization                               1,219,342            486,678
                                                          ---------------    ---------------
                        Total                             $      734,386     $      885,276
                                                          ===============    ===============


NOTE 5 - CAPITALIZED SOFTWARE

         Capitalized software at March 31, 1999 and 1998 consisted of the following:

                                                                1999               1998
                                                          ---------------    ---------------
                Point-of-sale software                    $   16,492,901     $   13,626,483
                Less accumulated amortization                  2,439,715          1,336,011
                                                          ---------------    ---------------
                        Total                             $   14,053,186     $   12,290,472
                                                          ===============    ===============

         Amortization expense was $1,400,967, $669,866 and $687,078 for the year ended March 31, 1999, six months ended March 31, 1998 and year ended September 30, 1997, respectively.


NOTE 6 - EMPLOYMENT AND NON-COMPETE AGREEMENTS

         Employment and non-compete agreements as of March 31, 1999 are as follows:

                  Cost                                   $    1,926,005
                  Less accumulated amortization                 248,893
                                                         ---------------
                        Total                            $    1,677,112
                                                         ===============


NOTE 7 - LONG-TERM LIABILITY

     Pursuant to the attainment of certain profit and license fee targets for Applied Retail Solutions, Inc. ("ARS"), the Company recorded additional purchase consideration of $2,000,000 due to the former ARS shareholders. On May 26, 1999, the Company agreed to issue 165,000 shares of its common stock to the former ARS shareholders in full satisfaction of the additional purchase consideration.

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8 - RELATED PARTIES


         Included in other receivables at March 31, 1999 and 1998 are amounts due from officers and employees of the Company in the amount of $237,524 and $141,584, respectively.

         The office space for the Company's Sydney office is leased from an officer of the Company. During the years ended March 31, 1999 and 1998, the Company paid $154,306 and $141,499, respectively, in rent to this related party.

         During the third quarter of the fiscal year 1999, the Company loaned $5,213,636 to the Company's majority stockholder, Softline Limited, to facilitate the payment by the majority stockholder of an earn-out due to an officer of the Company by the majority stockholder. The loan was paid off during the fourth quarter of the fiscal year 1999. Interest income received under this loan was $163,093 for the year ended March 31, 1999.

         The loan due to stockholder of $14,552 and $301,645 as of March 31, 1998 and September 30, 1997, respectively was paid off during the first quarter of the year ended March 31, 1999. Interest paid under this loan for the year ended March 31, 1999, six months ended March 31, 1998 and year ended September 30, 1997 was $0, $0 and $42,257, respectively.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Operating Leases
         ----------------
         The Company leases office space and various automobiles under non-cancelable operating leases that expire at various dates through the year 2006. Certain of the leases contain renewal options. Future annual minimum lease payments for non-cancelable operating leases at March 31, 1999 are summarized as follows:

                   Year Ending
                     March 31,
                      2000                                      $       785,090
                      2001                                              363,864
                      2002                                              163,229
                      2003                                              160,501
                      2004                                              158,246
                      Thereafter                                        408,803
                                                                ----------------

                           Total                                $     2,039,733
                                                                ================

         Rent expense was $680,541, $166,849 and $191,806 for the year ended March 31, 1999, six months ended March 31, 1998 and year ended September 30, 1997, respectively.

         Line of Credit
         --------------
         The Company's wholly-owned subsidiary, Divergent Technologies Pty. Ltd. ("Divergent"), maintained a revolving line of credit of $634,000 to finance its bank overdrafts. The line of credit is secured by the assets of Divergent and bears a 9% interest rate. As of March 31, 1999 and 1998, the outstanding balance under this line of credit was $231,876 and $0, respectively.

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Interest paid during the year ended March 31, 1999, six months ended March 31, 1998 and year ended September 30, 1997 was $5,681, $3,087 and $1,331, respectively.

         Employee Benefit Plan
         ---------------------
         Effective January 1, 1999, the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees employed in United States ("401(k) Plan"). Eligible participants may contribute up to 20% of their total compensation. The Company matches 50% of the employee's contributions, up to three percent of the employee's total compensation, and may make discretionary contributions to the plan. Participants will be immediately vested in their personal contributions and over a six year graded schedule for amounts contributed by the Company. The Company made matching contributions to the 401(k) Plan of $37,485 in the year ended March 31, 1999.

         Litigation
         ----------
         As discussed in Note 2, a wholly-owned subsidiary of the Company acquired Triple-S Systems Ltd. in April 1998. The purchase price consisted of two installments. The second installment was held in escrow and was subject to an agreed upon profit target for the six-month period ended September 30, 1998. The Company believes the profit target was not met, which is currently in dispute by the original sellers of the business. At the date of this report, the original sellers have made a claim for $144,000 plus interest. The matter is currently in arbitration. The Company has sought legal advice and believes that the original seller's claim is without merit, and the outcome of this matter will not have a material adverse effect on the Company's financial condition or operations.


NOTE 10 - COMMON STOCK, TREASURY STOCK, STOCK OPTIONS, AND WARRANTS

         Treasury Stock
         --------------
         In November 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's common stock. At March 31, 1999, the Company had repurchased 127,400 shares of its common stock at a cost of $951,404. Purchased shares are available for general corporate purposes.

         Stock Option Plan
         -----------------
         The Company adopted an incentive stock option plan (the "1989 Plan"). Options under this plan may be granted to employees and officers of the Company. There are 1,000,000 shares of common stock reserved for issuance under this plan. Effective April 1, 1998, the board of directors approved an amendment to the Company's 1989 Plan increasing the number of shares of common stock authorized under the 1989 Plan to 1,500,000 from 1,000,000. The exercise price of the options is determined by the board of directors, but the exercise price may not be less than the fair market value of the common stock on the date of grant. Options vest immediately and expire between three to ten years.

         On October 5, 1998, the board of directors and stockholders approved a new plan entitled the 1998 Incentive Stock Plan (the "1998 Plan"). The 1998 Plan is in addition to the 1989 Plan. The 1998 Plan authorizes 3,500,000 shares to be issued pursuant to incentive stock options, non-statutory options, stock bonuses, stock appreciation rights or stock purchases agreements. The options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over periods ranging from zero to five years, commencing at the date of grant, and expire in one to ten years. The 1998 Plan terminates in October 2008.

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The following summarizes the Company's stock option transactions under the stock option plans:

                                                                                                     Weighted
                                                                                                      Average
                                                                               Number of              Exercise
                                                                                 Shares           Price per Share
                                                                            ----------------    -------------------
                  Options outstanding, October 1, 1996                              412,310     $             0.54
                  Exercised                                                          (5,000)    $             0.75
                  Granted                                                           226,000     $             1.75
                  Expired/canceled                                                  (22,000)    $             1.75
                                                                            ----------------

                  Options outstanding, September 30, 1997                           611,310     $             0.94
                  Granted                                                           161,300     $             2.80
                                                                            ----------------

                  Options outstanding, March 31, 1998                               772,610     $             1.33
                  Exercised                                                        (374,000)    $             1.36
                  Granted                                                           987,675     $             5.15
                  Expired/canceled                                                  (17,000)    $             3.44
                                                                            ----------------

                  Options outstanding, March 31, 1999                             1,369,285     $             4.05
                                                                            ================

                  Exercisable, September 30, 1997                                   611,310     $             0.94
                                                                            ================
                  Exercisable, March 31, 1998                                       772,610     $             1.33
                                                                            ================
                  Exercisable, March 31, 1999                                       934,285     $             2.88
                                                                            ================

         In addition to options issued pursuant to the stock option plans described above, the Company issued additional options outside the plans to employees, consultants, and unrelated third parties. The following summarizes the Company's other stock option transactions:

                                                                                                     Weighted
                                                                                                      Average
                                                                               Number of              Exercise
                                                                                 Shares           Price per Share
                                                                            ----------------    -------------------
                  Options outstanding, October 1, 1996                              950,000     $             0.70
                  Exercised                                                        (800,000)    $             1.25
                  Granted                                                         2,470,000     $             1.93
                                                                            ----------------

                  Options outstanding, September 30, 1997                         2,620,000     $             1.44
                  Exercised                                                        (307,400)    $             1.38
                  Granted                                                         3,039,100     $             2.01
                  Expired/canceled                                                  (15,000)    $             0.75
                                                                            ----------------

                  Options outstanding, March 31, 1998                             5,336,700     $             1.89
                  Exercised                                                        (148,000)    $             1.37
                  Granted                                                           125,000     $             5.00
                  Expired/canceled                                                  (40,000)    $             2.50
                                                                            ----------------

                  Options outstanding, March 31, 1999                             5,273,700     $             1.98
                                                                            ================

                  Exercisable, September 30, 1997                                 2,620,000     $             1.44
                                                                            ================
                  Exercisable, March 31, 1998                                     5,336,700     $             1.89
                                                                            ================
                  Exercisable, March 31, 1999                                     5,273,700     $             1.98
                                                                            ================

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         During the year ended March 31, 1999, the Company granted options for 347,000 shares to employees under the 1989 Plan at exercise prices less than fair market value at the date of grant. As a result, the Company recognized compensation expense of $400,277 from the options granted during the year.

         During the six months ended March 31, 1998, the Company granted an option to purchase 2,438,000 shares of its common stock at $2.00 per share for two years to Softline Limited, its majority stockholder. The purpose of this option was to allow Softline to maintain its control position at an estimated level of 60% of the outstanding shares.

         The Company has adopted the disclosure-only provision of SFAS No. 123. The following pro forma information presents net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the year ended March 31, 1999, six months ended March 31, 1998 and year ended September 30, 1997 as determined under the fair value method prescribed by SFAS No. 123:

                                                                     YEAR ENDED         SIX MONTHS            YEAR ENDED
                                                                      MARCH 31,       ENDED MARCH 31,       SEPTEMBER 30,
                                                                        1999               1998                  1997
                                                                  ---------------     ---------------      ---------------
                  Net income
                       As reported                                $    5,585,144      $    5,818,967       $    4,848,410
                       Pro forma                                  $    4,467,833      $    5,674,923       $    4,628,490
                  Basic earnings per share
                       As reported                                $         0.20      $         0.21       $         0.35
                       Pro forma                                  $         0.16      $         0.20       $         0.33
                  Diluted earnings per share
                       As reported                                $         0.17      $         0.19       $         0.31
                       Pro forma                                  $         0.14      $         0.18       $         0.30

                  Weighted average assumptions
                       dividend yield                                       None                None                  None
                       volatility                                            65%                 83%                  100%
                       risk free interest rate                              5.0%                5.5%                  5.7%
                       expected life of options                           1 year         1-2.5 years               2 years


SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The following table summarizes information as of March 31, 1999 concerning currently outstanding and exercisable options:

                                             Options Outstanding                               Options Exercisable
                             -----------------------------------------------------    --------------------------------------

                                               Weighted average      Weighted                                Weighted
              Range of           Number           Remaining           Average             Number             Average
          Exercise Prices      Outstanding     Contractual Life   Exercise Price        Exercisable       Exercise Price
                                                   (years)

         $0.30 - 2.75              5,408,810         2.3               $1.80                5,408,810         $1.80
         $3.00 - 7.60              1,234,175         7.5               $5.07                  799,175         $4.24
                             ---------------- ------------------- ----------------    ---------------- ---------------------

                                   6,642,985         3.3               $2.41                6,207,985         $2.11
                             ================ =================== ================    ================ =====================

         Warrants
         --------
         At March 31, 1999 and 1998, the Company has 25,000 warrants outstanding to purchase one share of common stock at an exercise price of $7.00 per share outstanding. The warrants expire two years from the effective date of a post-effective amendment to the Company's registration statement that has yet to be filed.


NOTE 11 - INCOME TAXES

         The provision for income taxes consisted of the following components:
                                                                     YEAR ENDED         SIX MONTHS            YEAR ENDED
                                                                      MARCH 31,       ENDED MARCH 31,       SEPTEMBER 30,
                                                                        1999               1998                  1997
                                                                  ---------------     ---------------      ---------------
                  Current:
                      Federal                                     $            -      $      150,288       $      100,000
                      State                                                    -             126,675               90,000
                      Foreign                                            834,922             974,649            1,029,650
                                                                  ---------------     ---------------      ---------------
                  Total                                                  834,922           1,251,612            1,219,650
                                                                  ---------------     ---------------      ---------------
                  Deferred:
                       Federal                                                 -             458,405                    -
                       State                                                   -             151,755                    -
                       Foreign                                           836,044             (13,189)            (116,197)
                                                                  ---------------     ---------------      ---------------
                  Total                                                  836,044             596,971             (116,197)
                                                                  ---------------     ---------------      ---------------
                           Provision for income taxes             $    1,670,966      $    1,848,583       $    1,103,453
                                                                  ===============     ===============      ===============

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

        Significant components of the Company's deferred tax assets and liabilities at March 31, 1999 and 1998 are as follows:

                  Deferred tax assets                                    1999                1998
                                                                   ----------------    ----------------
                     Foreign tax credit                            $       220,006     $       127,229
                     State taxes                                           164,614              73,669
                     Stock options                                         171,479                   -
                     Depreciation                                           74,470                   -
                     AMT credit                                             92,828                   -
                     Accrued expenses                                       39,109              38,792
                     Loss on sale of assets                                    404                   -
                                                                   ----------------    ----------------
                            Total deferred tax assets                      762,910             239,690
                                                                   ----------------    ----------------

                  Deferred tax liabilities
                     Depreciation and amortization                          98,775             684,694
                     Accumulated capitalized research and
                         development costs                                 706,658                   -
                     Other                                                       -              35,770
                                                                   ----------------    ----------------
                            Total deferred tax liabilities                 805,433             720,464
                                                                   ----------------    ----------------

                  Net deferred tax liabilities                     $        42,523     $       480,774
                                                                   ================    ================

         The difference between the actual provision and the amount computed at the statutory United States federal income tax rate of 34% for 1999 and 1998 is attributable to the following:

                                                                     YEAR ENDED         SIX MONTHS            YEAR ENDED
                                                                      MARCH 31,       ENDED MARCH 31,       SEPTEMBER 30,
                                                                        1999               1998                  1997
                                                                  ---------------     ---------------      ---------------
                  Provision computed at statutory rate                     34.0%               34.0%                34.0%
                  Changes not deductible or recognizable
                       for tax purposes                                       -                 3.8                    -
                  Decrease in valuation allowance                             -                (8.0)               (32.3)
                  Foreign income taxed at different rates                   7.4                (3.7)                15.3
                  State income tax, net of federal tax benefit                -                 2.9                  1.5
                  Other                                                     8.2                (0.6)                   -
                                                                  ---------------     ---------------      ---------------
                        Total provision for income taxes                   49.6%               28.4%                18.5%
                                                                  ===============     ===============      ===============


NOTE 12 - DISCONTINUED OPERATIONS

     In the fourth quarter of fiscal 1999, the Company sold its United Kingdom operations, IBIS Systems, Ltd. ("IBIS") for cash proceeds of $2,250,000, surrender of common stock of the Company valued at $2,142,000 (which is included in other receivables as of March 31, 1999) and a note receivable of $13,608,000. The sale resulted in a gain of $274,055, net of applicable income taxes of $753,043. Accordingly, the operating results of IBIS are shown as discontinued operations with prior period results restated. The operating results reflected in earnings from discontinued operations are summarized as follows:

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                                          SIX MONTHS
                                                                   YEAR ENDED                ENDED
                                                                    MARCH 31,              MARCH 31,
                                                                      1999                   1998
                                                                ---------------        ---------------
                Net sales                                       $    12,402,521        $     5,156,368

                Income before taxes                             $     4,950,314        $     1,605,112
                Taxes on income                                       1,336,882                463,163
                Net income                                      $     3,613,432        $     1,141,952

                Net income per share of common stock:
                             Basic                              $          0.14        $          0.04
                             Diluted                            $          0.12        $          0.04

NOTE 13 - EARNINGS PER SHARE

         Earnings per share for the year ended March 31, 1999, six months ended March 31, 1998 and year ended September 30, 1997 are as follows:

                                                                      FOR THE YEAR ENDED MARCH 31, 1999
                                                            ------------------------------------------------------
                                                                Income               Shares           Per Share
                                                              (Numerator)         (Denominator)         Amount
                                                            ----------------    ----------------   ---------------
                  Basic EPS
                      Income available to common
                           stockholders                     $     5,585,144          28,599,597    $         0.20

                  Effect of dilutive securities
                      Options                                             -           4,471,690
                                                            ----------------    ----------------
                  Diluted EPS
                      Income available to common
                           stockholders plus
                           assumed conversions              $     5,585,144          33,071,287    $         0.17
                                                            ================    ================

                                                                    FOR THE SIX MONTHS ENDED MARCH 31, 1998
                                                            ------------------------------------------------------
                                                                Income               Shares           Per Share
                                                              (Numerator)         (Denominator)         Amount
                                                            ----------------    ----------------   ---------------
                  Basic EPS
                      Income available to common
                           stockholders                     $     5,818,967          27,768,239    $         0.21

                  Effect of dilutive securities
                      options                                             -           3,277,647
                                                            ----------------    ----------------

                  Diluted EPS
                      Income available to common
                           stockholders plus
                           assumed conversions              $     5,818,967          31,045,886    $         0.19
                                                            ================    ================

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                     FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                                            ------------------------------------------------------
                                                                Income               Shares           Per Share
                                                              (Numerator)         (Denominator)         Amount
                                                            ----------------    ----------------   ---------------
                  Basic EPS
                      Income available to common
                           stockholders                     $     4,848,410          13,971,238    $         0.35

                  Effect of dilutive securities
                      options                                             -           1,646,427
                                                            ----------------    ----------------

                  Diluted EPS
                      Income available to common
                           stockholders plus
                           assumed conversions              $     4,848,410          15,617,665    $         0.31
                                                            ================    ================


NOTE 14 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA

     The Company provides global enterprise software solutions for the retail industry. In accordance with SFAS No. 131, the Company considers its business to consist of one reportable operating segment.

     The Company operates in four countries, the United States, Australia, South Africa and United Kingdom. The following is a summary of local operations by geographic area:

                                                                     YEAR ENDED         SIX MONTHS            YEAR ENDED
                                                                      MARCH 31,       ENDED MARCH 31,       SEPTEMBER 30,
                                                                        1999               1998                  1997
                                                                  ---------------     ---------------      ---------------
                  Revenues:
                       United States                              $    5,010,362      $      414,228       $      800,627
                       Australia                                      10,706,558          10,783,787            9,633,251
                       South Africa                                    1,769,750                   -                    -
                       United Kingdom (discontinued operations)       12,402,521           5,156,368                    -
                                                                  ---------------     ---------------      ---------------
                            Total revenues                        $   29,889,191      $   16,354,383       $   10,433,878
                                                                  ===============     ===============      ===============

                  Identifiable assets:
                       United States                              $   44,402,906      $   27,284,952       $   10,206,353
                       Australia                                      10,194,030          9,258,218             9,023,180
                       South Africa                                      681,948                  -                     -
                       United Kingdom (discontinued operations)                -          9,937,486                     -
                                                                  ---------------     ---------------      ---------------
                            Total identifiable assets             $   55,278,884      $  46,480,656        $   19,229,533
                                                                  ===============     ===============      ===============


NOTE 15 - SUBSEQUENT EVENTS

         In April 1999, the Company's majority stockholder, Softline Limited, exercised its options to purchase 1,994,267 shares of its common stock for $3,988,534.

         On June 3, 1999, the Company closed its acquisition of all of the outstanding shares of Island Pacific Systems Corporation ("Island Pacific"). Island Pacific produces and markets retail back office software systems primarily in the United States and the United Kingdom. At the date of acquisition, Island Pacific had approximately 130 employees with 115 located in the U.S.

SVI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The purchase price for the shares acquired was $35 million in cash, of which $18.5 million was financed under two term loans which are secured by the shares of the Company's subsidiaries. The secured loans bear interest at prime rate plus .25% and .50% for terms of 6 and 24 months, respectively. An additional $2.3 million was advanced to the Company for this transaction by a major stockholder of the Company with no stated maturity date and with interest at the prime rate. The balance of the purchase price was funded from the cash resources of the Company.

         The acquisition will be accounted for as a purchase in fiscal year 2000. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values. The purchase price allocation will be determined during fiscal year 2000 when additional information becomes available. Results of operations for Island Pacific will be included with those of the Company beginning in fiscal 2000.

         Island Pacific is a defendant in a lawsuit filed by ALT Consulting, LLC ("ALT") in Orange County Superior Court. The complaint asserts various claims arising out of a software consulting contract. Island Pacific has answered the complaint and filed a cross-complaint against ALT and its principal member. The Company is obligated to provide to the Island Pacific selling shareholders reasonable assistance and authority to defend and prosecute the ALT litigation, and the Company agreed to contribute a maximum of $200,000 toward costs and damages associated with the ALT litigation. The Island Pacific selling shareholders are obligated to indemnify the Company against any further costs or damages associated with the ALT litigation.