Form 10QSB
period 1999-06-30
SVI HOLDINGS INC
filed 1999-08-10
CIK 866535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the quarterly period ended         June 30, 1999

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


              Registrant's telephone number, including area code:
                                 (858) 551-2365

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

     Common Stock, $0.0001 Par Value - 32,502,045 shares as of July 30, 1999.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements


                   SVI HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                                                                                June 30,1999       March 31, 1999
                                                                                -------------      --------------
                                                                                 (unaudited)
                                    Assets
Current assets:
       Cash and cash equivalents                                                $  1,631,677       $ 13,006,153
       Accounts receivable, net                                                    9,173,077          3,310,008
       Other receivables                                                           2,630,356          2,994,836
       Note receivable                                                            13,875,013         13,608,000
       Inventories                                                                   211,036            238,314
       Prepaid expenses and other current assets                                     645,893            183,760
                                                                                -------------      -------------
             Total current assets                                                 28,167,052         33,341,071

Property and equipment, net                                                        1,518,274            734,386
Capitalized software, net                                                         35,581,221         14,053,186
Goodwill, net                                                                     14,578,955          4,534,570
Non-compete agreements, net                                                        3,421,861          1,677,112
Deferred tax asset                                                                   774,594            762,910
Other assets                                                                         193,260            175,649
                                                                                -------------      -------------

                                  Total assets                                  $ 84,235,217       $ 55,278,884
                                                                                =============      =============

                      Liabilities and Stockholders' Equity
Current Liabilities:
       Accounts payable                                                         $  1,073,500       $    345,275
       Accrued expenses                                                            2,864,305          1,908,105
       Line of credit                                                              1,042,596            231,876
       Short-term note payable                                                    15,000,000                  -
       Current portion of long-term note payable                                   1,749,996                  -
       Income taxes payable                                                        1,984,899          2,576,151
                                                                                -------------      -------------
             Total current liabilities                                            23,715,296          5,061,407

Note payable                                                                       2,441,587                  -
Due to stockholder                                                                 1,416,603                  -
Long-term liabilities                                                              2,000,000          2,000,000
Deferred tax liability                                                               859,551            805,433
                                                                                -------------      -------------

             Total liabilities                                                    30,433,037          7,866,840
                                                                                -------------      -------------

Stockholders' Equity
       Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
            issued and outstanding                                                         -                  -
       Common stock, $.0001 par value; 50,000,000 shares authorized;
            32,335,045 and 29,741,278 shares issued and outstanding                    3,256              2,987
       Additional paid-in capital                                                 45,227,249         39,435,921
       Treasury stock, at cost; shares-225,400 and 127,400, respectively          (2,133,404)          (951,404)
       Retained earnings                                                          11,499,957          9,885,138
       Accumulated other comprehensive income                                       (794,878)          (960,598)
                                                                                -------------      -------------
             Total stockholders' equity                                           53,802,180         47,412,044
                                                                                -------------      -------------

                Total Liabilities and Stockholders' Equity                      $ 84,235,217       $ 55,278,884
                                                                                =============      =============

The accompanying notes are an integral part of these financial statements.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                  Three Months Ended June 30,
                                                                                    1999              1998
                                                                                -------------     -------------

Net sales                                                                       $ 11,767,259      $  4,245,315
Cost of sales                                                                      3,549,258           887,257
                                                                                -------------     -------------
       Gross profit                                                                8,218,001         3,358,058

Research and development expenses                                                    615,467                 -
Depreciation and amortization                                                      1,553,068           433,047
Selling, general and administrative expenses                                       3,816,287         2,206,708
                                                                                -------------     -------------
       Income from operations                                                      2,233,179           718,303
                                                                                -------------     -------------
Other income (expense):
       Interest income                                                               395,427           174,935
       Other income                                                                  162,964            36,584
       Interest expense                                                             (130,416)          (19,064)
       Gain (loss) on foreign currency transactions                                  (93,505)           16,340
                                                                                -------------     -------------
             Total other income (expense)                                            334,470           208,795
                                                                                -------------     -------------
       Income before provision for income taxes                                    2,567,649           927,098

Provision for income taxes                                                           952,830           411,802
                                                                                -------------     -------------
       Income from continuing operations                                           1,614,819           515,296

Discontinued operations
       Income from operations of IBIS Systems Ltd., net of
           applicable income taxes of $239,500                                             -         1,600,288
                                                                                -------------     -------------
Net income                                                                      $  1,614,819      $  2,115,584
                                                                                =============     =============

Basic earnings per share:
       Continuing operations                                                    $       0.05      $       0.02
       Discontinued operations                                                             -              0.06
                                                                                -------------     -------------
             Net income                                                         $       0.05      $       0.08
                                                                                =============     =============

Diluted earnings per share:
       Continuing operations                                                    $       0.05      $       0.02
       Discontinued operations                                                             -              0.05
                                                                                -------------     -------------
             Net income                                                         $       0.05      $       0.07
                                                                                =============     =============

Weighted-average common shares outstanding:
       Basic                                                                      31,780,869        28,189,640
                                                                                =============     =============
       Diluted                                                                    34,963,241        31,459,807
                                                                                =============     =============


The accompanying notes are an integral part of these financial statements.


                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                  Three Months Ended June 30,
                                                                                    1999              1998
                                                                                -------------     -------------
Cash flows from operating activities:
       Net income                                                               $  1,614,819      $  2,115,584
       Adjustments to reconcile net income to net cash
           used for operating activities:
           Depreciation and amortization                                           1,553,068           630,750
           Compensation expense                                                            -           240,000
           (Gain) loss on foreign currency transactions                               93,505           (16,340)
           Changes in deferred taxes                                                  42,434             7,924
        Changes in assets and liabilities:
           Accounts receivable and other receivables                              (3,353,348)       (2,559,103)
           Inventories                                                                27,278           (17,079)
           Prepaid expenses and other current assets                                (183,247)         (647,420)
           Accounts payable and accrued expenses                                  (2,438,630)         (557,084)
           Income tax payable                                                       (591,252)                -
                                                                                -------------     -------------
Net cash used for operating activities                                            (3,235,373)         (802,768)
                                                                                -------------     -------------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                                        (33,657,303)         (411,077)
       Purchase of furniture and equipment                                          (145,325)         (247,572)
       Increase in note receivable                                                  (267,013)                -
       Capitalized research and development                                         (239,013)         (104,616)
                                                                                -------------     -------------
Net cash used for investing activities                                           (34,308,654)         (763,265)
                                                                                -------------     -------------
Cash flows from financing activities:
       Proceeds from issuance of common stock                                      4,926,284           213,300
       Increase (decrease) in amount due to stockholders, net                      1,416,603           (40,325)
       Proceeds from line of credit                                                  810,720                 -
       Proceeds from notes payable                                                19,191,583                 -
                                                                                -------------     -------------
Net cash provided by financing activities                                         26,345,190           172,975
                                                                                -------------     -------------

Effect of exchange rate changes on cash                                             (175,639)         (167,845)
                                                                                -------------     -------------

       Net decrease in cash and cash equivalents                                 (11,374,476)       (1,560,903)
Cash and cash equivalents, beginning of period                                    13,006,153        14,468,578
                                                                                -------------     -------------
Cash and cash equivalents, end of period                                        $  1,631,677      $ 12,907,675
                                                                                =============     =============
Supplemental disclosure of cash flow information:
       Interest paid                                                            $    114,668      $     19,064
       Income taxes paid                                                        $  1,602,399      $  1,488,510

Supplemental schedule of non-cash investing and financing activities:
       Received 95,000 treasury shares in connection with
            the sale of IBIS Systems Ltd.                                       $  1,140,000      $          -
       Issued 55,000 shares of common stock as additional
            consideration for an acquisition                                    $    402,188      $          -
       Acquired Triple-S Ltd. by incurring a short-term liability               $          -      $    453,955


The accompanying notes are an integral part of these financial statements.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note A - Organization and Basis of Preparation

The accompanying consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting policies followed by the Company are described in the notes to the financial statements in its Annual Report on Form 10-KSB for the year ended March 31, 1999. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-KSB for the year ended March 31, 1999.

The results of operations for the three months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


Note B - Acquisitions and Related Parties

Effective April 1, 1999, the Company acquired Island Pacific Systems Corporation ("Island Pacific"), a California corporation, for $35 million cash. The Company also entered into three-year non-compete agreements with some of Island Pacific's principals. The acquisition was funded by cash on hand; cash acquired from the sale of IBIS Systems Ltd.; approximately $4 million paid by Softline Ltd., a majority stockholder, upon exercise of options; a $2.3 million loan from Claudav Holdings Ltd., B.V., a major stockholder, with no stated maturity date and with interest at prime rate; and two bank loans. The first bank loan is in the amount of $15 million with interest-only payments at the bank's prime rate plus .25% for the first six months, convertible thereafter to a fully-amortizing two-year loan. The second loan is in the amount of $3.5 million and is a fully amortizing two-year loan with interest at the bank's prime rate plus .50%.

Island Pacific, founded in 1977, is based in Irvine, California, and develops and markets retail industry merchandising and management software systems. Island Pacific's software automates the full scope of a retailer's operations from inventory planning and purchasing through distribution and final sale of goods. Island Pacific's products have been licensed to over 245 clients worldwide.

The Company is in the process of determining the appropriate values to be assigned to the assets acquired and liabilities assumed in the acquisition of Island Pacific. Accordingly, the Company's estimate of these values are subject to revision upon the completion of the Company's evaluation which may result in an adjustment to the current values assigned to such assets and liabilities.

The following unaudited pro forma consolidated results of continuing operations for the quarter ended June 30, 1998 assume the Island Pacific acquisition occurred as of April 1, 1998. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                        Quarter ended
                                                        June 30, 1998
                                                        --------------

         Total revenues                                 $    7,955,339
         Net income                                     $      623,991
         Basic earnings per share                       $         0.02
         Diluted earnings per share                     $         0.02

Note C - Discontinued Operations

Effective January 1, 1999, the Company sold its United Kingdom operations, IBIS Systems Ltd. ("IBIS"), for cash proceeds of $2,250,000, surrender of Company common stock valued at $2,142,000 and a note receivable of $13,608,000. The sale, which was recorded in the year ended March 31, 1999, resulted in a gain of $274,055, net of applicable income taxes of $753,043. Accordingly, the results of operations of IBIS for the three months ended June 30, 1998 are restated as discontinued operations.


Note D - Treasury Stock

In November 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock in the open market or in private transactions during the eighteen months following such authorization. During the quarter ended June 30, 1999, the Company acquired 95,000 shares in connection with the sale of IBIS. The transaction was recorded at cost. As of June 30, 1999, the Company has 225,400 shares of its common stock.


Note E - Reporting Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income and its components in accordance with SFAS 130. The accumulated balance of other comprehensive income is disclosed as a separate component of stockholders' equity.

For the quarters ended June 30, 1999 and 1998, comprehensive income consisted of:

                                                                  Quarters ended June 30,
                                                                   1999             1998
                                                              -------------    -------------
                                                                       (unaudited)

         Net income                                           $  1,614,819     $  2,115,584
         Other comprehensive income (loss):
             Translation adjustment                                165,720         (184,185)
                                                              -------------    -------------
         Comprehensive income                                 $  1,780,539     $  1,931,399
                                                              =============    =============

Note F - Earnings Per Share

Earnings per share for the quarters ended June 30, 1999 and 1998 were as follows:

                                                                             Quarters Ended June 30,
                                                                              1999             1998
                                                                          -------------    -------------
                                                                                   (unaudited)
         NET INCOME PER SHARE - BASIC
           Net income                                                     $  1,614,819     $  2,115,584
                                                                          =============    =============
           Weighted average number of common shares                         31,780,869       28,189,640
                                                                          =============    =============
           Net income per share                                           $       0.05     $       0.08
                                                                          =============    =============
         NET INCOME PER SHARE - DILUTED
           Net income                                                     $  1,614,819     $  2,115,584
                                                                          =============    =============
           Weighted average number of common and common
             equivalent shares assuming issuance of all
             dilutive contingent shares:
                  Common stock                                              31,780,869       28,189,640
                  Stock options                                              3,182,372        3,270,167
                                                                          -------------    -------------
                      Total                                                 34,963,241       31,459,807
                                                                          =============    =============
           Net income per share                                           $       0.05     $       0.07
                                                                          =============    =============

Note G - Business Segments and Geographic Data

The Company provides global enterprise software solutions for the retail industry. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company considers its business to consist of one reportable operating segment.

The Company operates in four countries, the United States, Australia, South Africa and United Kingdom. The significant increase in United States based revenue and identifiable assets results from the acquisition of Island Pacific, effective April 1, 1999, and Applied Retail Solutions, Inc., effective July 1, 1998. Both acquired entities are based in California. The following is a summary of local operations by geographic area:

                                                                              Quarters Ended June 30,
                                                                              1999              1998
                                                                          -------------    -------------
                                                                                    (unaudited)
         Revenues:
              United States                                               $  7,965,980     $    240,218
              Australia                                                      1,938,527        3,924,372
              United Kingdom                                                 1,335,511           80,725
              United Kingdom (discontinued operations)                               -        4,250,122
              South Africa                                                     527,241                -
                                                                          -------------    -------------
                  Total revenues                                          $ 11,767,259     $  8,495,437
                                                                          =============    ============

         Identifiable assets:
              United States                                               $ 73,286,846     $ 25,319,977
              Australia                                                      9,636,543       10,879,021
              United Kingdom                                                   311,867           72,647
              United Kingdom (discontinued operations)                               -       12,469,274
              South Africa                                                     999,961                -
                                                                          -------------    -------------
                  Total identifiable assets                               $ 84,235,217     $ 48,740,919
                                                                          =============    =============


Item 2. Management's Discussion and Analysis

Introduction

SVI Holdings, Inc. (the "Company") is a provider of computer and information technology services to specialty industries in domestic and international markets. More recently, the Company has narrowed its focus to two distinct portions of the information industry:

     o Open architecture point of sale and retail management computer systems, and
     o    PC education courseware and computer skills assessment products.

The Company is a holding company and operates solely through its wholly-owned subsidiaries. The Company currently has five major operating subsidiaries which offer products and services in the following businesses: point of sale and retail management computer systems and PC courseware and skills assessment products.

Acquisition

Effective April 1, 1999, the Company acquired all of the outstanding shares of Island Pacific Systems Corporation ("Island Pacific"). Island Pacific, founded in 1977, is based in Irvine, California, and develops and markets retail industry merchandising and management software systems primarily in United States and the United Kingdom. The Company paid the purchase price of $35 million cash using cash on hand; cash acquired from sale of IBIS Systems, Ltd.; approximately $4 million paid by its majority stockholder upon exercise of options; a $2.3 million loan from a major stockholder; and two bank loans. The bank loans are secured by the shares of the Company's subsidiaries. The first bank loan is in the amount of $15 million with interest only payments for the first six months, convertible thereafter to a fully-amortizing two-year loan. The second loan is in the amount of $3.5 million and is fully amortizing over two years. The secured loans bear interest at the bank's prime rate plus .25% and .50%, respectively.

Discontinued Operations

Effective January 1, 1999, the Company sold its United Kingdom operations, IBIS Systems Ltd., for cash proceeds of $2,250,000, surrender of Company common stock valued at $2,142,000 and a note receivable of $13,608,000. The sale resulted in a gain of $274,055, net of applicable income taxes of $753,043, which was recorded in the year ended March 31, 1999. Accordingly, the operating results of IBIS for the three months ended June 30, 1998 are restated as discontinued operations.

Forward-Looking Statements

Certain statements in this report which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include the effects on results of operations of the acquisition of Island Pacific, the effects of the Company's efforts to integrate operations and development efforts of its subsidiaries, the performance by the purchaser of IBIS under the terms of the promissory note given to the Company, competition, changes in demand for the Company's products, technological developments, and other risk factors identified from time to time in future filings with the Commission. The Company urges investors to review the "Risk Factors" set forth in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1999. The Company undertakes no obligation to release publicly any revisions to forward-looking statements to reflect events or circumstances after the date of this report.

Results of operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to sales:

                                                                       Quarters ended June 30,
                                                         ---------------------------------------------------
                                                                             (Unaudited)
                                                                  1999                       1998
                                                           Amount     Percentage       Amount     Percentage
                                                           ------     ----------       ------     ----------

Net sales                                                $ 11,767,000       100%     $  4,245,000       100%
Cost of sales                                               3,549,000        30%          887,000        21%
                                                         -----------------------     -----------------------
    Gross profit                                            8,218,000        70%        3,358,000        79%

Research and development expenses                             615,000         5%                -        - %
Selling, general and administrative
    expenses                                                3,816,000        32%        2,207,000        52%
Other income                                                  464,000         3%          228,000         5%
                                                         -----------------------     -----------------------
    Income before expense, income taxes,
         interest, depreciation
         and amortization                                   4,251,000        36%        1,379,000        32%

Interest expense                                              130,000         1%           19,000         -%

Depreciation and amortization                               1,553,000        13%          433,000        10%
                                                         -----------------------     -----------------------

      Income before provision for
         income taxes                                       2,568,000        22%          927,000        22%

Provision for income taxes                                    953,000         8%          411,000        10%
                                                         -----------------------     -----------------------
      Income from continuing operations                     1,615,000        14%          516,000        12%

Discontinued operations
    Income from operations of IBIS Systems
        Ltd., net of applicable income taxes
        of $240,000                                                 -                   1,600,000
                                                         -------------               -------------

Net income                                               $  1,615,000                $  2,116,000
                                                         =============               =============

Basic earnings per share:
     Continuing operations                               $       0.05                $       0.02
     Discontinued operations                                        -                        0.06
                                                         -------------               -------------
               Net income                                $       0.05                $       0.08
                                                         =============               =============

Diluted earnings per share:
     Continuing operations                               $       0.05                $       0.02
     Discontinued operations                                        -                        0.05
                                                         -------------               -------------
               Net income                                $       0.05                $       0.07
                                                         =============               =============

NET INCOME

The Company reports consolidated net income of $1,615,000 and $2,116,000 for the comparative quarters ended June 30, 1999 and 1998. The Company believes that operational growth should be measured exclusive of discontinued operations, income taxes, interest expense, depreciation and amortization. These elements have grown substantially through recent disposals, acquisitions and debt and have a significant impact on the net income reported. Excluding income of $1,600,000 from discontinued operations for the quarter ended June 30, 1998, income from continuing operations before income taxes, interest expense, depreciation and amortization are $4,251,000 and $1,379,000 for the quarters ended June 30, 1999 and 1998, respectively. This represents an operational growth of $2,872,000 or 208% over the comparative quarter in the prior year. This operational level growth is due largely to the acquisition of Island Pacific effective April 1, 1999.

NET SALES

Net sales from continuing operations increased from $4,245,000 to $11,767,000 for the comparative quarters ended June 30, 1998 and 1999. This increase of $7,522,000 or 177% is related directly to the inclusion in net sales of $9,365,000 contributed from Island Pacific, Applied Retail Solutions, Inc. ("ARS") and Triple-S Pty. Ltd. ("Triple-S") which were all acquired after June 30, 1998. This increase is offset by a decline in net sales of $1,985,000 from Divergent Technologies Pty. Ltd. ("Divergent") resulting from the completion of several large contracts in the comparative period. The significant growth in net sales is firmly based on acquisitions made by the Company since June 30, 1998.

COST OF SALES

Cost of sales for the quarters ended June 30, 1999 and 1998 were $3,549,000 and $887,000, respectively. The increase of $2,662,000 or 300% resulted from increases in related net sales and a change in accounting policy that now assigns to cost of sales certain labor costs previously included in sales, general and administrative expense.


GROSS PROFIT

Gross profit from operations increased from $3,358,000 at June 30, 1998 to $8,218,000 at June 30, 1999. The respective gross profit percentage of net sales, however, declined from 79% in the prior comparative period to 70% at June 30, 1999. This decline in gross profit percentage results from a change in accounting policy that now assigns to cost of sales certain labor costs previously included in sales, general and administrative expense.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended June 30, 1999 were $615,000 or 5% of net sales. There were no costs in the comparative period. Research and development expense is composed primarily of labor and material costs that the Company has chosen to directly expense. Research and development costs were not a significant element in prior periods, however, the Company has commenced an active research and development program to expedite the introduction of new software products and expects this number to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 1999 were $3,816,000 compared to $2,207,000 for the same period ended June 30, 1998. This increase of $1,609,000 or 73% is related to the rapid expansion in operations and the significant effort extended to complete the acquisition of Island Pacific Systems Corporation and reorganize the Company. This reorganization has led to a significant increase in U.S. based revenue and significant cost savings through consolidated development efforts. Selling, general and administrative expense declined as a percentage of net sales from 52% to 32% for the three month periods ended June 30, 1998 and June 30, 1999 respectively. This change is due partially to a change in accounting policy that assigns to cost of sales certain elements previously included in selling, general and administrative expense and also reflects the Company's increased ability to absorb these expenses as a function of the expansion in consolidated operations.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense, increased from $433,000 for the quarter ended June 30, 1998 to $1,553,000 for the quarter ended June 30, 1999. This increase of $1,120,000 or 259% is directly related to the acquisition by the Company of Island Pacific, ARS and Triple-S. All of the acquisitions were subsequent to June 30, 1998 and reflect significant additions to owned technology and intangible assets. While this impact was negligible in the prior comparative period, it has a significant negative impact on earnings for the quarter ended June 30, 1999.

BASIC EARNINGS PER SHARE

Basic earnings per share for the quarters ended June 30, 1999 and 1998 were $0.05 and $0.08 per share, respectively. The basic earnings per share for the quarter ended June 30, 1998 included $0.06 per share for income from discontinued operations. The basic earnings per share for the quarter ended June 30, 1999 and 1998 included a loss of $0.08 and $0.03 per share, respectively, for income taxes, interest, depreciation and amortization expenses. Excluding discontinued operations and these expenses, the basic earnings per share increased by $0.08 per share to $0.13 per share for the quarter ended June 30, 1999 from $0.05 per share for the comparable quarter in 1998.

DILUTED EARNINGS PER SHARE

Diluted earnings per share for the quarters ended June 30, 1999 and 1998 were $0.05 and $0.07 per share, respectively. The quarter ended June 30, 1998 diluted earnings per share included $0.05 per share for income from discontinued operations. The diluted earnings per share for the quarter ended June 30, 1999 and 1998 included a loss of $0.07 and $0.02 per share, respectively, for income taxes, interest, depreciation and amortization expenses. Excluding the discontinued operations and these expenses, the diluted earnings per share from continuing operations increased by $0.08 per share to $0.12 per share for the three months ended June 30, 1999 from $0.04 per share for the comparable period in 1998.


Liquidity and Capital Resources

At June 30, 1999, the Company had cash of $1,632,000, a decrease of $11,374,000 from $13,006,000 of cash at March 31, 1999. The decrease is due to the acquisition of Island Pacific for a net cash payment of $33,657,000. Additional cash for the acquisition came from two bank loans producing net cash proceeds of $18,392,000, and a $2,300,000 loan from a major stockholder. The Company also received $4,926,000 from stock options exercised during the quarter ended June 30, 1999, of which $3,989,000 from stock options exercised by the majority stockholder.

The Company has $1,660,000 of lines of credit to support cash management. The Company will use operating income to discharge the payments due on the loans and lines of credit. The Company expects to apply the $13,608,000 due on October 1, 1999 from the purchaser of IBIS to the bank debt. The Company believes it has sufficient cash to meet its working capital needs for the next twelve months.

The Company expects to continue its strategy of seeking selected acquisition opportunities within its target profile of companies with advanced technologies and market leadership in the retail software sector of information technology market. There is a risk that such acquisition opportunities may not be available on terms acceptable to the Company, or that any such acquisitions may not ultimately be consummated. To the extent that the terms of any such acquisitions call for payment in cash, the Company will likely need to seek an outside source of capital. The Company has not identified any sources for such capital, and there can be no guarantee that such capital will be available on terms acceptable to the Company or at all.


Year 2000 Software Compliance ("Millennium bug")

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and connot distinguish 21st century dates from 20th century dates. As a result, software and computer systems, including machines controlled by microprocessors, may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

In general, the Company's operating subsidiaries develop and sell software developed internally. The Company believes that no significant Year 2000 issues exist with these products and services. However, some of the Company's customers may not install the Year 2000 complaint versions of the Company's products in a timely manner, which could lead to failure of customer systems and product liability or warranty claims against the Company.

Although the Company believes that its systems are generally Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. For this reason, the Company has implemented a four step plan to address its Year 2000 issues, consisting of (i) assessing Year 2000 readiness; (ii) remediating non-compliant hardware and software; (iii) testing remediated hardware and software; and (iv) certifying Year 2000 compliance. Personnel from each operating subsidiary as well as outside consultants have been involved in the process. Senior management of the Company is coordinating the effort. Assessment activities are estimated at approximately 98% complete. Assessment data is continuously updated as new information becomes available. Overall remediation efforts are estimated at 90% complete. The Company believes it has adequate resources to complete these efforts, and anticipates completion of all assessment and remediation efforts by September 30, 1999.

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

In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. This could result in system failures or generation of erroneous information and could cause significant disruption of business activities. In the event the Company does not fully identify and correct all Year 2000 problems in the products marketed by its subsidiaries, those subsidiaries could become subject to warranty claims or returns, which could have adverse effect on financial performance. Moreover, the Company's subsidiaries could become subject to warranty claims, with or without merit, returns and/or increased customer support expenses if the computer systems of customer are not able to integrate the Company's products due to customers' internal Year 2000 problems.

The former shareholders of ARS have represented that ARS's express written warranties to customers concerning Year 2000 compliance for ARS's products and services are accurate, and such shareholders have agreed to indemnify the Company in the event this representation proves not to be accurate, up to the full value of the consideration paid by the Company in the acquisition of ARS. The former shareholders of Island Pacific have made similar warranties and have agreed to indemnify the Company for any breach of those warranties (subject to a $1 million limitation on indemnification). The Company has no similar guarantees with respect to its other operating subsidiaries.

The Company intends as part of the certification process to have each of its operating subsidiaries perform a Year 2000 "dry run", where the dates on all computers and microprocessor-controlled equipment are set ahead to a date within the year 2000, and the Company hopes that the dry run will identify any remaining internal Year 2000 issues before problems occur. These procedures will not however identify external Year 2000 problems.


PART II. - OTHER INFORMATION

Item 1.           Legal Proceedings

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


Item 2.  Changes in Securities

During the quarter ended June 30, 1999, the Company issued the following securities, which were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933:

     o 55,000 shares of common stock to Todds of Lincoln Limited as payment for the earn-out provision in connection with the acquisition of the service division of that company by IBIS in April 1998.

     o 1,994,267 shares of common stock to Softline Limited upon exercise of options at $2.00 per share for an aggregate exercise price of $3,988,534.

     o An aggregate of 430,000 shares of common stock to non-employees upon exercise of options at exercise prices of $1.75 and $2.00 per share for an aggregate exercise price of $809,500.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibits 2.1 through 10.22 of the Form 10-KSB for the fiscal year ended March 31, 1999 are incorporated herein for reference.

Exhibit                  Description
-------                  -----------
27                       Financial Data Schedule

(b)  Reports on Form 8-K

The Company filed a Form 8-K on May 14, 1999 disclosing the disposition of IBIS Systems Ltd. The report included pro forma financial statements. The Company also filed a Form 8-K on June 18, 1999 disclosing the acquisition of Island Pacific Systems Corporation.

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SVI Holdings, Inc.
                                      Registrant

                                      /s/ David L. Reese
                                      -------------------------------
Date:   August 10, 1999               David L. Reese
                                      Chief Financial Officer

                                      Signing on behalf of the registrant and as principal financial officer.