Form 10-Q
period 1999-09-30
SVI HOLDINGS INC
filed 1999-11-12
CIK 866535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the quarterly period ended                       September 30, 1999

Commission file Number                                     0-23049


                               SVI Holdings, Inc.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


            Nevada                                               84-1131608
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


             12707 High Bluff Drive, Suite 335, San Diego, CA 92130
             ------------------------------------------------------
               (Address of principal executive offices - Zip Code)


 Registrant's telephone number, including area code:  (858) 481-0103

           7979 Ivanhoe Avenue, Suite 500, La Jolla, California 92037
           ----------------------------------------------------------
                    (Former name, former address, and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES     [X]       NO     [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $0.0001 Par Value 32,492,884 shares as of October 31, 1999.

                               SVI Holdings, Inc.

                                    Form 10-Q


                                TABLE OF CONTENTS

                                                                            Page

Part I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1999 and
                   March 31, 1999                                              3

          Consolidated Statements of Operations for Three Months
                   Ended September 30, 1999 and 1998                           4

          Consolidated Statements of Operations for Six Months
                   Ended September 30, 1999 and 1998                           5

          Consolidated Statements of Cash Flows for the six months
                   Ended September 30, 1999 and 1998                           6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10

Item 3.   Quantitative and Qualitative disclosures About Market Risk          18

PART II:  OTHER INFORMATION                                                   18

Item 1.   Legal Proceedings                                                   18

Item 2.   Changes in Securities                                               19

Item 4.   Submission of Matters to a Vote of Security Holders                 19

Item 6.   Exhibits and Reports on Form 8-K                                    20

Signature                                                                     21


PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                                           September 30,      March 31,
                                                                                1999            1999
                                                                           -------------   -------------
                                                                            (unaudited)
                                    Assets

Current assets:
       Cash and cash equivalents                                           $    714,729    $ 13,006,153
       Accounts receivable, net                                              14,189,083       3,310,008
       Other receivables                                                        782,263       2,994,836
       Note receivable                                                       13,963,572      13,608,000
       Inventories                                                              170,375         238,314
       Prepaid expenses and other current assets                                628,707         183,760
                                                                           -------------   -------------
             Total current assets                                            30,448,729      33,341,071

Property and equipment, net                                                   1,427,065         734,386
Capitalized software, net                                                    35,223,877      14,053,186
Goodwill, net                                                                23,767,977       4,534,570
Non-compete agreements, net                                                   3,166,763       1,677,112
Deferred tax asset                                                              771,015         762,910
Other assets                                                                    272,647         175,649
                                                                           -------------   -------------

                                  Total assets                             $ 95,078,073    $ 55,278,884
                                                                           =============   =============

                      Liabilities and Stockholders' Equity

Current Liabilities:
       Accounts payable                                                    $  1,214,561    $    345,275
       Accrued expenses                                                       3,217,851       1,908,105
       Line of credit                                                         1,339,539         231,876
       Short-term note payable                                               15,000,000               -
       Current portion of long-term note payable                              1,750,000               -
       Income taxes payable                                                   2,993,868       2,576,151
                                                                           -------------   -------------
             Total current liabilities                                       25,515,819       5,061,407

Note payable                                                                  1,198,651               -
Due to stockholder                                                            1,890,525               -
Long-term liabilities                                                                 -       2,000,000
Deferred tax liability                                                        9,712,535         805,433
                                                                           -------------   -------------
         Total liabilities                                                   38,317,530       7,866,840
                                                                           -------------   -------------
Stockholders' Equity
       Preferred stock, $.0001 par value; 5,000,000 shares authorized;
         none issued and outstanding                                                  -               -
       Common stock, $.0001 par value; 100,000,000 shares authorized;
         32,492,884 and 29,741,278 shares issued and outstanding                  3,281           2,987
       Additional paid-in capital                                            47,235,099      39,435,921
       Treasury stock, at cost; shares-321,400 and 127,400, respectively     (3,285,404)       (951,404)
       Retained earnings                                                     13,629,650       9,885,138
       Accumulated other comprehensive income                                  (822,083)       (960,598)
                                                                           -------------   -------------
             Total stockholders' equity                                      56,760,543      47,412,044
                                                                           -------------   -------------

                     Total liabilities and stockholders' equity            $ 95,078,073    $ 55,278,884
                                                                           =============   =============

The accompanying notes are an integral part of these financial statements.


                                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                                                                         Three Months Ended September 30,
                                                                               1999             1998
                                                                           -------------   -------------
Net sales                                                                  $ 13,612,717    $  4,232,695
Cost of sales                                                                 2,875,579       1,252,172
                                                                           -------------   -------------
       Gross profit                                                          10,737,138       2,980,523

Research and development expenses                                             1,211,304               -
Depreciation and amortization                                                 1,824,249         694,091
Selling, general and administrative expenses                                  3,960,792       1,740,833
                                                                           -------------   -------------
       Income from operations                                                 3,740,793         545,599
                                                                           -------------   -------------
Other income (expense):
       Interest income                                                          148,717         167,112
       Other income                                                              24,065         503,179
       Interest expense                                                        (425,875)        (23,198)
       Loss on foreign currency transactions                                     (5,214)        (10,739)
                                                                           -------------   -------------
             Total other income (expense)                                      (258,307)        636,354
                                                                           -------------   -------------
       Income before provision for income taxes                               3,482,486       1,181,953

Provision for income taxes                                                    1,352,793         591,421
                                                                           -------------   -------------
       Income from continuing operations                                      2,129,693         590,532

Discontinued operations:
       Income from operations of IBIS Systems Ltd., net of
           applicable income taxes of $432,094                                        -       1,691,980
                                                                           -------------   -------------
Net income                                                                 $  2,129,693    $  2,282,512
                                                                           =============   =============
Basic earnings per share:
       Continuing operations                                               $       0.07    $       0.02
       Discontinued operations                                                        -            0.06
                                                                           -------------   -------------
             Net income                                                    $       0.07    $       0.08
                                                                           =============   =============
Diluted earnings per share:
       Continuing operations                                               $       0.06    $       0.02
       Discontinued operations                                                        -            0.05
                                                                           -------------   -------------
             Net income                                                    $       0.06    $       0.07
                                                                           =============   =============
Weighted-average common shares outstanding:
       Basic                                                                 32,440,180      28,350,532
                                                                           =============   =============
       Diluted                                                               35,545,832      32,659,038
                                                                           =============   =============

The accompanying notes are an integral part of these financial statements.


                                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                                                           Six months Ended September 30,
                                                                               1999             1998
                                                                           -------------   -------------
Net sales                                                                  $ 25,379,976    $  8,453,554
Cost of sales                                                                 6,424,837       2,555,112
                                                                           -------------   -------------
       Gross profit                                                          18,955,139       5,898,442

Research and development expenses                                             1,826,771               -
Depreciation and amortization                                                 3,377,317       1,050,230
Selling, general and administrative expenses                                  7,777,079       3,577,134
                                                                           -------------   -------------
       Income from operations                                                 5,973,972       1,271,078
                                                                           -------------   -------------
Other income (expense):
       Interest income                                                          544,144         341,869
       Other income                                                             187,029         536,997
       Interest expense                                                        (556,291)        (42,443)
       Loss on foreign currency transactions                                    (98,719)         (8,471)
                                                                           -------------   -------------
             Total other income (expense)                                        76,163         827,952
                                                                           -------------   -------------
       Income before provision for income taxes                               6,050,135       2,099,030

Provision for income taxes                                                    2,305,623         995,327
                                                                           -------------   -------------
       Income from continuing operations                                      3,744,512       1,103,703

Discontinued operations:
       Income from operations of IBIS Systems Ltd., net of
           applicable income taxes of $671,594                                        -       3,292,268
                                                                           -------------   -------------
Net income                                                                 $  3,744,512    $  4,395,971
                                                                           =============   =============
Basic earnings per share:
       Continuing operations                                               $       0.12    $       0.04
       Discontinued operations                                                        -            0.12
                                                                           -------------   -------------
             Net income                                                    $       0.12    $       0.16
                                                                           =============   =============
Diluted earnings per share:
       Continuing operations                                               $       0.11    $       0.03
       Discontinued operations                                                        -            0.11
                                                                           -------------   -------------
             Net income                                                    $       0.11    $       0.14
                                                                           =============   =============
Weighted-average common shares outstanding:
       Basic                                                                 31,902,516      28,270,526
                                                                           =============   =============
       Diluted                                                               35,285,392      32,158,956
                                                                           =============   =============

The accompanying notes are an integral part of these financial statements.


                                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                           Six months Ended September 30,
                                                                               1999             1998
                                                                           -------------   -------------
Cash flows from operating activities:
       Net income                                                          $  3,744,512    $  4,395,971
       Adjustments to reconcile net income to net cash provided
           by (used for) operating activities:
           Depreciation and amortization                                      3,377,317       1,522,212
           Stock-based compensation                                                   -         320,277
           Loss on foreign currency transactions                                 98,719
           Changes in deferred taxes                                             98,997        (207,571)
           Loss on sale of fixed assets                                          15,552           6,896
        Changes in assets and liabilities:
           Accounts receivable and other receivables                         (8,753,349)     (2,964,634)
           Inventories                                                           67,939         122,277
           Prepaid expenses and other assets                                   (245,448)       (679,797)
           Accounts payable and accrued expenses                             (1,924,023)     (2,197,462)
           Income tax payable                                                   417,717          47,780
                                                                           -------------   -------------
Net cash provided by (used for) operating activities                         (3,102,067)        365,949
                                                                           -------------   -------------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                                   (33,672,985)     (2,051,018)
       Purchase of furniture and equipment                                     (261,352)       (488,632)
       Increase in note receivable                                             (355,572)              -
       Proceeds from sale of fixed assets                                           545          62,207
       Capitalized software development costs                                  (876,109)     (1,554,635)
                                                                           -------------   -------------
Net cash used for investing activities                                      (35,165,473)     (4,032,078)
                                                                           -------------   -------------
Cash flows from financing activities:
       Issuance of common stock                                               4,835,284         110,500
       Increase (decrease) in amount due to stockholders, net                 1,890,525         (14,552)
       Proceeds from line of credit                                           1,107,663               -
       Proceeds from notes payable                                           18,298,651               -
                                                                           -------------   -------------
Net cash provided by financing activities                                    26,132,123          95,948
                                                                           -------------   -------------

Effect of exchange rate changes on cash                                        (156,007)       (425,171)
                                                                           -------------   -------------

       Net decrease in cash and cash equivalents                            (12,291,424)     (3,995,352)
Cash and cash equivalents, beginning of period                               13,006,153      14,468,578
                                                                           -------------   -------------
Cash and cash equivalents, end of period                                   $    714,729    $ 10,473,226
                                                                           =============   =============

Supplemental disclosure of cash flow information:
       Interest paid                                                       $    515,767    $     42,443
       Income taxes paid                                                   $  1,846,122    $  1,705,874


Supplemental schedule of non-cash investing and financing activities:
       Received 178,500 treasury shares in connection with
          the sale of IBIS                                                 $  2,142,000    $          -
       Received 12,500 treasury shares for exercise price of options       $    150,000    $          -
       Issued 55,000 and 52,000, respectively, shares of common stock
            in connection with the acquisition of Todds of Lincoln         $    402,182    $    208,000
       Acquired Triple-S Limited by incurring a short-term liability       $          -    $    429,208
       Issued 165,000 and 250,000, respectively, shares of common stock in connection with the acquisition of Applied Retail
            Solutions, Inc.                                                $  2,000,000    $  1,000,000


   The accompanying notes are an integral part of these financial statements.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Organization and Basis of Preparation

The accompanying consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries (collectively, the "Company"). In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all the periods presented have been made.

Beginning with reports for the quarter ended June 30, 1999, the Company has voluntarily elected to file its financial statements in accordance with Regulation S-X promulgated by the Securities and Exchange Commission instead of Rule 310 of Regulation S-B promulgated by the Securities and Exchange Commission.

Certain amounts in the prior periods have reclassified to conform to the presentation for three and six months ended September 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting policies followed by the Company are described in the notes to the financial statements in its Annual Report on Form 10-KSB for the year ended March 31, 1999. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-KSB for the year ended March 31, 1999.

The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


Note B - Acquisitions and Related Parties

Effective April 1, 1999, the Company acquired Island Pacific Systems Corporation ("Island Pacific"), a California corporation, for $35 million cash. The Company also entered into three-year non-compete agreements with some of Island Pacific's principals. The acquisition was funded by cash on hand; cash acquired from the sale of IBIS Systems Pty. Ltd. ("IBIS"); approximately $4 million paid by the majority stockholder upon exercise of options; a $2.3 million loan from a major stockholder, with no stated maturity date and with interest at prime rate; and two bank loans. The first bank loan is in the amount of $15 million with interest-only payments at the bank's prime rate plus .25% for the first six months, convertible thereafter to a fully-amortizing two-year loan. The second loan is in the amount of $3.5 million and is a fully amortizing two-year loan with interest at the bank's prime rate plus .50%. Island Pacific, founded in 1977, is based in Irvine, California, and develops and markets retail industry merchandising and management software systems. Island Pacific's software automates the full scope of a retailer's operations from inventory planning and purchasing through distribution and final sale of goods. Island Pacific's products have been licensed to over 245 clients worldwide.

The Company is in the process of determining the appropriate values to be assigned to the assets acquired and liabilities assumed in the acquisition of Island Pacific. Accordingly, the Company's estimates of these values are subject to revision upon the completion of the Company's evaluation which may result in an adjustment to the current values assigned to such assets and liabilities.

The following unaudited pro forma consolidated results of continuing operations for the quarter and six months ended September 30, 1998 assume the Island Pacific acquisition occurred as of April 1, 1998. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.


                                                 Three months ended         Six months ended
                                                            September 30, 1998
                                                 ------------------      ---------------------

Total revenues                                   $       8,885,234       $   16,816,117
Net income                                       $         870,810       $      646,126
Basic earnings per share                         $            0.03       $         0.02
Diluted earnings per share                       $            0.03       $         0.02


Note C - Discontinued Operations

Effective January 1, 1999, the Company sold its IBIS subsidiary for cash proceeds of $2,250,000, surrender of Company common stock valued at $2,142,000 and a note receivable of $13,608,000. The sale, which was recorded in the year ended March 31, 1999, resulted in a gain of $274,055, net of applicable income taxes of $753,043. Accordingly, the results of operations of IBIS for the three months and six months ended September 30, 1998 are restated as discontinued operations. See Note F for further discussion.


Note D - Treasury Stock

During the six months ended September 30, 1999, the Company acquired
178,500 shares of its common stock in connection with the sale of IBIS. The transaction was recorded using the cost method. As of September 30, 1999, the Company holds in treasury 321,400 shares of its common stock.


Note E - Reporting Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income and its components in accordance with SFAS 130. The accumulated balance of other comprehensive income is disclosed as a separate component of stockholders' equity.

For the three months and six months ended September 30, 1999 and 1998, comprehensive income consisted of:

                                            Three months ended September 30,     Six months ended September 30,
                                               1999               1998               1999             1998
                                            -------------    -------------       -------------    -------------
                                                      (unaudited)                          (unaudited)

         Net income                         $  2,129,693     $   2,282,512       $  3,744,512     $  4,395,971
         Other comprehensive income (loss):
             Translation adjustment              (27,205)        (240,986)            138,515         (425,171)
                                            -------------    -------------       -------------    -------------
         Comprehensive income               $  2,102,488     $  2,041,526        $  3,883,027     $  3,970,800
                                            =============    =============       =============    =============


Note F - Extension of Note Receivable

Effective October 1, 1999, the Company extended the due date on the $13,608,000 note receivable from the purchaser of IBIS. A former affiliate of the Company is a principal of such purchaser. The note was originally due October 1, 1999, and has been extended to February 15, 2000. Interest on the note is current through September 30, 1999.


Note G - Earnings Per Share

Earnings per share for the three months and six months ended September 30, 1999 and 1998 were as follows:

                                            Three months ended September 30,     Six months ended September 30,
                                               1999               1998               1999             1998
                                            -------------    -------------       -------------    -------------
                                                      (unaudited)                          (unaudited)
         BASIC EARNINGS PER SHARE
           Continuing operations            $  2,129,693     $    590,532       $   3,744,512      $ 1,103,703
           Discontinued operations                     -        1,691,980                   -        3,292,268
                                            -------------    -------------       -------------    -------------
           Net income                       $  2,129,693     $  2,282,512        $  3,744,512     $  4,395,971
                                            =============    =============       =============    =============
           Weighted average number
             of common shares                 32,440,180       28,350,532          31,902,516       28,270,526
                                            =============    =============       =============    =============
           Per share
               Continuing operations        $       0.07     $       0.02        $       0.12     $       0.04
               Discontinued operations                 -              .06                   -              .12
                                            -------------    -------------       -------------    -------------
           Net Income                       $       0.07     $       0.08        $       0.12     $       0.16
                                            =============    =============       =============    =============
DILUTED EARNINGS PER SHARE

           Continuing operations            $  2,129,693     $    590,532       $   3,744,512     $  1,103,703
           Discontinued operations                     -        1,691,980                   -        3,292,268
                                            -------------    -------------       -------------    -------------
           Net income                       $  2,129,693     $  2,282,512        $  3,744,512     $  4,395,971
                                            =============    =============       =============    =============
           Weighted average number of
             common and common equivalent
             shares assuming issuance of
             all dilutive contingent shares:
                Common stock                  32,440,180       28,350,532          31,902,516       28,270,526
                Stock options                  3,105,652        4,308,506           3,382,876        3,888,430
                                            -------------    -------------       -------------    -------------
                  Total                       35,545,832       32,659,038          35,285,392       32,158,956
                                            =============    =============       =============    =============
           Per share
                Continuing operations       $       0.06     $       0.02        $       0.11     $       0.03
                Discontinued operations                -              .05                   -              .11
                                            -------------    -------------       -------------    -------------
           Net Income                       $       0.06     $       0.07        $       0.11     $       0.14
                                            =============    =============       =============    =============

Note H - Business Segments and Geographic Data

The Company provides global enterprise software solutions for the retail industry. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company considers its business to consist of one reportable operating segment.

The Company operates in four countries, the United States, Australia, South Africa and the United Kingdom. The significant increase in United States based revenue results from the acquisition of Island Pacific, effective April 1, 1999, and Applied Retail Solutions, Inc., effective July 1, 1998. Both acquired entities are based in California. The following is a summary of local operations by geographic area:

                                            Three months ended September 30,     Six months ended September 30,
                                               1999               1998               1999             1998
                                            -------------    -------------       -------------    -------------
                                                      (unaudited)                          (unaudited)
         Revenues:
           United States                    $  5,403,330     $  1,190,515        $ 13,369,310     $  1,406,277
           Australia                           6,732,621        2,969,312           8,671,148        6,893,684
           United Kingdom                        913,269           72,868           2,248,780          153,593
           United Kingdom
             (discontinued operations)                 -        3,867,609                   -        8,117,730
           South Africa                          563,497                -           1,090,738                -
                                            -------------    -------------       -------------    -------------
              Total revenues                $ 13,612,717     $  8,100,304        $ 25,379,976     $ 16,571,284
                                            =============    =============       =============    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

SVI Holdings, Inc. (the "Company") is a provider of computer and information technology services to specialty businesses in domestic and international markets. More recently, the Company has narrowed its focus to two distinct portions of the information technology industry:

     o Open architecture point of sale and retail management computer systems.
     o     PC education courseware and computer skills assessment products.

The Company is a holding company and operates solely through its wholly-owned subsidiaries. The Company currently has five major operating subsidiaries as follows:

      o    Island Pacific Systems Corporation ("Island Pacific").
      o    Divergent Technologies Pty. Ltd. ("Divergent").
      o    Applied Retail Solutions, Inc. ("ARS").
      o    Triple-S Computers Pty. Ltd. ("Triple-S").
      o    SVI Training Products, Inc. ("SVI Training").

Island Pacific Acquisition

Effective April 1, 1999, the Company acquired all of the outstanding shares of Island Pacific. Island Pacific, founded in 1977, is based in Irvine, California, and develops and markets retail industry merchandising and management software systems primarily in United States and the United
Kingdom. The Company paid the purchase price of $35 million cash using cash on hand; cash acquired from sale of IBIS Systems Pty. Ltd. ("IBIS"); approximately $4 million paid by Softline Limited ("Softline"), the Company's majority stockholder, upon exercise of options; a $2.3 million loan from Claudav Holdings Ltd., B.V., a major stockholder; and two bank loans.
The bank loans are secured by certain shares of the Company's subsidiaries. The first bank loan is in the amount of $15 million with interest only payments until December 3, 1999, convertible thereafter to a fully-amortizing two-year loan. The second bank loan is in the amount of $3.5 million and is fully amortizing over two years. The secured loans bear interest at the bank's prime rate plus .25% and .50%, respectively.

Discontinued Operations

Effective January 1, 1999, the Company sold its IBIS subsidiary for cash proceeds of $2,250,000, surrender of Company common stock valued at $2,142,000 and a note receivable of $13,608,000. The sale resulted in a gain of $274,055, net of applicable income taxes of $753,043, which was recorded in the year ended March 31, 1999. Accordingly, the operating results of IBIS for the three months and six months ended September 30, 1998 are restated as discontinued operations.

Forward-Looking Statements

Certain statements in this report which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include the effects on results of operations of the acquisition of Island Pacific, the effects of the Company's efforts to integrate operations and development efforts of its subsidiaries, the performance by the purchaser of IBIS under the terms of the promissory note given to the Company, the availability of capital when needed on terms and conditions acceptable to the Company, competition, changes in demand for the Company's products, technological developments, and other risk factors identified from time to time in filings with the Commission. The Company urges investors to review the "Risk Factors" set forth in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1999. The Company undertakes no obligation to release publicly any revisions to forward-looking statements to reflect events or circumstances after the date of this report.

RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                             Three months ended September 30,
                                                                 ---------------------------------------------------
                                                                           1999                      1998
                                                                    Amount     Percentage      Amount     Percentage
                                                                 ------------  ----------  -------------  ----------
                                                                                     (unaudited)
Net sales                                                        $13,613,000       100%    $  4,233,000       100%
Cost of sales                                                      2,876,000        21%       1,252,000        30%
                                                                 ------------  ----------  -------------  ----------
    Gross profit                                                  10,737,000        79%       2,981,000        70%

Research and development expenses                                  1,211,000         9%               -         0%
Selling, general and administrative
    expenses                                                       3,960,000        29%       1,741,000        41%
Other income                                                         167,000         1%         659,000        16%
                                                                 ------------  ----------  -------------  ----------
    Income before interest expense,
     income taxes, depreciation
     and amortization                                              5,733,000        39%       1,899,000        45%

Interest expense                                                     426,000         3%          23,000         1%

Depreciation and amortization                                      1,824,000        12%         694,000        16%
                                                                 ------------  ----------  -------------  ----------
Income before provision for
         income taxes                                              3,483,000        25%       1,182,000        28%

Provision for income taxes                                         1,353,000         9%         591,000        14%
                                                                 ------------  ----------  -------------  ----------
      Income from continuing operations                            2,130,000        16%         591,000        14%

Discontinued operations
    Income from operations of IBIS Systems
        Ltd., net of applicable income taxes
        of $432,000                                                        -                  1,692,000
                                                                 ------------              -------------
                Net income                                       $ 2,130,000               $  2,283,000
                                                                 ============              =============

Basic earnings per share:
     Continuing operations                                       $      0.07               $       0.02
     Discontinued operations                                               -                       0.06
                                                                 ------------              -------------
               Net income                                        $      0.07               $       0.08
                                                                 ============              =============

Diluted earnings per share:
     Continuing operations                                       $      0.06               $       0.02
     Discontinued operations                                               -                       0.05
                                                                 ------------              -------------
               Net income                                        $      0.06               $       0.07
                                                                 ============              =============

                                                                           Six months ended September 30,
                                                                 ---------------------------------------------------
                                                                           1999                      1998
                                                                    Amount     Percentage      Amount     Percentage
                                                                 ------------  ----------  -------------  ----------
                                                                                     (unaudited)

Net sales                                                        $25,380,000       100%    $  8,453,000       100%
Cost of sales                                                      6,425,000        25%       2,555,000        30%
                                                                 ------------  ----------  -------------  ----------
     Gross profit                                                 18,955,000        75%       5,898,000        70%

Research and development expenses                                  1,827,000         7%               -         0%
Selling, general and administrative
    expenses                                                       7,777,000        31%       3,577,000        42%
Other income                                                         632,000         2%         870,000        10%
                                                                 ------------  ----------  -------------  ----------
    Income before interest expense,
           income taxes, depreciation and
           amortization                                            9,983,000        38%       3,191,000        38%

Interest expense                                                     556,000         2%          42,000         0%

Depreciation and amortization                                      3,377,000        12%       1,050,000        12%
                                                                 ------------  ----------  -------------  ----------
Income before provision for
    income taxes                                                   6,050,000        23%       2,099,000        25%

Provision for income taxes                                         2,305,000         9%         995,000        12%
                                                                 ------------  ----------  -------------  ----------
    Income from continuing operations                              3,745,000        15%       1,104,000        13%

Discontinued operations
    Income from operations of IBIS Systems
         Ltd., net of applicable income taxes
         of $672,000                                                       -                  3,292,000
                                                                 ------------              -------------
Net income                                                       $ 3,745,000               $  4,396,000
                                                                 ============              =============

Basic earnings per share:
     Continuing operations                                       $      0.12               $       0.04
     Discontinued operations                                               -                       0.12
                                                                 ------------              -------------
         Net income                                              $      0.12               $       0.16
                                                                 ============              =============
Diluted earnings per share:
     Continuing operations                                       $      0.11               $       0.03
     Discontinued operations                                               -                       0.11
                                                                 ------------              -------------
         Net income                                              $      0.11               $       0.14
                                                                 ============              =============


Net Income

The Company reports consolidated net income of $2,130,000 and $2,283,000 for the comparative quarters ended September 30, 1999 and 1998, respectively. Net income from the 1998 period includes $1,692,000 from discontinued operations. The changes in net income are due to the following:

      o Increase of $2,028,000 in net income from Divergent. This increase is due to a non-recurring sale of certain technology rights.
      o Absence of IBIS net income in the 1999 period, which represented $1,692,000 in the 1998 period.

The Company also reports consolidated net income of $3,745,000 and $4,396,000 for the six months ended September 30, 1999 and 1998, respectively. Net income from the 1998 period includes $3,292,000 from discontinued operations. The changes in net income are due to the following:

      o Inclusion of net income of $781,000 from Island Pacific, which was acquired April 1, 1999.
      o Increase of $1,496,000 in net income from Divergent. This increase is due to a non-recurring sale of certain technology rights, offset by a reduction in Divergent net income during the six months ended September 30, 1999 due to the completion of several large contracts during the comparable 1998 period.
      o Absence of IBIS net income in the 1999 period, which represented $3,292,000 from discontinued operations during the 1998 period.


Net Sales

Net sales from continuing operations increased from $4,233,000 to $13,613,000 for the comparative quarters ended September 30, 1998 and 1999, respectively. This increase of $9,380,000 or 222% consists primarily of the inclusion in net sales of $4,184,000 contributed from Island Pacific and an increase of $4,327,000 from Divergent resulting from a non-recurring sale of technology rights.

Net sales from continuing operations for the six months ended September 30, 1999 increased by $16,927,000 or 200 % to $25,380,000 from $8,453,000 for the comparable period ended September 30, 1998. The increase is due to the following:

      o  Inclusion in net sales of $11,515,000 from Island Pacific.
      o  Increase of $2,526,000 in net sales of ARS, approximately
         $1,572,000 of which represents ARS net sales in the quarter ended June 30, 1999. The Company acquired ARS during the second quarter of fiscal 1999, so no net sales from ARS are included in the quarter ended
         June 30, 1998.
      o  Increase of $2,868,000 in net sales from Divergent.

The company does not expect Divergent's sale of technology rights to impact net sales in future periods.

Cost of Sales

Cost of sales for the quarters ended September 30, 1999 and 1998 were $2,876,000 and $1,252,000, respectively. The increase of $1,624,000 or 130% resulted from increases in related net sales.

For the same reason, cost of sales for the six months ended September 30, 1999 increased $3,870,000 or 151% to $6,425,000 from $2,555,000 for the comparable period in 1998.

Gross Profit

Gross profit from operations increased to $10,737,000 for the quarter ended September 30, 1999 from $2,981,000 for the quarter ended September 30, 1998. Gross profit as a percentage of net sales increased from 70% to 79% over the comparative periods. This increase in gross profit percentage resulted from Divergent's non-recurring sale of technology rights that had no cost component.

Gross profit from operations for the six months ended September 30, 1999 increased to $18,955,000 from $5,898,000 for the comparative six months ended September 30, 1998. Gross profit as a percentage of net sales increased from 70% to 75% over the comparable periods.

Research and Development Expenses

Research and development expenses for the quarter and six months ended September 30, 1999 were $1,211,000 or 9% and $1,827,000 or 7 % of net sales, respectively. There were no research and development expenses in the comparative 1998 periods. The Company has commenced an active research and development program to enhance its current products and develop new retail software products to meet an expanding range of customer demands. The Company expects research and development expenses to increase in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 1999 were $3,960,000 compared to $1,741,000 for the same period ended September 30, 1998. This increase of $2,219,000 or 127 % results from the addition of Island Pacific operational expenses. Selling, general and administrative expenses declined as a percentage of net sales from 41% to 29% for the three month periods ended September 30, 1998 and September 30, 1999, respectively. This change reflects economies of scale from increasing operations. The Company believes its efforts to consolidate the operations of its retail software subsidiaries will continue to result in decreased selling, general and administrative costs as a percentage of net sales over time.

Selling, general and administrative expenses increased by $4,200,000 or 117% to $7,777,000 for the six months ended September 30, 1999 from $3,577,000, for the same period in the prior year. Selling, general and administrative expenses declined as a percentage of net sales over the six month period, from 42% in the 1998 period to 31% in the 1999 period. The same factors discussed above led to these changes.

Depreciation and Amortization

Depreciation and amortization increased to $1,824,000 for the quarter ended September 30, 1999 from $694,000 for the quarter ended September 30, 1998. This increase of $1,130,000 or 163% is primarily related to the acquisition by the Company of Island Pacific on April 1, 1999. This acquisition resulted in significant additions to capitalized software and goodwill.

Depreciation and amortization expense for the six months ended September 30, 1999 and 1998 were $3,377,000 and $1,050,000, respectively. This increase of $2,327,000 or 222 % is due to the acquisition of goodwill and capitalized software from Island Pacific and ARS.

Interest Income and Expense

Interest expense was $426,000 and $23,000 for the quarters ended September 30, 1999 and 1998, respectively. The increase was due to interest paid or accrued on the loans obtained in connection with the acquisition of Island Pacific. Interest income was $149,000 for the quarter ended September 30, 1999 compared to $167,000 for the quarter ended September 30, 1998. Interest income during the 1999 period consisted primarily of interest earned on the note payable from the purchaser of IBIS. Interest income during the 1998 period consisted primarily of interest earned from cash on hand.

For the six month periods ended September 30, 1999 and September 30, 1998, interest expense was $556,000 and $42,000, respectively. This increase was also due to the loans obtained to acquire Island Pacific. Interest income during the six months ended September 30, 1999 was $544,000 compared to $342,000 for the six months ended September 30, 1998. Approximately 55% of the interest income during the 1999 period consisted of income from the note payable from the purchaser of IBIS, and approximately 45% consisted of income earned from cash on hand during the first quarter of fiscal 2000 prior to payment of the purchase price for Island Pacific.

Basic Earnings Per Share

Basic earnings per share for the three months ended September 30, 1999 and 1998 were $0.07 and $0.08 per share, respectively. The basic earnings per share for the three months ended September 30, 1998 included $0.06 per share for income from discontinued operations.

Basic earnings per share for the six months ended September 30, 1999 and 1998 were $0.12 and $0.16 per share, respectively. The basic earnings per share for the six months ended September 30, 1998 included $0.12 per share for income from discontinued operations.

Diluted Earnings Per Share

Diluted earnings per share for the three months ended September 30, 1999 and 1998 were $0.06 and $0.07 per share, respectively. The quarter ended September 30, 1998 diluted earnings per share included $0.05 per share for income from discontinued operations.

Diluted earnings per share for the six months ended September 30, 1999 and 1998 were $0.11 and $0.14 per share, respectively. The six months ended September 30, 1998 diluted earnings per share included $0.11 per share for income from discontinued operations.

Liquidity and Capital Resources

At September 30, 1999, the Company had cash and cash equivalents of $715,000, a decrease of $12,291,000 from $13,006,000 of cash and cash equivalents at March 31, 1999. The decrease is due to the acquisition of Island Pacific for a net cash payment of $33,673,000 ($35,000,000 purchase price less $1,327,000 cash acquired). Approximately $20,800,000 in loans financed the remainder of the purchase price.

The Company has $3,400,000 of credit lines to support working capital requirements. As of November 10, 1999, the outstanding balance on these lines is $1,870,000. The Company has been using operating income to discharge the payments due on the loans and lines of credit.

Accounts receivable increased from $3,310,000 at March 31, 1999 to $14,189,000 at September 30, 1999, due to the following factors:

      o Inclusion of Island Pacific accounts receivable with the balance of $4,647,000 at September 30, 1999. Island Pacific was acquired on April 1, 1999.
      o Increase of $4,866,000 in Divergent accounts receivable. The increase is primarily due to the non-recurring sale of technology rights in the quarter ended September 30, 1999.
      o Increase of $1,312,000 in ARS accounts receivable due to an increase in net sales.

The promissory note of Kielduff Investments Limited ("Kielduff") due to the Company in connection with the sale of IBIS was originally due October 1, 1999. The Company agreed to extend the due date on such note to February 15, 2000. The current balance payable to the Company is $13,608,000. Interest payments on the note are current, and the note remains secured by a pledge of 100% of the common stock of IBIS. The Company believes that the market value of IBIS is substantially greater than the current indebtedness of Kielduff.

Kielduff requested an extension of the maturity date on the note as it had not completed a planned reorganization to provide the funds necessary to retire the note. After obtaining assurances from Kielduff that its reorganization is likely to occur before February 2000, the Company granted Kielduff the additional period to complete the reorganization.

The Company intended to use the proceeds of the Kielduff note to retire one of the bank loans in the amount of $15,000,000 obtained in connection with the acquisition of Island Pacific. This loan has required interest only payments of approximately $110,000 per month, but converts to a two year amortizing term loan on December 3, 1999 if not sooner prepaid. If the loan converts, principal and interest payments will be approximately $680,000 per month. The Company believes it will have, or can generate, sufficient cash to meet these payments until the February 15, 2000 due date of the Kielduff note. However, these payments would deplete cash reserves and require a reallocation of uses of cash during the period of payments. In the event Kielduff does not make the required payment on or before February 15, 2000, the Company will be required to restructure the bank obligation or to seek other sources of cash to make the required amortizing payments.

In light of these factors, and in light of other anticipated uses of cash during the next twelve months, the Company is pursuing various strategies for raising capital to meet actual and potential cash demands during the next twelve months. Strategies being considered include a private placement of securities and/or a capital infusion from the Company's majority stockholder. Either of these strategies, if pursued, would cause dilution to existing stockholders. The Company has no current commitments for funding, and there is no guarantee that funding will be available when needed, or on terms and conditions acceptable to the Company.

The Company expects to continue its strategy of seeking selected acquisition opportunities within its target profile of companies with advanced technologies and market leadership in the retail software sector of the information technology market. To the extent that the terms of any such acquisitions call for payment in cash, the Company will need to seek an outside source of capital. The Company has no current commitments for such capital, and there can be no guarantee that such capital will be available on terms acceptable to the Company or at all.

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

In general, the Company's operating subsidiaries develop and sell software developed internally. The Company believes that no significant
Year 2000 issues exist with the current versions of these products and services. The Company implemented a four step plan to address potential Year 2000 issues, consisting of (i) assessing Year 2000 readiness; (ii) remediating non-compliant hardware and software; (iii) testing remediated hardware and software; and (iv) certifying Year 2000 compliance of customers. Personnel from each operating subsidiary as well as outside consultants have been involved in the process. Senior management of the Company coordinated the effort. All four phases are now complete. The Company estimates its Year 2000 remediation efforts have cost $250,000, and does not anticipate any further Year 2000 remediation costs.

The Company, as part of the testing process, had each of its operating subsidiaries perform a Year 2000 "dry run," where the dates on all computers and microprocessor-controlled equipment were set ahead to a date within the year 2000. This procedure revealed no material problems. These tests would not however identify external Year 2000 problems.

Communications with customers and suppliers to determine their Year 2000 preparedness have been an integral part of the Company's Year 2000 program. The Company's subsidiaries have reviewed all vendor contracts and have requested written certification from each vendor that its products are Year 2000 compliant. Each of the Company's significant vendors has indicated that it is Year 2000 compliant and that supplies to the Company will not be interrupted due to the vendor's Year 2000 problems.

As part of the certification process, each of the Company's subsidiaries contacted all of its customers and confirmed that each customer has installed Year 2000 compliant versions of the subsidiary's software and that each customer's software and hardware systems which interact with such software are Year 2000 compliant. The Company has not however attempted to predict the overall Year 2000 readiness of its customers. Despite these certifications, some customers may still have older, non-compliant versions of the Company's software installed, which could lead to system failure and/or product liability claims against the Company. The Company could become subject to warranty claims, with or without merit, returns and increased customer support expenses if the computer systems of customers are not able to integrate the Company's products due to customers' internal Year 2000 problems. In order to reduce this risk, the Company has since October 1, 1999 adopted a policy of deferring all new software installations until the customer has been fully certified as Year 2000 compliant to the satisfaction of the Company.

The Company has developed a contingency plan to respond to Year 2000 problems which might occur.

o The Company will maintain three rapid response teams on call 24 hours per day from December 31, 1999 through January 5, 2000. If needed, a team will travel to a customer's location to assess and repair any Year 2000 problems created by the Company's software.
o The Company's onsite technical support staff will be present through the same period to provide support by phone and direct computer communication as needed.
o The Company has identified alternate vendors for all of its significant components and raw materials should any vendor, despite its representations of Year 2000 compliance, experience a Year 2000 problem.

In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. Any unanticipated Year 2000 problems could result in system failures or generation of erroneous information and could cause significant disruption of business activities. Extended disruptions may impact both short-term and long-term customer and vendor relationships and further impact the Company's future profitability. The Company does not expect the contingency plans referenced above to have a material effect on expenses. However, if Year 2000 problems of vendors or customers prove worse than expected or require more efforts than expected, these costs could become material. In addition, service delays may result and revenue streams could be impaired, which could impact results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable due to Instruction 1. of Item 305(c) of Regulation S-K.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

In September 1998, ALT Consulting, LLC ("ALT") filed a complaint against Island Pacific in the Orange County Superior Court (the "ALT Litigation") asserting claims for breach of contract and of the implied covenant of good faith and fair dealing, negligent and intentional misrepresentation, promissory fraud and declaratory relief arising out of a software consulting contract. Island Pacific answered the complaint and filed a cross-complaint against ALT and its principal member asserting claims for rescission, breach of contract and of the implied covenant of good faith and fair dealing, breach of fiduciary duty, intentional and negligent misrepresentation, promissory fraud, misappropriation of trade secrets and conversion.

In September 1999, the ALT Litigation was settled at a total cost to the Company of $17,500. The settlement will have no material adverse effect on the Company. Requests for dismissal with prejudice have been filed by all parties.

Item 2.  Changes in Securities

During the quarter ended September 30, 1999, the Company issued the following securities, which were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933:

      o 1,839 shares of common stock to an outside attorney for services rendered valued at $20,000.
      o 200,000 shares of common stock to a non-employee upon exercise of options at an exercise price of $1.75 per share for an exercise price of $350,000.

Item 4.  Submission of Matters to a Vote of Security Holders

On August 30, 1999, the Company held its annual meeting of stockholders. 30,955,585 shares out of an eligible 32,502,045 shares were represented at the meeting in person or by proxy. The following matters were considered and approved:


o         Eight directors were elected.  The nominees received the following votes
--------------------------- ------------------ ------------------- ------------------- ----------------------
Name                        Votes For          Votes Against       Abstentions         Broker Non-Votes
--------------------------- ------------------ ------------------- ------------------- ----------------------
Barry M. Schechter          30,955,585                 0                    0                    0
--------------------------- ------------------ ------------------- ------------------- ----------------------
Arthur S. Klitofsky         30,955,585                 0                    0                    0
--------------------------- ------------------ ------------------- ------------------- ----------------------
David L. Reese              30,955,585                 0                    0                    0
--------------------------- ------------------ ------------------- ------------------- ----------------------
Donald S. Radcliffe         30,955,585                 0                    0                    0
--------------------------- ------------------ ------------------- ------------------- ----------------------
Ivan M. Epstein             30,955,585                 0                    0                    0
--------------------------- ------------------ ------------------- ------------------- ----------------------
Gerald Rubenstein           30,955,585                 0                    0                    0
--------------------------- ------------------ ------------------- ------------------- ----------------------
Ian Bonner                  30,955,585                 0                    0                    0
--------------------------- ------------------ ------------------- ------------------- ----------------------
Marcel Golding              30,955,585                 0                    0                    0
--------------------------- ------------------ ------------------- ------------------- ----------------------

o A change in the Company's state of incorporation from Nevada to Delaware. The measure passed with 30,955,585 votes for, 0 votes against, 0 abstained and 0 broker non-votes.
o A change in the corporate name to "SVI Systems, Inc." The measure passed with 30,955,585 votes for, 0 votes against, 0 abstained and 0 broker non-votes.
o An increase in the number of shares of common stock authorized from 50,000,000 to 100,000,000. The measure passed with 30,934,285 votes for,
      21,300 votes against, 0 abstained and 0 broker non-votes.
o A reduction of the required quorum at meetings of stockholders from a majority of the outstanding shares to one-third of the outstanding shares. The measure passed with 30,909,285 votes for, 46,300 votes against, 0 abstained and 0 broker non-votes.
o Ratification of the Company's continued engagement of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending March 31, 2000. The measure passed with 30,955,585 votes for, 0 votes against, 0 abstained and 0 broker non-votes.

The Company has not yet effected the reincorporation to Delaware or the other approved amendments to its charter documents.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibits 2.1 through 10.22 of the Form 10-KSB for the fiscal year ended March 31, 1999 are incorporated herein for reference.

         Exhibit          Description
         --------       --------------

          10.23         Amendment to Note, incorporated by reference to
                        exhibit 2.1 of the Form 8-K filed November 1, 1999

          27            Financial Data Schedule

(b)   Reports on Form 8-K

The Company filed a Form 8-K/A on August 16, 1999 attaching financial statements associated with the acquisition of Island Pacific Systems Corporation.

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

                                    SVI Holdings, Inc.
                                    Registrant

                                    /s/ David L. Reese
                                    -------------------------------

Date:  November 12, 1999            David L. Reese
                                    Chief Financial Officer

                                    Signing on behalf of the registrant and as principal financial officer.