Form 10-Q
period 1999-12-31
SVI HOLDINGS INC
filed 2000-02-14
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period and nine months ended December 31, 1999
                                                       -----------------

                         Commission file number 0-23049
                                                -------

                               SVI HOLDINGS, INC.
                               ------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEVADA                                   84-1131608
  -------------------------------        ---------------------------------------
  (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
  INCORPORATION OR ORGANIZATION)

             12707 HIGH BLUFF DRIVE, SUITE 335, SAN DIEGO, CA 92130
             ------------------------------------------------------
           (Address of principal executive offices including ZIP Code)

(Registrant's telephone number, including area code: (858) 481-0103
                                                     --------------

           7979 IVANHOE AVENUE. SUITE 500, LA JOLLA, CALIFORNIA 92037
           ----------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)



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

Common Stock, $0.0001 Par Value - 33,059,587 shares as of January 31, 2000.


================================================================================

                               SVI HOLDINGS, INC.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of December 31, 1999 and
              March 31, 1999.............................................   3

           Consolidated Statements of Operations for Three Months
              Ended December 31, 1999 and 1998...........................   4

           Consolidated Statements of Operations for Nine Months
              Ended December 31, 1999 and 1998...........................   5

           Consolidated Statements of Cash Flows for the nine months
              Ended December 31, 1999 and 1998...........................   6

           Notes to Consolidated Financial Statements....................   7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....  18

PART II.   OTHER INFORMATION.............................................  19

Item 1.    Legal Proceedings.............................................  19

Item 5.    Other Matters.................................................  19

Item 6.    Exhibits and Reports on Form 8-K..............................  19

Signature  ............................................................    20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,       MARCH 31,
                                                                                      1999              1999
                                                                                ---------------   ---------------
                                                                                   (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                   $    1,596,567    $   13,006,153
    Accounts receivable, net                                                         9,756,203         3,310,008
    Other receivables                                                                  792,185         2,994,836
    Note receivable                                                                 13,875,487        13,608,000
    Inventories                                                                        194,243           238,314
    Prepaid expenses and other current assets                                          550,016           183,760
                                                                                ---------------   ---------------
         Total current assets                                                       26,764,701        33,341,071

Property and equipment, net                                                          1,254,188           734,386
Capitalized software, net                                                           34,439,952        14,053,186
Goodwill, net                                                                       23,482,780         4,534,570
Non-compete agreements, net                                                          2,911,560         1,677,112

Deferred tax asset                                                                     772,395           762,910
Other assets                                                                           262,584           175,649
                                                                                ---------------   ---------------

                   Total assets                                                 $   89,888,160    $   55,278,884
                                                                                ===============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                            $    1,021,331    $      345,275
    Accrued expenses                                                                 1,692,234         1,908,105
    Line of credit                                                                   1,069,757           231,876
    Short-term note payable                                                         15,000,000                 -
    Current portion of long-term note payable                                        1,750,000                 -
    Income taxes payable                                                             2,017,819         2,576,151
                                                                                ---------------   ---------------
         Total current liabilities                                                  22,551,141         5,061,407

Note payable                                                                           729,167                 -
Due to stockholder                                                                   1,718,939                 -
Long-term liabilities                                                                        -         2,000,000
Deferred tax liability                                                               9,473,203           805,433
                                                                                ---------------   ---------------
         Total liabilities                                                          34,472,450         7,866,840
                                                                                ---------------   ---------------

Stockholders' equity:
    Preferred Stock, $.0001 par value; 5,000,000 shares authorized;
         none issued and outstanding                                                         -                 -
    Common stock, $.0001 par value; 50,000,000 shares authorized;
         32,928,087 and 29,741,278 shares issued and outstanding                         3,330             2,987
Additional paid in capital                                                          48,229,207        39,435,921
Due from stockholder                                                                  (338,203)                -
Treasury stock, at cost; shares-366,400 and 127,400, respectively                   (3,641,174)         (951,404)
Retained earnings                                                                   11,925,071         9,885,138
Accumulated other comprehensive income                                                (762,521)         (960,598)
                                                                                ---------------   ---------------
         Total stockholders' equity                                                 55,415,710        47,412,044
                                                                                ---------------   ---------------

                   Total liabilities and stockholders' equity                   $   89,888,160    $   55,278,884
                                                                                ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                                      1999             1998
                                                                                ---------------   ---------------
Net sales                                                                       $    7,484,371    $    4,609,054
Cost of sales                                                                        1,910,972         1,518,165
                                                                                ---------------   ---------------
         Gross profit                                                                5,573,399         3,090,889

Research and development                                                             1,931,446                 -
Depreciation and amortization                                                        1,632,882           425,763
Selling, general and administration expenses                                         4,405,934         1,780,341
                                                                                ---------------   ---------------
         Operating income (loss)                                                    (2,396,863)          884,785
                                                                                ---------------   ---------------

Other income (expense):
  Interest income                                                                      272,509           140,889
  Interest expense                                                                    (447,302)          (24,294)
  Gain (loss) on foreign currency transactions                                          97,970           (68,148)
  Other, net                                                                          (159,610)           13,713
                                                                                ---------------   ---------------
         Total other income (expense)                                                 (236,433)           62,160
                                                                                ---------------   ---------------

Income (loss) before provision for income taxes                                     (2,633,296)          946,945

Provision (benefit) for income taxes                                                  (928,715)          343,491
                                                                                ---------------   ---------------
Income (loss) from continuing operations                                            (1,704,581)          603,454

Discontinued operations:
  Income from operations of IBIS Systems Ltd., net of
     applicable income taxes of $165,288                                                     -           724,779
                                                                                ---------------   ---------------

Net income (loss)                                                               $   (1,704,581)   $    1,328,233
                                                                                ===============   ===============

Basic earnings per common share:
  Continuing operations                                                         $        (0.05)   $         0.02
  Discontinued operations                                                                    -              0.03
                                                                                ---------------   ---------------

         Net income (loss)                                                      $        (0.05)   $         0.05
                                                                                ===============   ===============

Diluted earnings per common share:
  Continuing operations                                                         $        (0.05)   $         0.02
  Discontinued operations                                                                    -              0.02
                                                                                ---------------   ---------------

         Net income (loss)                                                      $        (0.05)   $         0.04
                                                                                ===============   ===============

Weighted-average common shares outstanding:
  Basic                                                                             32,555,341        28,618,963
                                                                                ===============   ===============

  Diluted                                                                           32,555,341        32,743,958
                                                                                ===============   ===============


           The accompanying notes are an integral part of these consolidated financial statements.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED DECEMBER 31,
                                                                                      1999             1998
                                                                                ---------------   ---------------
Net sales                                                                       $   32,864,347    $   13,087,064
Cost of sales                                                                        7,231,679         4,067,594
                                                                                ---------------   ---------------
         Gross profit                                                               25,632,668         9,019,470

Research and development                                                             4,661,172                 -
Depreciation and amortization                                                        5,010,197         1,570,543
Selling, general and administration expenses                                        12,384,188         5,300,240
                                                                                ---------------   ---------------
         Operating income (loss)                                                     3,577,111         2,148,687
                                                                                ---------------   ---------------

Other income (expense):
  Interest income                                                                      816,653           482,936
  Interest expense                                                                  (1,003,593)          (66,556)
  Loss on foreign currency transactions                                                   (749)          (62,547)
  Other, net                                                                            27,419           553,476
                                                                                ---------------   ---------------
          Total other income                                                          (160,270)          907,309
                                                                                ---------------   ---------------

Income (loss) before provision for income taxes                                      3,416,841         3,055,996

Provision (benefits) for income taxes                                                1,376,908         1,346,714
                                                                                ---------------   ---------------
Income from continuing operations                                                    2,039,933         1,709,282

Discontinued operations:
  Income from operations of IBIS Systems Ltd., net of
     applicable income taxes of $836,882                                                     -         4,017,047
                                                                                ---------------   ---------------

Net income                                                                      $    2,039,933    $    5,726,329
                                                                                ===============   ===============

Basic earnings per common share:
  Continuing operations                                                         $         0.06    $         0.06
  Discontinued operations                                                                    -              0.14
                                                                                ---------------   ---------------

         Net income                                                             $         0.06    $         0.20
                                                                                ===============   ===============

Diluted earnings per common share:
  Continuing operations                                                         $         0.05    $         0.05
  Discontinued operations                                                                    -              0.13
                                                                                ---------------   ---------------

         Net income                                                             $         0.05    $         0.18
                                                                                ===============   ===============

Weighted-average common shares outstanding:
  Basic                                                                             32,120,916        28,387,094
                                                                                ===============   ===============

  Diluted                                                                           32,681,528        32,284,928
                                                                                ===============   ===============




   The accompanying notes are an integral part of these consolidated financial statements.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 NINE MONTHS ENDED DECEMBER 31,
                                                                                      1999             1998
                                                                                ---------------   ---------------
Cash flows from operating activities:
  Net income                                                                    $    2,039,933    $    5,726,329
  Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Depreciation and amortization                                                   5,010,197         2,109,015
     Stock-based compensation                                                                -           400,277
     Loss on foreign currency transactions                                                 749                 -
     Changes in deferred taxes                                                        (141,715)         (249,347)
     Loss on sale of fixed assets                                                       15,517             9,991
  Changes in assets and liabilities:
     Accounts receivable and other receivables                                      (4,923,173)       (3,455,772)
     Inventories                                                                        44,071           150,995
     Prepaid expenses and other assets                                                (168,080)         (441,608)
     Accounts payable and accrued expenses                                          (3,228,019)       (3,000,041)
     Income tax payable                                                               (558,332)          319,696
                                                                                ---------------   ---------------
Net cash provided by (used for) operating activities                                (1,908,852)        1,569,535
                                                                                ---------------   ---------------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                               (33,697,748)       (2,103,292)
  Purchase of furniture and equipment                                                 (333,968)         (572,411)
  Increase in note receivable                                                         (623,257)                -
  Proceeds from sale of fixed assets                                                         -            67,197
  Capitalized software development costs                                            (1,326,492)       (2,201,881)
  Loan to affiliate                                                                                   (5,301,201)
                                                                                ---------------   ---------------
Net cash used for investing activities                                             (35,981,465)      (10,111,588)
                                                                                ---------------   ---------------

Cash flows from financing activities:
  Issuance of common stock                                                           5,829,441           188,048
  Increase (decrease) in amount due to stockholders, net                             1,718,939           (14,552)
  Purchased treasury stock                                                                   -          (666,904)
  Proceeds from line of credit (net)                                                 1,082,581                 -
  Proceeds from notes payable (net)                                                 17,861,150                 -
                                                                                ---------------   ---------------
Net cash provided by financing activities                                           26,492,111          (493,408)
                                                                                ---------------   ---------------

Effect of exchange rate changes on cash                                                (11,380)         (277,382)
                                                                                ---------------   ---------------

  Net decrease in cash and cash equivalents                                        (11,409,586)       (9,312,843)
Cash and cash equivalents, beginning of period                                      13,006,153        14,468,578
                                                                                ---------------   ---------------

Cash and cash equivalents, end of period                                        $    1,596,567    $    5,155,735
                                                                                ===============   ===============

Supplemental disclosure of cash flow information:
  Interest paid                                                                 $      921,543    $       93,948
  Income taxes paid                                                             $    2,158,814    $    2,005,439
Supplemental schedule of non-cash investing and financing activities:
  Received 178,500 treasury shares in connection with
     the sale of IBIS                                                           $    2,142,000    $            -
  Received 12,500 treasury shares for exercise price of options                 $      150,000    $            -


  Issued  55,000 and 52,000, respectively,  shares of common stock in connection
     with the acquisition of Todds of Lincoln.                                  $      402,182    $      208,000
  Acquired Triple-S Limited by incurring a short-term liability                 $            -    $      429,208
  Issued 165,000 and 250,000, respectively, shares of common stock in
     connection with the acquisition of Applied Retail Solutions, Inc.          $    2,000,000    $    1,000,000
  Received 45,000 shares in payment of interest due on note receivable          $      355,770    $            -



                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - ORGANIZATION AND BASIS OF PREPARATION

The accompanying consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries (collectively, the "Company"). The consolidated financial statements reflect all adjustments of a normal recurring nature, which are in the opinion of management necessary for a fair presentation of the results of the interim periods presented.

Beginning with reports for the quarter ended June 30, 1999, the Company has voluntarily elected to file its financial statements in accordance with Regulation S-X promulgated by the Securities and Exchange Commission instead of Rule 310 of Regulation S-B promulgated by the Securities and Exchange Commission.

Certain amounts in the prior periods have been reclassified to conform to the presentation for three and nine months ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting policies followed by the Company are described in the notes to the financial statements in its Annual Report on Form 10-KSB for the year ended March 31, 1999. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-KSB for the year ended March 31, 1999.

The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE B - ACQUISITIONS AND RELATED PARTIES

Effective April 1, 1999, the Company acquired Island Pacific Systems Corporation ("Island Pacific"), a California corporation, for $35 million cash. The Company also entered into three-year non-compete agreements with some of Island Pacific's principals. The acquisition was funded by cash on hand; cash acquired from the sale of IBIS Systems Pty. Ltd. ("IBIS"); approximately $4 million paid by the majority stockholder upon exercise of options; a $2.3 million loan from a major stockholder, with no stated maturity date and with interest at prime rate; and two bank loans. The first bank loan is in the amount of $15 million, with interest-only payments at the bank's prime rate plus .25% until March 2000 and convertible thereafter to a fully-amortizing two-year loan. The second loan is in the amount of $3.5 million and is a fully amortizing two-year loan with interest at the bank's prime rate plus .50%. Island Pacific, founded in 1977, is based in Irvine, California, and develops and markets retail industry merchandising and management software systems. Island Pacific's software automates the full scope of a retailer's operations from inventory planning and purchasing through distribution and final sale of goods. Island Pacific's products have been licensed to over 245 clients worldwide.

The Company is in the process of determining the appropriate values to be assigned to the assets acquired and liabilities assumed in the acquisition of Island Pacific. Accordingly, the Company's estimates of these values are subject to revision upon the completion of the Company's evaluation which may result in an adjustment to the current values assigned to such assets and liabilities.

The following unaudited pro forma consolidated results of continuing operations for the quarter and nine months ended December 31, 1998 assume the Island Pacific acquisition occurred as of April 1, 1998. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

                                     Three months ended      Nine months ended

                                                 December 31, 1998
                                     -----------------------------------------
Total revenues                       $      8,464,409        $     25,280,256
Net income                           $       (970,394)       $       (324,268)

Basic earnings per share             $         ( 0.03)       $          (0.01)
Diluted earnings per share           $         ( 0.03)       $          (0.01)


NOTE C - DISCONTINUED OPERATIONS

Effective January 1, 1999, the Company sold its IBIS subsidiary for cash proceeds of $2,250,000, surrender of Company common stock valued at $2,142,000 and a note receivable of $13,608,000. The sale, which was recorded in the year ended March 31, 1999, resulted in a gain of $274,055, net of applicable income taxes of $753,043. Accordingly, the results of operations of IBIS for the three months and nine months ended December 31, 1998 are restated as discontinued operations. See Note F for further discussion.


NOTE D - TREASURY STOCK

During the nine months ended December 31, 1999, the Company acquired 178,500 shares of its common stock in connection with the sale of IBIS. The transaction was recorded using the cost method. During the three months ended December 31, 1999, the Company acquired 45,000 shares of Company common stock surrendered in payment of interest due on the IBIS note receivable. As of December 31, 1999, the Company holds in treasury 366,400 shares of its common stock.


NOTE E - REPORTING COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income and its components in accordance with SFAS 130. The accumulated balance of other comprehensive income is disclosed as a separate component of stockholders' equity.

For the three months and nine months ended December 31, 1999 and 1998, comprehensive income consisted of:

                                                          THREE MONTHS ENDED DECEMBER 31,       NINE MONTHS ENDED DECEMBER 31,
                                                             1999               1998               1999                1998
                                                        ---------------    ---------------    ---------------    ---------------
                                                                   (unaudited)                           (unaudited)
Net income                                              $   (1,704,581)    $    1,328,233     $    2,039,933     $    5,726,329
Other comprehensive income (loss):
  Translation adjustment                                       (59,561)           147,788            197,937           (277,383)
                                                        ---------------    ---------------    ---------------    ---------------
Comprehensive income                                    $   (1,764,002)    $    1,476,021     $    2,237,870     $    5,448,946
                                                        ===============    ===============    ===============    ===============

NOTE F - SUBSEQUENT EVENT

On January 18, 2000, the Company amended the promissory note and related agreements received in connection with the sale of IBIS. The due date of the note has been extended to May 15, 2000, and the note is now secured by 3,840,000 shares of the common stock of Integrity Holdings, Ltd. ("Integrity") instead of all of the shares of IBIS. The Company also obtained the right to convert all or a portion of the outstanding balance of the note into shares of Integrity valued at $5.00 per share.

On January 13, 2000, Softline exercised outstanding options to purchase shares of the Company's common stock for a net exercise price of $650,000.

NOTE G - EARNINGS PER SHARE

Earnings per share for the three months and nine months ended December 31, 1999 and 1998 were as follows:

                                                          THREE MONTHS ENDED DECEMBER 31,       NINE MONTHS ENDED DECEMBER 31,
                                                             1999               1998               1999                1998
                                                        ---------------    ---------------    ---------------    ---------------
                                                                   (unaudited)                           (unaudited)
BASIC EARNINGS PER SHARE
  Continuing operations                                 $   (1,704,581)    $      603,454     $    2,039,933     $    1,709,282
  Discontinued operations                                            -            724,779                  -          4,017,047
                                                        ---------------    ---------------    ---------------    ---------------
                                                        $   (1,704,581)    $    1,328,233     $    2,039,933     $    5,726,329
                                                        ===============    ===============    ===============    ===============

  Weighted average number of common shares                  32,555,341         28,618,963         32,120,916         28,387,094
                                                        ===============    ===============    ===============    ===============

  Per share
     Continuing operations                              $        (0.05)    $         0.02     $         0.06     $         0.06
     Discontinued operations                                         -               0.03                  -               0.14
                                                        ---------------    ---------------    ---------------    ---------------
         Net income                                     $        (0.05)    $         0.05     $         0.06     $         0.20
                                                        ===============    ===============    ===============    ===============

DILUTED EARNINGS PER SHARE
  Continuing operations                                 $   (1,704,581)    $      603,454     $    2,039,933     $    1,709,282
  Discontinued operations                                            -            724,779                  -          4,017,047
                                                        ---------------    ---------------    ---------------    ---------------
  Net income                                            $   (1,704,581)    $    1,328,233     $    2,039,933     $    5,726,329
                                                        ===============    ===============    ===============    ===============

  Weighted average number of common and
   Common equivalent shares assuming
   issuance of all dilutive contingent shares:
     Common stock                                           32,555,341         28,618,963         32,120,916         28,387,094
     Stock options                                                   -          4,124,995          3,560,612          3,897,834
                                                        ---------------    ---------------    ---------------    ---------------
         Total                                              32,555,341         32,743,958         35,681,528         32,284,928
                                                        ===============    ===============    ===============    ===============

  Per share
     Continuing operations                              $        (0.05)    $         0.02     $         0.05     $         0.05
     Discontinued operations                                         -               0.02                  -               0.13
                                                        ---------------    ---------------    ---------------    ---------------
         Net income                                     $        (0.05)    $         0.04     $         0.05     $         0.18
                                                        ===============    ===============    ===============    ===============

NOTE H - BUSINESS SEGMENTS AND GEOGRAPHIC DATA

The Company provides global enterprise software solutions for the retail industry. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company considers its business to consist of one reportable operating segment.

The Company operates in four countries, the United States, Australia, South Africa and the United Kingdom. The significant increase in United States and United Kingdom based revenue results from the acquisition of Island Pacific, effective April 1, 1999, and Applied Retail Solutions, Inc., effective July 1, 1998. Both acquired entities are based in California. The following is a summary of local operations by geographic area:

                                                          THREE MONTHS ENDED DECEMBER 31,       NINE MONTHS ENDED DECEMBER 31,
                                                             1999               1998               1999                1998
                                                        ---------------    ---------------    ---------------    ---------------
                                                                   (unaudited)                           (unaudited)
Revenues:
  United States                                         $    4,626,664     $    1,516,483     $   17,995,974     $    2,922,760
  Australia                                                  2,271,717          3,030,712         10,942,865          9,948,852
  United Kingdom                                               585,990             61,859          2,834,770            215,452
  United Kingdom
     (discontinued operations)                                       -          4,284,791                  -         12,402,521
  South Africa                                                       -                  -          1,090,738                  -
                                                        ---------------    ---------------    ---------------    ---------------
         Total revenues                                 $    7,484,371     $    8,918,301     $   32,864,347     $   25,489,585
                                                        ===============    ===============    ===============    ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: All dollar amounts in this discussion other than earnings per share are rounded to the nearest thousand.

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

The Company is a holding company and operates solely through its wholly-owned subsidiaries. The Company has four major operating subsidiaries as follows:

     o   Island Pacific Systems Corporation ("Island Pacific").
     o   Divergent Technologies Pty. Ltd. ("Divergent").
     o   Applied Retail Solutions, Inc. ("ARS").
     o   SVI Training Products, Inc. ("SVI Training").

ISLAND PACIFIC ACQUISITION

Effective April 1, 1999, the Company acquired all of the outstanding shares of Island Pacific. Island Pacific, founded in 1977, is based in Irvine, California, and develops and markets retail industry merchandising and management software systems primarily in United States and the United Kingdom. The Company paid the purchase price of $35 million cash using cash on hand; cash acquired from sale of IBIS Systems Pty. Ltd. ("IBIS"); approximately $4 million paid by Softline Limited ("Softline"), the Company's majority stockholder, upon exercise of options; a $2.3 million loan from Claudav Holdings Ltd., B.V., a major stockholder; and two bank loans. The bank loans are secured by certain shares of the Company's subsidiaries. The first bank loan is in the amount of $15 million. This loan requires interest only payments until March 2000, and the Company then has an option to convert the loan to a fully-amortizing two-year loan. The second bank loan is in the amount of $3.5 million and is fully amortizing over two years. The secured loans bear interest at the bank's prime rate plus .25% and .50%, respectively.

DISCONTINUED OPERATIONS

Effective January 1, 1999, the Company sold its IBIS subsidiary for cash proceeds of $2,250,000, surrender of Company common stock valued at $2,142,000 and a note receivable of $13,608,000. The sale resulted in a gain of $274,000, net of applicable income taxes of $753,000, which was recorded in the year ended March 31, 1999. Accordingly, the operating results of IBIS for the three months and nine months ended December 31, 1998 are restated as discontinued operations.

SALE OF TRIPLE-S COMPUTERS PTY. LTD.

Effective October 1, 1999, the Company sold its Triple-S Computers Pty. Ltd. subsidiary ("Triple-S") to Softline. Triple-S develops and installs retail point of sale systems throughout Southern Africa. Softline agreed to transfer 64,341 shares of the Company's common stock valued at the October 1, 1999 closing price of $8.50 per share as consideration for the acquisition. The disposition of Triple-S was not material to the financial position or results of operations of the Company.

FORWARD-LOOKING STATEMENTS

Certain statements in this report which are not historical facts are forward-looking statements. Forward looking statements include, but are not limited to, all statements about the Company's expectations of results in future periods. All forward-looking statements in this report involve risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include the effects on results of operations of the acquisition of Island Pacific, the effects of the Company's efforts to integrate operations and development efforts of its subsidiaries, demand for the Company's existing and future retail software products, the performance by the purchaser of IBIS under the terms of the promissory note given to the Company, or in the absence of performance, the value and the liquidity of the security for such note, the availability of capital when needed on terms and conditions acceptable to the Company, competition, technological developments, and other risk factors identified from time to time in filings with the Commission. The Company urges investors to review the "Risk Factors" set forth in the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1999. The Company undertakes no obligation to release publicly any revisions to forward-looking statements to reflect events or circumstances after the date of this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

The following table sets forth for the three months ended December 31, 1999 and December 31, 1998, the relative percentages that certain income and expense items bear to net sales:

                                                                            Three months ended December 31,
                                                        ------------------------------------------------------------------------
                                                                       1999                                 1998
                                                             Amount          Percentage            Amount          Percentage
                                                        ---------------    ---------------    ---------------    ---------------
                                                                                      (unaudited)
Net sales                                               $    7,484,000                100%    $    4,609,000                100%
Cost of sales                                                1,911,000                 26%         1,518,000                 33%
                                                        ---------------    ---------------    ---------------    ---------------
  Gross profit                                               5,573,000                 74%         3,091,000                 67%

Research and development                                     1,931,000                 26%                 -                  0%
Selling, general and administrative expenses                 4,406,000                 59%         1,780,000                 39%
Other income                                                   211,000                  3%            86,000                  2%
                                                        ---------------    ---------------    ---------------    ---------------

  Income before interest expense, income taxes,
     Depreciation and amortization                            (553,000)                -7%         1,397,000                 30%
Interest expense                                               447,000                  6%            24,000                  1%
Depreciation and amortization                                1,633,000                 22%           426,000                  9%
                                                        ---------------    ---------------    ---------------    ---------------
  Income (loss) before provision for income taxes           (2,633,000)               -35%           947,000                 21%
Provision (benefit) for income taxes                          (928,000)                12%           344,000                  7%
                                                        ---------------    ---------------    ---------------    ---------------
  Income (loss) from continuing operations                  (1,705,000)               -23%           603,000                 13%

Discontinued operations
  Income from operations of IBIS Systems Ltd.,
     Net of applicable income taxes of $165,000                      -            725,000
                                                        ---------------    ---------------
Net income (loss)                                       $   (1,705,000)    $    1,328,000
                                                        ===============    ===============

Basic earnings per share:
  Continuing operations                                 $        (0.05)    $         0.02
  Discontinued operations                                           -                0.03
                                                        ---------------    ---------------
                 Net income (loss)                      $        (0.05)    $         0.05
                                                        ===============    ===============
Diluted earnings per share:
    Continuing operations                               $        (0.05)    $         0.02
    Discontinued operations                                           -              0.02
                                                        ---------------    ---------------
                 Net income (loss)                      $        (0.05)    $         0.04
                                                        ===============    ===============

NET SALES

Net sales from continuing operations increased from $4,609,000 to $7,484,000 for the comparative quarters ended December 31, 1998 and 1999, respectively. This increase of $2,875,000 or 62% consists primarily of the inclusion in net sales of $3,427,000 contributed from Island Pacific, a decrease of $783,000 in net sales from Divergent, and an increase in net sales from SVI Training of $113,000.

Net sales for the third quarter were significantly less than net sales in the prior two quarters of fiscal 2000. The principal reasons for this decline were:

     o Typical seasonal slowing in the retail systems industry due to retailers' focus on the holiday shopping season.
     o A reluctance of many customers to purchase new systems or make major modifications to old systems prior to January 1, 2000, so as to avoid potential Year 2000 problems (see "Year 2000 Readiness Disclosure" below).

COST OF SALES

Cost of sales for the quarters ended December 31, 1999 and 1998 were $1,911,000 and $1,518,000, respectively. The increase of $393,000 or 26% resulted from increases in related net sales.

GROSS PROFIT

Gross profit increased to $5,573,000 for the quarter ended December 31, 1999 from $3,091,000 for the quarter ended December 31, 1998. Gross profit as a percentage of net sales increased from 67% to 74% over the comparative periods. This increase in gross profit percentage resulted from a decline in lower margin hardware-related sales. Gross profit for the 1998 period does not include the IBIS discontinued operations.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended December 31, 1999 were $1,931,000 or 26% of net sales. There were no research and development expenses in the comparative 1998 period. The Company has commenced an active research and development program to enhance its current products and to develop new retail software products. A significant portion of these expenses during the third quarter were related to development of a comprehensive suite of electronic commerce products, which are expected to be introduced late in the fourth quarter of fiscal 2000 and throughout fiscal year 2001. The Company expects research and development expenses to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 1999 were $4,406,000 compared to $1,780,000 for the same period ended December 31, 1998. This increase of $2,626,000 or 147% resulted from the addition of Island Pacific operational expenses. The increase in selling, general and administrative expenses was greater than the corresponding increase in net sales, causing the percentage of net sales represented by these expenses to increase from 39% to 59% of net sales for the three month periods ended December 31, 1998 and December 31, 1999.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $1,633,000 for the quarter ended December 31, 1999 from $426,000 for the quarter ended December 31, 1998. This increase of $1,207,000 or 284% is primarily related to the acquisition of Island Pacific on April 1, 1999. This acquisition resulted in significant additions to capitalized software and goodwill.

INTEREST INCOME AND EXPENSE

Interest expense was $447,000 and $24,000 for the quarters ended December 31, 1999 and 1998, respectively. The increase was due to interest paid or accrued on the loans obtained in connection with the acquisition of Island Pacific. Interest income was $273,000 for the quarter ended December 31, 1999 compared to $141,000 for the quarter ended December 31, 1998. Interest income during the 1999 period consisted primarily of interest earned on the note payable from the purchaser of IBIS. Interest income during the 1998 period consisted primarily of interest earned from cash on hand.

NET INCOME

The Company reports a consolidated net loss of $1,705,000 for the quarter ended December 31, 1999 versus a net income of $1,328,000 for the comparative quarter ended December 31, 1998. Net income from the 1998 period includes $725,000 from discontinued operations. Excluding discontinued operations, the net income for the quarter ended December 31,1999 would have been $603,000. The changes in net income are due to the following:

     o   Decrease of $670,000 in net income from Divergent.
     o   Decrease of  $479,000 in net income from ARS.
     o   Increase of $106,000 in net income from SVI Training.
     o Net loss of $1,148,000 from Island Pacific, which was acquired April 1, 1999.
     o   Increase in research and development expenses.
     o   Increase in amortization of software technology and goodwill.

The decreases in net income in Divergent and ARS, and the net loss from Island Pacific, were caused by decreased sales in all of these divisions. The Company believes these decreases were primarily due to major retailers' reluctance to adopt new systems or major modifications prior to determining the actual impact of Year 2000 problems. See "Year 2000 Readiness Disclosure" below.

BASIC EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 1999 and 1998 were ($0.05) and $0.05 per share, respectively. The basic earnings per share for the three months ended December 31, 1998 included $0.03 per share of income from discontinued operations.

DILUTED EARNINGS PER SHARE

Diluted earnings per share for the three months ended December 31, 1999 and 1998 were ($0.05) and $0.04 per share, respectively. The quarter ended December 31, 1998 diluted earnings per share included $0.02 per share of income from discontinued operations.

NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

The following table sets forth for the nine months ended December 31, 1999 and December 31, 1998, the relative percentages that certain income and expense items bear to net sales:

                                                                            Nine months ended December 31,
                                                        ------------------------------------------------------------------------
                                                                       1999                                 1998
                                                             Amount          Percentage            Amount          Percentage
                                                        ---------------    ---------------    ---------------    ---------------
                                                                                      (unaudited)
Net sales                                               $   32,864,000                100%    $   13,087,000                100%
Cost of sales                                                7,231,000                 22%         4,068,000                 31%
                                                        ---------------    ---------------    ---------------    ---------------
  Gross profit                                              25,633,000                 78%         9,019,000                 69%


Research and development                                     4,661,000                 14%                 -                  0%
Selling, general and administrative expenses                12,384,000                 38%         5,300,000                 40%
Other income                                                   843,000                  3%           974,000                  7%
                                                        ---------------    ---------------    ---------------    ---------------

  Income before interest expense, income taxes,
     depreciation and amortization                           9,431,000                 29%         4,693,000                 36%
Interest expense                                             1,004,000                  3%            67,000                  1%
Depreciation and amortization                                5,010,000                 15%         1,570,000                 12%
                                                        ---------------    ---------------    ---------------    ---------------
  Income before provision for income taxes                   3,417,000                 10%         3,056,000                 23%
Provision for income taxes                                   1,377,000                  4%         1,347,000                 10%
                                                        ---------------    ---------------    ---------------    ---------------
  Income from continuing operations                          2,040,000                  6%         1,709,000                 13%

Discontinued operations
  Income from operations of IBIS Systems Ltd.,
     net of applicable income taxes of $837,000                      -          4,017,000
                                                        ---------------    ---------------
Net income                                              $    2,040,000     $    5,726,000
                                                        ===============    ===============

Basic earnings per share:
  Continuing operations                                 $         0.06     $         0.06
  Discontinued operations                                            -               0.14
                                                        ---------------    ---------------
          Net income                                    $         0.06     $         0.20
                                                        ===============    ===============

Diluted earnings per share:
  Continuing operations                                 $         0.05     $         0.05
  Discontinued operations                                            -               0.13
                                                        ---------------    ---------------
         Net income                                     $         0.05     $         0.18
                                                        ===============    ===============

NET SALES

Net sales from continuing operations for the nine months ended December 31, 1999 increased by $19,777,000 or 151% to $32,864,000 from $13,087,000 for the comparable period ended December 31, 1998. The increase is due to the following:

     o   Inclusion in net sales of $14,942,000 from Island Pacific.
     o Increase of $2,620,000 in net sales of ARS, approximately $1,572,000 of which represents ARS net sales in the quarter ended June 30, 1999. The Company acquired ARS during the second quarter of fiscal 1999, so no net sales from ARS are included in the quarter ended June 30, 1998.
     o Increase of $2,085,000 in net sales from Divergent. The increase was offset by a reduction in net sales due to the completion of several large contracts during the first quarter of fiscal 1999.

COST OF SALES

Cost of sales for the nine months ended December 31, 1999 increased $3,164,000 or 78% to $7,232,000 from $4,068,000 for the comparable period in 1998. The increase was caused by increased net sales.

GROSS PROFIT

Gross profit for the nine months ended December 31, 1999 increased to $25,633,000 from $9,019,000 for the comparative nine months ended December 31, 1998. Gross profit as a percentage of net sales increased from 69% to 78% over the comparable periods. This increase is due to a decline in lower margin hardware-related sales. Gross profit for the 1998 period does not include the IBIS discontinued operations.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the nine months ended December 31, 1999 were $4,661,000 or 14% of net sales. There were no research and development expenses in the comparative 1998 period. The Company has commenced an active research and development program to enhance its current products and develop new retail software products to meet an expanding range of customer demands, including the development of electronic commerce products. The Company expects research and development expenses to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $7,084,000 or 134% to $12,384,188 for the nine months ended December 31, 1999, from $5,300,000 for the same period in the prior year. Selling, general and administrative expenses for the nine month periods decreased slightly as a percentage of net sales, from 40% in the 1998 period to 38% in the 1999 period. This decrease reflects increasing economies of scale from increased operations, offset by the decrease in net sales during the quarter ended December 31, 1999.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the nine months ended December 31, 1999 and 1998 were $5,010,000 and $1,570,000, respectively. This increase of $3,440,000 or 219% is due to the acquisition of goodwill and capitalized software from Island Pacific and ARS.

INTEREST INCOME AND EXPENSE

For the nine month periods ended December 31, 1999 and December 31, 1998, interest expense was $1,004,000 and $67,000, respectively. This increase was due to the loans obtained to acquire Island Pacific. Interest income during the nine months ended December 31, 1999 was $817,000 compared to $483,000 for the nine months ended December 31, 1998. Approximately 87% of the interest income during the nine months ended December 31, 1999 consisted of income from the note payable from the purchaser of IBIS.

NET INCOME

The Company reports consolidated net income of $2,040,000 and $5,726,000 for the nine months ended December 31, 1999 and 1998, respectively. Net income from the 1998 period includes $4,017,000 from discontinued operations. Excluding the discontinued operations, the net income for the nine months ended December 31, 1998 would have been $1,709,000. The changes in net income are due to the following:

     o Inclusion of net loss of $369,000 from Island Pacific, which was acquired April 1, 1999.
     o   Increase of $794,000 in net income from Divergent.
     o   Absence of IBIS net income in the 1999 period.
     o   Decrease of $649,000 in net income from ARS.

BASIC EARNINGS PER SHARE

Basic earnings per share for the nine months ended December 31, 1999 and 1998 were $0.06 and $0.20 per share, respectively. The basic earnings per share for the nine months ended December 31, 1998 included $0.14 per share of income from discontinued operations.

DILUTED EARNINGS PER SHARE

Diluted earnings per share for the nine months ended December 31, 1999 and 1998 were $0.05 and $0.18 per share, respectively. The nine months ended December 31, 1998 diluted earnings per share included $0.13 per share of income from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Since March 31, 1999, the Company has financed its operations using internally generated cash, proceeds from the sale of IBIS, proceeds from the exercise of options, bank loans, a loan from a stockholder, and a line of credit. At December 31, 1999, the Company had cash and cash equivalents of $1,597,000, a decrease of $11,409,000 from $13,006,000 of cash and cash equivalents at March 31, 1999. The largest factor contributing to this decrease was the acquisition of Island Pacific for a net cash purchase price of $33,698,000. The Company paid approximately $12,873,000 of the purchase price using cash on hand and financed the remainder of the purchase price with loans. See "Island Pacific Acquisition above." The Company has $3,900,000 of credit lines to support working capital requirements. As of January 23, 2000, the outstanding balance on these lines is $3,400,000. The Company has been using operating income and cash received from the exercise of options to discharge the payments due on the bank loans and lines of credit. Other than cash and cash equivalents and the unused portion of the line of credit, the Company has no material unused sources of liquid assets.

OPERATING ACTIVITIES

Cash used for operating activities during the nine months ended December 31, 1999 was $1,909,000 consisting primarily of the following:

     o   Income tax payments of $2,159,000.
     o   Increase in accounts receivables of $4,923,000.
     o   Decrease in accounts payable and accrued expenses of $3,228,000.

     offset by pre-tax income of $8,427,000 including non-cash expenses of $5,010,000 for depreciation and amortization.

Accounts receivable increased from $3,310,000 at March 31, 1999 to $9,756,000, due to the following factors:

     o Inclusion of Island Pacific accounts receivable of $2,311,000 at December 31, 1999. Island Pacific was acquired on April 1, 1999.
     o Increase of $4,017,000 in Divergent accounts receivable. The increase is primarily due to the non-recurring sale of technology rights in the second quarter.
     o Increase of $402,000 in ARS accounts receivable due to an increase in sales since March 31, 1999.

INVESTING ACTIVITIES

Cash used for investing activities during the nine months ended December 31, 1999 was $35,984,000 consisting primarily of the net cash purchase price of $33,698,000 for Island Pacific ($35,000,000 purchase price less $1,302,000 cash acquired) and capitalized software development costs of $1,326,000.

FINANCING ACTIVITIES

Cash provided by financing activities during the nine months ended December 31, 1999 was $26,492,000 consisting primarily of the following:

     o   Issuance of stock for total proceeds of $5,829,000.
     o A loan from a stockholder in the net amount of $1,719,000 used for the purchase of Island Pacific.
     o   Proceeds from the line of credit of $1,083,000.
     o Bank loans in the total amount of $18,500,000, reduced by $1,021,000 in principal payments.

The Company has no material financial commitments other than the bank loans and operating leases. The Company expects to increase expenditures for development of new retail software products, especially e-commerce products. Capital requirements in any particular period will depend on the timing of these expenditures.

RECENT EVENTS

On January 13, 2000, Softline exercised outstanding options to purchase shares of the Company's common stock for a net exercise price of $650,000.

The promissory note of Kielduff Investments Limited ("Kielduff") due to the Company in connection with the sale of IBIS was originally due October 1, 1999. The note was secured by all of the outstanding stock of IBIS. During the third quarter, Kielduff requested an extension of the maturity date on the note as it had not completed a planned reorganization to provide the funds necessary to retire the note. The Company agreed to extend the due date on the note to February 15, 2000. In January 2000, Kielduff advised the Company that it wished to proceed with its planned reorganization, although the reorganization would take longer than originally projected and the reorganization would not generate sufficient cash to repay the note by February 15, 2000.

After considering its alternatives, the Company determined to further amend the terms of the note and the related agreements. The Company agreed to extend the due date of the note to May 15, 2000. The Company further consented as a part of the planned reorganization by Kielduff to Kielduff's transfer of the IBIS stock to a wholly-owned subsidiary of Integrity Holdings, Ltd. ("Integrity"). The common stock of Integrity currently trades on the inter-dealer network under the symbol "INTY" with prices quoted in the National Quotation Bureau Pink Sheets. The market for Integrity shares (Pre-reorganization) has been limited. Kielduff received in consideration for such transfer 3,840,000 shares of Integrity common stock (the "Integrity Shares"). The Company took a 100% security interest in the Integrity Shares as a substitution of collateral securing the note. The Company also obtained the right to convert all or any portion of the unpaid indebtedness under the note to Integrity Shares valued at $5.00 per share.

If the Company obtains some or all of the Integrity Shares through conversion of the note, the shares will be restricted securities and may not be resold absent an effective registration statement for the sale of such shares, or an available exemption from registration. The Company therefore obtained demand and "piggyback" registration rights for the Integrity Shares in a separate agreement with Integrity. While the Company may demand that Integrity file a resale registration statement at any time, the Company cannot determine when or if such a registration statement may be declared effective by the Securities and Exchange Commission. The current trading volume in Integrity common stock is not sufficient to support a sale of all of the Integrity Shares on the open market within a short time. The Company anticipates that if it acquires such shares, it will sell them over time on the open market or enter into an underwriting agreement for the coordinated sale of such shares. The Company has no arrangements for an underwriting of the Integrity Shares at this time.

The current balance payable to the Company on the Kielduff note is $13,608,000. The Company accepted 45,000 shares of its common stock in October 1999 in satisfaction of $355,770 in accrued interest through October 1, 1999. The remainder of the interest on the note accrues until the due date of May 15, 2000 or earlier conversion. The Company considers it unlikely that it will achieve significant liquidity from the Kielduff note or the option to convert that note to Integrity Shares prior to the May 15, 2000 due date, and the Company cannot accurately determine when it will obtain liquidity from such note or the Integrity Shares.

The Company intended to use the proceeds of the Kielduff note to retire one of the bank loans in the amount of $15,000,000 obtained in connection with the acquisition of Island Pacific. This loan originally required interest only payments of approximately $110,000 per month until December 1999, after which the Company had an option to convert the loan to a two year amortizing term loan. The bank agreed to extend the conversion date to March 2000. Principal and interest payments on the converted loan will be approximately $680,000 per month.

FUTURE CAPITAL REQUIREMENTS

The Company has, at this time, sufficient cash or sources of cash to meet its current and anticipated needs for the next twelve months. However, the additional extension granted to Kielduff has strained the Company's cash reserves. Accordingly, the Company is aggressively pursuing various strategies for raising capital to meet actual and potential capital needs for the next twelve months. Strategies being considered include further bank loans, a private placement of securities and/or a capital infusion from Softline. The Company has no current commitments for funding, and there is no guarantee that funding will be available when needed, or on terms and conditions acceptable to the Company. The Company believes the bank will further restructure payment obligations on the bank loans if the Company is not able to raise significant funds prior to March 2000, although there is no binding commitment from the bank to that effect. Failure to obtain funding when needed could strain farther the cash resources of the Company. If the Company is unable to raise sufficient capital to meet it needs, it would likely reduce or eliminate new product research and development, reallocate uses of cash and/or curtail certain activities. Any of these actions could have a negative effect on results of operations.

YEAR 2000 READINESS DISCLOSURE

The Company completed its Year 2000 program in November 1999, and maintained response teams on call 24 hours a day from December 31, 1999 through January 5, 2000. These teams received calls relating to very limited and minor problems.]

As of February 3, 2000, the Company's products, computing and communications infrastructure systems have operated without Year 2000 related problems and appear to be Year 2000 ready. The Company is not aware that any of its major customers or third party suppliers have experienced significant Year 2000 related problems.

The Company believes all its critical systems are Year 2000 ready. However, there is no guarantee that the Company has discovered all possible failure points. Specific factors contributing to this uncertainty include a potential for problems deriving from the leap year day of February 29, 2000, failure to identify all systems which might have experienced problems, non-compliant third parties whose systems and operations impact the Company, and other similar uncertainties.

The Company's Year 2000 contingency plans are complete and will be implemented if required. The Company will address any Year 2000 problems experienced by the Company's customers through its normal maintenance and warranty procedures.

To date, the Company estimates Year 2000 compliance costs totaled $257,000. The funding for these costs came from working capital. These costs did not have a material adverse effect on results of operations.

The Company believes that customer anticipation of Year 2000 problems led to decreased sales of new retail software systems and major modifications during the months leading up to January 1, 2000, and negatively impacted results of operations during those months. The Company believes that many customers and potential customers who delayed purchasing new systems or major upgrades will consider doing so in the year 2000, and that sales will therefore increase. However, there is no guarantee that this will occur. Specific factors contributing to this uncertainty include the actual Year 2000 readiness of customers and potential customers, demand for new retail systems and major upgrades, and competition from suppliers of competing products.


ITEM 3.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT
         MARKET RISK.

Not applicable due to Instruction 1. of Item 305(c) of Regulation S-K.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 5.  OTHER MATTERS

STOCKHOLDER PROPOSALS FOR 2000 ANNUAL MEETING

The deadline for submitting a stockholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 2000 annual meeting pursuant to Rule 14a-8 of the Securities and Exchange Commission is April 8, 2000. Unless a stockholder who wishes to bring a matter before the stockholders at the Company's 2000 annual meeting notifies the Company of such matter prior to June 22, 2000, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits 2.1 through 10.22 of the Form 10-KSB for the fiscal year ended March 31, 1999 are incorporated herein by reference.

      Exhibit                Description
      -------                -----------

       10.23                 Amendment to Note, incorporated by reference to
                             exhibit 2.1 of the Form 8-K filed November 1, 1999

       10.24 Agreement and Amendment to Note, Pledge Agreement and Settlement and Release Agreement (enclosed herewith)

       10.25                 Registration Rights Agreement (enclosed herewith)

       27                    Financial Data Schedule

(b) Reports on Form 8-K

The Company filed a Form 8-K/A on November 16, 1999 attaching amended financial statements associated with the acquisition of Island Pacific Systems Corporation.

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SVI Holdings, Inc.
                                              Registrant


                                              /s/ David L. Reese
                                              -------------------------------
                                                  David L. Reese
Date: February 14, 2000                           Chief Financial Officer

                                                  Signing on behalf of the
                                                  registrant and as principal
                                                  financial officer.