Form 10-Q/A
period 1999-06-30
SVI HOLDINGS INC
filed 2000-07-11
CIK 866535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                        (Amendment No. 1 to Form 10-QSB)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR
                                                             -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______


Commission file Number                 0-23049


                               SVI Holdings, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


             Nevada                                  84-1131608
  -------------------------------                -------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)


 12707 High Bluff Drive, Suite 335, San Diego, CA          92030
 ------------------------------------------------        ----------
 (Address of principal executive offices)                (Zip Code)


                                    (858) 481-4404
              --------------------------------------------------
              (Registrant's telephone number, including area code)


               7979 Ivanhoe Avenue, Suite 500, La Jolla, CA 92037
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                EXPLANATORY NOTE


This quarterly report on Form 10-Q/A is an amendment to the Form 10-QSB filed by the Company on August 10, 1999 for the quarter ended June 30, 1999. The amendment is provided on Form 10-Q, consistent with the Company's decision to voluntarily exit the small business reporting system for fiscal year 2000.

This quarterly report on Form 10-Q/A is being filed to reflect the restatement of the Registrant's Condensed Consolidated Financial Statements (the "Restatement"). The Restatement reflects (1) the change in amortization periods for goodwill related to certain acquisitions, (2) the classification of a receivable for shares of the Company's common stock as a contra-equity account in stockholders' equity, and (3) the classification of certain cost of sales expenses as selling, general and administrative expenses.

This report does not otherwise attempt to update the information included herein beyond the original filing date.

                                TABLE OF CONTENTS
                                                                            PAGE

PART I. - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of June 30, 1999
          (as restated) and March 31, 1999................................... 4

        Condensed Consolidated Statements of Operations for the Three
          Months Ended June 30, 1999 (as restated) and 1998.................. 5

        Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended June 30, 1999 (as restated) and 1998.................. 6

        Notes to Condensed Consolidated Financial Statements....-............ 7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 15


PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 15

Item 2. Changes in Securities and Use of Proceeds............................ 15

Item 6. Exhibits and Reports on Form 8-K..................................... 16

Signatures .................................................................. 16

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements


                   SVI HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                                                                June 30,1999       March 31, 1999
                                                                                -------------      --------------
                                                                                (As restated -
                                                                                 see Note H)

                                     Assets
Current assets:
       Cash and cash equivalents                                                $  1,631,677       $ 13,006,153
       Accounts receivable, net                                                    9,173,077          3,310,008
       Other receivables                                                           1,478,356            852,836
       Note receivable                                                            13,875,013         13,608,000
       Inventories                                                                   211,036            238,314
       Prepaid expenses and other current assets                                     645,893            183,760
                                                                                -------------      -------------
             Total current assets                                                 27,015,052         31,199,071

Property and equipment, net                                                        1,518,274            734,386
Capitalized software, net                                                         35,581,221         14,053,186
Goodwill, net                                                                     14,345,604          4,534,570
Non-compete agreements, net                                                        3,421,861          1,677,112
Deferred tax asset                                                                   774,594            762,910
Other assets                                                                         193,260            175,649
                                                                                -------------      -------------

                                  Total assets                                  $ 82,849,866       $ 53,136,884
                                                                                =============      =============

                      Liabilities and Stockholders' Equity
Current Liabilities:
       Accounts payable                                                         $  1,073,500       $    345,275
       Accrued expenses                                                            2,864,305          1,908,105
       Line of credit                                                              1,042,596            231,876
       Short-term note payable                                                    15,000,000                  -
       Current portion of long-term note payable                                   1,749,996                  -
       Income taxes payable                                                        1,984,899          2,576,151
                                                                                -------------      -------------
             Total current liabilities                                            23,715,296          5,061,407

Note payable                                                                       2,441,587                  -
Due to stockholder                                                                 1,416,603                  -
Long-term liabilities                                                              2,000,000          2,000,000
Deferred tax liability                                                               859,551            805,433
                                                                                -------------      -------------

             Total liabilities                                                    30,433,037          7,866,840
                                                                                -------------      -------------

Stockholders' Equity
       Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
            issued and outstanding                                                         -                  -
       Common stock, $.0001 par value; 50,000,000 shares authorized;
            32,335,045 and 29,741,278 shares issued and outstanding                    3,256             2,987
       Additional paid-in capital                                                 45,227,249         39,435,921
       Shares receivable                                                          (1,152,000)        (2,142,000)
       Treasury stock, at cost; shares-225,400 and 127,400                        (2,133,404)          (951,404)
       Retained earnings                                                          11,266,606          9,885,138
       Accumulated other comprehensive income                                       (794,878)          (960,598)
                                                                                -------------      -------------
             Total stockholders' equity                                           52,416,829         45,270,044
                                                                                -------------      -------------

                Total liabilities and stockholders' equity                      $ 82,849,866       $ 53,136,884
                                                                                =============      =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                  Three Months Ended June 30,
                                                                                    1999              1998
                                                                                -------------     -------------
                                                                                (As restated -
                                                                                 see Note H)

Net sales                                                                       $ 11,767,259      $  4,245,315
Cost of sales                                                                      2,445,128         1,303,157
                                                                                -------------     -------------
       Gross profit                                                                9,322,131         2,942,158

Research and development expenses                                                    615,467                 -
Depreciation and amortization                                                      1,786,419           433,047
Selling, general and administrative expenses                                       4,920,417         1,790,808
                                                                                -------------     -------------
       Income from operations                                                      1,999,828           718,303
                                                                                -------------     -------------
Other income (expense):
       Interest income                                                               395,427           174,935
       Other income                                                                  162,964            36,584
       Interest expense                                                             (130,416)          (19,064)
       Gain (loss) on foreign currency transactions                                  (93,505)           16,340
                                                                                -------------     -------------
             Total other income                                                      334,470           208,795
                                                                                -------------     -------------
       Income before provision for income taxes                                    2,334,298           927,098

Provision for income taxes                                                           952,830           411,802
                                                                                -------------     -------------
       Income from continuing operations                                           1,381,468           515,296

Discontinued operations:
       Income from operations of IBIS Systems Ltd., net of
           applicable income taxes of $239,500 in 1998                                     -         1,600,288
                                                                                -------------     -------------
Net income                                                                      $  1,381,468      $  2,115,584
                                                                                =============     =============

Basic earnings per share:
       Continuing operations                                                    $       0.04      $       0.02
       Discontinued operations                                                             -              0.06
                                                                                -------------     -------------
             Net income                                                         $       0.04      $       0.08
                                                                                =============     =============

Diluted earnings per share:
       Continuing operations                                                    $       0.04      $       0.02
       Discontinued operations                                                             -              0.05
                                                                                -------------     -------------
             Net income                                                         $       0.04      $       0.07
                                                                                =============     =============

Weighted-average common shares outstanding:
       Basic                                                                      31,780,869        28,189,640
                                                                                =============     =============
       Diluted                                                                    34,963,241        31,459,807
                                                                                =============     =============

      The accompanying notes are an integral part of these condensed consolidated financial statements.


                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                  Three Months Ended June 30,
                                                                                    1999              1998
                                                                                -------------     -------------
                                                                                (As restated -
                                                                                  see Note H)
Cash flows from operating activities:
       Net income                                                               $  1,381,468      $  2,115,584
       Adjustments to reconcile net income to net cash
           used for operating activities:
           Depreciation and amortization                                           1,786,419           630,750
           Compensation expense for stock options granted                                  -           240,000
           (Gain) loss on foreign currency transactions                               93,505           (16,340)
           Changes in deferred taxes                                                  42,434             7,924
        Changes in assets and liabilities net of effects from acquisitions:
           Accounts receivable and other receivables                              (3,353,348)       (2,559,103)
           Inventories                                                                27,278           (17,079)
           Prepaid expenses and other current assets                                (183,247)         (647,420)
           Accounts payable and accrued expenses                                  (2,438,630)         (557,084)
           Income tax payable                                                       (591,252)                -
                                                                                -------------     -------------
Net cash used for operating activities                                            (3,235,373)         (802,768)
                                                                                -------------     -------------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                                        (33,657,303)         (411,077)
       Purchase of furniture and equipment                                          (145,325)         (247,572)
       Increase in note receivable                                                  (267,013)                -
       Capitalized software development costs                                       (239,013)         (104,616)
                                                                                -------------     -------------
Net cash used for investing activities                                           (34,308,654)         (763,265)
                                                                                -------------     -------------
Cash flows from financing activities:
       Proceeds from issuance of common stock                                      4,926,284           213,300
       Increase (decrease) in amount due to stockholders, net                      1,416,603           (40,325)
       Proceeds from line of credit                                                  810,720                 -
       Proceeds from notes payable                                                19,191,583                 -
                                                                                -------------     -------------
Net cash provided by financing activities                                         26,345,190           172,975
                                                                                -------------     -------------

Effect of exchange rate changes on cash                                             (175,639)         (167,845)
                                                                                -------------     -------------

       Net decrease in cash and cash equivalents                                 (11,374,476)       (1,560,903)
Cash and cash equivalents, beginning of period                                    13,006,153        14,468,578
                                                                                -------------     -------------
Cash and cash equivalents, end of period                                        $  1,631,677      $ 12,907,675
                                                                                =============     =============

Supplemental disclosure of cash flow information:
       Interest paid                                                            $    114,668      $     19,064
       Income taxes paid                                                        $  1,602,399      $  1,488,510

Supplemental schedule of non-cash investing and financing activities:
       Received 95,000 treasury shares in connection with
            the sale of IBIS Systems Ltd.                                       $  1,140,000      $          -
       Issued 55,000 shares of common stock as additional
            consideration for an acquisition                                    $    402,188      $          -
       Acquired Triple-S Ltd. by incurring a short-term liability               $       -         $    453,955


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Organization and Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. (the "Company") and its subsidiaries. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all the periods presented have been made.

Certain amounts in the prior periods have been reclassified to conform to the presentation for the three months ended June 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-KSB for the year ended March 31, 1999.

The results of operations for the three months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


Note B - Acquisitions and Related Parties

Effective April 1, 1999, the Company acquired Island Pacific Systems Corporation ("Island Pacific"), a California corporation, for $35 million cash. The Company also entered into three-year non-compete agreements with some of Island Pacific's principals. The acquisition was funded by cash on hand; cash acquired from the sale of IBIS Systems Ltd.; approximately $4 million paid by Softline Ltd., a majority stockholder, upon exercise of options; a $2.3 million loan from Claudav Holdings Ltd., B.V., a major stockholder, with no stated maturity date and with interest at prime rate; and two bank loans. The first bank loan is in the amount of $15 million with interest-only payments required at the bank's prime rate plus .25% for the first six months, convertible thereafter to a fully- amortizing two-year loan. The second loan is in the amount of $3.5 million and is a fully amortizing two-year loan with interest at the bank's prime rate plus .50%. Island Pacific, founded in 1977, is based in Irvine, California, and develops and markets retail industry merchandising and management software systems. Island Pacific's software automates the full scope of a retailer's operations from inventory planning and purchasing through distribution and final sale of goods. Island Pacific's products have been licensed to over 245 clients worldwide.

The Company is in the process of determining the appropriate values to be assigned to the assets acquired and liabilities assumed in the acquisition of Island Pacific. Accordingly, the Company's estimate of these values are subject to revision upon the completion of the Company's evaluation which may result in an adjustment to the current values assigned to such assets and liabilities. The Company is amortizing estimated goodwill acquired in the acquisition on a straight-line basis over an estimated life of ten years.

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

                                                        Quarter ended
                                                        June 30, 1998
                                                        --------------
         Total revenues                                 $   7,955,000
         Net loss                                       $    (659,000)
         Basic and diluted loss per share               $       (0.02)


Note C - Discontinued Operations

Effective January 1, 1999, the Company sold its United Kingdom operations, IBIS Systems Ltd. ("IBIS"), for cash proceeds of $2,250,000, receipt of SVI's common stock valued at $2,142,000 and a note receivable of $13,608,000. The sale, which was recorded in the year ended March 31, 1999, resulted in a gain of $274,055, net of applicable income taxes of $753,043. Accordingly, the results of operations of IBIS for the three months ended June 30, 1998 are reported as discontinued operations.

Note D - Treasury Stock

In November 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock in the open market or in private transactions during the eighteen months following such authorization. During the quarter ended June 30, 1999, the Company acquired 95,000 shares in connection with the sale of IBIS. The transaction was recorded at cost. As of June 30, 1999, the Company hold in treasury 225,400 shares of its common stock.


Note E - Reporting Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying comprehensive income and its components. The accumulated balance of other comprehensive income is disclosed as a separate component of stockholders' equity.

For the quarters ended June 30, 1999 and 1998, comprehensive income consisted of:

                                                                  Quarters ended June 30,
                                                                   1999             1998
                                                              -------------    -------------
         Net income                                           $  1,381,468     $  2,115,584
         Other comprehensive income (loss):
             Translation adjustment                                165,720         (184,185)
                                                              -------------    -------------
         Comprehensive income                                 $  1,547,188     $  1,931,399
                                                              =============    =============


Note F - Earnings Per Share

Earnings per share for the quarters ended June 30, 1999 and 1998 were as follows:

                                                                             Quarters Ended June 30,
                                                                              1999             1998
                                                                          -------------    -------------
         NET INCOME PER SHARE - BASIC
           Net income                                                     $  1,381,468     $  2,115,584
                                                                          =============    =============
           Weighted average number of common shares                         31,780,869       28,189,640
                                                                          =============    =============
           Net income per share                                           $       0.04     $       0.08
                                                                          =============    =============
         NET INCOME PER SHARE - DILUTED
           Net income                                                     $  1,381,468     $  2,115,584
                                                                          =============    =============
           Weighted average number of common and common equivalent shares assuming issuance of all dilutive contingent shares:
                  Common stock                                              31,780,869       28,189,640
                  Stock options                                              3,182,372        3,270,167
                                                                          -------------    -------------
                      Total                                                 34,963,241       31,459,807
                                                                          =============    =============
           Net income per share                                           $       0.04     $       0.07
                                                                          =============    =============

Options outstanding during the quarter ended June 30, 1998 to purchase 100,000 shares of common stock were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.


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

                                                                              Quarters Ended June 30,
                                                                              1999              1998
                                                                          -------------    -------------
         Revenues:
              United States                                               $  7,965,980     $    240,218
              Australia                                                      1,938,527        3,924,372
              United Kingdom                                                 1,335,511           80,725
              United Kingdom (discontinued operations)                               -        4,250,122
              South Africa                                                     527,241                -
                                                                          -------------    -------------
                  Total revenues                                          $ 11,767,259     $  8,495,437
                                                                          =============    =============


Note H - Restatement

Subsequent to the issuance of the Company's condensed consolidated financial statements for the three-month period ended June 30, 1999 on August 10, 1999, the Company's management determined that (1) amortization periods for goodwill related to the Divergent Technologies Pty. Ltd., Chapman Computers Pty. Ltd., Applied Retail Solutions, Inc. and Island Pacific Systems Corporation acquisitions should be revised to ten years from twenty years effective April 1, 1999, (2) a receivable for shares of the Company's common stock should be classified as a contra-equity account in stockholders' equity, and (3) certain cost of sales should be classified as selling, general and administrative expenses. As a result, the condensed consolidated financial statements for the three-month period ended June 30, 1999 have been restated from amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                  As Previously          As
                                                     Reported         Restated
                                                   -------------    ------------
   At June 30, 1999:
      Goodwill, net                                $ 14,578,955     $ 14,345,604
      Other receivables                               2,630,356        1,478,356
      Total assets                                   84,235,217       82,849,866
      Total stockholders' equity                     53,802,180       52,416,829

   For three months ended June 30, 1999:
      Cost of sales                                $  3,549,258     $  2,445,128
      Depreciation and amortization                   1,553,068        1,786,419
      Selling, general and administrative expenses    3,816,287        4,920,417
      Net income                                      1,614,819        1,381,468
      EPS - basic and diluted                              0.05             0.04

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

Acquisition

Effective April 1, 1999, the Company acquired all of the outstanding shares of Island Pacific Systems Corporation ("Island Pacific"). Island Pacific, founded in 1977, is based in Irvine, California, and develops and markets retail industry merchandising and management software systems primarily in United States and the United Kingdom. The Company paid the purchase price of $35 million using cash on hand; cash acquired from sale of IBIS Systems, Ltd.; approximately $4 million paid by its majority stockholder upon exercise of options; a $2.3 million loan from a major stockholder; and two bank loans. The bank loans are secured by the shares of the Company's subsidiaries. The first bank loan is in the amount of $15 million with interest-only payments required until maturity in December 1999, convertible thereafter to a fully-amortizing two-year loan subject to certain terms and conditions. The second loan is in the amount of $3.5 million and is fully amortizing over two years. The secured loans bear interest at the bank's prime rate plus .25% and .50%, respectively.

Discontinued Operations

Effective January 1, 1999, the Company sold its United Kingdom operations, IBIS Systems Ltd., for cash proceeds of $2,250,000, receipt of Company common stock valued at $2,142,000 and a note receivable of $13,608,000. The sale resulted in a gain of $274,055, net of applicable income taxes of $753,043, which was recorded in the year ended March 31, 1999. Accordingly, the operating results of IBIS for the three months ended June 30, 1998 are reported as discontinued operations.

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

Results of operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to sales:

                                                                       Quarters ended June 30,
                                                         -----------------------------------------------------
                                                                   1999                        1998
                                                            Amount      Percentage       Amount     Percentage
                                                         -------------  ----------   -------------  ----------
Net sales                                                $ 11,767,000       100%     $  4,245,000       100%
Cost of sales                                               2,445,000        21%        1,303,000        31%
                                                         -----------------------     -----------------------
    Gross profit                                            9,322,000        79%        2,942,000        69%

Research and development expenses                             615,000         5%                -        - %
Selling, general and administrative
    expenses                                                4,920,000        42%        1,791,000        42%
Other income                                                  464,000         3%          228,000         5%
                                                         -----------------------     -----------------------
    Income before interest expense, income taxes,
         depreciation and amortization                      4,251,000        36%        1,379,000        32%

Interest expense                                              130,000         1%           19,000         -%

Depreciation and amortization                               1,787,000        15%          433,000        10%
                                                         -----------------------     -----------------------

      Income before provision for
         income taxes                                       2,334,000        20%          927,000        22%

Provision for income taxes                                    953,000         8%          411,000        10%
                                                         -----------------------     -----------------------
      Income from continuing operations                     1,381,000        12%          516,000        12%

Discontinued operations:
    Income from operations of IBIS Systems
        Ltd., net of applicable income taxes
        of $240,000 in 1998                                         -                   1,600,000
                                                         -------------               -------------

Net income                                               $  1,381,000                $  2,116,000
                                                         =============               =============

Basic earnings per share:
     Continuing operations                               $       0.04                $       0.02
     Discontinued operations                                        -                        0.06
                                                         -------------               -------------
               Net income                                $       0.04                $       0.08
                                                         =============               =============

Diluted earnings per share:
     Continuing operations                               $       0.04                $       0.02
     Discontinued operations                                        -                        0.05
                                                         -------------               -------------
               Net income                                $       0.04                $       0.07
                                                         =============               =============


RESTATEMENT OF QUARTERLY INFORMATION

As discussed in the notes to the condensed consolidated financial statements, the Company restated its June 30, 1999 financial statements to (1) revise the amortization periods for goodwill related to certain acquisitions to ten years from twenty years effective April 1, 1999, (2) classify a receivable for shares of the Company's common stock to a contra-equity account in stockholders' equity, and (3) classify certain cost of sales as selling, general and administrative expenses. The above changes had no impact on the net cash flows from operations.

NET INCOME

The Company reports consolidated net income of $1,381,000 and $2,116,000 for the comparative quarters ended June 30, 1999 and 1998. The Company believes that operational growth should be measured exclusive of discontinued operations, income taxes, interest expense, depreciation and amortization. These elements have grown substantially through recent disposals, acquisitions and debt and have a significant impact on the net income reported. Excluding income of $1,600,000 from discontinued operations for the quarter ended June 30, 1998, income from continuing operations before income taxes, interest expense, depreciation and amortization are $4,251,000 and $1,379,000 for the quarters ended June 30, 1999 and 1998, respectively. This represents an operational growth of $2,872,000 or 208% over the comparative quarter in the prior year. This operational level growth is due largely to the acquisition of Island Pacific effective April 1, 1999.

NET SALES

Net sales from continuing operations increased from $4,245,000 to $11,767,000 for the comparative quarters ended June 30, 1998 and 1999. This increase of $7,522,000 or 177% is related directly to the inclusion in net sales of $9,365,000 contributed from Island Pacific, Applied Retail Solutions, Inc. ("ARS") and Triple-S Pty. Ltd. ("Triple-S") which were all acquired after June 30, 1998. This increase is offset by a decline in net sales of $1,985,000 from Divergent Technologies Pty. Ltd. ("Divergent") resulting from the completion of several large contracts in the comparative period. The significant growth in net sales is based on acquisitions made by the Company since June 30, 1998.

COST OF SALES

Cost of sales for the quarters ended June 30, 1999 and 1998 were $2,445,000 and $1,303,000, respectively. The increase of $1,142,000 or 88% resulted from increases in related net sales.

GROSS PROFIT

Gross profit from operations increased from $2,942,000 at June 30, 1998 to $9,322,000 at June 30, 1999. Gross profit as a percentage of net sales increased from 69% in the prior comparative period to 79% at June 30, 1999. The increase in gross profit is primarily due to a higher profit margin contributed from Island Pacific, which was acquired in April 1999 and made up about 62% of the Company's total net sales. Island Pacific enjoys a higher gross profit margin than other subsidiaries, because its sales mix favors higher margin software license sales rather than lower profit margin hardware sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended June 30, 1999 were $615,000 or 5% of net sales. There were no research and development expenses in the comparative period. Research and development costs were not a significant element in prior periods, however, the Company has commenced an active research and development program to expedite the introduction of new software products and expects this number to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 1999 were $4,920,000 compared to $1,791,000 for the same period ended June 30, 1998. This increase of $3,129,000 or 175% is related to the rapid expansion in operations and the significant effort extended to complete the acquisition of Island Pacific Systems Corporation and reorganize the Company. This reorganization has led to a significant increase in U.S. based revenue and significant cost savings through consolidated development efforts. Selling, general and administrative expense, as a percentage of net sales, remains unchanged for the three month periods ended June 30, 1999 and 1998.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense, increased from $433,000 for the quarter ended June 30, 1998 to $1,787,000 for the quarter ended June 30, 1999. This increase of $1,354,000 or 312% is directly related to the acquisition by the Company of Island Pacific, ARS and Triple-S. All of the acquisitions were subsequent to June 30, 1998 and reflect significant additions to owned technology and intangible assets. While this impact was negligible in the prior comparative period, it has a significant negative impact on earnings for the quarter ended June 30, 1999.

Liquidity and Capital Resources

At June 30, 1999, the Company had cash of $1,632,000, a decrease of $11,374,000 from $13,006,000 of cash at March 31, 1999. The decrease is due to the acquisition of Island Pacific for a net cash payment of $33,657,000. Additional cash for the acquisition came from two bank loans producing net cash proceeds of $18,392,000, and a $2,300,000 loan from a major stockholder. The Company also received $4,926,000 from stock options exercised during the quarter ended June 30, 1999, of which $3,989,000 was from stock options exercised by the majority stockholder.

Accounts receivable increased from $3,310,000 at March 31, 1999 to $9,173,000 at June 30, 1999 due primarily to the acquisition of accounts receivable from Island Pacific.

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

Although the Company believes that its systems are generally Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. For this reason, the Company has implemented a four step plan to address its Year 2000 issues, consisting of (i) assessing Year 2000 readiness; (ii) remediating non-compliant hardware and software; (iii) testing remediated hardware and software; and (iv) certifying Year 2000 compliance. Personnel from each operating subsidiary as well as outside consultants have been involved in the process. Senior management of the Company is coordinating the effort. Assessment activities are estimated at approximately 98% complete. Assessment data is continuously updated as new information becomes available. Overall remediation efforts are estimated at 90% complete. The Company believes it has adequate resources to complete these efforts, and anticipates completion of all phases by November 12, 1999.

Communications with customers and suppliers to determine their Year 2000 preparedness are an integral part of the program. The Company's subsidiaries have reviewed all vendor contracts and have requested written certification from each vendor that its products are Year 2000 compliant. The Company has received replies from approximately 90% of its vendors. If any significant vendor does not reply or indicates its products are not Year 2000 compliant, the Company will seek an alternate vendor.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risks, which include changes in interest rates and changes in foreign currency exchange rate as measured against the U.S. dollar.

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relates to its revolving credit borrowings and variable rate term loans, which total $21,612,511 at June 30, 1999. Based on this balance and an interest rate of 8% which approximates the Company's average borrowing during the period, a change in one percent in the interest rate would cause a change in interest expense of approximately $216,000 or $0.01 per basic and diluted share, on an annual basis.

These instruments are not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rated borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

The Company conducts business in various foreign currencies, primarily in Australia, Europe and South Africa. Sales are typically denominated in the local foreign currency, thereby creating exposures to changes in exchange rates. The changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect the Company's sales, gross margins, and retained earnings. The Company attempts to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will mitigate the risk, especially in the event of a significant and sudden decline in the value of the foreign currency. The Company does not hedge against foreign currency risk. Approximately 32% and 97% of our total net sales were denominated in currencies other than the U.S. dollar for the three months ended June 30, 1999 and 1998, respectively.

EQUITY PRICE RISK

At June 30, 1999, the Company had no direct equity investments.


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


Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended June 30, 1999, the Company issued the following Securities without registration under the Securities Act of 1933 (the "Securities Act"):

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

The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder.


Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibits 2.1 through 10.22 of the Form 10-KSB for the fiscal year ended March 31, 1999 are incorporated herein for reference.

Exhibit                  Description
-------                  -----------
27                       Financial Data Schedule

(b)  Reports on Form 8-K

The Company filed a Form 8-K on May 14, 1999 disclosing in Item 2 the disposition of IBIS Systems Ltd. The report included in Item 7 pro forma financial statements. The Company also filed a Form 8-K on June 18, 1999 disclosing in Item 2 the acquisition of Island Pacific Systems Corporation.



                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SVI Holdings, Inc.
                                      Registrant

                                      /s/ David L. Reese
                                      -------------------------------
Date:  July 11, 2000                  David L. Reese
                                      Chief Financial Officer

                                      Signing on behalf of the registrant and as principal accounting officer.