Form 10-Q/A
period 1999-09-30
SVI HOLDINGS INC
filed 2000-07-11
CIK 866535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               (Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR
                                                           ------------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO         .
                                                           --------    --------


Commission file number  0-23049
                        -------


                               SVI HOLDINGS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

                NEVADA                                 84-1131608
   -------------------------------       ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

    12707 HIGH BLUFF DRIVE, SUITE 335, SAN DIEGO, CA         92130
    ------------------------------------------------         -----
    (Address of principal executive offices)               (Zip code)

                                 (858) 481-4404
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Stock, $0.0001 Par Value - 32,492,884 shares as of October 31, 1999.

                                EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is an amendment to the Form 10-Q filed by the Company on November 12, 1999 for the quarter ended September 30, 1999.

This quarterly report on Form 10-Q/A is being filed to reflect the restatement of the Registrant's Condensed Consolidated Financial Statements (the "Restatement"). The Restatement reflects (1) the change in amortization periods for goodwill related to certain acquisitions, (2) the classification of certain cost of sales as selling, general and administrative expenses, (3) the deferral of recognition of revenue from a one-time sale of certain technology rights until the time of payment, and (4) the classification of certain accrued expenses as deferred revenue.

This report does not otherwise attempt to update the information included herein beyond the original filing date.

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of September 30, 1999 (as restated)
                       and March 31, 1999.......................................................    4

              Condensed Consolidated Statements of Operations for the Three Months
                       Ended September 30, 1999 (as restated) and 1998 .........................    5

              Condensed Consolidated Statements of Operations for the Six Months
                       Ended September 30, 1999 (as restated) and 1998 .........................    6

              Condensed Consolidated Statements of Cash Flows for the Six months
                       Ended September 30, 1999 (as restated) and 1998 .........................    7

              Notes to Condensed Consolidated Financial Statements ............................     8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................   12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................   18

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings................................................................... 19

Item 2.       Changes in Securities and Use of Proceeds..........................................  19

Item 4.       Submission of Matters to a Vote of Security Holders................................  20

Item 6.       Exhibits and Reports on Form 8-K...................................................  21

Signature     ...................................................................................  21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                           SVI HOLDINGS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                                                                                        SEPTEMBER 30,        MARCH 31,
                                                                                            1999               1999
                                                                                     -----------------  -----------------
                                                                                      (As restated -
                                                                                       see Note I)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                                        $        714,729   $    13,006,153
    Accounts receivable, net                                                               14,189,083         3,310,008
    Other receivables                                                                         782,263           852,836
    Note receivable                                                                        13,963,572        13,608,000
    Inventories                                                                               170,375           238,314
    Prepaid expenses and other current assets                                                 628,707           183,760
                                                                                     -----------------  -----------------
            Total current assets                                                           30,448,729        31,199,071

Property and equipment, net                                                                 1,427,065           734,386
Capitalized software, net                                                                  35,223,877        14,053,186
Goodwill, net                                                                              23,328,679         4,534,570
Non-compete agreements, net                                                                 3,166,763         1,677,112
Deferred tax asset                                                                            771,015           762,910
Other assets                                                                                  272,647           175,649
                                                                                     -----------------  -----------------

                             Total assets                                            $     94,638,775       $53,136,884
                                                                                     =================  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                 $      1,214,561   $        345,275
    Accrued expenses                                                                        1,939,640          1,610,945
    Deferred revenue                                                                        4,824,605            297,160
    Line of credit                                                                          1,339,539            231,876
    Short-term note payable                                                                15,000,000                  -
    Current portion of long-term note payable                                               1,750,000                  -
    Income taxes payable                                                                    1,580,985          2,576,151
                                                                                     -----------------  -----------------
            Total current liabilities                                                      27,649,330          5,061,407

Note payable                                                                                1,198,651                  -
Due to stockholder                                                                          1,890,525                  -
Long-term liabilities                                                                               -          2,000,000
Deferred tax liability                                                                      9,712,535            805,433
                                                                                     -----------------  -----------------
            Total liabilities                                                              40,451,041          7,866,840
                                                                                     -----------------  -----------------

Stockholders' equity:
    Preferred Stock, $.0001 par value; 5,000,000 shares authorized;
        none issued and outstanding                                                                -                  -
    Common stock, $.0001 par value; 100,000,000 shares authorized;
        32,492,884 and 29,741,278 shares issued and outstanding                                 3,281              2,987
    Additional paid in capital                                                             47,235,099         39,435,921
    Shares receivable                                                                               -         (2,142,000)
    Treasury stock, at cost; shares-321,400 and 127,400                                    (3,285,404)          (951,404)
    Retained earnings                                                                      11,056,841          9,885,138
    Accumulated other comprehensive income                                                   (822,083)          (960,598)
                                                                                     -----------------  -----------------
            Total stockholders' equity                                                     54,187,734         45,270,044
                                                                                     -----------------  -----------------

                   Total liabilities and stockholders' equity                        $     94,638,775   $     53,136,884
                                                                                     =================  =================

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    SVI HOLDINGS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                         1999               1998
                                                                  -----------------  -----------------
                                                                   (As restated -
                                                                     see Note I)

  Net sales                                                       $     10,066,323   $      4,232,695
  Cost of sales                                                          2,875,579          1,252,172
                                                                  -----------------  -----------------
              Gross profit                                               7,190,744          2,980,523

  Research and development expenses                                      1,211,304                  -
  Depreciation and amortization                                          2,030,196            694,091
  Selling, general and administration expenses                           3,960,792          1,740,833
                                                                  -----------------  -----------------
              Income (loss) from operations                                (11,548)           545,599
                                                                  -----------------  -----------------

  Other income (expense):
      Interest income                                                      148,717            167,112
      Other income                                                          24,065            503,179
      Interest expense                                                    (425,875)           (23,198)
      Loss on foreign currency transactions                                 (5,214)           (10,739)
                                                                  -----------------  -----------------
              Total other income (expense)                                (258,307)           636,354
                                                                  -----------------  -----------------

  Income (loss) before provision for income taxes                         (269,855)         1,181,953

      Provision (benefit) for income taxes                                 (60,090)           591,421
                                                                  -----------------  -----------------
  Income (loss) from continuing operations                                (209,765)           590,532

  Discontinued operations:
      Income from operations of IBIS Systems Ltd., net of
          applicable income taxes of $432,094 in 1998                            -          1,691,980
                                                                  -----------------  -----------------

  Net income (loss)                                                $      (209,765)  $      2,282,512
                                                                  =================  =================

  Basic earnings (loss) per share:
      Continuing operations                                       $          (0.01)  $           0.02
      Discontinued operations                                                    -               0.06
                                                                  -----------------  -----------------

               Net income (loss)                                  $          (0.01)  $           0.08
                                                                  =================  =================

  Diluted earnings (loss) per share:
      Continuing operations                                       $          (0.01)  $           0.02
      Discontinued operations                                                    -               0.05
                                                                  -----------------  -----------------

              Net income (loss)                                   $          (0.01)  $           0.07
                                                                  =================  =================

  Weighted-average common shares outstanding:
      Basic                                                             32,440,180         28,350,532
                                                                  =================  =================

      Diluted                                                           32,440,180         32,659,038
                                                                  =================  =================


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   SVI HOLDINGS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                                                            1999                1998
                                                                                     -----------------  -----------------
                                                                                      (As restated -
                                                                                        see Note I)

  Net sales                                                                          $     21,833,582   $      8,453,554
  Cost of sales                                                                             5,320,707          2,555,112
                                                                                     -----------------  -----------------
              Gross profit                                                                 16,512,875          5,898,442

  Research and development expenses                                                         1,826,771                  -
  Depreciation and amortization                                                             3,816,615          1,050,230
  Selling, general and administration expenses                                              8,881,209          3,577,134
                                                                                     -----------------  -----------------
              Income from operations                                                        1,988,280          1,271,078
                                                                                     -----------------  -----------------

  Other income (expense):
      Interest income                                                                         544,144            341,869
      Other income                                                                            187,029            536,997
      Interest expense                                                                       (556,291)           (42,443)
      Loss on foreign currency transactions                                                   (98,719)            (8,471)
                                                                                     -----------------  -----------------
              Total other income                                                               76,163            827,952
                                                                                     -----------------  -----------------

  Income before provision for income taxes                                                  2,064,443          2,099,030

      Provision for income taxes                                                              892,740            995,327
                                                                                     -----------------  -----------------
  Income from continuing operations                                                         1,171,703          1,103,703

  Discontinued operations:
      Income from operations of IBIS Systems Ltd., net of
          applicable income taxes of $671,594 in 1998                                               -          3,292,268
                                                                                     -----------------  -----------------

  Net income                                                                         $      1,171,703   $      4,395,971
                                                                                     =================  =================

  Basic earnings per share:
      Continuing operations                                                          $           0.04   $           0.04
      Discontinued operations                                                                       -               0.12
                                                                                     -----------------  -----------------

              Net income                                                             $           0.04   $           0.16
                                                                                     =================  =================

  Diluted earnings per share:
      Continuing operations                                                          $           0.03   $           0.03
      Discontinued operations                                                                       -               0.11
                                                                                     -----------------  -----------------

              Net income                                                             $           0.03   $           0.14
                                                                                     ================   =================

  Weighted-average common shares outstanding:
      Basic                                                                                31,902,516         28,270,526
                                                                                     =================  =================

      Diluted                                                                              35,285,392         32,158,956
                                                                                     =================  =================

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         SVI HOLDINGS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                        SIX MONTHS ENDED SEPTEMBER 30,
                                                                                           1999                1998
                                                                                     -----------------  -----------------
                                                                                     (As restated -
                                                                                       see Note I)

  Cash flows from operating activities:
      Net income                                                                     $      1,171,703   $      4,395,971
      Adjustments to reconcile net income to net cash provided
          by (used for) operating activities:
          Depreciation and amortization                                                     3,816,615          1,522,212
          Compensation expense for stock options granted                                            -            320,277
          Loss on foreign currency transactions                                                98,719                  -
          Changes in deferred taxes                                                            98,997           (207,571)
          Loss on sale of fixed assets                                                         15,552              6,896
      Changes in assets and liabilities net of effects from acquisitions:
          Accounts receivable and other receivables                                        (8,753,349)        (2,964,634)
          Inventories                                                                          67,939            122,277
          Prepaid expenses and other assets                                                  (245,448)          (679,797)
          Accounts payable and accrued expenses                                            (1,901,252)        (2,177,028)
          Deferred revenue                                                                  3,523,623            (20,434)
          Income tax payable                                                                 (995,166)            47,780
                                                                                     -----------------  -----------------
  Net cash provided by (used for) operating activities                                     (3,102,067)           365,949
                                                                                     -----------------  -----------------

  Cash flows from investing activities:
      Acquisitions, net of cash acquired                                                  (33,672,985)        (2,051,018)
      Purchase of furniture and equipment                                                    (261,352)          (488,632)
      Increase in note receivable                                                            (355,572)                 -
      Proceeds from sale of fixed assets                                                          545             62,207
      Capitalized software development costs                                                 (876,109)        (1,554,635)
                                                                                     -----------------  -----------------
  Net cash used for investing activities                                                  (35,165,473)        (4,032,078)
                                                                                     -----------------  -----------------

  Cash flows from financing activities:
      Issuance of common stock                                                              4,835,284            110,500
      Increase (decrease) in amount due to stockholders, net                                1,890,525            (14,552)
      Proceeds from line of credit                                                          1,107,663                  -
      Proceeds from notes payable                                                          18,298,651                  -
                                                                                     -----------------  -----------------
  Net cash provided by financing activities                                                26,132,123             95,948
                                                                                     -----------------  -----------------

  Effect of exchange rate changes on cash                                                    (156,007)          (425,171)
                                                                                     -----------------  -----------------

      Net decrease in cash and cash equivalents                                           (12,291,424)        (3,995,352)
  Cash and cash equivalents, beginning of period                                           13,006,153         14,468,578
                                                                                     -----------------  -----------------

  Cash and cash equivalents, end of period                                           $        714,729   $     10,473,226
                                                                                     =================  =================

  Supplemental disclosure of cash flow information:
      Interest paid                                                                  $        515,767   $         42,443
      Income taxes paid                                                              $      1,846,122   $      1,705,874

  Supplemental schedule of non-cash investing and financing activities:
      Received 178,500 treasury shares in connection with
          the sale of IBIS                                                           $      2,142,000   $              -
      Received 12,500 treasury shares for exercise price of options                  $        150,000   $              -
      Issued 55,000 and 52,000, respectively, shares of common stock
          in connection with the acquisition of Todds of Lincoln                     $        402,182   $        208,000
      Acquired Triple-S Limited by incurring a short-term liability                  $              -   $        429,208
      Issued 165,000 and 250,000, respectively, shares of common stock in
          connection with the acquisition of Applied Retail Solutions, Inc.          $      2,000,000   $      1,000,000


            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                   7

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - ORGANIZATION AND BASIS OF PREPARATION

The accompanying condensed consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries (collective, the "Company"). In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all the periods presented have been made.

Certain amounts in the prior periods have been reclassified to conform to the presentation for three and six months ended September 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-KSB for the year ended
March 31, 1999.

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

                                           Three months ended  Six months ended
                                                    September 30, 1998
                                            ------------------------------------
  Total revenues                            $      8,885,000   $     16,816,000
  Net income (loss)                         $        434,000   $       (227,000)
  Basic earnings (loss) per share           $           0.02   $          (0.01)
  Diluted earnings (loss) per share         $           0.01   $          (0.01)

NOTE C - DISCONTINUED OPERATIONS

Effective January 1, 1999, the Company sold its IBIS subsidiary for cash proceeds of $2,250,000, receipt of SVI's common stock valued at $2,142,000 and a note receivable of $13,608,000. The sale, which was recorded in the year ended March 31, 1999, resulted in a gain of $274,055, net of applicable income taxes of $753,043. Accordingly, the results of operations of IBIS for the three months and six months ended September 30, 1998 are reported as discontinued operations. See Note F for further discussion.


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

For the three months and six months ended September 30, 1999 and 1998, comprehensive income consisted of:

                                              Three Months Ended September 30,       Six Months Ended September 30,
                                                   1999              1998                1999               1998
                                            -----------------  -----------------  -----------------  -----------------
Net income (loss)                            $      (209,765)   $    2,282,512     $    1,171,703   $      4,395,971
Other comprehensive income (loss):
    Translation adjustment                           (27,205)         (240,986)           138,515           (425,171)
                                            -----------------  -----------------  -----------------  -----------------
Comprehensive income (loss)                  $      (236,970)   $    2,041,526   $      1,310,218   $      3,970,800
                                            =================  =================  =================  =================


NOTE F - EXTENSION OF NOTE RECEIVABLE

Effective October 1, 1999, the Company extended the due date on the $13,608,000 note receivable from the purchaser of IBIS. A former affiliate of the Company is a principal of such purchaser. The note was originally due October 1, 1999, and has been extended to February 15, 2000. Interest on the note is current through September 30, 1999.

NOTE G - EARNINGS PER SHARE

Earnings per share for the three months and six months ended September 30, 1999 and 1998 were as follows:

                                              Three Months Ended September 30,       Six Months Ended September 30,
                                                   1999              1998                1999               1998
                                            -----------------  -----------------  -----------------  -----------------
BASIC EARNINGS (LOSS) PER SHARE:
    Continuing operations                   $      (209,765)   $        590,532   $      1,171,703   $      1,103,703
    Discontinued operations                                -          1,691,980                  -          3,292,268
                                            -----------------  -----------------  -----------------  -----------------
         Net income (loss)                  $      (209,765)   $      2,282,512   $      1,171,703   $      4,395,971
                                            =================  =================  =================  =================

    Weighted average number of common shares     32,440,180          28,350,532         31,902,516         28,270,526
                                            =================  =================  =================  =================

     Per share:
        Continuing operations               $         (0.01)   $           0.02   $           0.04   $           0.04
        Discontinued operations                            -               0.06                  -               0.12
                                            -----------------  -----------------  -----------------  -----------------

              Net income (loss)             $         (0.01)   $           0.08   $           0.04   $           0.16
                                            =================  =================  =================  =================

DILUTED EARNINGS (LOSS) PER SHARE:
    Continuing operations                   $      (209,765)   $        590,532   $      1,171,703   $      1,103,703
    Discontinued operations                                -          1,691,980                  -          3,292,268
                                            -----------------  -----------------  -----------------  -----------------
    Net income (loss)                       $      (209,765)   $      2,282,512   $      1,171,703   $      4,395,971
                                            =================  =================  =================  =================

    Weighted average number of common and
        Common equivalent shares assuming
        issuance of all dilutive contingent
        shares:
            Common stock                          32,440,180         28,350,532         31,902,516         28,270,526
            Stock options                                  -          4,308,506          3,382,876          3,888,430
                                            -----------------  -----------------  -----------------  -----------------
                 Total                            32,440,180         32,659,038         35,285,392         32,158,956
                                            =================  =================  =================  =================
    Per share:
            Continuing operations           $          (0.01)   $          0.02   $           0.03   $           0.03
            Discontinued operations                        -               0.05                  -               0.11
                                            -----------------  -----------------  -----------------  -----------------
                 Net income (loss)          $          (0.01)   $          0.07   $           0.03   $           0.14
                                            =================  =================  =================  =================

Options outstanding during the three and six months ended September 30, 1998 to purchase 38,000 shares of common stock were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.


NOTE H  BUSINESS SEGMENTS AND GEOGRAPHIC DATA

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

                                        Three months ended September 30,        Six months ended September 30,
                                            1999            1998                     1999           1998
                                        ------------    ------------            -------------   ------------
        Revenues:
           United States                $  5,403,330    $  1,190,515            $  13,369,310   $  1,406,277
           Australia                       3,186,227       2,969,312                5,124,754      6,893,684
           United Kingdom                    913,269          72,868                2,248,780        153,593
           United Kingdom
            (discontinued operations)            -         3,867,609                        -      8,117,730
           South Africa                      563,497               -                1,090,738              -
                                        ------------    ------------            -------------   ------------
                Total revenues          $ 10,066,323    $  8,100,304            $  21,833,582   $ 16,571,284
                                        ============    ============            =============   ============

NOTE I  RESTATEMENT

Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and six-month periods ended September 30, 1999 on November 12, 1999, the Company's management determined that:

         1. Amortization periods for goodwill related to the Divergent Technologies Pty. Ltd., Chapman Computers Pty. Ltd., Applied Retail Solutions, Inc. and Island Pacific Systems Corporation acquisitions should be revised to ten years from twenty years effective April 1, 1999.
         2. Certain cost of sales should be classified as selling, general and administrative expenses.
         3. Recognition of $3,546,000 revenue from a one-time sale of certain technology rights should have been deferred until the time of payment. Previously, the Company recorded the revenue at the time the transaction was entered into. The Company entered into this technology sale transaction in September 1999, and subsequently modified the payment terms of the agreement in January 2000. The Company received $1,850,000 related to this sale in May 2000, and the balance is due during the quarter ending September 30, 2000.
         4. Certain amounts previously reported as accrued expenses, totaling $1,278,000, should be classified as deferred revenue.

As a result, the condensed consolidated financial statements for the three and six-month periods ended September 30, 1999 have been restated from amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                                As Previously       As
                                                                  Reported        Restated
                                                                ------------    ------------
        At September 30, 1999:
                Goodwill, net                                   $ 23,767,977    $ 23,328,679
                Total assets                                      95,078,073      94,638,775
                Accrued expenses                                   3,217,851       1,939,640
                Deferred revenue                                           -       4,824,605
                Income taxes payable                               2,993,868       1,580,985
                Total liabilities                                 38,317,530      40,451,041
                Total stockholders' equity                        56,760,543      54,187,734

        For the three-month period ended
        September 30, 1999:
                Net sales                                       $ 13,612,717    $ 10,066,323
                Depreciation and amortization                      1,824,249       2,030,196
                Income tax provision (benefit)                     1,352,793         (60,090)
                Net income (loss)                                  2,129,693        (209,765)
                EPS  basic                                              0.07           (0.01)
                EPS  diluted                                            0.06           (0.01)


                                                               As Previously        As
                                                                 Reported        Restated
                                                                ------------    ------------
        For the six-month period ended
        September 30, 1999:
                Net sales                                       $ 25,379,976    $ 21,833,582
                Cost of sales                                      6,424,837       5,320,707
                Depreciation and amortization                      3,377,317       3,816,615
                Selling, general and administrative expenses       7,777,079       8,881,209
                Income tax provision                               2,305,623         892,740
                Net income                                         3,744,512       1,171,703
                EPS  basic                                              0.12            0.04
                EPS  diluted                                            0.11            0.03


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

ISLAND PACIFIC ACQUISITION

Effective April 1, 1999, the Company acquired all of the outstanding shares of Island Pacific. Island Pacific, founded in 1977, is based in Irvine, California, and develops and markets retail industry merchandising and management software systems primarily in United States and the United Kingdom. The Company paid the purchase price of $35 million using cash on hand; cash acquired from sale of IBIS Systems Pty. Ltd. ("IBIS"); approximately $4 million paid by Softline Limited ("Softline"), the Company's majority stockholder, upon exercise of options; a $2.3 million loan from Claudav Holdings Ltd., B.V., a major stockholder; and two bank loans. The bank loans are secured by certain shares of the Company's subsidiaries. The first bank loan is in the amount of $15 million with interest-only payments required until maturity at December 3, 1999, convertible thereafter to a fully-amortizing two-year loan subject to certain terms and conditions. The second bank loan is in the amount of $3.5 million and is fully amortizing over two years. The secured loans bear interest at the bank's prime rate plus .25% and .50%, respectively.

DISCONTINUED OPERATIONS

Effective January 1, 1999, the Company sold its IBIS subsidiary for cash proceeds of $2,250,000, receipt of SVI's common stock valued at $2,142,000 and a note receivable of $13,608,000. The sale resulted in a gain of $274,055, net of applicable income taxes of $753,043, which was recorded in the year ended March 31, 1999. Accordingly, the operating results of IBIS for the three months and six months ended September 30, 1998 are reported as discontinued operations.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                            Three Months Ended September 30,       Six Months Ended September 30,
                                                          --------------------------------------------------------------------------
                                                                          1999                                  1998
                                                             Amount          Percentage            Amount           Percentage
                                                          -----------------  -----------------  -----------------  -----------------
Net sales                                                 $     10,066,000               100%   $      4,233,000               100%
Cost of sales                                                    2,876,000                29%          1,252,000                30%
                                                          -----------------  -----------------  -----------------  -----------------
    Gross profit                                                 7,190,000                71%          2,981,000                70%

Research and development expenses                                1,211,000                12%                  -                 0%
Selling, general and administrative expenses                     3,961,000                39%          1,741,000                41%
Other income                                                       168,000                 2%            659,000                16%
                                                          -----------------  -----------------  -----------------  -----------------

    Income before interest expense, income taxes,
        depreciation and amortization                            2,186,000                22%          1,899,000                45%

Interest expense                                                   426,000                 4%             23,000                 1%
Depreciation and amortization                                    2,030,000                20%            694,000                16%
                                                          -----------------  -----------------  -----------------  -----------------
    Income (loss) before provision for income taxes               (270,000)               -2%          1,182,000                28%

Provision (benefit) for income taxes                               (60,000)                -%            591,000                14%
                                                          -----------------  -----------------  -----------------  -----------------
    Income (loss) from continuing operations                      (210,000)               -2%            591,000                14%

Discontinued operations:
    Income from operations of IBIS Systems Ltd.,
        net of applicable income taxes of $432,000 in 1998               -                             1,692,000
                                                          -----------------                     -----------------
Net income (loss)                                         $       (210,000)                      $     2,283,000
                                                          =================                     =================

                                                                                 Six months ended September 30,
                                                          --------------------------------------------------------------------------
                                                                          1999                                  1998
                                                                Amount          Percentage            Amount           Percentage
                                                          -----------------  -----------------  -----------------  -----------------
Net sales                                                 $     21,834,000               100%   $      8,453,000               100%
Cost of sales                                                    5,320,000                24%          2,555,000                30%
                                                          -----------------  -----------------  -----------------  -----------------
    Gross profit                                                16,514,000                76%          5,898,000                70%

Research and development expenses                                1,827,000                 9%                  -                 0%
Selling, general and administrative expenses                     8,881,000                41%          3,577,000                42%
Other income                                                       632,000                 3%            870,000                10%
                                                          -----------------  -----------------  -----------------  -----------------
    Income before interest expense, income taxes,
        depreciation and amortization                            6,438,000                29%          3,191,000                38%

Interest expense                                                   556,000                 3%             42,000                 0%
Depreciation and amortization                                    3,817,000                17%          1,050,000                12%
                                                          -----------------  -----------------  -----------------  -----------------
    Income before provision for income taxes                     2,065,000                 9%          2,099,000                25%

Provision for income taxes                                         893,000                 4%            995,000                12%
                                                          -----------------  -----------------  -----------------  -----------------
    Income from continuing operations                            1,172,000                 5%          1,104,000                13%

Discontinued operations:
    Income from operations of IBIS Systems Ltd.,
        net of applicable income taxes of $672,000 in 1998               -                             3,292,000
                                                          -----------------                     -----------------
Net income                                                $      1,172,000                      $      4,396,000
                                                          =================                     =================

RESTATEMENT OF QUARTERLY INFORMATION

As discussed in the notes to the condensed consolidated financial statements, the Company restated its September 30, 1999 financial statements to:

         1. Revise the amortization periods for goodwill related to certain acquisitions to ten years from twenty years effective April 1, 1999.
         2. Classify certain cost of sales as selling, general and administrative expenses.
         3. Defer the recognition of $3,546,000 revenue from a one-time sale of certain technology rights until the time of payment. Previously the Company recorded the revenue at the time the transaction was entered into. The Company entered into this technology sale transaction in September 1999, and subsequently modified the payment terms of the agreement in January 2000. The Company received $1,850,000 related to this sale in May 2000, and the balance is due during the quarter ending September 30, 2000.
         4. Classify certain amounts previously reported as accrued expenses, totaling $1,278,000, as deferred revenue.

The above changes had no impact on the net cash flows from operations.

NET SALES

Net sales from continuing operations increased from $4,233,000 to $10,066,000 for the comparative quarters ended September 30, 1998 and 1999, respectively. This increase of $5,833,000 or 138% consists primarily of the inclusion in net sales of $4,184,000 contributed from Island Pacific.

Net sales from continuing operations for the six months ended September 30, 1999 increased by $13,381,000 or 158% to $21,834,000 from $8,453,000 for the comparable period ended September 30, 1998. The increase is due to the following:

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

For the same reason, cost of sales for the six months ended September 30, 1999 increased $2,765,000 or 108% to $5,320,000 from $2,555,000 for the comparable period in 1998.

GROSS PROFIT

Gross profit from operations increased to $7,190,000 for the quarter ended September 30, 1999 from $2,981,000 for the quarter ended September 30, 1998. Gross profit as a percentage of net sales increased from 70% to 71% over the comparative periods.

Gross profit from operations for the six months ended September 30, 1999 increased to $16,514,000 from $5,898,000 for the comparative six months ended September 30, 1998. Gross profit as a percentage of net sales increased from 70% to 76% over the comparable periods. This increase is due to a decline in lower margin hardware-related sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter and six months ended September 30, 1999 were $1,211,000 or 12% and $1,827,000 or 9% of net sales, respectively.
There were no research and development expenses in the comparative 1998 periods. The Company has commenced an active research and development program to enhance its current products and develop new retail software products to meet an expanding range of customer demands. The Company expects research and development expenses to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 1999 were $3,961,000 compared to $1,741,000 for the same period ended September 30, 1998. This increase of $2,220,000 or 128% results from the addition of Island Pacific operational expenses. Selling, general and administrative expenses declined as a percentage of net sales from 41% to 39% for the three month periods ended September 30, 1998 and September 30, 1999, respectively. This change reflects economies of scale from increasing operations. The Company believes its efforts to consolidate the operations of its retail software subsidiaries will continue to result in decreased selling, general and administrative costs as a percentage of net sales over time.

Selling, general and administrative expenses increased by $5,304,000 or 148% to $8,881,000 for the six months ended September 30, 1999 from $3,577,000, for the same period in the prior year. Selling, general and administrative expenses declined as a percentage of net sales over the six month period, from 42% in the 1998 period to 41% in the 1999 period. The same factors discussed above led to these changes.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $2,030,000 for the quarter ended September 30, 1999 from $694,000 for the quarter ended September 30, 1998. This increase of $1,336,000 or 193% is primarily related to the acquisition by the Company of Island Pacific on April 1, 1999. This acquisition resulted in significant additions to capitalized software and goodwill.

Depreciation and amortization expense for the six months ended September 30, 1999 and 1998 were $3,817,000 and $1,050,000, respectively. This increase of $2,767,000 or 264% is due to the acquisition of goodwill and capitalized software from Island Pacific and ARS.

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

The Company has $3,400,000 of credit lines to support working capital requirements. As of November 10, 1999, the outstanding balance on these lines was $1,870,000. The Company has been using operating income to discharge the payments due on the loans and lines of credit.

Accounts receivable increased from $3,310,000 at March 31, 1999 to $14,189,000 at September 30, 1999, due to the following factors:

     o Inclusion of Island Pacific accounts receivable with the balance of $4,647,000 at September 30, 1999. Island Pacific was acquired on
         April 1, 1999.
     o Increase of $4,866,000 in Divergent accounts receivable. The increase is primarily due to the one-time sale of technology rights in the quarter ended September 30, 1999. The recognition of revenue related to this sale was deferred until the time of payment. The Company received $1,850,000 related to this sale in May 2000.
     o Increase of $1,312,000 in ARS accounts receivable due to an increase in net sales.

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

The Company intended to use the proceeds of the Kielduff note to retire one of the bank loans in the amount of $15,000,000 obtained in connection with the acquisition of Island Pacific. This loan has required interest only payments of approximately $110,000 per month, but the Company has an option to convert this loan to a two year amortizing term loan upon maturity at December 3, 1999 if not sooner retired, subject to certain terms and conditions. If the loan converts, principal and interest payments will be approximately $680,000 per month. The Company believes it will have, or can generate, sufficient cash to meet these payments until the February 15, 2000 due date of the Kielduff note. However, these payments would deplete cash reserves and require a reallocation of uses of cash during the period of payments. In the event Kielduff does not make the required payment on or before February 15, 2000, the Company will be required to restructure the bank obligation or to seek other sources of cash to make the required amortizing payments.

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

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relates to its revolving credit borrowings and variable rate term loans, which total $21,505,557 at September 30, 1999. Based on this balance and an interest rate of 8% which approximates the Company's average borrowing rate during the six months ended September 30, 1999, a change in one percent in the interest rate could cause a change in interest expense of approximately $215,000 or $0.01 per basic and diluted share, on an annual basis.

These instruments are not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

The Company conducts business in various foreign currencies, primarily in Australia, Europe and South Africa. Sales are typically denominated in the local foreign currency, thereby creating exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect the Company's sales, gross margins, and retained earnings. The Company attempts to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. The Company does not hedge against foreign currency risk. Approximately 47% and 92% of our total net sales were denominated in currencies other than the U.S. dollar for the six months ended September 30, 1999 and 1998, respectively.

EQUITY PRICE RISK

At September 30, 1999, the Company had no direct equity investments.


PART II. OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 1999, the Company issued the following securities without registration under the Securities Act of 1933 (the "Securities Act"):

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 30, 1999, the Company held its annual meeting of stockholders. 30,955,585 shares out of an eligible 32,502,045 shares were represented at the meeting in person or by proxy. The following matters were considered and approved:

     o   Eight directors were elected. The nominees received the following votes


----------------------------------- ----------------------- ---------------------- ---------------------- ---------------------
NAME                                VOTES FOR                   VOTES AGAINST           ABSTENTIONS         BROKER NON-VOTES
----------------------------------- ----------------------- ---------------------- ---------------------- ---------------------
Barry M. Schechter                  30,955,585                        0                      0                     0
----------------------------------- ----------------------- ---------------------- ---------------------- ---------------------
Arthur S. Klitofsky                 30,955,585                        0                      0                     0
----------------------------------- ----------------------- ---------------------- ---------------------- ---------------------
David L. Reese                      30,955,585                        0                      0                     0
----------------------------------- ----------------------- ---------------------- ---------------------- ---------------------
Donald S. Radcliffe                 30,955,585                        0                      0                     0
----------------------------------- ----------------------- ---------------------- ---------------------- ---------------------
Ivan M. Epstein                     30,955,585                        0                      0                     0
----------------------------------- ----------------------- ---------------------- ---------------------- ---------------------
Gerald Rubenstein                   30,955,585                        0                      0                     0
----------------------------------- ----------------------- ---------------------- ---------------------- ---------------------
Ian Bonner                          30,955,585                        0                      0                     0
----------------------------------- ----------------------- ---------------------- ---------------------- ---------------------
Marcel Golding                      30,955,585                        0                      0                     0
----------------------------------- ----------------------- ---------------------- ---------------------- ---------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibits 2.1 through 10.22 of the Form 10-KSB for the fiscal year ended March 31, 1999 are incorporated herein for reference.

      Exhibit                       Description
      -------                       -----------

      10.23 Amendment to Note, incorporated by reference to exhibit 2.1 of the Form 8-K filed November 1, 1999

      27                            Financial Data Schedule

(b)   Reports on Form 8-K

The Company filed a Form 8-K/A on August 16, 1999 attaching in Item 7 financial statements associated with the acquisition of Island Pacific Systems Corporation.


                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SVI Holdings, Inc.
                                            Registrant

                                            /s/ David L. Reese
                                            ------------------------------------
Date: July 11, 2000                         David L. Reese
                                            Chief Financial Officer

                                            Signing on behalf of the registrant
                                            and as principal accounting officer.