Form 10-Q/A
period 1999-12-31
SVI HOLDINGS INC
filed 2000-07-11
CIK 866535

UNITED STATES

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               (Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999 OR
                                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO_______.


Commission file number  0-23049
                        -------

                               SVI HOLDINGS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                  84-1131608
  -------------------------------        ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

12707 HIGH BLUFF DRIVE, SUITE 335, SAN DIEGO, CA               92130
--------------------------------------------------          ----------
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

                                EXPLANATORY NOTE



This quarterly report on Form 10-Q/A is an amendment to the Form 10-Q filed by the Company on February 14, 2000 for the quarter ended December 31, 1999.

This quarterly report on Form 10-Q/A is being filed to reflect the restatement of the Registrant's Condensed Consolidated Financial Statements (the "Restatement"). The Restatement reflects the following:

         1. Change in amortization periods for goodwill related to certain acquisitions.
         2. Classification of certain research and development expenses as selling, general and administrative expenses.
         3. Deferral of recognition of revenue from a one-time sale of certain technology rights until the time of payment.
         4.   Classification of certain accrued expenses as deferred revenue.
         5.   Classification of a note receivable as long-term asset.

This report does not otherwise attempt to update the information included herein beyond the original filing date.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1999
           (as restated) and March 31, 1999...............................    4

         Condensed Consolidated Statements of Operations for the Three
           Months Ended December 31, 1999 (as restated) and 1998 .........    5

         Condensed Consolidated Statements of Operations for the Nine
           Months Ended December 31, 1999 (as restated) and 1998..........    6

         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended December 31, 1999 (as restated) and 1998 .........    7

         Notes to Condensed Consolidated Financial Statements ............    8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   21

Item 2.  Changes in Securities and Use of Proceeds........................   21

Item 5.  Other Matters....................................................   22

Item 6.  Exhibits and Reports on Form 8-K.................................   22

Signature.................................................................   22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      SVI HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                          December 31,         March 31,
                                                             1999                1999
                                                        --------------      --------------
                                                        (As restated-
                                                         see Note I)
ASSETS
Current assets:
    Cash and cash equivalents                           $   1,596,567       $  13,006,153
    Accounts receivable, net                                9,756,203           3,310,008
    Other receivables                                         792,185             852,836
    Note receivable                                                 -          13,608,000
    Inventories                                               194,243             238,314
    Prepaid expenses and other current assets                 550,016             183,760
                                                        --------------      --------------
            Total current assets                           12,889,214          31,199,071

Note receivable                                            13,875,487                   -
Property and equipment, net                                 1,254,188             734,386
Capitalized software, net                                  34,439,952          14,053,186
Goodwill, net                                              22,711,872           4,534,570
Non-compete agreements, net                                 2,911,560           1,677,112
Deferred tax asset                                            772,395             762,910
Other assets                                                  262,584             175,649
                                                        --------------      --------------
            Total assets                                $  89,117,252       $  53,136,884
                                                        ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                    $   1,021,331       $     345,275
    Accrued expenses                                        1,552,159           1,610,945
    Deferred revenue                                        3,686,469             297,160
    Line of credit                                          1,069,757             231,876
    Short-term note payable                                15,000,000                   -
    Current portion of long-term note payable               1,750,000                   -
    Income taxes payable                                      604,936           2,576,151
                                                        --------------      --------------
            Total current liabilities                      24,684,652           5,061,407

Note payable                                                  729,167                   -
Due to stockholder                                          1,718,939                   -
Long-term liabilities                                               -           2,000,000
Deferred tax liability                                      9,473,203             805,433
                                                        --------------      --------------
            Total liabilities                              36,605,961           7,866,840
                                                        --------------      --------------
Stockholders equity:
  Preferred Stock, $.0001 par value; 5,000,000
    shares authorized; none issued and outstanding                  -                   -
  Common stock, $.0001 par value; 50,000,000
    shares authorized; 32,928,087 and 29,741,278
    shares issued and outstanding                               3,330               2,987
  Additional paid in capital                               48,229,207          39,435,921
  Due from stockholder                                       (338,203)                  -
  Shares receivable                                                 -          (2,142,000)
  Treasury stock, at cost; shares  366,400 and 127,400     (3,641,174)           (951,404)
  Retained earnings                                         9,020,652           9,885,138
  Accumulated other comprehensive income                     (762,521)           (960,598)
                                                        --------------      --------------
            Total stockholders' equity                     52,511,291          45,270,044
                                                        --------------      --------------

         Total liabilities and stockholders' equity     $  89,117,252       $  53,136,884
                                                        ==============      ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended December 31,
                                                   1999                1998
                                              --------------      --------------
                                              (As restated-
                                               see Note I)

Net sales                                     $   7,484,371       $   4,609,054
Cost of sales                                     1,910,972           1,518,165
                                              --------------      --------------
          Gross profit                            5,573,399           3,090,889

Research and development expenses                 1,409,742                   -
Depreciation and amortization                     1,964,492             425,763
Selling, general and administrative expenses      4,927,638           1,780,341
                                              --------------      --------------
          Income (loss) from operations          (2,728,473)            884,785
                                              --------------      --------------

Other income (expense):
  Interest income                                   272,509             140,889
  Interest expense                                 (447,302)            (24,294)
  Gain (loss) on foreign currency transactions       97,970             (68,148)
  Other, net                                       (159,610)             13,713
                                              --------------      --------------
          Total other income (expense)             (236,433)             62,160
                                              --------------      --------------
Income (loss) before provision for
 income taxes                                    (2,964,906)            946,945

Provision (benefit) for income taxes               (928,715)            343,491
                                              --------------      --------------
Income (loss) from continuing operations         (2,036,191)            603,454

Discontinued operations:
  Income from operations of IBIS Systems
   Ltd., net of applicable income taxes
    of $165,288 in 1998                                   -             724,779
                                              --------------      --------------

Net income (loss)                             $  (2,036,191)      $   1,328,233
                                              ==============      ==============



Basic earnings (loss) per common share:
  Continuing operations                       $       (0.06)      $        0.02
  Discontinued operations                                 -                0.03
                                              --------------      --------------
          Net income (loss)                   $       (0.06)      $        0.05
                                              ==============      ==============

Diluted earnings (loss) per common share:
  Continuing operation                        $       (0.06)      $        0.02
  Discontinued operations                                 -                0.02
                                              --------------      --------------
          Net income (loss)                   $       (0.06)      $        0.04
                                              ==============      ==============

Weighted-average common shares outstanding:
  Basic                                          32,555,341          28,618,963
                                              ==============      ==============
  Diluted                                        32,555,341          32,743,958
                                              ==============      ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Nine Months Ended December 31,
                                                   1999                1998
                                              --------------      --------------
                                              (As restated-
                                               see Note I)

Net sales                                     $  29,317,953       $  13,087,064
Cost of sales                                     7,231,679           4,067,594
                                              --------------      --------------
            Gross profit                         22,086,274           9,019,470

Research and development                          3,236,513                   -
Depreciation and amortization                     5,781,105           1,570,543
Selling, general and administrative expenses     13,808,847           5,300,240
                                              --------------      --------------
            Operating income (loss)                (740,191)           2,148,687
                                              --------------      --------------
Other income (expense):
  Interest income                                   816,653             482,936
  Interest expense                               (1,003,593)            (66,556)
  Loss on foreign currency transactions                (749)            (62,547)
  Other, net                                         27,419             553,476
                                              --------------      --------------
            Total other income                     (160,270)            907,309
                                              --------------      --------------
Income (loss) before provision for
 income taxes                                      (900,461)          3,055,996

  Provision (benefit) for income taxes              (35,975)          1,346,714
                                              --------------      --------------
Income (loss) from continuing operations           (864,486)          1,709,282

Discontinued operations:
  Income from operations of IBIS Systems
   Ltd., net of applicable income taxes
    of $836,882 in 1998                                   -           4,017,047
                                              --------------      --------------
Net income (loss)                             $    (864,486)       $  5,726,329
                                              ==============      ==============


Basic earnings (loss) per common share:
    Continuing operations                     $       (0.03)      $        0.06
    Discontinued operations                               -                0.14
                                              --------------      --------------
            Net income (loss)                 $       (0.03)      $        0.20
                                              ==============      ==============
Diluted earnings (loss) per common share:
    Continuing operations                     $       (0.03)      $        0.05
    Discontinued operations                               -                0.13
                                              --------------      --------------
            Net income (loss)                 $       (0.03)      $        0.18
                                              ==============      ==============
Weighted-average common shares outstanding:
  Basic                                          32,120,916          28,387,094
                                              ==============      ==============
  Diluted                                        32,120,916          32,284,928
                                              ==============      ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                       Nine Months Ended December 31,
                                                           1999                1998
                                                      --------------      --------------
                                                      (As restated-
                                                       see Note I)
Cash flows from operating activities:
  Net income (loss)                                    $    (864,486)      $   5,726,329
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating
   activities:
    Depreciation and amortization                          5,781,105           2,109,015
    Compensation expense for stock options granted                 -             400,277
    Loss on foreign currency transactions                        749                   -
    Changes in deferred taxes                               (141,715)           (249,347)
    Loss on sale of fixed assets                              15,517               9,991
  Changes in assets and liabilities net of effects
   from acquisitions:
    Accounts receivable and other receivables             (4,923,173)         (3,455,772)
    Inventories                                               44,071             150,995
    Prepaid expenses and other assets                       (168,080)           (441,608)
    Accounts payable and accrued expenses                 (2,067,112)         (3,336,592)
    Deferred revenue                                       2,385,487             336,551
    Income tax payable                                    (1,971,215)            319,696
                                                       --------------      --------------
Net cash provided by (used for) operating activities      (1,908,852)          1,569,535
                                                       --------------      --------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                     (33,697,748)         (2,103,292)
  Purchase of furniture and equipment                       (333,968)           (572,411)
  Increase in note receivable                               (623,257)                  -
  Proceeds from sale of fixed assets                               -              67,197
  Capitalized software development costs                  (1,326,492)         (2,201,881)
  Loan to affiliate                                                -          (5,301,201)
                                                       --------------      --------------
Net cash used for investing activities                   (35,981,465)        (10,111,588)
                                                       --------------      --------------
Cash flows from financing activities:
  Issuance of common stock                                 5,829,441             188,048
  Increase (decrease) in amount due to stockholders, net   1,718,939             (14,552)
  Purchased treasury stock                                         -            (666,904)
  Proceeds from line of credit (net)                       1,082,581                   -
  Proceeds from notes payable (net)                       17,861,150                   -
                                                       --------------      --------------
Net cash provided by (used for) financing activities      26,492,111            (493,408)
                                                       --------------      --------------

Effect of exchange rate changes on cash                      (11,380)           (277,382)
                                                       --------------      --------------
  Net decrease in cash and cash equivalents              (11,409,586)         (9,312,843)

Cash and cash equivalents, beginning of period            13,006,153          14,468,578
                                                       --------------      --------------
Cash and cash equivalents, end of period               $   1,596,567       $   5,155,735
                                                       ==============      ==============
Supplemental disclosure of cash flow information:
  Interest paid                                        $     921,543       $      93,948
  Income taxes paid                                    $   2,158,814       $   2,005,439

Supplemental schedule of non-cash
 investing and financing activities:
  Received 178,500 treasury shares in connection
   with the sale of IBIS                               $   2,142,000       $           -
  Received 12,500 treasury shares for
   exercise price of options                           $     150,000       $           -
  Issued 55,000 and 52,000, respectively,
   shares of common stock in connection
   with the acquisition of Todds of Lincoln            $     402,182       $     208,000
  Acquired Triple-S Limited by incurring a
   short-term liability                                $           -       $     429,208
  Issued 165,000 and 250,000, respectively, shares
   of common stock in connection with the acquisition
   of Applied Retail Solutions, Inc.                    $   2,000,000       $   1,000,000
  Received 45,000 shares in payment of
   interest due on note receivable                      $     355,770       $           -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - ORGANIZATION AND BASIS OF PREPARATION

The accompanying condensed consolidated financial statements have been prepared from the unaudited records of SVI Holdings, Inc. and subsidiaries (collectively, the "Company"). In the opinion of the management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all the periods presented have been made.

Certain amounts in the prior periods have been reclassified to conform to the presentation for the three and nine months ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-KSB for the year ended March 31, 1999.

The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE B - ACQUISITIONS AND RELATED PARTIES

Effective April 1, 1999, the Company acquired Island Pacific Systems Corporation ("Island Pacific"), a California corporation, for $35 million cash. The Company also entered into three-year non-compete agreements with some of Island Pacific's principals. The acquisition was funded by cash on hand; cash acquired from the sale of IBIS Systems Pty. Ltd. ("IBIS"); approximately $4 million paid by the majority stockholder upon exercise of options; a $2.3 million loan from a major stockholder, with no stated maturity date and with interest at prime rate; and two bank loans. The first bank loan is in the amount of $15 million, with interest-only payments required at the bank's prime rate plus .25% until March 2000 and convertible thereafter to a fully-amortizing two-year loan. The second loan is in the amount of $3.5 million and is a fully amortizing two-year loan with interest at the bank's prime rate plus .50%. Island Pacific, founded in 1977, is based in Irvine, California, and develops and markets retail industry merchandising and management software systems. Island Pacific's software automates the full scope of a retailer's operations from inventory planning and purchasing through distribution and final sale of goods. Island Pacific's products have been licensed to over 245 clients worldwide.

The Company is in the process of determining the appropriate values to be assigned to the assets acquired and liabilities assumed in the acquisition of Island Pacific. Accordingly, the Company's estimates of these values are subject to revision upon the completion of the Company's evaluation which may result in an adjustment to the current values assigned to such assets and liabilities. The Company is amortizing estimated goodwill acquired in the acquisition on a straight-line basis over ten years.

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

                                         Three months ended    Nine months ended
                                                    December 31, 1998
                                         ---------------------------------------
Total revenues                           $    8,464,409          $   25,280,000
Net loss                                 $   (1,407,000)         $   (1,633,000)

Basic and diluted loss per share         $        (0.05)         $        (0.06)

NOTE C - DISCONTINUED OPERATIONS

Effective January 1, 1999, the Company sold its IBIS subsidiary for cash proceeds of $2,250,000, receipt of SVI's common stock valued at $2,142,000 and a note receivable of $13,608,000. The sale, which was recorded in the year ended March 31, 1999, resulted in a gain of $274,055, net of applicable income taxes of $753,043. Accordingly, the results of operations of IBIS for the three months and nine months ended December 31, 1998 are reported as discontinued operations. See Note F for further discussion.


NOTE D - TREASURY STOCK

During the nine months ended December 31, 1999, the Company acquired 178,500 shares of its common stock in connection with the sale of IBIS. The transaction was recorded using the cost method. During the three months ended December 31, 1999, the Company acquired 45,000 shares of the Company common stock surrendered in payment of interest due on the IBIS note receivable. As of December 31, 1999, the Company holds in treasury 366,400 shares of its common stock.


NOTE E - REPORTING COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying comprehensive income and its components. The accumulated balance of other comprehensive income is disclosed as a separate component of stockholders' equity.

For the three months and nine months ended December 31, 1999 and 1998, comprehensive income consisted of:

                                                Three months ended December 31,    Nine months ended December 31,
                                                     1999            1998             1999              1998
                                                --------------  --------------    --------------   --------------
Net income (loss)                               $  (2,036,191)  $   1,328,233     $    (864,486)    $   5,726,329
Other comprehensive income (loss):
  Translation adjustment                              (59,561)        147,788           197,937         (277,383)
                                                --------------  --------------    --------------   --------------
Comprehensive income (loss)                     $  (2,095,752)  $   1,476,021     $    (666,549)    $   5,448,946
                                                ==============  ==============    ==============   ==============


NOTE F - AMENDMENT TO TERMS OF PROMISSORY NOTE

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

NOTE G - EARNINGS PER SHARE

Earnings per share for the three months and nine months ended December 31, 1999 and 1998 were as follows:

                                                Three months ended December 31,    Nine months ended December 31,
                                                     1999            1998             1999              1998
                                                --------------  --------------    --------------   --------------
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations                         $  (2,036,191)  $     603,454     $    (864,486)   $   1,709,282
  Discontinued operations                                   -         724,779                 -        4,017,047
                                                --------------  --------------    --------------   --------------
        Net income (loss)                       $  (2,036,191)  $   1,328,233     $    (864,486)   $   5,726,329
                                                ==============  ==============    ==============   ==============
  Weighted average number of common shares         32,555,341      28,618,963        32,120,916       28,387,094
                                                ==============  ==============    ==============   ==============
  Per share:
    Continuing operations                       $       (0.06)  $        0.02     $       (0.03)   $        0.06
    Discontinued operations                                 -            0.03                 -             0.14
                                                --------------  --------------    --------------   --------------
        Net income (loss)                       $       (0.06)  $        0.05     $       (0.03)   $        0.20
                                                ==============  ==============    ==============   ==============

DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations                         $  (2,036,191)  $     603,454     $    (864,486)   $   1,709,282
  Discontinued operations                                   -         724,779                 -        4,017,047
                                                --------------  --------------    --------------   --------------
         Net income (loss)                      $  (2,036,191)  $   1,328,233     $    (864,486)   $   5,726,329
                                                ==============  ==============    ==============   ==============
  Weighted average number of common and
    common equivalent shares assuming issuance
    of all dilutive contingent shares:
      Common stock                                 32,555,341      28,618,963        32,120,916       28,387,094
      Stock options                                         -       4,124,995                 -        3,897,834
                                                --------------  --------------    --------------   --------------
            Total                                  32,555,341      32,743,958        32,120,916       32,284,928
                                                ==============  ==============    ==============   ==============
  Per share:
      Continuing operations                     $       (0.06)  $        0.02     $       (0.03)   $        0.05
      Discontinued operations                               -            0.02                 -             0.13
                                                --------------  --------------    --------------   --------------
            Net income (loss)                   $       (0.06)  $        0.04     $       (0.03)   $        0.18
                                                ==============  ==============    ==============   ==============

Options outstanding during the nine months ended December 31, 1998 to purchase 40,300 shares of common stock were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.


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

                                                Three months ended December 31,    Nine months ended December 31,
                                                     1999            1998             1999              1998
                                                --------------  --------------    --------------   --------------
  Revenues:
    United States                               $   4,626,664   $   1,516,483     $  17,995,974    $   2,922,760
    Australia                                       2,271,717       3,030,712         7,396,471        9,948,852
    United Kingdom                                    585,990          61,859         2,834,770          215,452
    United Kingdom (discontinued operations)                -       4,284,791                 -       12,402,521
    South Africa                                            -               -         1,090,738                -
                                                --------------  --------------    --------------   --------------
            Total revenues                      $   7,484,371   $   8,918,301     $  29,317,953    $  25,489,585
                                                ==============  ==============    ==============   ==============

NOTE I  RESTATEMENT

Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and nine-month periods ended December 31, 1999 on February 14, 2000, the Company's management determined that:

         1. Amortization periods for goodwill related to the Divergent Technologies Pty. Ltd., Chapman Computers Pty. Ltd., Applied Retail Solutions, Inc. and Island Pacific Systems Corporation acquisitions should be revised to ten years from twenty years effective April 1, 1999.
         2. Certain research and development expenses should be classified as selling, general and administrative expenses.
         3. Recognition of $3,546,000 revenue from a one-time sale of certain technology rights should have been deferred until the time of payment. Previously the Company recorded the revenue at the time the transaction was entered into. The Company entered into this technology sale transaction in September 1999, and subsequently modified the payment terms of the agreement in January 2000. The Company received $1,850,000 related to this sale in May 2000, and the balance is due during the quarter ending September 30, 2000.
         4. Certain amounts previously reported as accrued expenses, totaling $140,000, should be classified as deferred revenue.
         5.   A note receivable should be classified as long-term asset.

As a result, the condensed consolidated financial statements for the three and nine-month periods ended December 31, 1999 have been restated from amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                                        As Previously        As
                                                                           Reported       Restated
                                                                        ------------    ------------
        At December 31, 1999:
                Note receivable-current                                 $ 13,875,487    $          -
                Current assets                                            26,764,701      12,889,214
                Note receivable-long term                                          -      13,875,487
                Goodwill, net                                             23,482,780      22,711,872
                Total assets                                              89,888,160      89,117,252
                Accrued expenses                                           1,692,234       1,552,159
                Income tax payable                                         2,017,819         604,936
                Deferred revenue                                                   -       3,686,469
                Total liabilities                                         34,472,450      36,605,961
                Total stockholders' equity                                55,415,710      52,511,291

        For the three-month period ended December 31, 1999:
                Research and development                                $  1,931,446    $  1,409,742
                Depreciation and amortization                              1,632,882       1,964,492
                Selling, general and administrative expenses               4,405,934       4,927,638
                Net loss                                                  (1,704,581)     (2,036,191)
                EPS basic and diluted                                          (0.05)          (0.06)

        For the nine-month period ended December 31, 1999:
                Net sales                                               $ 32,864,347    $ 29,317,953
                Research and development                                   4,661,172       3,236,513
                Depreciation and amortization                              5,010,197       5,781,105
                Selling, general and administrative expenses              12,384,188      13,808,847
                Income tax provision (benefit)                             1,376,908         (35,975)
                Net income (loss)                                          2,039,933        (864,486)
                EPS basic                                                       0.06           (0.03)
                EPS diluted                                                     0.05           (0.03)


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


RESTATEMENT OF QUARTERLY INFORMATION

As discussed in the notes to condensed consolidated financial statements, the Company restated its December 31, 1999 financial statements to:

         1. Revise the amortization periods for goodwill related to certain acquisitions to ten years from twenty years effective April 1, 1999.
         2. Classify certain research and development expenses as selling, general and administrative expenses.
         3. Defer the recognition of $3,546,000 revenue from a one-time sale of certain technology rights until the time of payment. Previously, the Company recorded the revenue at the time the transaction was entered into. The Company entered into this technology sale transaction in September 1999, and subsequently modified the payment terms of the agreement in January 2000. The Company received $1,850,000 related to this sale in May 2000, and the balance is due during the quarter ending September 30, 2000.
         4. Classify certain amounts previously reported as accrued expenses, totaling $140,000, as deferred revenue.
         5.   Classify a note receivable as long-term asset.

These changes had no impact on the net cash flows from operations.

ISLAND PACIFIC ACQUISITION

Effective April 1, 1999, the Company acquired all of the outstanding shares of Island Pacific. Island Pacific, founded in 1977, is based in Irvine, California, and develops and markets retail industry merchandising and management software systems primarily in United States and the United Kingdom. The Company paid the purchase price of $35 million using cash on hand; cash acquired from sale of IBIS Systems Pty. Ltd. ("IBIS"); approximately $4 million paid by Softline Limited ("Softline"), the Company's majority stockholder, upon exercise of options; a $2.3 million loan from Claudav Holdings Ltd., B.V., a major stockholder; and two bank loans. The bank loans are secured by certain shares of the Company's subsidiaries. The first bank loan is in the amount of $15 million. This loan requires interest-only payments until maturity in March 2000, and the Company then has an option to convert the loan to a fully-amortizing two-year loan subject to certain terms and conditions. The second bank loan is in the amount of $3.5 million and is fully amortizing over two years. The secured loans bear interest at the bank's prime rate plus .25% and .50%, respectively.

DISCONTINUED OPERATIONS

Effective January 1, 1999, the Company sold its IBIS subsidiary for cash proceeds of $2,250,000, receipt of SVI's common stock valued at $2,142,000 and a note receivable of $13,608,000. The sale resulted in a gain of $274,000, net of applicable income taxes of $753,000, which was recorded in the year ended March 31, 1999. Accordingly, the operating results of IBIS for the three months and nine months ended December 31, 1998 are reported as discontinued operations.

SALE OF TRIPLE-S COMPUTERS PTY. LTD.

Effective October 1, 1999, the Company sold its Triple-S Computers Pty. Ltd. subsidiary ("Triple-S") to Softline Limited ("Softline"), the Company's majority shareholder. Triple-S developed and installed retail point of sale systems throughout Southern Africa. Softline agreed to transfer 64,341 shares of the Company's common stock valued at the October 1, 1999 closing price of $8.50 per share as consideration for the acquisition. The transfer of Triple-S was recorded at the Company's historical book basis and was not material to the operations of the Company as no gain or loss was recorded.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

The following table sets forth for the three months ended December 31, 1999 and 1998, the relative percentages that certain income and expense items bear to net sales:

                                                                            Three months ended December 31,
                                                        -----------------------------------------------------------------------
                                                                       1999                                 1998
                                                        Amount             Percentage          Amount          Percentage
                                                        --------------       --------------    --------------    --------------
Net sales                                               $   7,484,000                  100%    $   4,609,000               100%
Cost of sales                                               1,911,000                   26%        1,518,000                33%
                                                        --------------       --------------    --------------    --------------
    Gross profit                                            5,573,000                   74%        3,091,000                67%

Research and development                                    1,410,000                   19%                -                 0%
Selling, general and administrative expenses                4,928,000                   66%        1,780,000                39%
Other income                                                  211,000                    3%           86,000                 2%
                                                        --------------       --------------    --------------    --------------
  Income (loss) before interest expense, income taxes,
    depreciation and amortization                            (554,000)                  -8%        1,397,000                30%

Interest expense                                              447,000                    5%           24,000                 1%
Depreciation and amortization                               1,964,000                   26%          426,000                 9%
                                                        --------------       --------------    --------------    --------------
  Income (loss) before provision for income taxes          (2,965,000)                 -39%          947,000                21%

Provision (benefit) for income taxes                         (929,000)                  12%          344,000                 7%
                                                        --------------       --------------    --------------    --------------
    Income (loss) from continuing operations               (2,036,000)                 -27%          603,000                13%

Discontinued operations:
  Income from operations of IBIS Systems Ltd.,
    Net of applicable income taxes of $165,000 in 1998               -                               725,000
                                                        --------------                         --------------
Net income (loss)                                       $  (2,036,000)                         $   1,328,000
                                                        ==============                         ==============


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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended December 31, 1999 were $1,410,000 or 19% of net sales. There were no research and development expenses in the comparative 1998 period. The Company has commenced an active research and development program to enhance its current products and to develop new retail software products. A significant portion of these expenses during the third quarter were related to development of a comprehensive suite of electronic commerce products, which are expected to be introduced late in the fourth quarter of fiscal 2000 and throughout fiscal year 2001. The Company expects research and development expenses to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 1999 were $4,928,000 compared to $1,780,000 for the same period ended December 31, 1998. This increase of $3,148,000 or 177% resulted from the addition of Island Pacific operational expenses. The increase in selling, general and administrative expenses was greater than the corresponding increase in net sales, causing the percentage of net sales represented by these expenses to increase from 39% to 66% of net sales for the three month periods ended December 31, 1998 and 1999, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $1,964,000 for the quarter ended December 31, 1999 from $426,000 for the quarter ended December 31, 1998. This increase of $1,538,000 or 361% is primarily related to the acquisition of Island Pacific on April 1, 1999. This acquisition resulted in significant additions to capitalized software and goodwill.

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

NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

The following table sets forth for the nine months ended December 31, 1999 and 1998, the relative percentages that certain income and expense items bear to net sales:

                                                                            Nine months ended December 31,
                                                        -----------------------------------------------------------------------
                                                                       1999                                  1998
                                                            Amount             Percentage          Amount          Percentage
                                                        --------------       --------------    --------------    --------------
Net sales                                               $  29,318,000                  100%    $  13,087,000               100%
Cost of sales                                               7,232,000                   25%        4,068,000                31%
                                                        --------------       --------------    --------------    --------------
  Gross profit                                             22,086,000                   75%        9,019,000                69%

Research and development                                    3,236,000                   11%                -                 0%
Selling, general and administrative expenses               13,809,000                   47%        5,300,000                40%
Other income                                                  843,000                    3%          974,000                 7%
                                                        --------------       --------------    --------------    --------------

  Income before interest expense, income taxes,
    depreciation and amortization                           5,884,000                   20%        4,693,000                36%

Interest expense                                            1,003,000                    3%           67,000                 1%
Depreciation and amortization                               5,781,000                   20%        1,570,000                12%
                                                        --------------       --------------    --------------    --------------
  Income (loss) before provision for income taxes            (900,000)                  -3%        3,056,000                23%

Provision (benefit) for income taxes                          (36,000)                   -%        1,347,000                10%
                                                        --------------       --------------    --------------    --------------
  Income (loss) from continuing operations                   (864,000)                  -3%        1,709,000                13%

Discontinued operations:
  Income from operations of IBIS Systems Ltd.,
    net of applicable income taxes of $837,000 in 1998              -                              4,017,000
                                                        --------------                         --------------
Net income (loss)                                        $   (864,000)                         $   5,726,000
                                                        ==============                         ==============


NET SALES

Net sales from continuing operations for the nine months ended December 31, 1999 increased by $16,231,000 or 124% to $29,318,000 from $13,087,000 for the comparable period ended December 31, 1998. The increase is due to the following:

     o    Inclusion in net sales of $14,942,000 from Island Pacific.
     o Increase of $2,620,000 in net sales of ARS, approximately $1,572,000 of which represents ARS net sales in the quarter ended June 30, 1999. The Company acquired ARS during the second quarter of fiscal 1999, so no net sales from ARS are included in the quarter ended June 30, 1998.

     offset in part by a reduction of $1,461,000 in Divergent's net sales due to the completion of several large contracts during the first quarter of fiscal 1999.

COST OF SALES

Cost of sales for the nine months ended December 31, 1999 increased $3,164,000 or 78% to $7,232,000 from $4,068,000 for the comparable period in 1998. The increase was caused by increased net sales.

GROSS PROFIT

Gross profit for the nine months ended December 31, 1999 increased to $22,086,000 from $9,019,000 for the comparative nine months ended December 31, 1998. Gross profit as a percentage of net sales increased from 69% to 75% over the comparable periods. This increase is due to a decline in lower margin hardware-related sales. Gross profit for the 1998 period does not include the IBIS discontinued operations.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the nine months ended December 31, 1999 were $3,236,000 or 11% of net sales. There were no research and development expenses in the comparative 1998 period. The Company has commenced an active research and development program to enhance its current products and develop new retail software products to meet an expanding range of customer demands, including the development of electronic commerce products. The Company expects research and development expenses to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $8,509,000 or 161% to $13,809,000 for the nine months ended December 31, 1999, from $5,300,000 for the same period in the prior year. Selling, general and administrative expenses for the nine month periods increased as a percentage of net sales, from 40% in the 1998 period to 47% in the 1999 period. The increase is due to the increase in corporate level marketing and administrative expenses at the corporate level resulting from expansion of company-wide marketing and investor relation activities.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the nine months ended December 31, 1999 and 1998 were $5,781,000 and $1,570,000, respectively. This increase of $4,211,000 or 268% is due to the acquisition of goodwill and capitalized software from Island Pacific and ARS.

INTEREST INCOME AND EXPENSE

For the nine-month periods ended December 31, 1999 and December 31, 1998, interest expense was $1,003,000 and $67,000, respectively. This increase was due to the loans obtained to acquire Island Pacific. Interest income during the nine months ended December 31, 1999 was $817,000 compared to $483,000 for the nine months ended December 31, 1998. Approximately 87% of the interest income during the nine months ended December 31, 1999 consisted of income from the note payable from the purchaser of IBIS.


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

OPERATING ACTIVITIES

Cash used for operating activities during the nine months ended December 31, 1999 was $1,909,000 consisting primarily of the following:

     o    Income tax payments of $2,159,000.
     o    Increase in accounts receivables of $4,923,000.
     o    Decrease in accounts payable and accrued expenses of $2,067,000.

     offset in part by an increase of $2,385,000 in deferred revenue and pre-tax income of $4,917,000 including non-cash expenses of $5,781,000 for depreciation and amortization.

Accounts receivable increased from $3,310,000 at March 31, 1999 to $9,756,000, due to the following factors:

     o Inclusion of Island Pacific accounts receivable of $2,311,000 at December 31, 1999. Island Pacific was acquired on April 1, 1999.
o Increase of $4,017,000 in Divergent accounts receivable. The increase is primarily due to the non-recurring sale of technology rights in the second quarter. The recognition of revenue from this sale was deferred until the time of payment. The Company received $1,850,000 related to this sale in May 2000.
o Increase of $402,000 in ARS accounts receivable due to an increase in sales since March 31, 1999.

INVESTING ACTIVITIES

Cash used for investing activities during the nine months ended December 31, 1999 was $35,981,000 consisting primarily of the net cash purchase price of $33,697,000 for Island Pacific ($35,000,000 purchase price less $1,303,000 cash acquired) and capitalized software development costs of $1,326,000.

FINANCING ACTIVITIES

Cash provided by financing activities during the nine months ended December 31, 1999 was $26,492,000 consisting primarily of the following:

o        Issuance of stock for total proceeds of $5,829,000.
o A loan from a stockholder in the net amount of $1,719,000 used for the purchase of Island Pacific.
o        Proceeds from the line of credit of $1,083,000.
o Bank loans in the total amount of $18,500,000, reduced by $639,000 in principal payments.

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

After considering its alternatives, the Company determined to further amend the terms of the note and the related agreements. The Company agreed to extend the due date of the note to November 15, 2000. The Company further consented, as a part of the planned reorganization by Kielduff, to Kielduff's transfer of the IBIS stock to a wholly-owned subsidiary of Integrity Software, Inc. ("Integrity"). The common stock of Integrity currently trades on the inter-dealer network under the symbol "INTY" with prices quoted in the National Quotation Bureau Pink Sheets. The market for Integrity shares (Pre-reorganization) has been limited. Kielduff received in consideration for such transfer 3,840,000 shares of Integrity common stock (the "Integrity Shares"). The Company took a 100% security interest in the Integrity Shares as a substitution of collateral securing the note. The Company also obtained the right to convert all or any portion of the unpaid indebtedness under the note to Integrity Shares valued at $5.00 per share.

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

The current balance payable to the Company on the Kielduff note is $13,608,000. The Company accepted 45,000 shares of its common stock in October 1999 in satisfaction of $355,770 in accrued interest through October 1, 1999. The remainder of the interest on the note accrues until the due date of November 15, 2000 or earlier conversion. The Company considers it unlikely that it will achieve significant liquidity from the Kielduff note or the option to convert that note to Integrity Shares prior to the November 15, 2000 due date, and the Company cannot accurately determine when it will obtain liquidity from such note or the Integrity Shares.

The Company intended to use the proceeds of the Kielduff note to retire one of the bank loans in the amount of $15,000,000 obtained in connection with the acquisition of Island Pacific. This loan originally required interest only payments of approximately $110,000 per month until maturity in December 1999, after which the Company had an option to convert the loan to a two-year amortizing term loan subject to certain terms and conditions. The bank agreed to extend the maturity date to March 2000. Principal and interest payments on the converted loan would be approximately $680,000 per month.

FUTURE CAPITAL REQUIREMENTS

The Company has, at this time, sufficient cash or sources of cash to meet its current and anticipated needs for the next twelve months. However, the additional extension granted to Kielduff has strained the Company's cash reserves. Accordingly, the Company is aggressively pursuing various strategies for raising capital to meet actual and potential capital needs for the next twelve months. Strategies being considered include further bank loans, a private placement of securities and/or a capital infusion from Softline. The Company has no current commitments for funding, and there is no guarantee that funding will be available when needed, or on terms and conditions acceptable to the Company. The Company believes the bank will further restructure payment obligations on the bank loans if the Company is not able to raise significant funds prior to March 2000, although there is no binding commitment from the bank to that effect. Failure to obtain funding when needed could strain further the cash resources of the Company. If the Company is unable to raise sufficient capital to meet it needs, it would likely reduce or eliminate new product research and development, reallocate uses of cash and/or curtail certain activities. Any of these actions could have a negative effect on results of operations.

YEAR 2000 READINESS DISCLOSURE

The Company completed its Year 2000 program in November 1999, and maintained response teams on call 24 hours a day from December 31, 1999 through January 5, 2000. These teams received calls relating to very limited and minor problems.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risks, which include changes in interest rates, changes in foreign currency exchange rate as measured against the U.S. dollar and changes in the value of stock of a publicly traded company which secures a promissory note held by the Company.

INTEREST RATE RISK

The Company's exposure to market risk for changes in interest rates relates to its revolving credit borrowings and variable rate term loans, which total $20,267,863 at December 31, 1999. Based on this balance and an interest rate of 8% which approximates the Company's average borrowing rate during the nine months ended December 31, 1999, a change in one percent in the interest rate would cause a change in interest expense of approximately $203,000 or $0.01 per basic and diluted share, on an annual basis.

These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

The Company conducts business in various foreign currencies, primarily in Australia, Europe and South Africa. Sales are typically denominated in the local foreign currency, thereby creating exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. The Company does not hedge against foreign currency risk. Approximately 45% and 78% of our total net sales were denominated in currencies other than the U.S. dollar for the nine months ended December 31, 1999 and 1998, respectively.

EQUITY PRICE RISK

The Company has no direct equity investments. However, the Company has a promissory note receivable in the amount of $13,608,000 which is secured by shares of the common stock of Integrity Software, Inc. ("Integrity"), a publicly traded company with shares quoted on the National Quotation Bureau Pink Sheets. The Company has the right to convert the note into common stock of Integrity. The Company is therefore exposed to indirect equity price risk. The Company has not taken steps to mitigate this risk, and a decline in the trading price of Integrity common stock may impair the Company's ability to collect the $13,608,000 obligation.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 1999, the Company issued the following securities without registration under the Securities Act of 1933 (the "Securities Act"):

o An aggregate of 105,000 shares of common stock to non-employees upon exercise of outstanding options for an aggregate exercise price of $178,750.

o An aggregate of 325,203 shares of common stock to Softline Limited upon exercise of outstanding options for an aggregate exercise price of $650,406.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibits 2.1 through 10.22 of the Form 10-KSB for the fiscal year ended March 31, 1999 are incorporated herein by reference.

     Exhibit               Description
     -------               -----------

     10.23 Amendment to Note, incorporated by reference to exhibit 2.1 of the Form 8-K filed November 1, 1999

     10.24 Agreement and Amendment to Note, Pledge Agreement and Settlement and Release
                           Agreement

     10.25 Registration Rights Agreement, incorporated by reference to exhibit 10.25 of the Form 10-Q filed February 14, 2000

     10.26 Letter Agreement dated December 7, 1999 between the Company and Union Bank of California, N.A.

     27                    Financial Data Schedule

(b)   Reports on Form 8-K

The Company filed a Form 8-K on November 1, 1999 reporting on Item 5 the extension of the note receivable from Kielduff Investments Limited. The Company also filed a Form 8-K/A on November 16, 1999 attaching in Item 7 amended financial statements associated with the acquisition of Island Pacific Systems Corporation.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SVI Holdings, Inc.
                                               Registrant


                                         /s/ David L. Reese
                                         ---------------------------
Date: July 11, 2000                      David L. Reese
                                         Chief Financial Officer

                                         Signing on behalf of the registrant
                                         and as principal accounting officer