Form 10-K
period 2000-03-31
SVI HOLDINGS INC
filed 2000-07-14
CIK 866535

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended:
                                 March 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-23049

                               SVI HOLDINGS, INC.
                               ------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Nevada                                                84-1131608
            ------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


12707 High Bluff Drive, Suite 335
San Diego, CA                                                         92130
-----------------------------------------------------            --------------
(Address of principal executive                                     Zip Code
 offices)

Registrant's telephone number including area code  (858) 481-4404
                                                   --------------

Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
Common Stock, $0.0001 par value        American Stock Exchange
-------------------------------        -----------------------------------------

Securities registered under Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

The aggregate market value of the voting stock (Common Stock) held by non-affiliates* as of June 12, 2000 was approximately $88.3 million, based on the closing sale price on the American Stock Exchange on that date.

The number of shares outstanding of the registrant's Common Stock was 33,855,884 on June 30, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's proxy statement for the annual meeting to be held in 2000, to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year, are incorporated by reference under Part III of this Form 10-K.



--------
* Excludes the Common Stock beneficially held by executive officers, directors and stockholders whose beneficial ownership exceeds 10% of the Common Stock outstanding at June 30, 2000.

PART I

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR FUTURE FINANCIAL PERFORMANCE OF THE REGISTRANT, SVI HOLDINGS, INC. ("WE" OR "US"). IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS THE WORDS MAY, WILL, SHOULD, EXPECT, PLAN, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, OR THE NEGATIVES OF SUCH WORDS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS ARE DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS" IN ITEM 1 IN THIS REPORT, AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, PRESS RELEASES AND OTHER COMMUNICATIONS.

         ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. WE ARE UNDER NO OBLIGATION TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE FILING OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

ITEM 1.  DESCRIPTION OF BUSINESS

  INTRODUCTION

         We are a leading provider of system software for enterprise retailers and retail chains. Our products represent a full suite of products providing retailers with a complete end-to-end business solution that we call "The Total Point of Business."

         Our solutions consist of the following components:

         E-HOST electronic commerce products. Our electronic commerce products are integrated with our Total Point of Business solution. The products include:

                  o        E-STORE electronic commerce store front;
                  o        E-CRM customer relationship management; and
                  o        SVI-DIRECT integrated fulfillment.

         SVI-POST store systems. SVI-POST is a full business to consumer (B2C) software infrastructure encompassing a range of integrated store system products. The SVI-POST system controls all point-of-sale (POS) and in store systems for traditional "brick and mortar" retailers. Its major features include:

                  o operation of a network consisting of the POS terminals and the corporate head office;
                  o ability to function on and interconnect with a wide variety of hardware and software platforms and generations; and
                  o user-customizable to the retailer's method of doing business.

         The solution can incorporate a retail customer relationship management system and a complete performance measurement system with loss prevention features.

         SVI-HOST retail enterprise management solutions. SVI-HOST integrates the retail head office function by providing a retailing methodology for retail chains which integrates:

         o        management planning and forecasting;
         o        financial functions;
         o        purchasing;
         o        warehousing;
         o        distribution;
         o        planning;
         o        ticketing;
         o        sales auditing and evaluation; and
         o        multi-channel integrated fulfillment.

                  Our SVI-HOST solution includes comprehensive business-to-business (B2B) functions.

                  PROFESSIONAL SERVICES, including retail business consulting, project management, application training, technical services and documentation services.

         We sell our solutions through an experienced professional direct sales force with offices in the United States, United Kingdom and Australia. We believe our knowledge of the complete needs of multi-store retailers enables us to help our customers identify the optimal systems for their particular businesses. The customer relationships we develop build recurring help desk, maintenance and field service revenues and position us to recommend changes and upgrades to systems.

         We also develop and distribute retail system training products and general computer courseware and computer skills testing products.

         Our executive offices are located at 12707 High Bluff Drive, Suite 335, San Diego, California 92130, telephone number (858) 481-4404.

RECENT DEVELOPMENTS

         Effective April 1999, we acquired Island Pacific Systems Corporation of Irvine, California, a leading provider of retail enterprise management software products. The Island Pacific products are now an important component of our SVI-HOST solution. Island Pacific was founded in 1977.

         In October 1999, we sold our Triple-S Computers subsidiary to Softline Limited, our majority stockholder. Triple-S developed and installed retail systems throughout southern Africa. Softline paid a purchase price, through surrender of SVI common shares, equal to our historical book basis in Triple-S.

         On April 1, 2000, we reorganized our U.S.-based, wholly-owned, retail software subsidiaries under a single wholly-owned subsidiary, SVI Retail, Inc.

         In March 2000, we acquired the assets of MarketPlace Systems Corporation of Austin, Texas. MarketPlace Systems was formerly privately held, and developed software and performed consulting services. MarketPlace Systems offers three comprehensive software packages: MarketPlace DIRECT, a direct marketing management system for catalog and mail order marketers, MarketPlace MERCHANT, a merchandising system for chain or department store retailers and MarketPlace Web Direct, an Internet shopping application. We have incorporated the MarketPlace software packages into our Total Point of Business solution to provide integrated multi-channel, multi-format retail fulfillment to our customers. MarketPlace's technical staff also complements our technical resources.

         In May 2000, we announced that we are in discussions with Softline concerning a possible business combination between Softline and SVI. Softline currently beneficially owns approximately 56% of our common shares. Softline is one of the largest accounting software vendors in the world. Softline operates in 37 countries with products available in eight languages, and targets mainly small to medium size enterprises. It is listed on the Johannesburg Stock Exchange under the symbol SFT. SVI and Softline have no binding agreement and have not yet established terms of a potential transaction. Any such transaction will be subject to approvals by United States and South African governmental authorities. Any transaction may also be subject to approval of the stockholders of SVI and/or Softline.

INDUSTRY OVERVIEW - RETAIL SOFTWARE SYSTEMS

         The rapid development of the retail software market has increasingly allowed the retail industry to track, analyze and implement sales information on a real-time basis. Software systems provide for the input of sales information as a sale occurs and simultaneously provide that information to the enterprise's retail management software. Such information is available both to local management and to company headquarters for purposes of inventory tracking and sales analysis. These systems have become increasingly important for multi-location retail enterprises that need to disseminate sales information throughout the enterprise to better manage inventory, costs, pricing and manufacturing. Multi-location retailers require sophisticated, integrated point-of-sale retail management systems that can reliably and efficiently capture and manage large numbers of individual transactions generated from diversified points of sale.

         Retail software systems were initially custom designed to satisfy individual business needs of a retailer. These initial systems were proprietary with software and support services developed internally or provided by a single vendor. Due to the custom nature of the applications, little opportunity existed for vendors to leverage their niche success into market-wide success.

         The retail software systems industry has developed from proprietary, customized, single platform systems to open architecture systems in which a variety of hardware and software products from different manufacturers can be combined to obtain the mix of features desired by the retailer. With the advent of hardware and software systems using industry standard open system architecture, retailers are no longer captive to the single solution vendors which created their retail software systems. As a result, the market for retail systems has grown substantially to include smaller retailers as well as large chains, and a number of new suppliers have entered the retail software systems business.

         The retail industry we serve is currently experiencing significant structural changes. These changes are driven by a variety of factors including evolving consumer preferences, technological advances, globalization and competition. The rapid growth of the Internet as a means of commerce is transforming the retail business. The Internet is a business-to-consumer (B2C) sales channel and a means of creating and managing customer relationships. The Internet is also transforming business-to-business (B2B) supply chain communications and management. These changes have forced traditional "brick and mortar" retailers to rethink their business models and develop e-commerce strategies in order to remain competitive. We believe the industry changes and trends include:

         o NEW COMPETITIVE MODELS. Brick and mortar retailers face competition from national and international online retailers which require no local presence. In addition, manufacturers can now directly market their products more efficiently and compete with the retailers who were formerly their partners.

         o LOWER PROFIT MARGINS. The wide availability of competitive price quotes on the Internet puts price pressure on both online retailers and brick and mortar retailers, forcing lower profit margins.

         o CENTRALIZED FULFILLMENT. The emergence of online retailing has created significantly higher demand for centralized order fulfillment solutions.

         o NEED FOR TECHNOLOGY POLICIES. Traditional retailers have historically been relatively slow to introduce new technologies. Retailers must now develop aggressive technology policies to compete effectively.

         o ONLINE SERVICE. Customer service is moving from a primarily local store-based model to an integrated online model.

         o WIDER ASSORTMENTS OF GOODS. Customers accustomed to large online goods selections expect similar selections in local retail outlets.

         All of these changes are leading to new approaches to retail systems architecture. These approaches include movement away from the PC-based point-of-sale model and toward centralized control environments with limited capability data terminals also known as "thin clients". The thin clients include cash registers, kiosks and wireless handheld devices.

         We believe these changes have accelerated the pre-existing trend away from internally-developed retail software. The increasingly competitive and technologically evolving environment has made it very difficult for companies which use internal, proprietary software to keep up with the rapidly improving products which are available from outside vendors. At the same time, these changes have put pressure on outside vendors such as us to upgrade existing products and develop new products on a more rapid timetable.

STRATEGY

         Our strategy is to become the leading global provider of enterprise retail solutions. To that end, our mission is to provide our new and existing customers the tools and infrastructure necessary to compete in the global marketplace. Key elements of our strategy include:

         o LEVERAGING OUR RETAIL EXPERIENCE AND CUSTOMER BASE. Over 500 retailers use our solutions. Our management, sales and technical teams have an in-depth understanding of the retail industry through having delivered widely accepted products for as long as 26 years. We believe our experience and contacts in the retail industry give us a significant competitive advantage in marketing new and enhanced products to the industry. Many of our customers began using one or more of our products before the provider was a part of the SVI group. Therefore, a number of our customers do not use our full Total Point of Business solution. We intend to aggressively cross-sell our existing and new products to those customers who use only part of our end-to-end solution. Our training products subsidiary also plans to focus development and marketing efforts on producing training products for the retail marketplace.

         o EXPANDING AND ENHANCING OUR PRODUCT LINE. We are engaged in an aggressive product development effort to expand and enhance our product line. We are also continuing our strategy of acquiring new products complementary to our suite through acquisitions and strategic partnering. Our enhancement program is designed to anticipate trends in the retail industry through constant consultation with our customers and strategic partners. Our goal is to introduce timely new products and enhancements which will be attractive to our existing customers and allow us to better compete for new customers.

         o EMPHASIZING E-COMMERCE SOLUTIONS. An important part of our product enhancement program is the integration of electronic commerce solutions. In January 2000 we introduced the E-STORE online storefront product through an alliance with IBM. We recently acquired MarketPlace Systems Corporation and through that acquisition we now offer e-commerce (as well as catalog and mail order) fulfillment as a module of our SVI-HOST solution. In addition, we offer a unique Internet-based customer relationship management product.

         o GROWING RECURRING SERVICE REVENUES. We currently receive recurring revenues from our maintenance and support agreements and software customization services. We believe that an expansion in this revenue base can create a more stable revenue and cash flow base, reducing our reliance on software license sales, which tend to fluctuate over time.

         o        BETTER SERVING THE SMALLER RETAILER. Many of our U.S.
                  customers are very large Tier 1 and Tier 2 multi-outlet retailers. We recently introduced a new standard store product based on our large retailer product. We can supply this product with little or no modification to smaller Tier 2 and Tier 3 retailers at a competitive price point. We intend to market more aggressively to smaller retailers as part of our strategy to expand our revenue base and reduce our dependence on large software license sales.

         o INCREASING INTERNATIONAL SALES. International sales have historically been a major component of our revenues. We intend to increase our international sales efforts, focusing on Asia Pacific and European countries. Toward that end, we recently completed an international version of our proven SVI-POST technology, originally developed by Applied Retail Solutions for the U.S. market. We believe this product offers significant advantages not previously widely available in the international market.

         o MAKING STRATEGIC ACQUISITIONS. We have expanded our business through numerous strategic acquisitions. We intend to continue our strategy of seeking appropriate acquisition candidates within our target profile of companies with products and services that complement our Total Point of Business solution.

         o EXPANDING STRATEGIC RELATIONSHIPS. We will continue to establish strategic relationships for the development and marketing of products that complement our Total Point of Business solution. We maintain strategic relationships with IBM, NCR, ICL Fujitsu, and Retail Expert, Inc., among others. We intend to continue to exploit these relationships for improving our Total Point of Business solution and expanding our markets.

         o INCREASING OPERATIONAL EFFICIENCY. We built our Total Point of Business solution principally through acquisitions of previously independent companies. We have attempted to reduce duplicative efforts and increase efficiencies of these operations, and we intend to continue this program in the current fiscal year.


PRODUCTS AND SERVICES

         We have three major operating subsidiaries: SVI Retail, Inc., SVI Retail Pty. Ltd. (Australia) and SVI Training Products, Inc. SVI Retail, Inc. and SVI Retail Pty. Ltd. (Australia) together constitute our SVI Retail division.

SVI RETAIL DIVISION

         OVERVIEW

         Our SVI Retail division is a leading provider of system solutions for enterprise retail chains in specialty goods, mass merchants and department store markets. Our products represent a full suite of products providing retailers with a complete end-to-end business solution that we call "The Total Point of Business".

         We have three primary product categories: eBusiness, store systems and retail enterprise management. We also offer comprehensive consulting and professional services. The following table summarizes our products and services:


                                                                   RETAIL ENTERPRISE
eBUSINESS (E-HOST)            STORE SYSTEMS (SVI-POST)            MANAGEMENT (SVI-HOST)         PROFESSIONAL SERVICES
------------------            ------------------------            ---------------------         ---------------------
Online storefront with        Touch screen interactive            Management planning           Retail business consulting
shopping cart                 graphical user interface (GUI)
Web site integration          Transaction processing              Forecasting                   Project management
Order tracking                Payment/credit processing           Purchase order management     Application training

E-mail notifications          Cash reconciliation                 Merchandise receiving         Technical services
Integration with SVI-POST     Training                            Allocations                   Documentation
and SVI-HOST systems

Customer relationship         Store policy reference              Stock transfers and           Managed on-site services
management (CRM), including                                       replenishment
comprehensive customized
e-mailing

                              Customer relationship management    Inventory                     Warehouse logistics
                              Employee information                Price management              consulting
                              Inventory management                Stock ledger
                              Custom development tools            Data warehousing
                              Activity audit                      Financial accounting
                              Merchandise recording               Physical warehousing
                              Performance measurement             Sales audit
                              Loss prevention                     Ticketing
                                                                  Events and promotions
                                                                  Fulfillment

         Our products and services provide the following benefits to our customers:

         INTEGRATED SOFTWARE SOLUTIONS. Our solutions are fully integrated software products which address the complete information and management requirements of the retail enterprise. All of our products are open systems, allowing integration with third-party applications of retailers.

         CUSTOMIZABILITY. We are able to customize our solutions to the unique needs of particular retailers and chains. In addition, our standard software products contain a number of tools and features which allow our customers to tailor their systems continuously to their changing needs.

         INTEGRATED BUSINESS-TO-CONSUMER INFRASTRUCTURE. Our solutions integrate the various store fronts of retailers, from point-of-sale terminals to Internet store fronts to mail order catalogs. Integral to our solution is a customer relationship management system which permits retailers to collect from various store fronts and use critical customer information.

         INTEGRATED BUSINESS-TO-BUSINESS INFRASTRUCTURE. Retailers can use our SVI-HOST solution as a method to provide electronic document flow for supply chain management.

         MARKETS AND CUSTOMERS

         We currently have approximately 500 retailers using our solutions. Our products are used by the full spectrum of retailers including specialty goods sellers, mass merchants and department stores. Most of our U.S. customers are in the Tier 1 to Tier 3 retail market sectors.

--------------------------- ------------------------------ ---------------------
U.S. TIER LEVELS             NO. OF STORES             OR  REVENUE
--------------------------- ------------------------------ ---------------------
Tier 1                       600 Stores                    $1 Bil +
--------------------------- ------------------------------ ---------------------
Tier 2                       400 - 700                     $500 Mil - $1 Bil
--------------------------- ------------------------------ ---------------------
Tier 3                       200 - 500                     $200 Mil - $500 Mil
--------------------------- ------------------------------ ---------------------
Tier 4                       1 -250                        Up to $200 Mil
--------------------------- ------------------------------ ---------------------

         Our international customers range in size but are typically smaller than our U.S. customers.


         Some of our customers are listed below:

Aaron Brothers Art Marts                    Fossey's                        Pacific Sunwear of California
Adidas                                      Friedman's Inc.                 Phillips-Van Heusen
Aeropostale                                 Godiva Chocolatier, Inc.        Polo Ralph Lauren
ASDA Stores, Ltd. (England)                 Habitat UK, Ltd.                Rack Room Shoes
Athlete's Foot                              Hibbett Sporting Goods          Samsonite Company Stores
Bally Retail, Inc.                          Home Depot                      Signet Group plc
BBQ Galore                                  J.C. Penney, Inc.               Smith & Hawken
Benneton                                    Lane Bryant                     Thorn Europe
Big 5 Sporting Goods                        Laura Ashley                    Timberland
Brookstone Company, Inc.                    Lerner New York                 Toys "R" Us
Bugle Boy, Inc.                             Limited Stores                  Trans World Entertainment Corp.
Chanel                                      Limited Too                     United States Postal Service
Charming Shoppes                            Lingerie for Less               Urban Outfitters
Chico's FAS, Inc.                           Marriott International          Vans, Inc.
Coles-Myer                                  Micro Center                    Victoria's Secret Stores
Crate & Barrel                              Modell's Sporting Goods         Vodaphone
Discovery Channel                           Musicland                       VOX Retail
Disney                                      Nature Company                  Walking Company
DIY Home Warehouse                          Officemax                       Whirlpool
Dollar General Corporation                  Officeworks                     Wilson's, The Leather Experts
Elder Beerman                               P.T. Matahari Putra Prima       Woolworth's


         Sales to one customer, Toys "R" Us, comprised 15% of net sales for the fiscal year ended March 31, 2000.

         SALES AND MARKETING

         We sell our retail solutions primarily through a direct sales force which operates internationally with offices in the United States, United Kingdom and Australia. Sales efforts involve comprehensive consultations with potential customers. We believe our sales force's knowledge of the complete needs of multi-store retailers enables us to help our customers identify the optimal systems for their particular businesses.

         We attend trade shows and advertise in industry publications. We also maintain a comprehensive web site describing our products. We regularly engage in cooperative marketing programs with our strategic partners.

         Sales of retail software products typically decrease in the fourth quarter of each calendar year (our third fiscal quarter). Retailers express a reluctance to implement new systems or upgrade additional systems while preparing for the holiday shopping season.

         DESCRIPTION OF PRODUCTS AND SERVICES

         We have carefully assembled our Total Point of Business products so that the modules work together as a single solution. Our customers can mix and match the modules to create a solution tailored to their businesses. We classify our products into three broad categories, eBusiness, store systems and retail enterprise management, although many of the products span more than one category. We also offer comprehensive consulting and professional services.

         eBUSINESS

         We are aggressively developing and marketing e-commerce aspects of our solutions to provide retailers with the tools they need to compete in the multi-channel marketplace. Our e-commerce solutions include:

         E-HOST STORE FRONT. We have a cooperative marketing agreement with IBM through which we market the IBM product Websphere Commerce Suite 4.1 integrated with the SVI-HOST retail enterprise management and SVI-DIRECT fulfillment solutions. The Websphere Commerce Suite is a scalable platform which integrates with existing web sites and provides a shopping cart application, shipment tracking, credit card processing, taxation compliance, e-mail notifications and rewards and vouchers.

         E-CRM. Through our e-CRM application, we offer customer relationship management and marketing integrated with data provided by our in store and online CRM system. Linking online CRM with traditional CRM provides retailers with a powerful means for targeted customer communication, loyalty rewards, cross-selling, up-selling and buying pattern analysis.

         INTEGRATED FULFILLMENT. Through our acquisition of MarketPlace Systems in March 2000, we acquired a fulfillment application that we are marketing under the name SVI-DIRECT. This product provides inventory control, single order pick, pack and ship, customer service and customer relationship management for Internet retailing. Used in combination with our SVI-HOST product, SVI-DIRECT provides a system to fully integrate the fulfillment functions of multiple distribution channels, including local outlets, e-commerce and catalog and mail order.

         STORE SYSTEMS (SVI-POST)

         SVI-POST is a full business-to-consumer (B2C) software infrastructure encompassing a range of integrated store system products.

         TERMINAL APPLICATION. The POS terminal application is offered on a variety of hardware configurations, and is able to run on many different operating system platforms. The application employs a graphical user interface and touch screen input. The application also provides an on-demand reference source for employees, including store policies, an on-screen calculator, instructions for forms usage, package pricing, frequent shopper information, gift cards, training mode, auditing features and e-mail. The application is fully customizable, either by the customer using included tools, or by our technical team as part of our implementation and support services.

         IN STORE PROCESSING APPLICATION (ISP). The In Store Processing application provides a reliable, high-performing management platform to administer store applications. The architecture is designed to maintain data integrity while allowing full integration with our SVI-HOST software or the customer's third-party head office software.

         PERFORMANCE MEASUREMENT/LOSS PREVENTION. We have a co-marketing agreement with Retail Expert, Inc. through which we are the exclusive third-party reseller of NaviStor, a leading performance monitoring and loss prevention product. NaviStor provides a system of performance measurement which includes approximately 850 key indicators to evaluate performance and motivate management action.

         RETAIL ENTERPRISE MANAGEMENT (SVI-HOST)

         SVI-HOST provides a retailing methodology for retail chains which integrates the flow of data from the planning phase, through budgeting, to purchasing, allocation and distribution. The application then takes retail sales data for evaluation and feedback to the sales audit and planning phase.

         We offer two different versions of this product. In the United States and Europe, we primarily market the IBM AS/400 version of this product which was formerly the Island Pacific I3 suite of products. In Australia and other Asia Pacific regions, we primarily market the Windows NT and UNIX version of this product which was formerly the Chapman Retail Management System.

         The following description applies to the U.S. and European AS/400 version of SVI-HOST, although the Asia Pacific version has similar features.

         MERCHANDISING. The Merchandising module is the core of the Total Point of Business solution. This extensive module includes management planning and open to buy, forecasting, purchase order management, merchandise receiving, allocations, transfers, basic stock replenishment, physical inventory, price management and merchandise stock ledger. Merchandising has multiple language and currency capabilities for international operations.

         Merchandising is offered as a single version product. Most modifications we perform on the product are incorporated into future releases of the system base. This methodology reduces implementation risks for our customers, shortens the implementation cycle and reduces software bugs. It also reduces training requirements. Moreover, customers who maintain the product are able to take advantage of improvements requested by other retailers.

         DATA WAREHOUSING (THE EYE). The Eye complements the Merchandising product by offering user-definable data warehousing and retrieval. The Eye uses innovative storage techniques which provide quick access to data and graphical drag-and-drop movement of elements and data. The Eye can also be used for data generated by applications outside the Total Point of Business solution.

         FINANCIALS. Financials includes accounts payable with automatic invoice matching, general ledger and fixed assets functions.

         WAREHOUSE. Warehouse is a user-definable locator system for controlling the physical flow of merchandise. Warehouse employs a number of special features designed for retailers. Warehouse also includes radio frequency (RF) technology to allow for access to the application from the warehouse floor using a range of wireless devices.

         EVENTS. The Events module analyzes the performance of events and promotions. The module is linked to the Eye data warehousing application to provide sophisticated and customizable implementation of an event or promotion and analysis and reports of its success.

         SVI-HOST also includes sales audit and merchandise ticketing features.

         PROFESSIONAL SERVICES

         We offer a variety of consulting, implementation and upgrade services to our customers. We perform services on an as needed basis and as part of project plans. We typically render services at the customer's site to provide the best overall understanding of the customer's environment and business. However, for a number of our customers, we maintain at our offices fully operational terminals linked to the customer's network. Using these terminals we can perform services nearly as efficiently as going to the customer's site, without the time and expense of travel.

         RETAIL BUSINESS CONSULTING. We employ a staff of highly qualified, experienced retailers who provide a variety of business consulting services. Our consulting staff members have an average of over ten years experience in the retail industry as buyers, allocators, distributors, merchandise planners, store managers, IT managers, and retail business owners. They combine their retail experience with their knowledge of the SVI Total Point of Business solutions to offer advice on how best to integrate our solutions into the latest retail practices for a cost-effective, smooth implementation of change within an organization.


         Our retail consultants assist with:

o        requirements definitions;                           o        business process review;
o        work process re-engineering;                        o        understanding of business benefits; and
o        organizational change management;                   o        job definition and staffing requirements.


         PROJECT MANAGEMENT. Our experienced project management teams assist with:

o        work product definition;                            o        coordination of vendors;
o        business and technical coordination;                o        project assessment documentation;
o        application testing and conference room pilots;     o        system integration; and
o        overall implementation planning;                    o        project timelines.
o        cost management;


         APPLICATION TRAINING. We train the customer's internal trainer and we offer training for the customer's end users. Through our training products subsidiary, we also offer software training modules for our solutions.

         TECHNICAL SERVICES. Our technical experts provide technical consulting and programming services. Technical services include:


o        interface and conversion        o        design, modification and      o        programming; and
         between systems;                         customization;
o        testing;                        o        problem resolution;           o        system management.
o        software installation;          o        upgrade planning, testing
                                                  and implementation;

         DOCUMENTATION SERVICES. We provide customized system documentation for all parts of the Total Point of Business Solution.

SVI TRAINING PRODUCTS DIVISION

         Our training subsidiary develops and distributes PC courseware and skills assessment products. The courseware is designed for use in an instructor-led training environment. We license courseware either as individual manuals and instructor guides, or on a limited site license basis. We have developed more than 200 training courses.

         Site licensing allows a customer to print an unlimited number of course manuals for a fixed annual fee, and renewals provide us with a recurring annual revenue stream. Over 80% of the training site licenses are renewed. We provide the site licensed courseware on CD-ROM, allowing customization of the instructor-led course materials.

         We use a network of specialized sub-contractors to develop products. We hire sub-contractors on a project basis, which allows for the fast, simultaneous development of multiple courses and gives us access to diverse skills without fixed overhead commitments.

         We market training products through a direct sales force. We also advertise and sell the training product range through the Internet, direct mail and trade shows. Training uses both in-house and independent representatives, and has representation in California, Texas, Indiana, Arizona, the United Kingdom and South Africa. Customers include universities, large corporations, government agencies and training schools.

         Our training subsidiary is also a reseller for Computer Based Training
(CBT) products, which are multimedia self-training materials for computer software applications. The CBT products are sold over the Internet.

         We also market the "compAssess" computer skills testing program. The compAssess product enables employers to evaluate the computer skills of their employees and provides assistance in selecting the appropriate course modules for trainees. We market this package to personnel agencies, universities, schools and training companies.

         We entered into a strategic agreement with Electric Paper of the United Kingdom to develop a customized version of the compAssess skills assessment product for the international market. We completed the product in February 2000 and Electric Paper is marketing the product under the name AutoTest through its distributors world-wide. AutoTest has been approved as an electronic testing product for the ECDL and ICDL software certification program in Europe, the United Kingdom and Canada.

         Our training subsidiary also provides courseware for some of our Total Point of Business retail software solutions. The courseware is designed to provide in store training to all levels of store personnel from management to POS data entry clerks. We are developing further training products to support additional SVI Retail products.

PRODUCT DEVELOPMENT

         The retail software industry was until recently characterized by long product lives due to the high costs of such products, the dependence on such products to manage all aspects of retail operations and very high technology turnover costs, including the requirement for new hardware, data migration and retraining at multiple locations. Recent structural changes in the retail industry have shortened product lives and accelerated new product introductions. We are responding by implementing an aggressive product development program to improve our existing products and develop new products. We believe that the core coding of many of our products will continue to serve many of the important retailing functions, but that additional functionality and flexibility will be required in the new competitive environment.

         Our future performance will depend in large part on our ability to enhance our current products and develop new products. In order to achieve market acceptance, these new products must anticipate and respond to the latest trends in business-to-consumer and business-to-business communications, and must be compatible with existing and emerging channels of commerce. Our products must also incorporate state of the art technology and offer clearly perceived advantages over the products of our competitors.

         As of March 31, 2000, we had 123 employees engaged in product development located primarily in southern California and Sydney, Australia. Product development expense for the fiscal years ended March 31, 2000 was $4.9 million, or 14% of net sales. We recorded no product development expenses for the prior three fiscal years.

         Our current product development projects include:

         o The redevelopment of the SVI-HOST infra-structure and architecture using the Java programming language. A Java-based SVI-HOST application will be able to operate on virtually any hardware platform, and will allow for greater centralization of the control system environment. We have completed the redevelopment of the Eye portion of SVI-HOST in Java. We are continuing to redevelop other portions and modules of the solution in Java as new features and enhancements are introduced.
         o The continued improvement of our single version store system product offered to smaller retailers. We established a San Diego-based development team made up of developers from the U.S., Australia and South Africa for this project. We introduced this product in the fourth quarter of fiscal 2000, and we are continuing to enhance its features and functions.
         o The development of a Java-based point-of-sale product designed for larger retailers looking to take advantage of "thin client" hardware, including wireless and hand-held POS devices. This product is expected to be released in fiscal year 2001.

         We also enhanced our Total Point of Business solution through a number of strategic acquisitions and alliances, including:

         o        acquisition of MarketPlace Systems, through which we launched our SVI-DIRECT integrated fulfillment solution; and
         o        strategic alliance with Retail Expert, through which we are the exclusive third-party reseller of the NaviStor performance monitoring and loss prevention product.

COMPETITION

         The markets for our software products are highly competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. We expect competition to increase in the future as open systems architecture becomes more common and as more companies compete in the emerging electronic commerce market.

         The largest of our competitors offering end-to-end retail solutions is JDA Software Group, Inc. Other vendors offer one or more of the components of our solution. For retail enterprise management, our competitors include Retek Inc., SAP AG, STS Systems and I2 Technologies (which acquired IBM's Makoro and Inforem product lines). For store systems, our competitors include Datavantage, Inc., Applied Digital Solutions, Inc., Triversity, Inc., Gemmar Systems International, Inc., and CRS Retail Systems, Inc. Our catalog and mail order systems compete with Smith Gardner & Associates, Inc., and CommercialWare, Inc. Our NaviStor loss prevention product competes with Datavantage's XBR. Our professional services compete with major systems integrators such as Andersen Consulting, KPMG and PricewaterhouseCoopers, as well as locally based service providers in many of the territories in which we do business. Our strategic partners, including IBM, Retail Expert, NCR and ICL Fujitsu, represent potential competitors.

         We believe the principal competitive factors in the retail solutions industry are price, product features and performance, e-commerce compatibility, open system compatibility, retail system expertise, quality and reliability, brand awareness and reputation, timely introduction of new products, effective distribution networks, customer service, and quality of user interface.

         We believe we currently compete favorably with respect to these factors. In particular, we believe that our competitive advantages include:

         o        state of the art technology, including powerful tool sets;
         o single version products reducing implementation costs and risks;
         o        long operating histories and loyal customers;
         o        the breadth of our product line;
         o        open system architecture; and
         o        aggressive technology development and acquisition program.

         Many of our current and potential competitors are more established, benefit from greater name recognition, have significantly greater financial, technical, production and/or marketing resources, and have larger distribution networks, any or all of which advantages could give them a significant competitive advantage over us. We cannot guarantee that we will be able to compete successfully in this environment.

         Our training products subsidiary competes with a large number of companies offering similar products. The market for courseware and skills assessment products is characterized by low barriers to entry. Many existing and potential competitors have greater financial, technical, production and/or marketing resources than we have. Our training subsidiary competes on the basis of its existing breadth of products, timely introduction of new products and value pricing. We believe that these factors give us an advantage over many of our competitors. We further believe that larger competitors will find it difficult to compete with us on the basis of price due to their higher development costs and larger overhead structures.

PROPRIETARY RIGHTS

         Our success and ability to compete depend in part on our ability to develop and maintain the proprietary aspects of our technologies. We rely on a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual provisions, to protect our various proprietary products and technologies. We seek to protect our source code, documentation and other written materials under copyright and trade secret laws. We license our software under license agreements which impose restrictions on the ability of the customer to use and copy the software. These safeguards may not prevent competitors from imitating our products and services or from independently developing competing products and services, especially in foreign countries where legal protections of intellectual property may not be as strong or consistent as in the United States.

         We hold no patents. Consequently, others may develop, market and sell products substantially equivalent to our products, or utilize technologies similar to those used by us, so long as they do not directly copy our products or otherwise infringe our intellectual property rights.

         We license and integrate technology from third parties in certain of our software products. For example, we license IBM OS/400 for SVI-HOST and SVI-DIRECT, Microsoft Windows for our point of sale products, Lansa Inc.'s LANSA for our SVI-DIRECT product and IBM's Websphere Commerce Suite for our E-STORE product. These third-party licenses generally require us to pay royalties and fulfill confidentiality obligations. Any termination of, or significant disruption in, our ability to license these products could cause delays in the releases of our software until equivalent technology can be obtained and integrated into our software products. These delays, if they occur, could have a material adverse effect on our business, operating results and financial condition.

         Intellectual property rights are often the subject of large-scale litigation in the software and Internet industries. We may find it necessary to bring claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. These actions would likely be costly and divert management resources. These actions could also result in counterclaims challenging the validity of our proprietary rights or alleging infringement on our part. We cannot guarantee the success of any litigation we might bring to protect our proprietary rights.

         Although we believe that our products do not infringe on any third-party's patents or proprietary rights, we cannot be certain that we will not become involved in litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and we do not know if we will have the necessary financial resources to defend or prosecute our rights in connection with any such litigation. Responding to, defending or bringing claims related to our intellectual property rights may require our management to redirect our human and monetary resources to address these claims. In addition, these actions could cause product shipment delays or require us to enter into royalty or license agreements. Royalty or license agreements, if required, may not be available on terms acceptable to us, if they are available at all. Any or all of these outcomes could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

         At March 31, 2000, we had a total of 297 employees, 198 of which were based in the United States and 99 of which were based in the United Kingdom, Australia, South Africa and other countries. Of the total, 33 were engaged in sales and marketing, 123 were engaged in product development, 104 were engaged in professional services, and 37 were in administration and finance. We believe our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

RISK FACTORS

         INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS REPORT ON FORM 10-K. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THOSE DESCRIBED BELOW, RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS COULD BE HARMED, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. SEE THE NOTE REGARDING FORWARD-LOOKING STATEMENTS INCLUDED AT THE BEGINNING OF THIS REPORT.

WE INCURRED A LOSS IN FISCAL YEAR 2000 AND WE CANNOT ASSURE YOU THAT WE WILL ACHIEVE PROFITABILITY.

         We incurred a loss of $4.1 million in the fiscal year ended March 31, 2000. We earned profits in each of our prior four fiscal years ending March 31, 1999, March 31, 1998 (six months), September 30, 1997 and September 30, 1996 of $5.6 million, $5.8 million, $4.8 million and $0.1 million, respectively. The loss in fiscal 2000 was due principally to increased depreciation, amortization and interest expenses associated with the acquisition of Island Pacific Systems Corporation effective April 1, 1999, and product development expenses incurred to integrate our existing products, migrate our existing products to other programming languages and develop new products. The increases in our net sales were not sufficient to offset these increased expenses. We do not expect these expenses to decrease significantly in the foreseeable future, so we will need to generate substantial additional revenue to achieve profitability. We cannot guarantee that we will generate such additional revenues and achieve profitability in the current or any future fiscal year.

WE DO NOT EXPECT TO MAINTAIN OUR HISTORICAL RATE OF GROWTH.

         We have experienced very rapid growth and expansion. Our net sales from continuing operations increased 106% in the fiscal year ended March 31, 2000. This rapid growth and expansion has been primarily due to acquisitions. We do not believe that our net sales from continuing operations will continue to grow at the rate at which they have grown in the past unless we engage in further significant acquisitions.

OUR BUSINESS WILL NOT OPERATE EFFICIENTLY AND OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

         Our recent growth resulted in substantial expansion in our number of employees, the scope of our operating systems and the geographic distribution of our operations and customers during the fiscal years ended March 31, 2000 and 1999. The rapid growth placed a significant strain on our management and operations. Our ability to compete effectively and to manage future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis. It will also depend on our ability to expand, train, motivate, manage and retain our work force, in particular our direct sales force. We must also continue to deal effectively with third-party systems integrators and consultants. Two of our executives in charge of retail operations subsidiaries retired during the fiscal year ended March 31, 2000. Their replacements have served in their current capacities for only a short time. Our future growth and success depend in large part upon the ability of our executive management team to effectively manage expansion of our operations. We cannot guarantee that we will be able to manage our recent or any future growth, and our failure to do so would negatively affect our business, operating results and financial condition.

WE EXPECT OUR QUARTERLY RESULTS TO FLUCTUATE. IF WE FAIL TO MEET EARNINGS ESTIMATES, OUR STOCK PRICE COULD DECLINE.

         Our quarterly operating results have varied significantly and are expected to continue to fluctuate significantly in the future. Many factors may cause these fluctuations, including:

         o the size and timing of individual orders, particularly with respect to our larger customers;
         o        changes in our strategies;
         o        general health of the retail industry and the overall economy;
         o technological changes in platforms supporting our software products;
         o        lengthy sales and implementation cycles;
         o        changes in the mix of software products licensed;
         o changes in the mix of software license revenues compared to consulting, maintenance and other service revenues;
         o        non-recurring sales of assets and technologies;
         o        competition and pricing in the retail software industry;
         o        customer order deferrals in anticipation of new products;
         o the timing of new software product introductions and enhancements to our software products and those of our competitors;
         o        market acceptance of new software products;
         o employee hiring and retention, particularly with respect to sales and consulting personnel;
         o        changes in our operating expenses; and
         o changes in the mix of domestic and international revenues and foreign currency exchange rate fluctuations.

         We usually ship our software products when contracts are signed. Consequently, order backlog at the beginning of any quarter usually represents only a small portion of that quarter's expected revenues. As a result, software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and this makes it difficult for us to predict revenues.

DEMAND FOR OUR RETAIL SOFTWARE SYSTEMS DECLINED IN FISCAL 2000, AND WE CANNOT GUARANTEE THAT THIS TREND WILL REVERSE.

         During the last six months of calendar year 1999 we experienced a decline in overall demand for our retail software systems. We believe this decline in demand was due to deferred purchasing decisions related to the millennium change and anticipation of new products to be announced at industry trade shows in early calendar year 2000. This decline in demand continued to negatively affect sales of software licenses in the quarter ended March 31, 2000. Because our sales cycles tend to range from four to twelve months, we remain cautious about our expectations for sales of software licenses in near term future periods due to the interruption in sales cycles. We cannot assure you that the decline in demand was not due to other factors, such as structural changes in the retail industry reducing overall demand for retail software solutions, marketing issues, longer sales cycles, lack of desired features or functionality of our products and/or perceived advantages of the products of our competitors.

IMPLEMENTATION OF OUR PRODUCTS IS A LENGTHY PROCESS.

         Our software products are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the retail enterprise. In many cases, our customers must change established business practices when they install our software. Consequently, implementation of our software is a complex, lengthy process and the commitment of resources by our customers is subject to a number of significant risks over which we have little or no control. We believe the purchase of our products is often discretionary and involves a significant commitment of capital and human resources by our customers. Our sales cycles are generally lengthy, typically ranging from four to twelve months. Consequently, it is difficult to predict and budget for quarterly and annual revenue.

         Our sales and implementation cycles vary substantially from customer to customer. We have experienced, and we expect to continue to experience, quarters or periods where individual software license or service orders are significantly larger than our typical software license or service orders. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude negotiations by the end of the fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in international economies may make it more difficult for us to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

         We base our expense levels in large part on expectations of future revenues, and expenses are relatively fixed in the near term. Because of this, our net income may be lower than expected if we experience an unanticipated decline in revenue for a particular quarter. We also expect expense levels to increase in the near term as we attempt to expand our operations and develop new products. Moreover, the retail software industry is generally dependent on system roll-outs with fixed time horizons. Our operating results may vary significantly if we fail to obtain major projects, if major projects are cancelled or delayed or if we fail to replace projects that have been completed or are nearing completion. In addition, we may also experience relatively weaker demand for our products from October through December as a result of reduced sales activities during those months.

         As a result of the above factors, revenues and earnings for any quarter may vary significantly and we do not believe that period-to-period comparisons of our financial performance are necessarily meaningful. You should not rely on them as an indication of our future performance. Fluctuations in our operating results may also result in volatility in the price of our common stock. It is likely that in some future quarter our net sales or operating results will be below the expectations of public market analysts or investors. If that happens, the price of our common stock may decline.

WE SOLD OUR IBIS SUBSIDIARY IN 1999 IN PART FOR A PROMISSORY NOTE, AND COLLECTION OF THE BALANCE OF THE NOTE DEPENDS ON THE VALUE OF A THINLY TRADED STOCK. DELAYS IN PAYMENT OF THIS NOTE HAVE FORCED US TO SEEK OTHER SOURCES OF CAPITAL.

         We sold our IBIS Systems Limited subsidiary effective January 1, 1999. The purchaser was a company affiliated with IBIS's management team. The purchaser paid $13.6 million of the purchase price in the form of a promissory note originally due October 1, 1999. To secure the note, we obtained a security interest in the stock of IBIS. The purchaser did not repay the note on the original due date because it had not yet completed a reorganization that was intended to serve as the source of funds to repay the note. The due date of the note has been extended to November 15, 2000.

         We permitted the purchaser to proceed with its reorganization with a wholly-owned subsidiary of Integrity Software, Inc., a publicly traded company with prices quoted on the National Quotation Bureau Pink Sheets under the symbol "INTY". The purchaser exchanged all of the outstanding IBIS stock for 1,536,000 common shares of Integrity, representing approximately 11% of Integrity's outstanding shares at March 20, 2000. We agreed to substitute our security interest in the IBIS shares for a security interest in the purchaser's Integrity shares. We also obtained the right to convert all or any portion of the unpaid indebtedness under the note to Integrity shares valued at $12.50 per share and limited rights to require Integrity to register such shares for resale under the Securities Act of 1933. Integrity bid quotations have ranged from $7.00 to $22.00 per share from January 10, 2000 to June 23, 2000, but the market for Integrity shares has been limited. These quotations may not represent actual transactions. Three of our directors, Barry M. Schechter, our Chairman and CEO, Ivan M. Epstein and Donald S. Radcliffe now serve on Integrity's board.

         We cannot guarantee the purchaser will pay the note when due, if at all. To our knowledge, the purchaser's only asset is the Integrity shares it holds. The purchaser's ability to pay is therefore entirely dependent on its ability to sell the Integrity shares. The purchaser is an affiliate of Integrity, and its ability to sell the Integrity shares will be limited by law and by market conditions. A recent third-party valuation of the Integrity shares securing the note supports the carrying value of the note receivable at March 31, 2000. However, we do not know when or if the purchaser of IBIS or we will be able to realize liquidity from the Integrity shares, as the legal and practical ability of both the purchaser and us to resell such shares is limited by applicable securities laws and market conditions. We cannot guarantee that the value of the Integrity shares will remain high enough to support the carrying value of the note receivable, and we may be required to impair the value of the note receivable should the value of the Integrity shares decline. Any such impairment would adversely affect our results of operations during the period or periods in which it or they occur.

         We have reclassified this note receivable as a long-term asset due to the uncertainty of the marketability of the Integrity shares and the dependence on such marketability for collection. The amount of the receivable including accrued interest was $14.1 million at March 31, 2000. We have also implemented plans to meet our short-term liquidity needs without reliance on this note receivable. We cannot guarantee that we will be able to meet these short-term liquidity needs on satisfactory terms and conditions, or at all.

WE HAVE SUBSTANTIAL DEBT OBLIGATIONS ASSOCIATED WITH OUR ACQUISITION OF ISLAND PACIFIC. WE NEED ADDITIONAL CAPITAL AND WE HAVE NO COMMITMENTS FOR CAPITAL. WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

         In connection with our acquisition of Island Pacific, we obtained two bank loans totaling $18.5 million. The bank took a security interest in all of our stock in and all of the assets of our U.S. retail software subsidiaries, and 65% of our stock in our Australian retail software subsidiary. One loan was in the amount of $3.5 million and was fully amortizing over two years. The other loan required interest-only payments until maturity at December 3, 1999. We expected to retire the $15 million loan on or before maturity using proceeds from the $13.6 million note receivable obtained in connection with the sale of IBIS; however, our agreement with the bank permitted us to convert the $15 million loan to a two-year fully amortizing term loan subject to certain terms and conditions. Because the $13.6 million note receivable was not paid on its original due date, we were not able to retire the $15 million bank loan as anticipated. Rather than convert the loan, we negotiated extensions of the due date of the $15 million obligation while we searched for a replacement source of capital to retire such loan. We made a $2 million principal payment on this loan in May 2000 using proceeds from the sale of common stock in a private placement. In May and June 2000, we agreed to consolidate the approximately $14.75 million balance of the two loans into a single loan and to terminate the conversion option. In July 2000, Softline Limited loaned us $10 million for the purpose of making a $10 million principal payment on this loan.

         In July 2000, we refinanced the $4.75 million balance due on the bank loan. Under the amended loan agreement, we are required beginning August 1, 2000 to pay $200,000 per month toward reduction of principal plus interest on the outstanding balance at the rate of 5% over the bank's prime rate, increasing to 6.25% over the bank's prime rate after December 31, 2000. We are also required to pay to the bank as a reduction of principal one half of amounts received from a certain $1.75 million contract receivable from a one-time sale, any amounts we receive from the sale of the shares of common stock of Integrity Software, Inc. which secure the related note receivable for $14.1 million, and any amounts we receive from the issuance of debt or equity securities other than stock option exercises. We also maintain a $3 million line of credit with this bank, and the line is subject to the provisions and restrictions of the amended loan agreement. The entire remaining balance of the consolidated bank loan and the lines of credit, if any, will be due and payable April 1, 2001. If we make no principal prepayments on the consolidated loan amount other than the required monthly payments, the balance at the maturity date would be $3.15 million plus the amount outstanding on our credit lines. The loans are subject to certain financial covenants and contain limitations on acquisitions, investments and other borrowings. We plan to obtain replacement financing for the entire amount owing to the bank prior to the maturity date. However, there can be no guarantee that replacement financing will be available on acceptable terms and conditions, or at all.

         The interest payments on the bank loans have adversely affected our results of operations and will continue to do so until the indebtedness is repaid.

         The $10 million loan from Softline is due August 1, 2001. The loan is subordinated to the bank obligations and bears interest at 10% per annum payable monthly. We intend to use proceeds we might receive from payment of the $14.1 note receivable or from sale of the shares of the common stock of Integrity Software, Inc. (into which such note is convertible and which secure such note) to repay the loan from Softline. We cannot guarantee that we will be able to resell sufficient Integrity shares to repay this loan. We may have to use any proceeds from the sale of these shares first to satisfy the remaining bank obligation. If we are not able to repay some or all of the Softline loan through these means, we will likely be required to seek outside debt or equity financing. We currently have no commitments for such financing, and we cannot guarantee that such financing will be available on acceptable terms and conditions, or at all.

         In connection with our acquisition of Island Pacific, we also borrowed $2.3 million with no stated maturity date from three entities. $1.5 million of such amount was borrowed from a major stockholder. The balance due on these loans at June 30, 2000 was $1.6 million. The loans bear interest at the prime rate.

         During the year ended March 31, 2000, Softline exercised options to purchase shares of SVI common stock for net proceeds of $4.8 million. Softline's ability to continue to finance our liquidity needs is limited by Softline's cash resources and by South African currency exchange laws. We cannot assure you that Softline or other stockholders or related parties will be willing or able to continue to provide cash to meet our future liquidity needs.

WE HAVE IN THE PAST AND MAY IN THE FUTURE MAKE ACQUISITIONS WHICH WILL INVOLVE NUMEROUS RISKS. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO ADDRESS THESE RISKS SUCCESSFULLY WITHOUT SUBSTANTIAL EXPENSE, DELAY OR OTHER OPERATIONAL OR FINANCIAL PROBLEMS.

         We have previously acquired a number of companies, including Divergent Technologies Pty. Ltd., Chapman Computers Pty. Ltd., Applied Retail Solutions, Inc., Island Pacific Systems Corporation and MarketPlace Systems Corporation. We also acquired and then disposed of a number of companies, including IBIS Systems Limited and Triple-S Computers. Acquisitions involve numerous risks. For example:

         o It is often difficult to assimilate the operations and personnel of an acquired business into our own business, particularly if they are geographically diverse.
         o Management information and accounting systems of an acquired business must be integrated into our current systems.
         o Our management personnel must devote its attention to assimilating the acquired business, which diverts their attention from our other business concerns.
         o We might enter markets in which we have limited prior experience.
         o        We might lose key employees of an acquired business.

         The companies we acquired have self-contained management information and accounting systems, and we have not yet created an information management and accounting system which integrates them into our overall enterprise. Further, some of the companies we acquired operate in markets where we had no direct prior experience. We have devoted substantial time and resources to integrate these recently acquired businesses, and we will be required to devote substantial time and resources to integrate any other business we may acquire in the future. Achieving the benefits of an acquisition will depend, in part, upon whether integration occurs in a timely and efficient manner.

         We intend to continue to evaluate potential acquisitions of companies which we believe will complement or enhance our existing business. If we acquire other companies in the future, it may result in the issuance of equity securities that could dilute your stock ownership. We may also incur additional debt and amortize expenses related to goodwill and other intangible assets if we acquire another company, and this could negatively impact our results of operations. We cannot guarantee that we will be able to identify or complete any acquisition in the future.

WE ARE IN DISCUSSIONS WITH OUR MAJORITY STOCKHOLDER CONCERNING A POTENTIAL ACQUISITION WHICH COULD SUBSTANTIALLY ALTER OUR BUSINESS AND OUR MANAGEMENT AND DILUTE YOUR STOCK.

         We are currently engaged in preliminary discussions with Softline Limited, which owns approximately 56% of our outstanding common stock, concerning a business combination. Softline is a South Africa based company traded on the Johannesburg Stock Exchange under the symbol "SFT". Softline is one of the largest accounting software vendors in the world. Softline operates in 37 countries with products available in eight languages, and targets mainly small to medium size enterprises.

         The discussions are in a preliminary stage. Any transaction to which SVI and Softline might agree will be subject to governmental approvals under United States and South African law. There can be no guarantee that we will obtain all required approvals. Also, SVI and Softline may not reach agreement on the terms of a business combination. SVI or Softline may not obtain stockholder approvals required or sought voluntarily. The parties could also abandon the transaction before or after stockholder approvals upon mutual agreement or upon failure of terms and conditions contained in the operative documents.

         It is likely that any business combination between SVI and Softline will have a material impact on our operations and future prospects. Any business combination would likely cause significant dilution of your percentage in the combined enterprise. The transaction, if consummated, will be subject to all of the risks inherent in any business combination. The transaction would significantly increase our international operations and thereby increase the risks associated with such operations. The transaction, if consummated, will introduce to our business all of the risks associated with Softline's business. We have not yet evaluated all of these potential risk factors. In addition, a transaction with Softline could result in a change in management structure or personnel, which could in turn adversely affect future operations.

         Because Softline owns a majority of our outstanding common stock and four of our eight directors are also directors of Softline, any business combination between SVI and Softline will involve inherent conflicts of interest. We have not yet determined how we will address and manage these conflicts of interest. There can be no guarantee that our procedures for addressing and managing the conflicts of interest will give you the same protections you would have in an arms' length business combination. The rules of the American Stock Exchange will likely require us to obtain the approval of our stockholders for a business combination with Softline. Based on its current holdings of our common stock, Softline would control the outcome of that vote, so you may not have a meaningful right to vote on a proposed business combination. We have not yet determined whether we will seek the approval of a majority of our disinterested stockholders, and if so, which stockholders other than Softline might be considered interested.

IF WE CANNOT MANAGE THE ADDITIONAL CHALLENGES PRESENTED BY OUR INTERNATIONAL OPERATIONS, OUR REVENUES AND PROFITABILITY MAY SUFFER.

         Approximately 37% of our net sales were outside North America, principally in Australia and the United Kingdom, in the year ended March 31, 2000. Part of our growth strategy depends on increasing international sales. If we cannot increase our international sales, we may not be able to achieve our business objectives. We currently have sales or support staff located in Australia and the United Kingdom. We have already devoted significant resources to, and expect to continue to devote resources to, our expansion into foreign countries, particularly to expand our sales force. To increase international sales in the future, we must establish additional foreign operations, hire additional personnel and further exploit strategic relationships. We cannot guarantee that the countries in which we operate will have a sufficient pool of qualified personnel from which to hire or that we will be successful at hiring, training or retraining personnel. There are many risks inherent in our international business activities. For example:

         o we are subject to many foreign regulatory requirements which may change without notice;
         o our expenses related to sales and marketing and product development may increase;
         o localizing products for foreign countries involves costs and risks of non-acceptance;
         o we are subject to various export restrictions, and export licenses may not always be available;
         o        we are subject to foreign tariffs and other trade barriers;
         o we may become subject to higher tax rates or taxation in more than one jurisdiction;
         o some of the foreign countries that we deal with suffer from political and economic instability;
         o we may have less protection for our intellectual property rights;
         o some of the foreign currencies that we deal with fluctuate significantly;
         o consulting, maintenance and service revenues may have lower margins in foreign countries;
         o        we may not be able to move earnings back to the United States;
         o it can be more difficult to staff and manage our foreign operations; and
         o        we may have difficulty collecting accounts receivable.

         Any of these factors could negatively affect our financial performance and results of operations. In addition, some of our customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, we may be limited in our ability to enforce our rights under such agreements and to collect amounts owed to us should any foreign customer refuse to pay us. We are also subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to that law.

         In addition, we cannot guarantee that we will be able to maintain or increase international market demand for our products or services. Almost all of our international sales are denominated in local currencies. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss could contribute to fluctuations in our operating results. We do not currently utilize foreign currency hedging instruments, and we cannot assure you that fluctuations in foreign currency rates will not impact our financial performance in the future.

OUR CUSTOMERS ARE CONCENTRATED, SO THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND PROFITS.

         We have derived, and believe that we may continue to derive, a significant portion of our revenues from a limited number of large customers. During the fiscal year ended March 31, 2000, one customer accounted for 15% of net sales. Our customers may buy less of our products or services depending on their own technological developments and internal budget cycles. A major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF OUR KEY EXECUTIVE PERSONNEL, SOFTWARE ENGINEERS, SALES AND MARKETING PERSONNEL AND OUR ABILITY TO IDENTIFY, HIRE AND RETAIN ADDITIONAL PERSONNEL.

         Our success is dependent, in part, upon certain key executive officers remaining employed with us, including Barry M. Schechter, our Chairman and CEO. Our current employment agreement with Mr. Schechter expires September 30, 2000. We carry key man life insurance on Mr. Schechter. Two of our executives in charge of retail operations subsidiaries retired during the fiscal year ended March 31, 2000. Their replacements have served in their current capacities for only a short time. We also believe our future success will depend largely upon our ability to attract and retain highly-skilled software programmers, managers, and sales and marketing personnel. Competition for personnel is intense, particularly in international markets. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We compete against numerous companies, including larger, more established companies, for our personnel. We do not know if we will be successful in attracting or retaining skilled technical and managerial personnel. Further, the loss of certain key employees or our inability to attract and retain other qualified employees could negatively affect our financial performance.

WE ARE DEPENDENT ON THE RETAIL INDUSTRY, AND IF ECONOMIC CONDITIONS IN THE RETAIL INDUSTRY DECLINE, OUR REVENUES MAY DECLINE.

         As a result of our acquisitions of Applied Retail Solutions and Island Pacific and our sale of IBIS Systems Limited, we now derive the substantial majority of our revenues from the licensing of software products and the performance of related services to the retail industry. Our future growth is critically dependent on increased sales to the retail industry. The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the licensing of our software products generally involves a large capital expenditure, which is often accompanied by large-scale hardware purchases or commitments. As a result, demand for our products and services could decline in the event of instability or downturns in the retail industry. Such downturns may cause customers to exit the industry or delay, cancel or reduce any planned expenditure for information management systems and software products.

         The retail industry may be consolidating. The industry is from time to time subject to increased competition and weakening economic conditions which could negatively impact the industry, or our customers' ability to pay for our products and services. These issues have in the past, and could in the future, lead to an increased number of bankruptcy filings. Consolidation and weakening economic conditions would likely reduce our revenues, reduce the demand for our products and negatively impact our business, operating results and financial condition.

INTERNET RETAILING AND SUPPLY CHAIN MANAGEMENT IS HAVING A MAJOR IMPACT ON THE RETAIL INDUSTRY, AND WE MUST EXPAND OUR PRODUCT BASE AND MARKET PENETRATION TO THE INTERNET IN ORDER TO GROW.

         E-commerce on the Internet is dramatically impacting the retail industry. The traditional "brick and mortar" retailers that we have historically served now face substantial competition from Internet-based retailers which may negatively impact their ability to purchase our products and services.

         The market for these e-commerce products is new and quickly evolving. Our competitors are aggressively pursing this sector. We expect significant growth in e-commerce over the Internet; however, we are unable to predict the full impact this emerging form of commerce will have on the traditional "brick and mortar" retail operations we have historically served. If the market for our web-enabled products fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our e-commerce products are not accepted in the marketplace, our business, operating results and financial condition could be negatively impacted.

OUR GROWTH IS DEPENDENT ON DEVELOPING OUR DIRECT SALES OR EXPANDING INTO OTHER DISTRIBUTION CHANNELS.

         We presently market our retail software products exclusively through direct sales to end users. As we develop our product base and begin to market some of our specialty modules to non-core customers, we may need to rely on other distribution channels such as resellers. If we begin to use resellers, they may compete to a certain extent with our direct sales. We cannot guarantee you that we will be able to attract resellers that will be able to market our products effectively and that will be qualified to provide timely and cost-effective customer support and service. We also cannot assure you that we will be able to manage conflicts among resellers. Even if we are able to attract resellers, most reseller agreements can be terminated by either party without cause. If we cannot expand our distribution channels, develop our international distribution channels, or manage any potential channel conflicts, our growth may be adversely affected.

WE RELY ON THIRD-PARTY SUPPLIERS, AND A DISRUPTION IN SUPPLY WOULD NEGATIVELY IMPACT OUR ABILITY TO MEET CUSTOMER DEMANDS.

         We rely on technology licensed from third parties, including Microsoft for the Windows operating system, IBM for the OS/400 operating system and the Websphere Commerce Suite, and Lansa Inc. for integrated AS/400 software development tools. Our licenses from each of these providers are non-exclusive. Any termination of, or significant disruption in, our ability to license these products would adversely affect our business and revenues. In addition, any technical problems or errors with current or future versions of these licensed products could cause errors or technical problems in our products, which could result in loss of sales, delays in or elimination of market acceptance, damage to our brand or to our reputation, product returns, increased costs, and diversion of development resources, product redesigns and increased warranty and servicing costs.

IF WE CANNOT EXPAND INTO CERTAIN MARKET SECTORS, WE MAY NOT BE ABLE TO GROW OUR BUSINESS.

         In order to grow our business, we need to expand our customer base and the types of retailers we serve. We need to expand our product line and our sales efforts to retailers selling all or a substantial amount of their products online. We currently serve only the specialty goods, mass merchants and department store markets. In order to increase revenues, we may need to expand to other retail sectors. We cannot guarantee that our products and services will gain acceptance in or meet these sectors' expectations and needs.

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE AND SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND PRICE EROSION.

         The market for our software products and support services is highly competitive. It is also subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. We expect to continue to experience significant and increasing levels of competition in the future. The principal elements of competition related to our products include:

         o        price;
         o        product features and performance;
         o        e-commerce compatibility, both in the business-to-consumer
                  (B2C) and business-to-business (B2B) sectors;
         o        compatibility with open systems;
         o        retail system expertise;
         o        quality and reliability;
         o        brand awareness and reputation;
         o        timely introduction of new products;
         o        effective distribution networks;
         o        customer service; and
         o        quality of graphical interface.

         Most of our competitors are very large companies with an international presence. We must also compete with smaller companies which have been able to develop strong local or regional customer bases. Many of our competitors and potential competitors are more established, benefit from greater name recognition and have significantly greater resources than us. We cannot assure you that we will be able to compete effectively with these competitors or that our existing competitors, or new competitors, will not develop competitive products and services at lower prices or more attractive terms than we offer.

         In order to effectively compete, we need to continue to grow our business and increase our revenues so that we have the resources to timely develop new products and services in response to evolving technology and customer demands and to sell products and services through broad distribution channels. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. We cannot assure you that we will be able to grow sufficiently to compete effectively in this marketplace.

         Our current and potential competitors may:

         o introduce new technologies that render our existing or future products obsolete, unmarketable or less competitive;
         o make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, which would increase the ability of their products to address the needs of our customers; and
         o establish or strengthen cooperative relationships with our current or future strategic partners, which would limit our ability to sell products through these channels.

         We could be forced to reduce prices and suffer reduced margins and market share due to increased competition from providers of products similar to, or competitive with, our products, or from service providers that provide services similar to our services. Competition could also render our technology obsolete.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, SO OUR SUCCESS DEPENDS HEAVILY ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

         The retail software industry is characterized by evolving technology and industry standards. We must cost-effectively develop and introduce new products that keep pace with technological developments to compete. If we do not gain market acceptance for our existing or new products or if we fail to introduce progressive new products in a timely or cost-effective manner, our financial performance will be negatively affected. The life cycles of our products are difficult to estimate. This is particularly true in the electronic commerce market because that market is new and emerging and is characterized by rapid technological change and changing customer needs. We cannot guarantee you that our new products, even if successfully developed, will ever achieve market acceptance. Moreover, if our competitors introduce new technology or new industry standards emerge, our existing products could be rendered obsolete and unmarketable.

         To develop and manufacture new competitive products and enhance our existing products, we must continue to make significant investments in product development. The success of product enhancements and new products depends on a variety of factors, including product selection and specification, timely and efficient completion of product design, and effective sales and marketing efforts. In developing new products and services, we may:

         o fail to respond to technological changes in a timely or cost-effective manner;
         o encounter products, capabilities or technologies developed by others that render our products and services obsolete or non-competitive or that shorten the life cycles of our existing products and services;
         o experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or
         o fail to achieve market acceptance of our products and services.

OUR PROPRIETARY RIGHTS OFFER ONLY LIMITED PROTECTION AND OUR COMPETITORS MAY DEVELOP PRODUCTS SUBSTANTIALLY SIMILAR TO OUR PRODUCTS AND USE SIMILAR TECHNOLOGIES WHICH MAY RESULT IN THE LOSS OF CUSTOMERS.

         Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect the source code to our software, documentation and other written materials under trade secret and copyright laws. Effective copyright and trade secret protection may be unavailable or limited in some foreign countries. We license our software products under license agreements which impose restrictions on the customer's ability to utilize the software.

         We hold no patents. Consequently, others may develop, market and sell products substantially equivalent to our products, or utilize technologies similar to those used by us, so long as they do not directly copy our products or otherwise infringe our intellectual property rights.

         Intellectual property rights are often the subject of large-scale litigation in the software and Internet industries. We may find it necessary to bring claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. These actions would likely be costly and divert management resources. These actions could also result in counterclaims challenging the validity of our proprietary rights or alleging infringement on our part. We cannot guarantee the success of any litigation we might bring to protect our proprietary rights.

OUR PRODUCTS AND OTHER PROPRIETARY RIGHTS MAY INFRINGE ON THE PROPRIETARY RIGHTS OF THIRD PARTIES, WHICH MAY EXPOSE US TO LITIGATION.

         Although we believe that our products do not infringe on any third party's patents, we cannot be certain that we will not become involved in litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and we do not know if we will have the necessary financial resources to defend or prosecute our rights in connection with any such litigation. Responding to, defending or bringing claims related to our intellectual property rights may require our management to redirect our human and monetary resources to address these claims.

         In addition, these actions could cause product shipment delays or require us to enter into royalty or license agreements. Royalty or license agreements, if required, may not be available on terms acceptable to us, if they are available at all. Any or all of these outcomes could have a material adverse effect on our business, operating results and financial condition.

IF OUR PRODUCTS ARE NOT COMPATIBLE WITH HARDWARE OR SOFTWARE, OUR SALES COULD SUFFER.

         We produce open system software for the retail industry, but we do not develop hardware or operating systems. Consequently, we are dependent upon third-party providers to develop the hardware platforms and operating systems that run our software. As in other sectors of the computer industry, software sales can often be driven by advances in hardware or operating system technology. Accordingly, if providers do not, or are unable to, continue to provide state-of-the-art POS and head office hardware which runs our software, our financial performance may suffer. We are currently engaged in a major development effort to redevelop certain systems to the Java platform which can run in most hardware and operating system environments. If we do not timely complete this redevelopment, or if Java ceases to be an industry standard, our sales could be materially adversely affected.

         We cannot guarantee that our software will be compatible with all available hardware or operating systems. Further, we cannot assure you that we will have the technical personnel necessary to evaluate and fix any software compatibility problems that may exist in the future. If we do not have technical personnel available to address and fix compatibility problems, our sales could decline.

OUR STRATEGIC RELATIONSHIPS MAY NOT ENDURE AND MAY NOT DELIVER THE INTENDED BENEFITS.

         We have from time to time established, or attempted to establish, formal and informal relationships with other companies, including IBM, NCR, ICL Fujitsu and Retail Expert, Inc., to collaborate in areas such as product development, marketing and distribution. The maintenance of these relationships and the development of other similar relationships is a meaningful part of our business strategy. While some of these relationships are governed by contracts, most are non-exclusive and all may be terminated on short notice by either party. We cannot assure you that our current strategic relationships will be beneficial to us, that such relationships can be maintained, or that we will be able to enter into successful new strategic relationships in the future.

OUR PRIMARY COMPUTER AND TELECOMMUNICATIONS SYSTEMS ARE IN A LIMITED NUMBER OF GEOGRAPHIC LOCATIONS, WHICH MAKES THEM MORE VULNERABLE TO DAMAGE OR INTERRUPTION. THIS DAMAGE OR INTERRUPTION COULD HARM OUR BUSINESS.

         Though we do have back-up systems, substantially all of our primary computer and telecommunications systems are located in two geographic areas. These systems are vulnerable to damage or interruption from fire, earthquake, water damage, sabotage, flood, power loss, technical or telecommunications failure or break-ins. While we have business interruption insurance, this coverage may not adequately compensate us for our lost business and will not compensate us for any liability we incur due to our inability to provide services to our customers. Although we have implemented network security measures, our systems, like all systems, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These disruptions could lead to interruptions, delays, loss of data or the inability to service our customers. Any of these occurrences could impair our ability to serve our customers and harm our business.

WE ARE SUBJECT TO RISKS RELATED TO PRODUCT DEFECTS.

         Our software products are highly complex and sophisticated. As a result, they may occasionally contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of our products may involve customer-specific customization by us or third parties, and may involve integration with systems developed by third parties. Problems in our systems are more common upon first release. Problems in the initial release may be discovered only after the product has been implemented and used over time with different computer systems and in a variety of applications and environments. Despite product testing prior to sale, our products have in the past contained errors that were discovered after they were sold. Our customers have also occasionally experienced difficulties integrating our products with other hardware or software in their enterprise. Errors or integration problems may also be discovered in the future. Such defects, errors or difficulties could result in loss of sales, delays in or elimination of market acceptance, damage to our brand or to our reputation, product returns, increased costs and diversion of development resources, product redesigns and increased warranty and servicing costs. In addition, third-party products, upon which our products are dependent, may contain defects which could reduce or undermine entirely the performance of our products.

         Our customers typically use our products to perform mission-critical functions. As a result, the defects and problems discussed above could result in financial or other damage to our customers. Although our sales agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, we do not know if these limitations of liability are enforceable or would otherwise protect us from liability for damages to a customer resulting from a defect in one of our products or the performance of our services. Although we maintain product liability insurance covering certain damages arising from implementation and use of our products, we do not know if this insurance would cover any claims brought against us. Any product liability or other claims brought against us, if successful and of sufficient magnitude, could negatively impact our financial performance.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE. WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR STOCK PRICE VOLATILITY.

         The market price of our common stock has been, and is likely to continue to be, volatile. When we or our competitors announce new customer orders or services, change pricing policies, experience quarterly fluctuations in operating results, announce strategic relationships or acquisitions, change earnings estimates, experience government regulatory actions or suffer from generally adverse economic conditions, our stock price could be affected. Some of the volatility in our stock price appears unrelated to our performance. Recently, companies similar to ours have experienced extreme price fluctuations, often for reasons unrelated to their performance.

         In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. This litigation has been especially prevalent with respect to technology companies. We may therefore become the target of securities class action litigation. Such litigation would likely result in substantial costs, harm our financial condition and divert management's attention and resources.

SOFTLINE LIMITED OWNS A MAJORITY OF OUR COMMON STOCK, SO WE ARE CONTROLLED BY SOFTLINE AND OUR OTHER STOCKHOLDERS ARE UNABLE TO AFFECT THE OUTCOME OF STOCKHOLDER VOTING.

         Softline Limited owns approximately 56% of our outstanding common stock. Four of our eight directors are also directors of Softline. You will not be able to affect the outcome of any stockholder vote so long as Softline owns a majority of our common stock. As a result, Softline will control all matters affecting us, including:

         o        the election of all of our directors;
         o the allocation of business opportunities that may be suitable for Softline and us;
         o any determinations with respect to mergers or other business combinations involving us;
         o        the acquisition or disposition of assets or businesses by us;
         o debt and equity financing, including future issuance of our common stock or other securities;
         o        amendments to our charter documents;
         o        the payment of dividends on our common stock; and
         o        determinations with respect to our tax returns.

         Moreover, even if Softline's ownership of our common stock declines below a majority, current management controls or has the right to acquire approximately 19% of our common stock. It is therefore unlikely that you will have any effective voting control over actions which are approved by both Softline and current management.

WE HAVE NEVER PAID A DIVIDEND ON OUR COMMON STOCK AND WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have not previously paid any cash or other dividend on our common stock. We anticipate that we will use our earnings and cash flow for repayment of indebtedness and future growth, and we do not have any plans to pay dividends in the foreseeable future. Future equity financings may restrict our ability to pay dividends.

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE. NEVADA LAW AND SOME PROVISIONS OF OUR CHARTER AND BYLAWS MAY AFFECT THE PRICE OF YOUR STOCK.

         We are authorized to issue up to 5,000,000 shares of preferred stock. We may issue the preferred stock in one or more series. Our Board of Directors may determine the terms of the preferred stock without further action by our stockholders. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. If we do issue preferred stock, it could affect your rights or even reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. Further, special meetings of our stockholders may be called only by the Chairman of the Board, the Chief Executive Officer or the Board of Directors. Stockholders have no right to call a meeting. These provisions of our charter documents, as well as certain provisions of Nevada law, could delay or make more difficult certain types of transactions involving a change in control of the company or our management. As a result, the price of our common stock may be adversely affected.

WE MAY REINCORPORATE IN DELAWARE AT ANY TIME, AND SOME PROVISIONS OF OUR NEW CHARTER OR BYLAWS MAY AFFECT YOUR STOCK PRICE.

         Our stockholders approved a change in the state of our incorporation from Nevada to Delaware at our last annual meeting. We have not yet completed the reincorporation, but we may do so at any time. Our stockholders also approved in connection with the reincorporation an increase in the number of authorized shares of common stock from 50,000,000 to 100,000,000. Finally, our stockholders approved a reduction of the required quorum at meetings of stockholders from a majority of the outstanding shares to one-third of the outstanding shares. We have not yet implemented these changes to our charter documents, but we may do so at any time. The increase in the number of authorized shares will allow us to issue additional shares of common stock without further stockholder approval, which could substantially dilute your interest and reduce the value of your common stock. The reduction in the quorum requirement will allow us to obtain stockholder approval for matters with a minority of the shares present at the meeting. This will make it more likely that a minority of the outstanding voting power could adopt resolutions which would affect all of our stockholders. These resolutions could adversely affect the value of your common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal corporate headquarters consists of 19,621 square feet in a building located at 12707 High Bluff Drive, Suite 335, San Diego, California. The facility is occupied under a lease which expires on August 31, 2004. The current base monthly rent is $29,288.

         SVI Retail Pty. Ltd. (Australia) has its principal offices at Level 1, 35 Spring Street, Bondi Junction, Sydney, NSW 2022, Australia. This 14,393 square foot facility is leased through October 31, 2006. The current base monthly rent is $15,200. The Australian subsidiary also leases small regional offices in Brisbane, Adelaide and Melbourne.

         Our Island Pacific subsidiary maintains an office at 19800 MacArthur Blvd., 12th Floor, Irvine, California. This is a 26,521 square foot facility. The current lease expires on June 30, 2005. Monthly base rent is $50,992. Island Pacific also occupies premises in the United Kingdom located at The Old Building, Mill House Lane, Wendens Ambo, Essex, England. The lease for this three story office building expires August 31, 2003. Annual rent is $48,804 (payable quarterly) plus common area maintenance charges and real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any material legal proceedings, other than ordinary routine litigation proceedings incidental to our business, none of which are expected to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in existing or other matters may arise from time to time which may harm our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the American Stock Exchange under the symbol "SVI" and has traded on that exchange since July 8, 1998. The following table indicates the high and low sales prices for our shares for each quarterly period for each of our two most recent fiscal years.

YEAR ENDED MARCH 31, 2000                HIGH                           LOW
First Quarter                           $14.750                        $11.500
Second Quarter                          $13.188                        $12.813
Third Quarter                           $14.875                        $ 7.250
Fourth Quarter                          $14.375                        $ 9.000

YEAR ENDED MARCH 31, 1999                HIGH                           LOW
First Quarter                           $ 5.063*                       $ 3.906*
Second Quarter                          $ 8.500                        $ 4.688*
Third Quarter                           $ 7.875                        $ 6.000
Fourth Quarter                          $15.375                        $ 7.375

* High and low bid information as reported on the OTC Bulletin Board.

         We have never declared any dividends. We currently intend to retain any future earnings to discharge indebtedness and finance the growth and development of the business. We therefore we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon the future financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant.

         As of June 30, 2000, there were 33,855,884 shares of our common stock outstanding, which were held by approximately 1800 stockholders of record.

         During the quarter ended March 31, 2000, we issued the following securities without registration under the Securities Act of 1933:

         o an aggregate of 115,000 shares of common stock to non-employees upon exercise of outstanding options for an aggregate exercise price of $211,500;
         o 56,718 shares of common stock to Softline Limited, our majority stockholder, upon exercise of outstanding options for an aggregate exercise price of $113,436;
         o 46,774 shares of common stock to Softline, valued at $213,406, as reimbursement for a portion of the purchase price for Triple-S Computers pursuant to our agreement with Softline as of May 27, 1998;
         o 93,023 shares of common stock to the former stockholder of MarketPlace Systems Corporation, valued at an aggregate of $1,000,000, as partial consideration for the acquisition of the assets of that company; and
         o an aggregate of 344,948 shares of common stock sold to Amro International, S.A., for gross proceeds of $3,000,000. 7,500 of such shares were issued to the purchaser in lieu of a commission.

         The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder, and an appropriate legend was placed on the shares.

ITEM 6.  SELECTED FINANCIAL DATA


         The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of our last six fiscal years (including the six months ended March 31, 1998) are derived from the consolidated financial statements of SVI Holdings, Inc. The consolidated financial statements as of March 31, 2000, March 31, 1999, March 31, 1998 and September 30, 1997 and the independent auditors' reports thereon, are included elsewhere in this report.

                                                                   Six Months
                                                                      Ended
                                            Year Ended March 31,    March 31,        Year Ended September 30,
                                           ----------------------- ----------- ----------------------------------
                                              2000        1999        1998         1997        1996       1995
                                              ----        ----        ----         ----        ----       ----
                                                         (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Net sales                                  $   36,114  $   17,487  $   11,198  $   10,434  $      673  $     580
Cost of sales                                  10,970       5,347       3,869       3,037         100        100
                                           ----------- ----------- ----------- ----------- ----------- ----------
    Gross profit                               25,144      12,140       7,329       7,397         573        480
                                           ----------- ----------- ----------- ----------- ----------- ----------

Expenses:
    Product development                         4,877           -           -           -           -          -
    Depreciation and amortization               7,942       2,395         939       1,178          54         53
    Selling, general, and administrative       18,235       7,603       4,611       4,706       1,035        718
                                           ----------- ----------- ----------- ----------- ----------- ----------
       Total expenses                          31,054       9,998       5,550       5,884       1,089        771
                                           ----------- ----------- ----------- ----------- ----------- ----------

    Income (loss) from operations              (5,910)      2,142       1,779       1,513        (516)      (291)

Other income (expense)                           (556)      1,227         359         464         647       (170)
Gain on disposals of Softline Limited
shares                                              -           -       4,388       3,974           -          -
                                           ----------- ----------- ----------- ----------- ----------- ----------
    Income (loss) before provision for
    income taxes                               (6,466)      3,369       6,526       5,951         131       (461)

Provision (benefit) for income taxes           (2,412)      1,671       1,849       1,103           -          -
                                           ----------- ----------- ----------- ----------- ----------- ----------
    Income (loss) from continuing
    operations                                 (4,054)      1,698       4,677       4,848         131       (461)

Income (loss) from discontinued operations          -       3,887       1,142           -          16       (271)
                                           ----------- ----------- ----------- ----------- ----------- ----------
    Net income (loss)                      $   (4,054) $    5,585  $    5,819  $    4,848  $      147  $    (732)
                                           =========== =========== =========== =========== =========== ==========

Basic earnings (loss) per share:
    Income (loss) from continuing
    operations                             $    (0.12) $     0.06  $     0.17  $     0.35  $     0.01  $   (0.04)

    Income (loss) from discontinued
       operations                                   -        0.14        0.04           -           -      (0.03)
                                           ----------- ----------- ----------- ----------- ----------- ----------
       Net income (loss)                   $    (0.12) $     0.20  $     0.21  $     0.35  $     0.01  $   (0.07)
                                           =========== =========== =========== =========== =========== ==========


   Diluted earnings (loss) per share:
       Income (loss) from continuing
       operations                           $    (0.12) $     0.05  $        0.15  $     0.31  $     0.01  $   (0.04)
       Income from discontinued operations           -        0.12           0.04           -        0.00      (0.03)
                                            ----------- ----------- -------------- ----------- ----------- ----------
          Net income (loss)                 $    (0.12) $     0.17  $        0.19  $     0.31  $     0.01  $   (0.07)
                                            =========== =========== ============== =========== =========== ==========

   Weighted average common shares:
       Basic                                    32,459      28,600         27,768      13,971      11,902     10,320

       Diluted                                  32,459      33,071         31,046      15,618      13,470     10,320


   BALANCE SHEET DATA:

Working capital                             $   10,019  $   26,138  $       9,763  $      596  $   (1,844) $  (3,159)
Total assets                                $   94,083  $   52,374  $      46,481  $   19,230  $    5,006  $   2,266
Long-term obligations                       $   21,586  $    2,043  $         771  $      545  $    1,947  $       -
Stockholders' equity (deficit)              $   53,497  $   45,270  $      37,075  $   10,885  $      347  $  (1,757)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS THE WORDS MAY, WILL, SHOULD, EXPECT, PLAN, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, OR THE NEGATIVES OF SUCH WORDS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS ARE DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS" IN ITEM 1 IN THIS REPORT, AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, PRESS RELEASES AND OTHER COMMUNICATIONS.

         ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. WE ARE UNDER NO OBLIGATION TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE FILING OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

OVERVIEW

         We are a leading provider of end-to-end solutions for enterprise retailers and retail chains. Our products link retail management information, including merchandising, planning and financial analysis, with point-of-sale information, automating the full operations of a retailer and providing centralized access to information throughout a chain of retail stores. We also provide consulting, project management, application training, technical support and other services to our retail industry customers. Our training products division develops and distributes computer courseware and computer skills testing products.

         Our recent growth has primarily been through acquisitions. The largest and most important of these acquisitions have been:

         o Applied Retail Solutions, Inc. (ARS) in July 1998 for aggregate consideration of $7.9 million in cash and stock paid to the former stockholders; and
         o Island Pacific Systems Corporation in April 1999 for $35 million cash.

         ARS is a leading provider of store software systems that now form the core of our SVI-POST solutions, Island Pacific is a leading provider of retail management systems that now form the core of our SVI-HOST solutions.

         We accounted for both the ARS and Island Pacific acquisitions using purchase accounting, which has resulted in the addition of significant goodwill and capitalized software assets on our balance sheet. We are amortizing capitalized software and goodwill from both of these acquisitions over ten years, which has and will continue to impact reported net income and earnings per share.

         Subsequent to fiscal year end, we consolidated ARS and Island Pacific into SVI Retail, Inc. During the fiscal year we began promoting the full suite of retail software solutions created by the combination of the ARS and Island Pacific products with some of our other retail software products under the brand name "The Total Point of Business". We have commenced an active campaign to cross-sell solutions to those retailers who utilize less than our full suite of products. During fiscal 2000, we also commenced an active product development program to more fully integrate of our SVI-POST and SVI-HOST products, to develop versions of our products in other programming languages to eliminate dependency on client/server architecture, and to develop new components and applications of our end-to-end solution. We plan to continue our product development program through fiscal 2001 and beyond, subject to the availability of operating or outside capital.

         We currently derive the majority of our revenues from the sale of software licenses and the provision of related consulting and support services. Software license fees are for the most part dependent upon the number of locations in which the customer plans to install and utilize the software. As the customer adds additional locations, we charge additional license fees. We typically charge for support, maintenance and software updates on an annual basis pursuant to renewable service contracts. We typically charge for consulting, implementation and project management services on an hourly basis. Our sales cycles typically run four to twelve months, which causes our revenues to fluctuate significantly from period to period.

         We typically recognize software license revenues as products are shipped. If the sale involves significant production, modification or customization, we recognize the license revenues ratably based on percentage of completion. We generally recognize revenues for service contracts over the life of the contract, and for consulting, implementation and project management services as the services are provided.

         We sold our IBIS Systems Limited subsidiary effective January 1, 1999 to Kielduff Investments Limited, a company affiliated with IBIS's management team. The consideration was $2.25 million cash, SVI common stock valued at $2.1 million and a promissory note representing a net obligation to us of $13.6 million. IBIS (which subsequent to disposition was acquired by a subsidiary of Integrity Software, Inc.) provided financial and business software applications for the building, leasing and general financial industries, primarily in the United Kingdom. We originally acquired IBIS in October 1997 as part of an integrated transaction through which Softline Limited became our majority stockholder. The operations of IBIS are shown in our financial statements as discontinued operations for the fiscal year ended March 31, 1999 and the transitional fiscal year ended March 31, 1998.

         Our operations are conducted principally in the United States, the United Kingdom and Australia. Prior to our sale of Triple-S in October 1999, we had operations in South Africa.

         We offer similar products in each geographical region and we evaluate local operations primarily based on total revenues and operating income. We also manage long-lived assets by geographic region. The geographic distribution of our revenues and long-lived assets for the fiscal years ended March 31, 2000, March 31, 1999, March 31, 1998 (six months) and September 30, 1997 is as follows (in thousands):

                                     YEAR ENDED            YEAR ENDED        SIX MONTHS ENDED       YEAR ENDED
                                   MARCH 31, 2000        MARCH 31, 1999       MARCH 31, 1998      SEPT. 30, 1997
                                   --------------        --------------       --------------      --------------
                                                                   (IN THOUSANDS)
Net Sales:
  United States                        $22,819              $ 5,010             $   414               $   801
  Australia                              8,372               10,706              10,784                 9,633
  South Africa                           1,091                1,770                   -                     -
  United Kingdom                         3,832                    -                   -                     -
  United Kingdom (discontinued
     operations)                             -               12,403               5,156                     -
                                       --------             --------            --------              --------

         Total net sales               $36,114              $29,889             $16,354               $10,434
                                       ========             ========            ========              ========

Long-lived assets:
  United States                        $62,518              $10,773             $ 3,703               $   108
  Australia                             11,471               11,152              10,309                 5,264
  South Africa                               -                    -                   -                 1,779
  United Kingdom                            75                   13                   -                     -
  United Kingdom (discontinued
     operations)                             -                   -               14,070                 3,683
                                       --------             --------            --------              --------

     Total long-lived assets           $74,064              $21,938             $28,082               $10,834
                                       ========             ========            ========              ========

         We classify operations into two divisions, retail software solutions and training products. As revenues, earnings and assets related to the training division are below the threshold established for segment reporting, we consider our business to consist of one reportable operating segment.

RECENT DEVELOPMENTS

         In May 2000, we announced that we are in discussions with Softline Limited concerning a possible business combination between Softline and SVI. Softline is a global software and services group focused on the development, implementation and support of business and accounting software applications. Softline currently beneficially owns approximately 56% of SVI's common shares. Softline is the largest accounting and payroll software vendor in South Africa and one of the largest in Australia, and also markets accounting software applications in the United States, United Kingdom and other jurisdictions. SVI and Softline have no binding agreement and have not yet established terms of a potential transaction. Any such transaction will be subject to governmental approvals by United States and South African authorities. Any transaction may also be subject to approval of the stockholders of SVI and/or Softline. Any business combination between SVI and Softline will have a material impact on our operations and future prospects.

         During the second quarter of fiscal 2000, we sold certain technology rights to an unrelated third party for $3.5 million. We initially recorded this transaction as revenue during the second quarter, but we subsequently determined that the revenue from the sale should have been deferred until the time of payment. We received payment of the first $1.8 million during the first quarter of fiscal 2001 and expect to receive the balance during the second quarter of fiscal 2001. This revenue will increase earnings for the periods in which the payments are received, but is of a non-recurring nature. The sale of these rights is not expected to otherwise impact results of operations.

RESULTS OF OPERATIONS

PRESENTATION OF RESULTS OF OPERATIONS

         Following the close of our fiscal year ended September 30, 1997, we changed our fiscal year end to March 31, commencing with the fiscal year ended March 31, 1998.

         Our Consolidated Statements of Operations, Stockholders' Equity and Cash Flows included in this report show results for the following periods:

         o        the fiscal year ended March 31, 2000;
         o        the fiscal year ended March 31, 1999;
         o        the twelve months ended March 31, 1998 (unaudited);
         o        the six months ended March 31, 1998; and
         o        the fiscal year ended September 30, 1997.

         The six month period ended March 31, 1998 and the twelve month period ended September 30, 1997 are not comparable to the fiscal years ended March 31, 2000 and 1999. Accordingly, the discussion and analysis below compares fiscal 2000 to fiscal 1999, and fiscal 1999 to the comparable unaudited twelve month period ended March 31, 1998, which includes the results for the transitional six month fiscal year ended March 31, 1998 plus the last two quarters of the fiscal year ended September 30, 1997.

         The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales.

                                                   -------------------------------------------------------------------------------
                                                                            TWELVE MONTHS ENDED MARCH 31,
                                                   -------------------------------------------------------------------------------
                                                             2000                       1999                       1998
                                                                                                               (UNAUDITED)
                                                                PERCENTAGE                  PERCENTAGE                PERCENTAGE
                                                      AMOUNT    OF REVENUE      AMOUNT     OF REVENUE      AMOUNT     OF REVENUE
                                                      ------    ----------      ------     ----------      ------     ----------
                                                                       (in thousands except for percentages)
Net sales                                          $     36,114        100%   $     17,487        100%   $     17,702        100%
Cost of Sales                                            10,970         30%          5,347         31%          5,753         32%
                                                   -------------------------  -------------------------  -------------------------
     Gross Profit                                        25,144         70%         12,140         69%         11,949         68%
                                                   -------------------------  -------------------------  -------------------------

Expenses:
     Product development                                  4,877         14%              -          0%              -          0%
     Depreciation and amortization                        7,942         22%          2,395         14%          1,947         11%
     Selling, general and administrative                 18,235         50%          7,603         43%          7,108         40%
                                                   -------------------------  -------------------------  -------------------------
        Total expenses                                   31,054         86%          9,998         57%          9,055         51%
                                                   -------------------------  -------------------------  -------------------------

     Income (loss) from operations                       (5,910)       -16%          2,142         12%          2,894         17%

Other income (expense)                                     (556)        -2%          1,227          7%            532          3%
Gain on disposals of Softline Limited shares                  -          0%              -          0%          8,209         46%
                                                   -------------------------  -------------------------  -------------------------

     Income before provision (benefit) for income
     taxes                                               (6,466)       -18%          3,369         19%         11,636         66%

Provision (benefit) for income taxes                     (2,412)        -7%          1,671         10%          2,674         15%
                                                   -------------------------  -------------------------  -------------------------

     Income (loss) from continuing operations            (4,054)       -11%          1,698         10%          8,962         51%

Discontinued operations
     Income from discontinued operations, net of
     taxes                                                    -                      3,613                      1,142
     Gain on disposal of discontinued operations,
           net of applicable taxes                            -                        274                          -
                                                   -------------              -------------              -------------
         Income from discontinued operations                  -                      3,887                      1,142
                                                   -------------              -------------              -------------
NET INCOME (LOSS)                                  $     (4,054)              $      5,585               $     10,104
                                                   =============              =============              =============

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

         NET SALES

         Net sales increased by $18.6 million, or 106%, to $36.1 million in the fiscal year ended March 31, 2000 from $17.5 million in the fiscal year ended March 31, 1999. The increase in net sales was primarily due to the following:


         o Inclusion of $19.0 million in sales from Island Pacific, which was acquired at the beginning of fiscal year 2000.
         o Increase of $2.4 million in sales from ARS. ARS was acquired in July 1998; therefore, the results in the fiscal year ended March 31, 1999 included only nine months of operations.
         o Offset in part by a decrease of $3.0 million in sales from Australian operations due to a downturn in demand for software licenses and related consulting and support services in Australia.

         We experienced a decline in demand for software licenses during the last six months of calendar year 1999. We believe this was due to deferred purchasing decisions related to the millennium change and anticipation of new products to be announced at industry trade shows in early calendar year 2000. This decline in demand continued to negatively affect sales of software licenses during our fourth quarter. Because our sales cycles tend to range from four to twelve months, we remain cautious about our expectations for sales of software licenses and related services in near term future periods due to the interruption in sales cycles. We are not able to predict whether the decreased demand we have experienced will continue to affect sales in the longer term.

         COST OF SALES

         Cost of sales increased by $5.7 million, or 108%, to $11.0 million in the fiscal year ended March 31, 2000 from $5.3 million in the fiscal year ended March 31, 1999. This increase was primarily due the inclusion of cost of sales from Island Pacific.

         GROSS PROFIT

         Gross profit increased by $13.0 million, or 106%, to $25.1 million in the fiscal year ended March 31, 2000 from $12.2 million in the fiscal year ended March 31, 1999. Gross profit, as a percentage of total revenues, increased to 70% in fiscal year 2000 from 69% in fiscal year 1999. This increase was primarily due to the inclusion of high profit margin sales from Island Pacific. Island Pacific's sales generally do not involve lower margin hardware sales.

         PRODUCT DEVELOPMENT EXPENSES

         Product development expenses for the fiscal year ended March 31, 2000 were $4.9 million or 14% of net sales. There were no product development expenses in the comparative period. In conjunction with the acquisition of Island Pacific, we commenced an active integration and product development program to ensure compatibility between our point-of-sale (SVI-POST) and retail management (SVI-HOST) products. Additionally, we are developing versions of our products in other program languages to reduce hardware dependencies. We expect to continue or increase the present level of spending on product development for the foreseeable future as we continue to integrate, develop and enhance our products to address the evolving needs of the retail industry.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $10.6 million, or 139%, to $18.2 million in the fiscal year ended March 31, 2000 from $7.6 million in the fiscal year ended March 31, 1999. The increase was due to the following:

         o Inclusion of selling, general and administrative expenses of $8.8 million from Island Pacific, which was acquired at the beginning of the fiscal year 2000.
         o Increase of $0.6 million in selling, general and administrative expenses from ARS.
         o Increase of $1.2 million in selling, general and administrative expenses to expand marketing and investor relations activities.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased by $5.5 million, or 229%, to $7.9 million in the fiscal year ended March 31, 2000 from $2.4 million in the fiscal year ended March 31, 1999. The increase was primarily due to the acquisition of $42.6 million in intangible assets in the acquisition of Island Pacific. These intangible assets are being amortized over estimated lives not exceeding ten years.

         OTHER INCOME (EXPENSE)

         Other income (expense) decreased by $1.8 million, or 150%, to $(0.6) million in the fiscal year ended March 31, 2000 from $1.2 million in the fiscal year ended March 31, 1999. The decrease was primarily due to an increase of $1.4 million in interest expense in fiscal year 2000 and life insurance proceeds of $0.5 million received in the prior fiscal year. The increase in interest expense was due to the $20.8 million in notes payable obtained in fiscal year 2000 to acquire Island Pacific.

         DISCONTINUED OPERATIONS

         Effective January 1, 1999, we sold our IBIS Systems Limited subsidiary for $18 million. We recorded a gain of $0.3 million, net of applicable income taxes of $0.8 million. Accordingly, the results of operations of IBIS for fiscal 1999 are shown as discontinued operations.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO TWELVE MONTHS ENDED MARCH 31, 1998

         NET SALES

         Net sales decreased by $0.2 million, or 1%, to $17.5 million in the fiscal year ended March 31, 1999 from $17.7 million in the comparable period ended March 31, 1998. The decrease in net sales was due to a decrease of $4.4 million in sales from Australian operations. This decrease resulted from the completion in March 1998 of several large contracts with a major retail group in Australia, which included significant hardware sales. The decrease in net sales was offset by the inclusion of $3.6 million in revenues from ARS, which was acquired in July 1998, and an increase of $0.5 million in sales from our training products division.

         COST OF SALES

         Cost of sales decreased by $0.5 million, or 9%, to $5.3 million in the fiscal year ended March 31, 1999 from $5.8 million in the twelve months ended March 31, 1998. The decrease was primarily due to a decrease of $1.7 million in cost of sales from Australian operations, offset by the inclusion of $1.2 million in cost of sales from ARS.

         GROSS PROFIT

         Gross profit increased by $0.3 million, or 3%, to $12.2 million in the fiscal year ended March 31, 1999 from $11.9 million in the twelve months ended March 31, 1998. Gross profit, as a percentage of total revenues, increased to 69% in the fiscal year ended March 31, 1999 from 68% in the comparable 1998 period. The increase was due to a change in the sales mix away from lower margin hardware sales toward higher margin software licenses and related services.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $0.5 million, or 7%, to $7.6 million in the fiscal year ended March 31, 1999 from $7.1 million in the twelve months ended March 31, 1998. Increase in selling, general and administrative expenses was due to the inclusion of $1.6 million in selling, general and administrative expenses from ARS, which was acquired in July 1998, and an increase of $0.4 million in corporate-level general expenses. This increase was offset by a decrease of $1.7 million in selling, general and administrative expenses from the decrease in sales from Australia.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased by $0.5 million, or 26%, to $2.4 million in the fiscal year ended March 31, 1999 from $1.9 million in the twelve months ended March 31, 1998. Increase in depreciation and amortization was primarily due to $0.4 million of depreciation and amortization from intangible assets recorded in the acquisition of ARS, which was acquired in July 1998.

         OTHER INCOME

         Other income increased by $0.7 million, or 140%, to $1.2 million in the fiscal year ended March 31, 1999 from $0.5 million in the twelve months ended March 31, 1998. This increase was primarily due to life insurance proceeds of $0.5 million received in the fiscal year 1999.

         GAIN ON SALE OF SOFTLINE LIMITED SHARES

         During the twelve months ended March 31, 1998, we reported a gain of $8.2 million on the sale of Softline Limited shares yielding net proceeds of $12.0 million. We have no further equity holdings in Softline Limited.

         DISCONTINUED OPERATIONS

         Income from discontinued operations consisted of income from IBIS, which we acquired effective October 1, 1997 and which we sold effective January 1, 1999. Income from discontinued operations increased by $2.5 million, or 227%, to $3.6 million in the fiscal year ended March 31, 1999 from $1.1 million in the twelve months ended March 31, 1998. The increase was due to the inclusion of IBIS results in discontinued operations for three quarters of fiscal 1999 compared to two quarters of the comparable 1998 period, and to a shift within IBIS from lower margin hardware sales to higher margin software sales.

LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal year ended March 31, 2000, we financed our operations through internally generated cash, proceeds from bank and other loans, a loan from a related party, proceeds from the sale of common stock and the exercise of options, and a bank line of credit. During the fiscal year ended March 31, 1999, we financed our operations primarily through internally generated cash and proceeds from the exercise of options. During the transitional fiscal year ended March 31, 1998 and the fiscal year ended September 30, 1997, we financed our operations primarily through internally generated cash, proceeds from the sale of common stock and proceeds from the sale of shares of Softline Limited common stock. Cash and cash equivalents at March 31, 2000 were $4.8 million, a decrease of $8.2 million from $13.0 million at March 31, 1999.

         We continue to hold a $14.1 million (including accrued interest at March 31, 2000) note receivable obtained in connection with our sale of IBIS Systems Limited. To secure this receivable, we obtained a security interest in the stock of IBIS. The purchaser did not repay the note on the original due date of October 1, 1999 because it had not yet completed a reorganization that was intended to serve as the source of funds to repay the note. The due date of the note has been extended to November 15, 2000. We permitted the purchaser to proceed with its reorganization with a wholly-owned subsidiary of Integrity Software, Inc., a publicly traded company with prices quoted on the National Quotation Bureau Pink Sheets under the symbol "INTY". The purchaser exchanged all of the outstanding IBIS stock for 1,536,000 common shares of Integrity, representing approximately 11% of Integrity's outstanding shares at March 20, 2000. We agreed to substitute our security interest in the IBIS shares for a security interest in the purchaser's Integrity shares. We also obtained the right to convert all or any portion of the unpaid indebtedness under the note to Integrity shares valued at $12.50 per share and limited rights to require Integrity to register such shares for resale under the Securities Act. Integrity bid quotations have ranged from $7.00 to $22.00 per share from January 10, 2000 to June 23, 2000, but the market for Integrity shares has been limited. These quotations may not represent actual transactions.

         To our knowledge, the purchaser's only asset is the Integrity shares it holds. The purchaser's ability to pay is therefore entirely dependent on its ability to sell the Integrity shares. The purchaser is an affiliate of Integrity, and its ability to sell the Integrity shares will be limited by law and by market conditions. A recent third-party valuation of the Integrity shares securing the note supports the carrying value of the note receivable on our balance sheet at March 31, 2000. However, we do not know when or if the purchaser of IBIS or we will be able to realize liquidity from the Integrity shares, as the legal and practical ability of both the purchaser and us to resell such shares is limited by applicable securities laws and market conditions. We cannot guarantee that the value of the Integrity shares will remain high enough to support the carrying value of the note receivable, and we may be required to impair the value of the note receivable should the value of the Integrity shares decline. Any such impairment would adversely affect our results of operations during the period or periods in which it occurs.

         We have reclassified this note receivable as a long-term asset due to the uncertainty of the marketability of the Integrity shares and the dependence on such marketability for collection.

         We purchased all of the outstanding stock of Island Pacific in June 1999 for $35 million cash. We paid the purchase price using cash on hand, cash acquired from the sale of our IBIS Systems Limited subsidiary, cash acquired from the exercise of options by Softline, two bank loans totaling $18.5 million and $2.3 million in other loans, including $1.5 million from a major stockholder.

         The bank loans are secured by all of our stock in and all of the assets of our U.S. retail software subsidiaries, and 65% of our stock in our Australian retail software subsidiary. One loan was in the amount of $3.5 million and was fully amortizing over two years. The other loan required interest-only payments until maturity at December 3, 1999. We expected to retire the $15 million loan on or before maturity using proceeds from the $13.6 million note receivable obtained in connection with the sale of IBIS; however, our agreement with the bank permitted us to convert the $15 million loan to a two-year fully amortizing term loan subject to certain terms and conditions. Because the $13.6 million note receivable was not paid on its original due date, we were not able to retire the

$15 million bank loan as anticipated. Rather than convert the loan, we negotiated extensions of the due date of the $15 million obligation while we searched for a replacement source of capital to retire the loan. We made a $2 million principal payment on this loan in May 2000 using proceeds from the sale of common stock in a private placement. In May and June 2000, we agreed to consolidate the approximately $14.75 million balance of the two loans into a single loan and to terminate the conversion option. In July 2000, Softline Limited loaned us $10 million for the purpose of making a $10 million principal payment on this loan.

         In July 2000, we refinanced the $4.75 million balance due on the bank loan. Under the amended loan agreement, we are required beginning August 1, 2000 to pay $200,000 per month toward reduction of principal plus interest on the outstanding balance at the rate of 5% over the bank's prime rate, increasing to 6.25% over the bank's prime rate after December 31, 2000. We are also required to pay to the bank as a reduction of principal one half of amounts received from a certain $1.75 million contract receivable from a one-time sale, any amounts we receive from the sale of the shares of common stock of Integrity Software, Inc. which secure the related note receivable for $14.1 million, and any amounts we receive from the issuance of debt or equity securities other than stock option exercises. We also maintain a $3 million line of credit with this bank, and the line is subject to the provisions and restrictions of the amended loan agreement. The entire remaining balance of the consolidated bank loan and the lines of credit, if any, will be due and payable April 1, 2001. If we make no principal prepayments on the consolidated loan amount other than the required monthly payments, the balance at the maturity date would be $3.15 million plus the amount outstanding on our credit lines. The loans are subject to certain financial covenants and contain limitations on acquisitions, investments and other borrowings. We plan to obtain replacement financing for the entire amount owing to the bank prior to the maturity date. However, there can be no guarantee that replacement financing will be available on acceptable terms and conditions, or at all.

         The $10 million loan from Softline obtained to reduce the bank indebtedness is due August 1, 2001. The loan is subordinated to the bank obligations and bears interest at 10% per annum payable monthly. We intend to use proceeds we might receive from payment of the $14.1 note receivable or from sale of the shares of the common stock of Integrity Software, Inc. (into which such note is convertible and which secure such note) to repay the loan from Softline. We cannot guarantee that we will be able to resell sufficient Integrity shares to repay this loan. We may have to use any proceeds from the sale of these shares first to satisfy the remaining bank obligation. If we are not able to repay some or all of the Softline loan through these means, we will likely be required to seek outside debt or equity financing. We currently have no commitments for such financing, and we cannot guarantee that such financing will be available on acceptable terms and conditions, or at all.

         In connection with our acquisition of Island Pacific, we also borrowed $2.3 million with no stated maturity date from three entities. $1.5 million of such amount was borrowed from a major stockholder. The balance due on these loans at June 30, 2000 was $1.6 million. The loans bear interest at the prime rate.

         We have $3.65 million of credit lines to support working capital requirements. $3.0 million of this amount is subject to the amended loan agreement concerning the consolidated loan obtained to acquire Island Pacific described above, and the then outstanding balance is due and payable on April 1, 2001, if not sooner retired. As of June 30, 2000, the outstanding balance on all of our lines is $3.1 million.

         We have been using operating income, cash received from the sale of common stock and cash received from the exercise of options to discharge the payments due on the bank loans and lines of credit. We used $10 million borrowed from Softline to pay $10 million due on the bank loan in July 2000.

         During the year ended March 31, 2000, Softline exercised options to purchase shares of SVI common stock for net proceeds of $4.8 million. The proceeds were used to pay a portion of the Island Pacific purchase price, the deferred portion of the purchase price for our Triple-S subsidiary (which was sold to Softline in October 1999) and for working capital.

         In March 2000, we sold common stock to one investor in a private placement for net proceeds of $2.9 million. We agreed to register the resale of such shares under the Securities Act. We also granted the investor a repricing right through which the investor may receive additional shares of common stock. The number of additional shares to be issued will be determined based on the following formula:

         Number of additional shares = (($8.89-P) x 337,448)/P, where P = 0.86 x the average of the closing price of our stock on the American Stock Exchange for the five days preceding the effective date of a registration statement registering the resale of such share under the Securities Act.

We have not yet filed a registration statement for the resale of such shares.

         Other than cash and cash equivalents and the unused portion of the line of credit, we have no material unused sources of liquid assets.

         Cash provided by (used for) operating activities in the periods ended March 31, 2000, 1999 and 1998 were $(2.3) million, $2.0 million and $8.5 million, respectively. Cash used for operating activities during fiscal year 2000 primarily resulted from a $4.1 million net loss, a $4.6 million increase in accounts receivable and other receivables, a $0.6 million decrease in accounts payable and accrued expenses, a $0.8 million increase in interest receivable, a $2.6 million decrease in income tax payable, and a $2.6 million increase in deferred income taxes liability; offset in part by $7.9 million of non-cash depreciation and amortization expense and a $5.0 million increase in deferred revenue. Cash provided by operating activities in fiscal year 1999 resulted from $5.6 million in net income, $2.9 million of depreciation and amortization, and a $1.7 million increase in income taxes payable; offset in part by a $4.6 million increase in accounts receivable and other receivables, a $2.6 million decrease in accounts payable and accrued expenses and a $1.0 million gain on disposal of Softline Limited shares. Cash provided by operating activities in the twelve months ended March 31, 1998 resulted from $10.1 million in net income, $2.8 million of depreciation and amortization, $0.8 million of non-cash compensation expense, a $2.6 million increase in accounts payable and accrued expenses, and a $2.4 million increase in income taxes payable, offset in part by an $8.2 million gain on disposal of Softline Limited shares and a $1.6 million decrease in accounts receivable.

         Accounts receivable increased during fiscal year 2000 primarily due to inclusion of Island Pacific accounts receivable of $4.0 million at March 31, 2000 and a $3.3 million receivable associated with the non-recurring sale of technology rights by our Australian subsidiary. Revenue recognition from this sale was deferred until payment expected in fiscal year 2001. Accounts receivable increased during fiscal year 1999 primarily due to inclusion of ARS accounts receivable of $0.8 million and an increase in receivables from our Australian subsidiary. Accounts receivable balances fluctuate significantly due to a number of factors including acquisitions and dispositions, seasonality, shifts in customer buying patterns, contractual payment terms, the underlying mix of products and services sold, and geographic concentration of revenues.

         Cash provided by (used for) investing activities in the periods ended March 31, 2000, 1999 and 1998 were $(36.5) million, $(3.3) million and $4.4 million, respectively. Investing activities during fiscal year 2000 included a $33.8 million net cash payment for the acquisition of Island Pacific, $1.8 million in purchase of software and capitalized software development costs and $0.8 million in capital expenditures. Investing activities in fiscal year 1999 included $1.4 million in net cash payments for the acquisition of ARS, $0.8 million in net cash payments for other acquisitions related to our former IBIS subsidiary and $3.3 million in capital expenditures, offset by $2.2 million in net proceeds from the sale of IBIS. Investing activities in the twelve months ended March 31, 1998 included $12.0 million in net proceeds from sale of Softline Limited shares, $0.7 million in proceeds from maturity of certificates of deposit, and $0.5 million net cash acquired from the acquisition of Divergent Technologies Pty. Ltd., offset in part by a $6.5 million net cash payment for the acquisition of assets related to our former IBIS subsidiary, $2.1 million in purchases of software and capitalized software development costs and $0.5 million in capital expenditures.

         Cash provided by (used for) financing activities in the periods ended March 31, 2000, 1999 and 1998 were $30.9 million, $(0.02) million and $1.6 million, respectively. Financing activities during fiscal year 2000 included $20.5 million in proceeds from loans obtained to acquire Island Pacific, $9.2 million in proceeds from the exercise of options and private sale of common stock and $2.3 million in proceeds from lines of credit, offset in part by $1.5 million in loan payments. Financing activities in fiscal year 1999 included $1.0 million in cash payments to repurchase common stock, offset in part by $0.7 million proceeds from the exercise of options. Financing activities in the twelve months ended March 31, 1998 included $9.3 million in proceeds from issuance of common stock and $1.1 million in proceeds from an affiliate, offset by a $4.5 million decrease in amounts due to stockholders and $4.3 million in payments on lines of credit.

         Changes in the currency exchange rates of our foreign operations had the effect of reducing cash by $0.3 million, $0.4 million and $0.03 million in the fiscal years ended March 31, 2000, 1999 and 1998, respectively. We did not enter into any hedging transactions to manage foreign currency risk during any of the reported periods.

         We believe we have sufficient cash and will generate sufficient revenues from operations to meet our cash needs through fiscal 2001. We may however be required to reduce expenditures on certain product development activities if normal sales cycles, impacted by the millennium change and other factors, do not resume as expected. While such reductions would impact our long-term strategy of enhancing and integrating our existing products and developing new products, we do not believe they would impact short-term results of operations. We may require outside sources of debt or equity financing to discharge the then outstanding bank indebtedness due April 1, 2001 and the note payable to Softline due August 1, 2001. We are considering various alternatives for equity financing to retire some or all of our outstanding indebtedness and to pursue further product development initiatives. At this time, we have no firm commitments for such outside financing, and there is no guarantee that such financing will be available on acceptable terms and conditions, or at all.

         We expect to continue our strategy of seeking acquisition opportunities within our target profile of companies with advanced technologies and market leadership in the enterprise retail solutions sector. We cannot guarantee that any such acquisition opportunities will be available on acceptable terms, or that any such acquisitions will ultimately be consummated. To the extent that the terms of any such acquisitions call for payment in cash, we will likely need to seek an outside source of capital. We have not identified any sources for such capital, and there can be no guarantee that such capital will be available on acceptable terms and conditions, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by statement of Financial Accounting Standards No. 137, requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and is effective for fiscal years beginning after June 15, 2000. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. We have not yet completed the process of evaluating the impact that will result from the adoption of SFAS No. 133; however, on a preliminary basis, we do not believe the eventual adoption of SFAS 133 will have a significant impact on our consolidated financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. We will be required to adopt SAB 101 in the fourth quarter of the 2001 fiscal year. We do not expect the adoption of SAB 101 will have a material effect on our financial position or results of operations.

YEAR 2000

         As of July 3, 2000, our products, computing and communications infrastructure systems have operated without Year 2000 related problems and appear to be Year 2000 ready. We are not aware that any of our major customers or third-party suppliers have experienced significant Year 2000 related problems. We believe all our critical systems are Year 2000 ready. However, there is no guarantee that we have discovered all possible failure points. We will address any Year 2000 problems experienced by our customers through normal maintenance and warranty procedures. Year 2000 compliance costs were not material in any prior period and were funded from working capital. As discussed above, we believe that concern over potential Year 2000 problems impacted sales and the normal commencement of sales cycles for our software licenses during the second half of calendar year 1999. These effects may continue to adversely affect our revenues until normal sales cycles resume.

EURO CURRENCY

         In January 1999, participating European Economic and Monetary Union
(EMU) countries introduced the ECU or "Euro" as a new currency. During 2002, all participating EMU countries are expected to convert to the Euro as their single currency. During the next two years, participating EMU countries will conduct business in both the existing national currency and the Euro. Companies operating in or conducting business in these EMU member countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. We believe that all of our internal financial and software systems can accommodate the dual currency system and the full conversion to the Euro. Our retail software products are designed to operate in any foreign currency, including the Euro. We cannot guarantee however that our products will operate without modification through full conversion to the Euro or meet all of the Euro currency requirements. If our software products do not meet all the Euro currency requirements, our business, operating results and financial condition could be materially adversely affected. We have not had and do not expect a material impact on our results of operations from foreign currency gains or losses as a result of the transition to the Euro as the functional currency for our operations in EMU countries.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risks, which include changes in interest rates, changes in foreign currency exchange rate as measured against the U.S. dollar and changes in the value of stock of a publicly traded company which secures a promissory note we hold.

INTEREST RATE RISK

         Our exposure to market risk for changes in interest rates relates to our revolving credit borrowings and variable rate term loans, which totaled $20.9 million at March 31, 2000. Based on this balance, a change in one percent in the interest rate would cause a change in interest expense of approximately $0.2 million or $0.01 per basic and diluted share, on an annual basis.

         These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

         We conduct business in various foreign currencies, primarily in Europe and Australia. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 37%, 83% and 97% of our total net sales were denominated in currencies other than the U.S. dollar for the periods ended March 31, 2000, 1999 and 1998, respectively.

EQUITY PRICE RISK

         We have no direct equity investments. However, we have a note receivable in the amount of $14.1 million which is secured by shares of the common stock of Integrity Software, Inc. ("Integrity"), a publicly traded company with shares quoted on the National Quotation Bureau Pink Sheets. We also have the right to convert the note into common stock of Integrity at a fixed price. We are therefore exposed to indirect equity price risk. We have not taken steps to mitigate this risk, and a decline in the trading price of Integrity common stock may impair the value of and our ability to collect the $14.1 million receivable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements at March 31, 2000, March 31, 1999, March 31, 1998 and September 30, 1997 and the reports of Deloitte & Touche LLP and Singer Lewak Greenbaum & Goldstein LLP, independent accountants, are included in this report on pages beginning F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the information under the captions "Elections of Directors" and "Compliance with
Section 16(a) of the Exchange Act" of our definitive proxy statement and notice of annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of our definitive proxy statement and notice of annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" of our definitive proxy statement and notice of annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" of our definitive proxy statement and notice of annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial statements and financial statement schedules

         Independent Auditors' Report of Deloitte & Touche LLP.............  F-1

         Report of Independent Certified Public Accountants
         of Singer Lewak Greenbaum & Goldstein LLP.........................  F-2

         Consolidated Balance Sheets as of March 31, 2000 and 1999.........  F-3

         Consolidated Statements of Operations for the Periods ended
          March 31, 2000, March 31, 1999, March 31, 1998
         (twelve months unaudited), March 31, 1998 (six months)
         and September 30, 1997............................................  F-4

         Consolidated Statements of Stockholders' Equity for the Years
         Ended March 31, 2000, March 31, 1999 and March 31, 1998
         (six months) .....................................................F-5-6

         Consolidated Statements of Cash Flows for the Periods Ended
         March 31, 2000, March 31, 1999, March 31, 1998
         (twelve months unaudited), March 31, 1998 (six months)
         and September 30, 1997............................................F-7-8

         Notes to Consolidated Financial Statements.......................F-9-30


         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not considered necessary and therefore have been omitted.

(b)      Reports on Form 8-K.

         During the quarter ended March 31, 2000, we did not file any reports on Form 8-K.

(c)      Exhibits

Exhibit                    Description
-------                    -----------

2.1 Share Purchase Agreement dated November 4, 1996 as amended among SVI Holdings, Inc. (the "Company") and Hookmond Pty., Ltd. and Landreef Pty. Ltd., incorporated by reference to exhibit 10.4 to the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

2.2 Technology Purchase Agreement dated November 4, 1996 as amended between the Company and New Hope Trading Limited, incorporated by reference to exhibit 10.5 to the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

2.3 Asset Purchase Agreement dated as of April 28, 1997, among the Company, Divergent Technologies Pty. Ltd., Colin Bruce Chapman, Chapman Computers Pty. Ltd. and The Chapman Computers Unit Trust, incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed on August 11, 1997.

2.4 Sale of Shares Agreement between Softline Limited and the Company for the acquisition of IBIS Systems Pty. Ltd., incorporated by reference to exhibit 1 to the Company's Form 8-K filed on December 19, 1997.

2.5 Share Swap Agreement between the Company and Softline Limited, incorporated by reference to exhibit 2 to the Company's Form 8-K filed on December 19, 1997.

2.6 Renunciation Agreement among the Company, Hosken Consolidated Investments Limited and Softline Limited, incorporated by reference to exhibit 3 to the Company's Form 8-K filed on December 19, 1997.

2.7 Agreement among the Company, Hosken Consolidated Investments Limited and Softline Limited, incorporated by reference to exhibit 5 to the Company's Form 8-K filed on December 19,
                  1997.

2.8 Agreement between Multisoft Financial Systems Limited and the Sage Group Plc., and IBIS Systems Limited, incorporated by reference to exhibit 10.21 to the Company's Form 8-K filed on March 24, 1998.

2.9 Amendment Agreement between Multisoft Financial Systems Limited and The Sage Group Plc., and IBIS Systems Pty. Ltd., incorporated by reference to exhibit 10.22 to the Company's Form 8-K filed on March 24, 1998.

2.10 Agreement of Merger and Plan of Reorganization dated as of July 1, 1998 among the Company and its wholly-owned subsidiary; Applied Retail Solutions, Inc.; and the shareholders of Applied Retail Solutions, Inc., incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed on September 16, 1998.

2.11 First Amendment to the Agreement and Plan of Reorganization dated January 28, 1999 among the Company and its wholly-owned subsidiary; Applied Retail Solutions, Inc.; and the shareholders of Applied Retail Solutions, Inc., incorporated by reference to exhibit 2.1 to the Company's Form 10-QSB for the quarter ended December 31, 1998.

2.12 Second Amendment to the Agreement and Plan of Reorganization dated May 24, 1999 among the Company and its wholly-owned subsidiary; Applied Retail Solutions, Inc.; and the shareholders of Applied Retail Solutions Inc., incorporated by reference to exhibit 2.12 to the Company's Form 10-KSB for the fiscal year ended March 31, 1999.

2.13 Share Sale Agreement effective December 31, 1998 between Kielduff Investments Limited and the Company, incorporated by reference to exhibit 10.2 to the Company's Form 8-K filed on May 14, 1999.

2.14 Stock Purchase Agreement dated June 1, 1999 among the Company, Island Pacific Systems Corporation, and the shareholders of Island Pacific Systems Corporation, incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed on June 18, 1999.

2.15 Asset Purchase Agreement dated March 16, 2000 among the Company, MarketPlace Systems Corporation and Jay Fisher (included herewith).

3.1               Articles of Incorporation, incorporated by reference to
                  exhibit 3.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1993.

3.2               Amended and Restated Bylaws (included herewith).

4.1               Form of Stock Certificate (included herewith).

10.1 Incentive Stock Option Plan, as amended April 1, 1998, incorporated by reference to exhibit 10.1 to the Company's Form 10-QSB for the quarter ended September 30, 1998.

10.2 Employment Agreement of Barry M. Schechter dated effective October 1, 1997, incorporated by reference to exhibit 10.15 to the Company's 10-KSB for the fiscal year ended September 30, 1997.

10.3 Assignment and Assumption of Acquisition Agreement dated April 1, 1998 among Softline Limited, Softline Holdings (Pty) Limited, Triple-S Computers (Pty) Limited, Divergent S.A.
                  (Pty) Limited and the shareholders of Triple-S Computers (Pty) Limited, incorporated by reference to exhibit 10.2 to the Company's Form 10-QSB for the quarter ended June 30, 1998.

10.4 Description of Agreement between Softline Limited and SVI Holdings, Inc. regarding sale of Triple-S Computers (Pty) Limited (included herewith).

10.5              1998 Incentive Stock Plan, incorporated by reference to
                  exhibit 10.2 to the Company's Form 10-QSB for the quarter ended September 30, 1998.

10.6 Employment Agreement of Sam Pickard dated as of August 27, 1998, incorporated by reference to exhibit 2.3 to the Company's Form 8-K filed on September 16, 1998.

10.7 Employment Agreement of Larry Lahodny dated as of August 27, 1998, incorporated by reference to exhibit 2.4 to the Company's Form 8-K filed on September 16, 1998.

10.8 Promissory Note dated October 13, 1998 between the Company and Softline Limited, incorporated by reference to exhibit 10.1 to the Company's Form 10-QSB for the quarter ended December 31, 1998.

10.9 Pledge Agreement dated October 13, 1998 between the Company and Softline Limited, incorporated by reference to exhibit
                  10.2 to the Company's Form 10-QSB for the quarter ended December 31, 1998.

10.10 Promissory Note dated December 31, 1998 executed by Kielduff Investments Limited in favor of the Company, incorporated by reference to exhibit 10.3 to the Company's Form 8-K filed on May 14, 1999.

10.11 Pledge Agreement effective December 31, 1998 between Kielduff Investments Limited and the Company, incorporated by reference to exhibit 10.4 to the Company's Form 8-K filed on May 14, 1999.

10.12 Settlement and Release Agreement effective December 31, 1998 among Kielduff Investments Limited, the Company, Softline Limited, Systems for Business Incorporated and IBIS Systems Limited, incorporated by reference to exhibit 10.5 to the Company's Form 8-K filed on May 14, 1999.

10.13 Amendment to Note between the Company and Kielduff Investments Limited, incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed November 1, 1999.

10.14 Agreement and Amendment to Note, Pledge Agreement and Settlement and Release Agreement among the Company, Softline Limited, Kielduff Investments Limited, Systems For Business, Inc., IBIS Systems Limited and Jyris Group, incorporated by reference to exhibit 10.24 to the Company's Form 10-Q/A filed July 11, 2000 for the quarter ended December 31, 1999.

10.15 Registration Rights Agreement between the Company and Integrity Holdings, Ltd., incorporated by reference to exhibit
                  10.25 to the Company's Form 10-Q filed February 14, 2000.

10.16 Term Loan Agreement dated June 3, 1999 between the Company and Union Bank of California, N.A., incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on June 18, 1999.

10.17 Term Loan A Note dated June 3, 1999 between the Company and Union Bank of California, N.A., incorporated by reference to exhibit 10.2 to the Company's Form 8-K filed on June 18, 1999.

10.18 Term Loan B Note dated June 3, 1999 between the Company and Union Bank of California, N.A., incorporated by reference to exhibit 10.3 to the Company's Form 8-K filed on June 18, 1999.

10.19 Pledge Agreement dated June 3, 1999 between the Company and Union Bank of California, N.A., incorporated by reference to exhibit 10.4 to the Company's Form 8-K filed on June 18, 1999.

10.20 Security Agreement by the Company in favor of Union Bank of California, N.A., incorporated by reference to exhibit 10.5 to the Company's Form 8-K filed on June 18, 1999.

10.21 Security Agreement by Applied Retail Solutions, Inc. in favor of Union Bank of California, N.A., incorporated by reference to exhibit 10.6 to the Company's Form 8-K filed on June 18, 1999.

10.22 Security Agreement by Island Pacific Systems Corporation in favor of Union Bank of California, N.A., incorporated by reference to exhibit 10.7 to the Company's Form 8-K filed on June 18, 1999.

10.23 Letter Agreement between the Company and Union Bank of California, N.A., incorporated by reference to exhibit 10.26 to the Company's Form 10-Q/A filed on July 11, 2000.

10.24 Amendment No. 1 to Term Loan Agreement between the Company and Union Bank of California, N.A. (included herewith).

10.25 Revolving Note between the Company and Union Bank of California, N.A. (included herewith).

10.26 Amendment No. 2 to Term Loan Agreement between the Company and Union Bank of California, N.A. (included herewith).

10.27 Term Loan Note of the Company in favor of Union Bank of California, N.A. (included herewith).

10.28 Common Stock Purchase Agreement between the Company and AMRO International S.A. dated March 13, 2000 (included herewith).

10.29 Registration Rights Agreement between the Company and AMRO International S.A. dated March 13, 2000 (included herewith).

10.30 Common Stock Option Agreement dated May 24, 2000 between the Company and Softline Limited (included herewith).

10.31 Software Sale and Use Agreement dated September 16, 1999 between Divergent Technologies (Pty) Limited and Resource Control Management Limited (UK), as amended (included herewith).

10.32 Promissory Note of the Company in favor of Softline Limited (included herewith).

21                List of Subsidiaries (included herewith).

23.1              Consent of Deloitte & Touche LLP (included herewith).

23.2 Consent of Singer Lewak Greenbaum & Goldstein LLP (included herewith).

27                Financial Data Schedule.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVI HOLDINGS, INC., A NEVADA CORPORATION

                                        By: /s/ Barry M. Schechter
                                            -----------------------------------
                                            Barry M. Schechter, Chairman of the
                                            Board and Chief Executive Officer
                                            (Principal Executive Officer)

Date: July 14, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signatures                      Capacity                     Date
          ----------                      --------                     ----

/s/ Barry M. Schechter        Chairman of the Board, Chief         July 14, 2000
------------------------      Executive Officer and Director
Barry M. Schechter


/s/ David L. Reese            Chief Financial Officer, Secretary   July 14, 2000
------------------------      and Director
David L. Reese


/s/ Arthur S. Klitofsky
------------------------      Vice President and Director          July 14, 2000
Arthur S. Klitofsky


/s/ Donald S. Radcliffe       Director                             July 14, 2000
------------------------
Donald S. Radcliffe


/s/ Ivan M. Epstein           Director                             July 14, 2000
------------------------
Ivan M. Epstein


/s/ Gerald Rubenstein         Director                             July 14, 2000
------------------------
Gerald Rubenstein


/s/ Ian Bonner                Director                             July 14, 2000
------------------------
Ian Bonner


/s/ Steven Cohen              Director                             July 14, 2000
------------------------
Steven Cohen

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of SVI Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of SVI Holdings, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of SVI Holdings, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
July 13, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of SVI Holdings, Inc.:

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of SVI Holdings, Inc. and subsidiaries for the six months ended March 31, 1998 and the year ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SVI Holdings, Inc. and subsidiaries for the six months ended March 31, 1998 and the year ended September 30, 1997 in conformity with generally accepted accounting principles.



/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 20, 1998

SVI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                                                 March 31,      March 31,
                                                                                   2000            1999
                                                                               ---------------------------
ASSETS                                                                     (in thousands, except share amounts)
Current assets:
  Cash and cash equivalents                                                    $     4,838    $    13,006
  Accounts receivable, net of allowance for doubtful
    accounts of $1,283 and $375, respectively                                        9,954          3,310
  Other receivables                                                                    303            853
  Note receivable                                                                        -         13,608
  Inventories                                                                          272            238
  Deferred income tax asset                                                          3,905              -
  Prepaid expenses and other current assets                                            747            184
                                                                               ------------   ------------
           Total current assets                                                     20,019         31,199

Note receivable                                                                     14,092              -
Property and equipment, net                                                          1,529            734
Purchased and capitalized software, net                                             30,597         14,053
Goodwill, net                                                                       22,545          4,535
Non-compete agreements, net                                                          5,224          1,677
Other assets                                                                            77            176
                                                                               ------------   ------------

           Total assets                                                        $    94,083    $    52,374
                                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $     1,242    $       345
  Accrued expenses                                                                   3,642          1,611
  Deferred revenue                                                                   6,324            297
  Current portion of term loans (Note 8)                                             3,892              -
  Line of credit                                                                     2,268            232
  Due to stockholders                                                                1,632              -
  Income taxes payable                                                                   -          2,576
                                                                               ------------   ------------
           Total current liabilities                                                19,000          5,061

Term loans refinanced in July 2000 (Note 8)                                         13,150              -
Other long-term liabilities                                                            135          2,000
Deferred income tax liability                                                        8,301             43
                                                                               ------------   ------------
           Total liabilities                                                        40,586          7,104
                                                                               ------------   ------------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred stock, $.0001 par value; 5,000,000 shares authorized;
    no shares issued and outstanding                                                     -              -
  Common stock, $.0001 par value; 50,000,000 shares authorized;
   33,567,884  and 29,741,278 shares issued and outstanding                              3              3
  Additional paid-in capital                                                        53,454         39,436
  Treasury stock, at cost; shares - 444,641 in 2000 and 127,400 in 1999             (4,306)          (951)
  Shares receivable                                                                      -         (2,142)
  Retained earnings                                                                  5,831          9,885
  Accumulated other comprehensive loss                                              (1,485)          (961)
                                                                               ------------   ------------
           Total stockholders' equity                                               53,497         45,270
                                                                               ------------   ------------

           Total liabilities and stockholders' equity                          $    94,083    $    52,374
                                                                               ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


SVI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                 SIX MONTHS
                                                                 YEAR ENDED MARCH 31,               ENDED       YEAR ENDED
                                                        -------------------------------------     MARCH 31,    SEPTEMBER 30,
                                                           2000          1999          1998          1998          1997
                                                        ---------     ---------     ---------     ---------     ---------
                                                                                   (UNAUDITED)
                                                                      (in thousands, except per share data)
Net sales                                               $ 36,114      $ 17,487      $ 17,702      $ 11,198      $ 10,434
Cost of sales                                             10,970         5,347         5,753         3,869         3,037
                                                        ---------     ---------     ---------     ---------     ---------
          Gross profits                                   25,144        12,140        11,949         7,329         7,397
                                                        ---------     ---------     ---------     ---------     ---------

Expenses:
  Product development                                      4,877             -             -             -             -
  Depreciation and amortization                            7,942         2,395         1,947           939         1,178
  Selling, general and administrative                     18,235         7,603         7,108         4,611         4,706
                                                        ---------     ---------     ---------     ---------     ---------
           Total expenses                                 31,054         9,998         9,055         5,550         5,884
                                                        ---------     ---------     ---------     ---------     ---------

Income (loss) from operations                             (5,910)        2,142         2,894         1,779         1,513

Other income (expense):
  Interest income                                          1,081           646           382           351            60
  Other income                                               (94)          817            15            35             -
  Interest expense                                        (1,531)          (90)          (42)          (13)         (103)
  Loss on foreign currency transaction                       (12)         (146)         (102)          (14)         (120)
  Equity in earnings of Softline Limited                       -             -           279             -           627
  Gain on disposal of Softline Limited shares                  -             -         8,210         4,388         3,974
                                                        ---------     ---------     ---------     ---------     ---------
           Total other income (expense)                     (556)        1,227         8,742         4,747         4,438
                                                        ---------     ---------     ---------     ---------     ---------

Income before provision (benefit) for income taxes        (6,466)        3,369        11,636         6,526         5,951

Provision (benefit) for income taxes                      (2,412)        1,671         2,674         1,849         1,103
                                                        ---------     ---------     ---------     ---------     ---------

           Income (loss) from continuing operations       (4,054)        1,698         8,962         4,677         4,848

Discontinued operations:
  Income from operations of IBIS Systems Limited,
    net of applicable income taxes of $1,337 and
    $463 in 1999 and 1998, respectively                        -         3,613         1,142         1,142             -
  Gain on disposal of IBIS Systems Limited, net of
    applicable income taxes of $753 in 1999                    -           274             -             -             -
                                                        ---------     ---------     ---------     ---------     ---------
           Income from discontinued operations                 -         3,887         1,142         1,142             -
                                                        ---------     ---------     ---------     ---------     ---------

Net income (loss)                                       $ (4,054)     $  5,585      $ 10,104      $  5,819      $  4,848
                                                        =========     =========     =========     =========     =========

Basic earnings (loss) per share:
  Continuing operations                                 $  (0.12)     $   0.06      $   0.43      $   0.17      $   0.35
  Discontinued operations                                      -          0.14          0.05          0.04             -
                                                        ---------     ---------     ---------     ---------     ---------
           Net income (loss)                            $  (0.12)     $   0.20      $   0.48      $   0.21      $   0.35
                                                        =========     =========     =========     =========     =========
Diluted earnings (loss) per share:
  Continuing operations                                 $  (0.12)     $   0.05      $   0.38      $   0.15      $   0.31
  Discontinued operations                                      -          0.12          0.05          0.04             -
                                                        ---------     ---------     ---------     ---------     ---------
           Net income (loss)                            $  (0.12)     $   0.17      $   0.43      $   0.19      $   0.31
                                                        =========     =========     =========     =========     =========

Weighted average common shares outstanding:
    Basic                                                 32,459        28,600        21,251        27,768        13,971
                                                        =========     =========     =========     =========     =========
    Diluted                                               32,459        33,071        23,379        31,046        15,618
                                                        =========     =========     =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.


SVI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             COMMON STOCK          ADDITIONAL
                                                      --------------------------    PAID-IN       TREASURY       SHARES
                                                         SHARES        AMOUNT       CAPITAL        STOCK       RECEIVABLE
                                                      ------------  ------------  ------------  ------------  ------------
                                                                      (in thousands, except share amounts)
Balance, October 1, 1996                               12,422,800   $         2   $     6,712

Issuance of common stock in connection with the
  purchase of technology rights                         1,620,000                       3,890
Sale of common stock                                      196,484                         369
Exercise of stock options                                 805,000                       1,004
Compensation expense for stock options granted                                            203
Increase in equity in Softline Limited as a result
  of going public                                                                         487
Comprehensive income:
  Net income Other comprehensive income:
    Translation adjustment

        Comprehensive income
                                                      ------------  ------------  ------------
Balance, September 30, 1997                            15,044,284             2        12,665

Issuance of common stock in connection with the
  purchase of technology rights and subsidiaries        5,200,000                       8,200
Sale of common stock                                    7,536,000             1        11,303
Exercise of stock options                                 267,400                         369
Issuance of common stock for compensation                  85,000                         234
Issuance of common stock for services rendered             14,000                          49
Compensation expense for stock options granted                                            318
Comprehensive income:
  Net income
  Other comprehensive income:
    Translation adjustment

        Comprehensive income
                                                      ------------  ------------  ------------
Balance, March 31, 1998                                28,146,684             3        33,138

Issuance of common stock in connection with the
  purchase of technology rights and subsidiaries        1,199,994                       4,955
Exercise of stock options                                 522,000                         719
Income tax benefit on stock options exercised                                             224
Compensation expense for stock options granted                                            400
Repurchase of common stock                               (127,400)                              $      (951)
Shares receivable from stockholder in connection
   with the sale of IBIS Systems Limited                                                                      $    (2,142)
Comprehensive income:
  Net income
  Other comprehensive income:
    Translation adjustment

        Comprehensive income
                                                      ------------  ------------  ------------  ------------  ------------
Balance, March 31, 1999                                29,741,278             3        39,436          (951)       (2,142)


(CONTINUED BELOW)


                                                        RETAINED                    ACCUMULATED
                                                        EARNINGS    COMPREHENSIVE      OTHER
                                                      (ACCUMULATED     INCOME      COMPREHENSIVE
                                                        DEFICIT)       (LOSS)          LOSS          TOTAL
                                                      ------------  -------------  -------------  ------------
Balance, October 1, 1996                              $    (6,367)                                $       347

Issuance of common stock in connection with the
  purchase of technology rights                                                                         3,890
Sale of common stock                                                                                      369
Exercise of stock options                                                                               1,004
Compensation expense for stock options granted                                                            203
Increase in equity in Softline Limited as a result
  of going public                                                                                         487
Comprehensive income:                                       4,848   $      4,848                        4,848
  Net income Other comprehensive income:
    Translation adjustment                                                  (263)  $       (263)         (263)
                                                                    -------------
        Comprehensive income                                               4,585
                                                      ------------  =============  -------------  ------------
Balance, September 30, 1997                                (1,519)                         (263)       10,885

Issuance of common stock in connection with the
  purchase of technology rights and subsidiaries                                                        8,200
Sale of common stock                                                                                   11,304
Exercise of stock options                                                                                 369
Issuance of common stock for compensation                                                                 234
Issuance of common stock for services rendered                                                             49
Compensation expense for stock options granted                                                            318
Comprehensive income:
  Net income                                                5,819          5,819                        5,819
  Other comprehensive income:
    Translation adjustment                                                  (103)          (103)         (103)
                                                                    -------------
        Comprehensive income                                               5,716
                                                      ------------  =============  -------------  ------------
Balance, March 31, 1998                                     4,300                          (366)       37,075

Issuance of common stock in connection with the
  purchase of technology rights and subsidiaries                                                        4,955
Exercise of stock options                                                                                 719
Income tax benefit on stock options exercised                                                             224
Compensation expense for stock options granted                                                            400
Repurchase of common stock                                                                               (951)
Shares receivable from stockholder in connection
   with the sale of IBIS Systems Limited                                                               (2,142)
Comprehensive income:
  Net income                                                5,585          5,585                        5,585
  Other comprehensive income:
    Translation adjustment                                                  (595)          (595)         (595)
                                                                    -------------
                                                                           4,990
                                                      ------------  =============  -------------  ------------
        Comprehensive income

Balance, March 31, 1999                                     9,885                          (961)       45,270

SVI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)


                                                             COMMON STOCK          ADDITIONAL
                                                      --------------------------    PAID-IN       TREASURY       SHARES
                                                         SHARES        AMOUNT       CAPITAL        STOCK       RECEIVABLE
                                                      ------------  ------------  ------------  ------------  ------------
                                                                      (in thousands, except share amounts)
Balance, March 31, 1999                                29,741,278             3        39,436          (951)       (2,142)

Issuance of common stock in connection with the
  purchase of technology rights and subsidiaries          359,797                       3,654
Exercise of stock options                               3,437,263                       6,992
Income tax benefit on stock options exercised                                             424
Compensation expense for stock options                                                     55
Repurchase of common stock                               (138,741)                                   (1,213)
Shares received from stockholder in connection
       with the sale of IBIS Systems Limited             (178,500)                                   (2,142)        2,142
Issuance of common stock for services                       1,839                          20
Private placement of common stock                         344,948                       2,873
Comprehensive loss:
  Net loss
  Other comprehensive loss:
    Translation adjustment

        Comprehensive loss
                                                      ------------  ------------  ------------  ------------  ------------

Balance, March 31, 2000                                33,567,884   $         3   $    53,454   $    (4,306)  $         -
                                                      ============  ============  ============  ============  ============


(CONTINUED BELOW)


                                                        RETAINED                    ACCUMULATED
                                                        EARNINGS    COMPREHENSIVE      OTHER
                                                      (ACCUMULATED     INCOME      COMPREHENSIVE
                                                        DEFICIT)       (LOSS)          LOSS          TOTAL
                                                      ------------  -------------  -------------  ------------
Balance, March 31, 1999                                     9,885                          (961)       45,270

Issuance of common stock in connection with the
  purchase of technology rights and subsidiaries                                                        3,654
Exercise of stock options                                                                               6,992
Income tax benefit on stock options exercised                                                             424
Compensation expense for stock options                                                                     55
Repurchase of common stock                                                                             (1,213)
Shares received from stockholder in connection
       with the sale of IBIS
Issuance of common stock for services                                                                      20
Private placement of common stock                                                                       2,873
Comprehensive loss:
  Net loss                                                 (4,054)        (4,054)                      (4,054)
  Other comprehensive loss:
    Translation adjustment                                                  (524)          (524)         (524)
                                                                    -------------
        Comprehensive loss                                          $     (4,578)
                                                      ------------  =============  -------------  ------------

Balance, March 31, 2000                               $     5,831                  $     (1,485)  $    53,497
                                                      ============                 =============  ============

                                                                                                   (Concluded)

The accompanying notes are an integral part of these consolidated financial statements.

SVI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              SIX MONTHS  YEAR ENDED
                                                                                  YEAR ENDED MARCH 31,          ENDED       SEPT-
                                                                           ---------------------------------   MARCH 31,   EMBER 30,
                                                                              2000        1999        1998       1998        1997
                                                                           ---------   ---------   ---------   ---------   ---------
                                                                                                  (UNAUDITED)
                                                                                                 (in thousands)
Cash flows from operating activities:
  Net income (loss)                                                        $ (4,054)   $  5,585    $ 10,104    $  5,819    $  4,848
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
    Depreciation and amortization                                             7,942       2,935       2,038       1,030       1,178
    Loss on foreign currency transactions                                        12         146         102          14         120
    Equity in earnings in Softline Limited                                        -           -        (279)          -        (628)
    Gain on sale of Softline Limited shares                                       -           -      (8,209)     (4,388)     (3,974)
    Compensation expense for stock options                                       55         400         803         601         203
    Deferred income tax provision                                            (2,614)       (258)        481         597        (116)
    Loss on sale of assets                                                      177          31           -           -           -
    Gain on disposal of IBIS Systems Limited                                      -      (1,027)          -           -           -
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable and other receivables                              (4,586)     (4,636)     (1,606)       (797)       (948)
      Interest receivable                                                      (840)          -           -           -           -
      Inventories                                                               (34)         35         112         887        (843)
      Prepaid expenses and other current assets                                (197)       (337)         15         164        (235)
      Accounts payable and accrued expenses                                    (576)     (1,374)      2,562      (1,952)      4,492
      Deferred revenue                                                        5,023      (1,264)          -           -           -
      Income taxes payable                                                   (2,576)      1,740       2,406       1,380       1,026
                                                                           ---------   ---------   ---------   ---------   ---------

           Net cash provided by (used for) operating activities              (2,268)      1,976       8,529       3,355       5,123
                                                                           ---------   ---------   ---------   ---------   ---------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                        (33,898)     (2,115)     (5,698)     (5,936)     (3,840)
  Maturity of certificates of deposit                                             -           -         700         350         350
  Net proceeds from sale of Softline Limited shares                               -           -      12,032       6,167       6,165
  Purchase of furniture and equipment                                          (849)       (821)       (527)       (268)       (495)
  Proceeds from sale of assets                                                   83         102           -           -           -
  Proceeds from sale of IBIS Systems Limited, net                                 -       2,218           -           -           -
  Purchase of software and capitalized software development costs            (1,831)     (2,679)     (2,084)     (4,442)       (892)
                                                                           ---------   ---------   ---------   ---------   ---------

           Net cash provided by (used for) investing activities             (36,495)     (3,295)      4,423      (4,129)      1,288
                                                                           ---------   ---------   ---------   ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                      9,615         942       9,263      11,433       1,373
  Increase in amount due to stockholders, net                                 1,982         (15)     (4,548)       (382)     (3,598)
  Repurchase of common stock                                                      -        (951)          -           -           -
  Proceeds from lines of credit                                               2,281         232           -           -           -
  Proceeds from note payable                                                 18,500           -         173           -          26
  Payments on line of credit                                                      -           -      (4,276)       (340)       (359)
  Payments on note payable                                                   (1,458)          -         (50)        (50)          -
  Due from affiliate                                                              -           -       1,078           -       1,078
                                                                           ---------   ---------   ---------   ---------   ---------

           Net cash provided by (used for) financing activities              30,920         208       1,640      10,661      (1,480)
                                                                           ---------   ---------   ---------   ---------   ---------

Effect of exchange rate changes on cash                                        (325)       (352)       (339)       (103)       (263)
                                                                           ---------   ---------   ---------   ---------   ---------

Net increase (decrease) in cash and cash equivalents                         (8,168)     (1,463)     14,253       9,784       4,668
Cash and cash equivalents, beginning of period                               13,006      14,469         216       4,685          17
                                                                           ---------   ---------   ---------   ---------   ---------

Cash and cash equivalents, end of period                                   $  4,838    $ 13,006    $ 14,469    $ 14,469    $  4,685
                                                                           =========   =========   =========   =========   =========

                                                                                                                         (Continued)


SVI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                  SIX MONTHS  YEAR ENDED
                                                                            YEAR ENDED MARCH 31,     ENDED       SEPT-
                                                                           ---------------------   MARCH 31,   EMBER 30,
                                                                              2000        1999       1998        1997
                                                                           ---------   ---------   ---------   ---------
Supplemental disclosure of non-cash information:
  Interest paid                                                            $  1,417    $     90    $     17    $    103
  Income taxes paid                                                        $  2,163    $  2,005    $    336    $    233

Supplemental disclosure of non-cash investing and financing activities:
  Note receivable and shares receivable acquired as partial
    payment from sale of IBIS Systems Limited                                          $ 15,750
  Issued 1,000,000 shares of common stock in connection
    with the acquisition of Applied Retail Solutions, Inc.                             $  4,000
  Issued 114,809 shares of common stock in connection
    with the acquisition of Triple S from Softline Limited                 $    213    $    270
  Issued 28,125 shares of common stock in connection
    with the purchase of software from Softline Limited                                $    206
  Issued 52,000 shares of common stock in connection
    with the acquisition of Todds of Lincoln Limited                                   $    203
  Issued 1,620,000 shares of common stock in
    connection with purchase of software from Softline
    Limited                                                                                                    $  3,890
  Issued 5,000,000 shares of common stock in connection
    with the acquisition of IBIS Systems Limited                                                   $  7,500
  Issued 200,000 shares of common stock in connection
    with the acquisition of Chapman Computers (Pty)
    Limited                                                                                        $    700
   Received 178,500 treasury shares as settlement
      for a receivable                                                     $ (2,142)
   Issued 55,000 shares of common stock in connection
      with the acquisition of Todds of Lincoln Limited                     $    402
   Issued 165,000 shares of common stock as payment
      for earn-out provision in connection with acquistion
      of Applied Retail Solutions, Inc.                                    $  2,000
   Received 78,241 shares from Softline for
      Triple-S                                                             $   (665)
   Issued 93,023 shares of common stock in connection
       with acquisition of MarketPlace Systems Corporation                 $  1,000

                                                                                                             (Concluded)

The accompanying notes are an integral part of these consolidated financial statements.

SVI HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS AND BUSINESS CONDITIONS - SVI Holdings, Inc. (the "Company") is a holding company, which through its subsidiaries, is a leading provider of system software for enterprise retailers and retail chains and computer training courses.

     The Company experienced significant growth in operations during the fiscal year ended March 31, 2000. For the first time in recent history, the Company reported operating and net losses, and experienced negative cash flow from operations during this fiscal year.

     The Company's near and long term operating strategies include a focus on aggressively leveraging the Company's experience and customer base to both cross sell to existing customers and provide tailored solutions to specific targets and other new customers. In addition, management is currently pursuing initiatives to improve operational and financial systems so that costs are effectively managed. Finally, during July 2000, the Company refinanced certain short term bank debt with obligations whose maturity dates extend beyond March 31, 2001 (Note 8).

     Management believes that its fiscal year 2001 cash flows will be sufficient to satisfy its obligations in the normal course of business.

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     The Company changed its fiscal year end from September 30 to March 31 effective March 31, 1998. The unaudited financial statements for the twelve months ended March 31, 1998 are included for comparative purposes. In addition, certain amounts in the prior periods have been reclassified to conform to the presentation for the fiscal year ended March 31, 2000.

     ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash and highly liquid investments with original maturities of not more than three months.

     The fair value of short-term financial instruments, including cash and cash equivalents, notes receivable, trade accounts receivable and payable, accrued expenses and lines of credit approximate their carrying amounts in the financial statements due to the short maturity of and/or the variable nature of interest rates associated with such instruments.

     INVENTORIES - Inventories consist of finished goods and are stated at the lower of cost or market, on a first-in, first-out basis.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful-lives of the assets generally ranging from 4 to 10 years.

     Leasehold improvements are amortized using the straight-line method, over the shorter of the life of the improvement or lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.

     GOODWILL - Goodwill, the excess of cost over the fair value of net assets acquired, is being amortized using the straight-line method over various periods not exceeding 10 years. The Company periodically reviews goodwill to evaluate whether changes have occurred that would suggest that goodwill may be impaired based on the estimated undiscounted cash flows of the assets acquired over the remaining amortization period. If this review indicates that the remaining estimated useful life of goodwill requires revision or that the goodwill is not recoverable, the carrying amount of the goodwill is reduced to its fair value, generally using the estimated shortfall of cash flows on a discounted basis. As described in Note 6 to the consolidated financial statements, effective April 1, 1999, the Company revised its estimate of the useful life of goodwill from twenty years to ten years.

     PURCHASED AND CAPITALIZED SOFTWARE COSTS - Pursuant to the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," the Company capitalizes internally developed software and software purchased from third parties, if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product by product basis typically over three to ten years using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date the Company evaluates on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value are written off. The Company did not record any material write-offs of purchased and capitalized software costs in 2000.

     EMPLOYMENT AND NON-COMPETE AGREEMENTS - Employment and non-compete agreements represent agreements to retain key employees of acquired subsidiaries for a certain period of time and prohibit those employees from competing with the Company within a stated period of time after terminating employment with the Company. The amounts incurred are capitalized and amortized over the life of the agreements, generally ranging from two to six years.

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF - The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     REVENUE RECOGNITION -The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." The Company licenses its software products under nonexclusive, nontransferable license agreements. For software arrangements that require significant production, modification or customization, the entire arrangement is accounted for in conformity with Accounting Research Bulletin No. 45, "Long-term Construction-Type Contracts", using the relevant guidance Statement of Position 81-1, "Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts". For those arrangements that do not require significant production, modification or customization, revenue is recognized when a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable and collectibility is probable. The Company also licenses non-software training products under nonexclusive, nontransferable licenses. Revenue related to such license agreements is recognized ratably over the license agreement, or at such time that no further obligation to the customer exists.

     In December 1999, SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" was issued. SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. The Company will be required to adopt SAB 101 in the fourth quarter of fiscal year ending March 31, 2001. Management does not expect the adoption of SAB 101 will have a material effect on the Company's financial position or results of operations.

     NET INCOME PER SHARE - As required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," the Company has presented basic and diluted earnings per share amounts. Basic earnings per share is calculated based on the weighted-average number of shares outstanding during the year, while diluted earnings per share also gives the effect to all potential dilutive common shares outstanding during the year such as stock options, warrants and contingently issuable shares.

     INCOME TAXES - The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     TRANSLATION OF FOREIGN CURRENCY - The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Transaction gains and losses are deferred as a separate component of stockholders' equity, unless there is a sale or complete liquidation of the underlying foreign investments. Aggregate foreign currency transaction gains and losses are included in determining net earnings.

     STOCK-BASED COMPENSATION - As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company accounts for costs of stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, discloses the pro forma effect on net income (loss) and related per share amounts using the fair-value method defined in SFAS No. 123.

     CONCENTRATION OF RISK - The Company maintains cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2000, the uninsured portion of these balances held at financial institutions aggregated to $3.9 million. The Company also had funds totaling $292,000 in non-United States financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 as amended, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. The Company has not completed the process of evaluating the impact that will result from the adoption of SFAS No. 133; however, on a preliminary basis, management does not believe that eventual adoption will have a significant impact on the Company's financial statements.

2.   ACQUISITIONS

     During the period from October 1, 1996 through March 31, 2000, the Company made the acquisitions set forth below, each of which has been accounted for as a purchase. The value of contingent consideration for each transaction, if any, is recorded as purchase consideration at such time as the contingent amount is known and resolved. The consolidated financial statements include the operating results of each business from the date of the acquisition. Pro forma results of operations have been presented, except for those acquisitions for which the effects were not considered significant.

     ISLAND PACIFIC SYSTEMS CORPORATION - Effective April 1, 1999, the Company acquired all of the issued and outstanding shares of Island Pacific Systems Corporation ("Island Pacific") for a purchase price of $35 million in cash. As part of the purchase price, the Company entered into a two-year non-compete agreement with one of the four principals of Island Pacific and two-year employment and four-year non-compete agreements with the other three principals of Island Pacific. Island Pacific, based in Irvine, is a leading provider of retail management software products primarily in the United States and the United Kingdom.

     The acquisition was funded from cash resources of the Company and two bank loans. (See Note 8.)

     This acquisition has been accounted for as a purchase. The results of the operations of Island Pacific have been included in the consolidated financial statements since the date of the acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $20.4 million and has been recorded as goodwill, which is being amortized on a straight-line basis over ten years. In connection with the aforementioned acquisition, the Company recognized a deferred tax liability of $7.0 million related to the income tax consequences from differences between the assigned values of software acquired and its tax basis.

     The fair value of assets acquired and liabilities assumed were as follows (in thousands):

          Assets acquired, including goodwill                   $ 45,757
          Liabilities assumed                                    (11,980)
                                                                ---------

          Net cash paid for acquisition                         $ 33,777
                                                                =========

     The following unaudited pro forma consolidated results of continuing operations for the twelve months ended March 31, 1999 assume the Island Pacific acquisition occurred as of April 1, 1998. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results (in thousands, except per share data):

                                                               TWELVE MONTHS
                                                              ENDED MARCH 31,
                                                                   1999
                                                                ---------
          Total revenues                                        $ 32,986
          Net loss                                              $ (4,900)
          Basic and diluted loss per share                      $  (0.17)

     MARKETPLACE SYSTEM CORPORATION - Effective March 16, 2000, Island Pacific acquired certain assets and liabilities of Marketplace System Corporation ("Marketplace"), a privately-held software development and consulting firm headquartered in Austin, Texas. The purchase price for the acquisition was $750,000 in cash and 93,023 shares of the Company's common stock with the fair value of $1 million at the date of acquisition. The acquisition has been accounted for as a purchase.

     The fair value of assets acquired and liabilities assumed were as follows (in thousands):

          Assets acquired, including goodwill                   $  1,621
          Liabilities assumed                                          -
          Common stock issued                                     (1,000)
          Liability for purchase consideration                      (500)
                                                                ---------

          Net cash paid for acquisition                         $    121
                                                                =========

     APPLIED RETAIL SOLUTIONS, INC. - Effective July 1, 1998, the Company acquired 100% of the issued and outstanding shares of Applied Retail Solutions, Inc. ("ARS"), a San Diego based company specializing in point-of-sale software systems. The acquisition was accomplished via a merger with a newly-formed, wholly-owned subsidiary of the Company. The Company issued a total of 1,000,000 shares of common stock at $4.00 per share, which represents the fair value of the Company's common stock at the date of acquisition, to the former owners of ARS as merger consideration. In addition, the Company paid a total of $1.9 million to the two principals of ARS for entering into two-year employment and four-year non-compete agreements (Note 1). According to the purchase agreement, the earn-out provision for the acquisition provided that up to additional $2 million would be paid in the form of Company common stock upon ARS's achievement of certain revenue targets. On May 26, 1999, the Company and the former ARS shareholders agreed that the Company would issue 165,000 shares of its common stock to such shareholders in full satisfaction of the earn-out provision. The Company recorded $1.5 million in goodwill, which is being amortized on a straight-line basis over ten years.

     The fair value of assets acquired and liabilities assumed were as follows (in thousands, except per share data):

          Assets acquired, including goodwill                   $  8,007
          Liabilities assumed                                       (587)
          Common stock issued                                     (4,000)
          Common stock to be issued                               (2,000)
                                                                ---------

          Net cash paid for acquisition                         $  1,420
                                                                =========

     The following unaudited pro forma consolidated results of continuing operations for the six months ended March 31, 1998 assume the ARS acquisition occurred as of October 1, 1997. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results (in thousands, except per share data):

                                                                SIX MONTHS
                                                              ENDED MARCH 31,
                                                                   1998
                                                                ---------

          Total revenues                                        $ 12,614
          Net income                                            $  4,384
          Basic earnings per share                              $   0.16
          Diluted earnings per share                            $   0.14

     QUEST SOFTWARE LIMITED - Effective July 1, 1998, IBIS Systems Limited ("IBIS") acquired certain assets of Quest Software Limited ("Quest") for a cash payment of $293,000. In connection with the acquisition, the Company granted the former owner of Quest options to purchase 205,000 shares of the Company's common stock at $5.00 per share as consideration for entering into a three-year employment agreement. The Company recorded compensation expense equal to the fair value of the first 105,000 options that are exercisable. The remaining 100,000 options were exercisable only to the extent pre-tax profits of Quest for the twelve months ending July 31, 1999 exceeded certain targets. As discussed in Note 12, the Company sold IBIS (and Quest) during the fourth quarter of fiscal year 1999. As a result of the disposal of IBIS, these options will become vested upon the payment of the note receivable due from the buyer of IBIS. The Company recorded $179,000 in goodwill, which was being amortized on a straight-line basis over twenty years.

     The fair value of assets acquired were as follows (in thousands):

          Assets acquired, including goodwill                   $    293
          Liabilities assumed                                          -
                                                                ---------

          Net cash paid for acquisition                         $    293
                                                                =========

     OPEN SUPPORT LIMITED - Effective July 1, 1998, IBIS also acquired certain assets and liabilities of Open Support Limited ("Open") for a cash payment of $149,000. In connection with the acquisition, the Company granted the former owner of Open options to purchase up to 200,000 shares of the Company's common stock at $5.00 per share which was approximately the fair value of the Company common stock at the date of grant as consideration for entering into a three-year employment agreement. The options would have been exercisable only to the extent pre-tax profits of Open for the twelve months ending July 31, 1999 exceeded certain targets. As discussed in Note 12, the Company sold IBIS (and Open) during the fourth quarter of fiscal year 1999. As a result of the disposal of IBIS, these options were canceled.

     The Company recorded $347,000 in goodwill, which was being amortized on a straight-line basis over twenty years.

     The fair value of assets acquired and liabilities assumed were as follows (in thousands):

          Assets acquired, including goodwill                   $    347
          Liabilities assumed                                       (198)
                                                                ---------

          Net cash paid for acquisition                         $    149
                                                                =========

     TRIPLE-S COMPUTERS (PTY) LIMITED - Effective April 1, 1998, Divergent Technologies Pty. Ltd. ("Divergent"), a wholly-owned subsidiary located in Australia, acquired certain assets and liabilities of Triple-S Computers
     (Pty) Limited ("Triple-S") of Cape Town, South Africa, by assignment from the Company's majority stockholder, for consideration of $597,000. The Company recorded $327,000 in goodwill, which was being amortized on a straight-line basis over ten years. As discussed in Note 14, the Company sold Triple-S effective October 1, 1999.

     The fair value of assets acquired and liabilities assumed were as follows (in thousands):

          Assets acquired, including goodwill                   $  1,244
          Liabilities assumed                                       (647)
          Common stock issued for acquisition                       (483)
                                                                ---------

          Net cash paid for acquisition                         $    114
                                                                =========

     TODDS OF LINCOLN LIMITED - Effective April 1, 1998, IBIS acquired the service division of Todds of Lincoln Limited ("Todds") for the purchase consideration of $253,000 and 52,000 shares of the Company's common stock. Under the terms of the purchase agreement, Todds was entitled to additional consideration based on pre-tax net income for the acquired assets for the fiscal year ended March 31, 1999. Prior to the sale of IBIS (and Todds), the Company agreed the earn-out provision had been achieved. As a result, the Company agreed to issue 55,000 shares of common stock as payment for the deferred consideration. The Company recorded $773,000 in goodwill, which was being amortized on a straight-line basis over twenty years.

     The fair value of assets acquired and liabilities assumed were as follows (in thousands):

          Assets acquired, including goodwill                   $    864
          Common stock issued                                       (203)
          Liability for additional consideration                    (408)
                                                                ---------

          Net cash paid for acquisition                         $    253
                                                                =========

     MULTISOFT FINANCIAL SYSTEMS LIMITED - Effective March 2, 1998, IBIS acquired certain assets of Multisoft Financial Systems Limited ("Multisoft"), a wholly-owned subsidiary of The Sage Group Plc. The purchase price for the assets acquired was $6.5 million. The Company recorded $6.3 million in goodwill, which was being amortized on a straight-line basis over twenty years. As discussed in Note 12, the Company sold IBIS (and Multisoft) during the fourth quarter of fiscal year 1999.

     The fair value of assets acquired and liabilities assumed were as follows (in thousands):

          Assets acquired, including goodwill                   $  6,478
          Liabilities assumed                                          -
                                                                ---------

          Net cash paid for acquisition                         $  6,478
                                                                =========

     The following is a summary of unaudited pro forma results of discontinued operations for the six months ended March 31, 1998 and year ended September 30, 1997, assuming that the acquisition of Multisoft occurred as of October 1, 1996 (in thousands, except per share data):

                                                  SIX MONTHS           YEAR
                                                    ENDED             ENDED
                                                   MARCH 31,       SEPTEMBER 30,
                                                     1998              1997
                                                  ----------        ----------

          Net sales                               $   6,865         $   6,395
          Net income                              $   1,753         $     950
          Basic earnings per share                $    0.06         $    0.07
          Diluted earnings per share              $    0.06         $    0.06

     IBIS AND ANNISTON - Effective October 1, 1997, the Company entered into an agreement with Softline Limited ("Softline") to issue 5,000,000 shares of the Company's common stock in exchange for 100% of the common stock of IBIS Systems Limited and Anniston Ventures Ltd. ("IBIS and Anniston"). The Company recorded $5.2 million in excess of cost over fair value of net assets acquired which was being amortized on a straight-line basis over twenty years. As discussed in Note 12, the Company sold IBIS (and Anniston) during the fourth quarter of fiscal 1999.

     The fair value of assets acquired and liabilities assumed were as follows (in thousands):

          Assets acquired, including goodwill                   $  8,628
          Liabilities assumed                                     (1,671)
          Common stock issued for acquisition                     (7,500)
                                                                ---------

          Net cash acquired from acquisition                    $   (543)
                                                                =========

     The following unaudited pro forma consolidated results of discontinued operations for year ended September 30, 1997 assume the IBIS acquisition occurred as of October 1, 1996, including all acquisitions made by IBIS during the year ended March 31, 1998 (in thousands, except per share data):

                                                                   YEAR
                                                                  ENDED
                                                               SEPTEMBER 30,
                                                                   1997
                                                                ---------

          Total revenues                                        $  6,395
          Net income                                            $    950
          Basic earnings per share                              $   0.07
          Diluted earnings per share                            $   0.06

     DIVERGENT TECHNOLOGIES PTY. LTD. - Effective October 1, 1996, the Company entered into a Share Purchase Agreement and a Technology Purchase Agreement to acquire 100% of the issued and outstanding shares of Divergent Technologies Pty. Ltd. ("Divergent"), an Australian software company. The purchase price was $4.2 million plus 1,300,000 shares of the Company's common stock and options to purchase 1,600,000 shares of the Company's common stock at a price of $1.75 for two years. As part of the acquisition, the Company also agreed to issue options to purchase 120,000 shares at $2.00 per share, and to forgive the exercise price of these options if Divergent earned at least $1.1 million profits for the period October 1, 1996 to June 30, 1997. Divergent exceeded the net profits target and the 120,000 shares were issued in December 1997. The $240,000 exercise price, which was forgiven, was treated as additional acquisition expense. This acquisition was accounted for using the purchase method of accounting. The Company recorded $2.5 million in excess of cost over fair value of net assets acquired which is being amortized on a straight-line basis over ten years. The results of operations for Divergent have been included in the consolidated results of the Company since October 1, 1996.

     CHAPMAN COMPUTERS PTY. LTD. - Effective April 28, 1997, Divergent entered into an agreement to acquire Chapman Computers Pty. Ltd. ("Chapman"), an Australian software company. The purchase price was $1.4 million which consisted of cash of $784,000 and common stock valued at $600,000. Under the terms of the acquisition agreement, the Company issued an additional 200,000 shares of the Company's common stock in March 1998 in satisfaction of an earn-out provision. This acquisition was accounted for using the purchase method of accounting. The purchase price was allocated principally to capitalized software that is being amortized on a straight-line basis over ten years. The results of operations for Chapman have been included in the consolidated results of the Company since April 28, 1997. Pro forma results for the year ended September 30, 1997, as if the acquisition had taken place as of the beginning of the 1997 fiscal year, are not presented because the effect on operations would be immaterial.

3.   NOTE RECEIVABLE

     In connection with the sale of its United Kingdom subsidiary, IBIS Systems Limited ("IBIS") to Kielduff Investments Limited, ("Kielduff), the Company recorded a note receivable (the "Note") of $13.6 million. The Note bears interest at 2% over the base prime rate for United States dollar deposits quoted by the Hong Kong Shanghai British Columbia Bank plc (5.75% at March 31, 2000), and principal and interest were originally due October 1, 1999. The Note was secured by 100% of the issued and outstanding shares of IBIS. In September 1999, the Note was extended to February 15, 2000 to allow Kielduff sufficient time to complete a combination of several companies under a common name and register this newly formed entity for trading on a United States exchange. The Note has been further extended to November 15, 2000 to accommodate the registration and underwriting process related to the newly formed entity. In connection with the aforementioned series of events, effective November 1, 1999, the Company and Kielduff entered into various agreements whereby Kielduff pledged to the Company 100% of the shares it received from the newly formed entity Integrity Software, Inc. ("Integrity") as replacement collateral for the shares of IBIS which previously secured the Note. Under the November agreements, the Company has the right to convert all sums due from Kielduff into shares of Integrity at its option. The Company has not exercised its option to convert any amount of the Note into shares of Integrity. In June 2000, the Company was informed by Integrity that it had suspended the registration process due to generally unfavorable conditions present in the market. Given the change in circumstances which includes uncertainty surrounding Integrity's registration process and issues concerning the liquidity of the Company's demand collateral which presently trades over-the-counter, the Company engaged independent consultants to perform an analysis of the fair value of the Note's underlying collateral. After consideration of the independent valuation and other relevant data, management concluded that the fair value of the Note as evidenced by the underlying shares of Integrity approximates its carrying value at March 31, 2000 and therefore an impairment write-down was not deemed necessary. However, given the present uncertainty and the Company's lack of control related to collection of the Note, management has classified the Note as long-term.

4.   PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2000 and 1999 consisted of the following (in thousands):

                                                             2000        1999
                                                          ---------   ---------

          Automobiles                                     $     41    $     72
          Computer equipment                                 3,143       1,693
          Furniture and fixtures                               471         153
          Leasehold improvements                               293          36
                                                          ---------   ---------

                                                             3,948       1,954
          Less accumulated depreciation and amortization     2,419       1,220
                                                          ---------   ---------

          Total                                           $  1,529    $    734
                                                          =========   =========

     The depreciation expense for the twelve months ended March 31, 2000 and 1999, six-month transition period ended March 31, 1998 and twelve months ended September 31, 1997 was $650,000, $650,000, $184,000 and $195,000,
     respectively.

5.   CAPITALIZED SOFTWARE

     Capitalized software at March 31, 2000 and 1999 consisted of the following (in thousands):

                                                             2000        1999
                                                          ---------   ---------

          Software                                        $ 36,257    $ 16,493
          Less accumulated amortization                     (5,660)     (2,440)
                                                          ---------   ---------

          Total                                           $ 30,597    $ 14,053
                                                          =========   =========

     The amortization expense for the twelve months ended March 31, 2000 and 1999, six-month transition period ended March 31, 1998 and twelve months ended September 30, 1997 was $3.3 million, $1.4 million, $663,000 and $673,000, respectively.

6.   GOODWILL

     In evaluating the economic benefit and useful lives of goodwill obtained in connection with the Company's acquisition of Divergent Technologies Pty. Ltd., Chapman Computers Pty. Ltd., Applied Retail Solutions, Inc. and Island Pacific Systems Corporation, management determined that the period of amortization should be revised from twenty years to ten years effective April 1, 1999. Accordingly, the unamortized cost of such assets at April 1, 1999 have been allocated to the reduced number of remaining periods in the revised useful life.

     Goodwill at March 31, 2000 and 1999 consisted of the following (in thousands):

                                                             2000        1999
                                                          ---------   ---------

          Cost                                            $ 25,325    $  4,871
          Less accumulated amortization                      2,780         336
                                                          ---------   ---------

          Total                                           $ 22,545    $  4,535
                                                          =========   =========

     The amortization expense for the twelve months ended March 31, 2000 and 1999, six-month transition period ended March 31, 1998 and twelve months ended September 30, 1997 was $2.4 million, $633,000, $190,000 and $123,000, respectively.

7.   EMPLOYMENT AND NON-COMPETE AGREEMENTS

     Employment and non-compete agreements as of March 31, 2000 and 1999 are as follows (in thousands):

                                                             2000        1999
                                                          ---------   ---------

          Cost                                            $  6,986    $  1,926
          Less accumulated amortization                      1,762         249
                                                          ---------   ---------

          Total                                           $  5,224    $  1,677
                                                          =========   =========

     The amortization expense for the twelve months ended March 31, 2000 and 1999 was $1.5 million and $249,000, respectively.

8.   TERM LOANS

     The Company's term loans at March 31, 2000 and 1999 consist of the following (in thousands):

                                                             2000        1999
                                                          ---------   ---------

          Term loans payable to bank                      $ 17,042    $      -
          Less term loans payable to bank classified
            as long-term as discussed below                 13,150           -
                                                          ---------   ---------

          Current portion of term loans                   $  3,892    $      -
                                                          =========   =========

     In June 1999, the Company obtained two loans from Union Bank of California, N.A. (the "Bank") in the aggregate amount of $18.5 million as partial funding for the acquisition of Island Pacific Systems Corporation. One loan was in the amount of $3.5 million and was fully amortizing over two years at an interest rate of 0.5% over the Bank's prime rate. The other loan was in the amount of $15 million and required interest-only payments at 0.25% over the Bank's prime rate with all principal due at December 3, 1999. The entire amount owed to the Bank was secured by all of the stock and assets of the Company's U.S. retail software subsidiaries, and 65% of the stock of the Company's foreign retail software subsidiaries.

     The Bank agreed in December 1999 to extend the maturity date of the $15 million loan to March 3, 2000. During May 2000, the Bank orally agreed to extend the maturity date of the $15 million loan to June 1, 2000, and the Company paid $2 million against the outstanding principal balance. In May 2000, the Company and the Bank consolidated into the Loan Agreement the revolving lines of credit maintained by two of the Company's subsidiaries. These lines had an aggregate commitment of $3.25 million and an outstanding balance at that time of approximately $2.0 million. The Company and the Bank further agreed to increase the interest rate under all loans due to the Bank to 1.25% over the Bank's prime rate. The resulting amendment to the Loan Agreement also reflected formally the extended June 1, 2000 maturity date for the $15 million loan, and provided for a July 3, 2000 maturity date for the outstanding balance on the revolving line of credit.

     Subsequent to March 31, 2000 and prior to the issuance of these financial statements, the Company refinanced $14.75 million of the amounts due to the Bank. $10 million of the bank obligation was repaid on July 12, 2000 and was replaced by a $10 million unsecured term loan from Softline Limited, the Company's majority shareholder. The Softline loan is subordinated to the remaining amounts due the bank, bears interest at 10% per annum, and is due August 1, 2001. There are no financial covenants or restrictions related to the Softline loan. In conjunction with receipt of the $10 million payment, the Company and the Bank entered into a new agreement whereby the remaining $4.75 million due to the Bank was converted to a term loan. The Company agreed to make monthly payments to the Bank of $200,000 principal plus accrued interest from August 1, 2000 through March 1, 2001, with remaining principal and interest due on April 1, 2001. The amended note bears interest at the Bank's prime rate plus 5% through December 31, 1999 and 6.25% from January 1, 2001 through maturity. The term loan provides for certain financial covenants and subjects the Company to limitations on acquisitions, investments and other borrowings.

     As a result of the refinancing, $13 million of the Bank term loans have been classified as long-term obligations at March 31, 2000.

9.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES - The Company leases office space and various automobiles under non-cancelable operating leases that expire at various dates through the year 2006. Certain of the leases contain renewal options. Future annual minimum lease payments for non-cancelable operating leases at March 31, 2000 are summarized as follows (in thousands):

          YEAR ENDING MARCH 31:
          2001                                                  $  1,433
          2002                                                     1,434
          2003                                                     1,419
          2004                                                     1,408
          2005                                                     1,086
          Thereafter                                                 168
                                                                ---------

                                                                $  6,948
                                                                =========

     Rent expense was $1.3 million, $681,000, $167,000 and $192,000 for the years ended March 31, 2000 and 1999, six months ended March 31, 1998 and year ended September 30, 1997, respectively.

     EMPLOYEE BENEFIT PLAN - Effective January 1, 1999, the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees employed in United States ("401(k) Plan"). Eligible participants may contribute up to $10,000 or 20% of their total compensation, whichever is lower. The Company matches 50% of the employee's contributions, up to 3% of the employee's total compensation, and may make discretionary contributions to the plan. Participants will be immediately vested in their personal contributions and over a six year graded schedule for amounts contributed by the Company. The Company made matching contributions to the 401(k) Plan of $192,000 and $37,000 in the years ended March 31, 2000 and 1999, respectively.

     LINE OF CREDIT - The Company's subsidiaries maintain revolving lines of credit of $3.9 million to support working capital requirements. The lines of credit are secured by the assets of the subsidiaries and bear interest rates at prime plus 2.75% on U.S. accounts and 9% on foreign accounts. As of March 31, 2000 and 1999, the outstanding balance under these lines of credit was $2.3 million and $232,000, respectively.

     LITIGATION - The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

10.  COMMON STOCK, TREASURY STOCK, STOCK OPTIONS, AND WARRANTS

     PRIVATE PLACEMENT - In March 2000, the Company received $2.9 million from the sale of common stock to an investor. The Company has agreed to register the shares with the Securities and Exchange Commission. The shares carry a "repricing right" which entitles the investor to receive additional shares upon the occurrence of certain events.

     TREASURY STOCK - In November 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's common stock. As of March 31, 2000, the Company had repurchased 444,641 shares of its common stock at a cost of $4.3 million. Purchased shares are available for general corporate purposes.

     STOCK OPTION PLAN - The Company adopted an incentive stock option plan (the "1989 Plan"). Options under this plan may be granted to employees and officers of the Company. There were initially 1,000,000 shares of common stock reserved for issuance under this plan. Effective April 1, 1998, the board of directors approved an amendment to the 1989 Plan increasing the number of shares of common stock authorized under the 1989 Plan to 1,500,000. The exercise price of the options is determined by the board of directors, but the exercise price may not be less than the fair market value of the common stock on the date of grant. Options vest immediately and expire between three to ten years. The 1989 Plan terminated in October 1999.

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

     The following summarizes the Company's stock option transactions under the stock option plans:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                                       PRICE PER
                                                         OPTIONS        SHARE
                                                       ----------     ---------

          Options outstanding, October 1, 1996           412,310      $   0.54
            Exercised                                     (5,000)     $   0.75
            Granted                                      226,000      $   1.75
            Expired/canceled                             (22,000)     $   1.75
                                                       ----------

          Options outstanding, September 30, 1997        611,310      $   0.94
            Granted                                      161,300      $   2.80
                                                       ----------

          Options outstanding, March 31, 1998            772,610      $   1.33
            Exercised                                   (374,000)     $   1.36
            Granted                                      987,675      $   5.15
            Expired/canceled                             (17,000)     $   3.44
                                                       ----------

          Options outstanding, March 31, 1999          1,369,285      $   4.05
            Exercised                                   (190,075)     $   3.63
            Granted                                      730,150      $   7.87
            Expired/canceled                            (119,100)     $   7.28
                                                       ----------

          Options outstanding, March 31, 2000          1,790,260      $   5.44
                                                       ==========
          Exercisable, September 30, 1997                611,310      $   0.94
                                                       ==========
          Exercisable, March 31, 1998                    772,610      $   1.33
                                                       ==========
          Exercisable, March 31, 1999                    934,285      $   2.88
                                                       ==========
          Exercisable, March 31, 2000                  1,169,160      $   4.37
                                                       ==========

     In addition to options issued pursuant to the stock option plans described above, the Company issued additional options outside the plans to employees, consultants, and third parties. The following summarizes the Company's other stock option transactions:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                                       PRICE PER
                                                         OPTIONS        SHARE
                                                       ----------     ---------

          Options outstanding, October 1, 1996         1,050,000      $   0.71
            Exercised                                   (800,000)     $   1.25
            Granted                                    2,470,000      $   1.93
                                                       ----------
          Options outstanding, September 30, 1997      2,720,000      $   1.66

            Exercised                                   (307,400)     $   1.38
            Granted                                    3,039,100      $   2.01
                                                       ----------
          Options outstanding, March 31, 1998          5,451,700      $   1.87

            Exercised                                   (148,000)     $   1.37
            Granted                                      125,000      $   5.00
            Expired/canceled                             (40,000)     $   2.50
                                                       ----------
          Options outstanding, March 31, 1999          5,388,700      $   1.95

            Exercised                                 (3,247,188)     $   1.92
            Granted                                       15,000      $   9.50
                                                       ----------
          Options outstanding, March 31, 2000          2,156,512      $   2.02
                                                       ==========

          Exercisable, September 30, 1997              2,620,000      $   1.44
                                                       ==========
          Exercisable, March 31, 1998                  5,336,700      $   1.89
                                                       ==========
          Exercisable, March 31, 1999                  5,273,700      $   1.98
                                                       ==========
          Exercisable, March 31, 2000                  2,156,512      $   2.02
                                                       ==========

     During the year ended March 31, 2000, the Company recognized compensation expense of $55,000 for stock options granted to a non-employee consultant for services provided to the Company in fiscal year 2000.

     During the year ended March 31, 1999, the Company granted options for 347,000 shares to employees under the 1989 Plan at exercise prices less than fair market values at the date of grant. As a result, the Company recognized compensation expense of $400,000 from the options granted during the year.

     The following table summarizes information as of March 31, 2000 concerning currently outstanding and exercisable options:

                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                       ---------------------------------------   -------------------------
                                       WEIGHTED
                                        AVERAGE     WEIGHTED                    WEIGHTED
                                       REMAINING    AVERAGE                     AVERAGE
        RANGE OF          NUMBER     CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
     EXERCISE PRICES   OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
     ---------------   -----------   -----------   -----------   -----------   -----------
                                       (years)
      $0.30 - 2.75      2,254,622        6.5       $     1.54     2,254,622    $     1.54
      $3.00 - 11.75     1,692,150        8.7       $     6.27     1,071,050    $     5.59
                       -----------   -----------   -----------   -----------   -----------

                        3,946,772        7.5       $     3.57     3,325,672    $     2.85
                       ===========   ===========   ===========   ===========   ===========

     The Company has adopted the disclosure-only provision of SFAS No. 123. The following pro forma information presents net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the years ended March 31, 2000 and 1999, six months ended March 31, 1998 and year ended September 30, 1997 as determined under the fair value method prescribed by SFAS No. 123 (in thousands, except per share amounts):

                                             YEAR ENDED       YEAR ENDED       SIX MONTHS        YEAR ENDED
                                              MARCH 31,        MARCH 31,     ENDED MARCH 31,    SEPTEMBER 30,
                                                2000             1999             1998              1997
                                                ----             ----             ----              ----
         Net income (loss):
           As reported                       $ (4,054)         $ 5,585             $ 5,819         $ 4,848
           Pro forma                         $ (5,305)         $ 4,468             $ 5,675         $ 4,628
         Basic earnings (loss) per share:
           As reported                       $  (0.12)         $  0.20             $  0.21         $  0.35
           Pro forma                         $  (0.16)         $  0.16             $  0.20         $  0.33
         Diluted earnings (loss) per share:
           As reported                       $  (0.12)         $  0.17             $  0.19         $  0.31
           Pro forma                         $  (0.16)         $  0.14             $  0.18         $  0.30

         Weighted average assumptions:
           Dividend yield                        None             None                None            None
           Volatility                            49 %             65 %                83 %           100 %
           Risk free interest rate              5.8 %            5.0 %               5.5 %           5.7 %
           Expected life of options         1-4 years           1 year         1-2.5 years         2 years

     WARRANTS - At March 31, 2000 and 1999, the Company has 25,000 warrants outstanding to purchase one share of common stock at an exercise price of $7.00 per share outstanding. The warrants expire two years from the effective date of a post-effective amendment to the Company's registration statement that has yet to be filed.

11.  INCOME TAXES

     The provision (benefit) for income taxes consisted of the following components (in thousands):

                                             YEAR ENDED       YEAR ENDED       SIX MONTHS        YEAR ENDED
                                              MARCH 31,        MARCH 31,     ENDED MARCH 31,    SEPTEMBER 30,
                                                2000             1999             1998              1997
                                                ----             ----             ----              ----
         Current:
           Federal                           $    681          $      -          $    150          $    100
           State                                  103                 -               127                90
           Foreign                              1,048               835               975             1,030
                                             ---------         ---------         ---------         ---------
         Total                                  1,832               835             1,252             1,220
                                             ---------         ---------         ---------         ---------

         Deferred:
           Federal                             (3,325)                -               458                 -
           State                                  261                 -               152                 -
           Foreign                             (1,180)              836               (13)             (117)
                                             ---------         ---------         ---------         ---------

         Total                                 (4,244)              836               597              (117)
                                             ---------         ---------         ---------         ---------
         Provision (benefit)
           for income taxes                  $ (2,412)         $  1,671          $  1,849          $  1,103
                                             =========         =========         =========         =========

     Significant components of the Company's deferred tax assets and liabilities at March 31, 2000 and 1999 are as follows (in thousands):

                                                                 MARCH 31,
                                                           ---------------------
                                                              2000        1999
                                                           ---------   ---------
       Current deferred tax assets/(liabilities):
         Deferred revenue                                  $  1,414    $      -
         Research and expenditure credits                       463           -
         Excess capital loss over gain                           24           -
         Net operating loss                                   1,607           -
         State taxes                                             77           -
         Accrued expenses                                       227           -
         Allowance for bad debts                                 93           -
                                                           ---------   ---------

       Net current deferred tax assets                        3,905           -
                                                           ---------   ---------

       Non-current deferred tax assets/(liabilities):
         Fixed assets                                            11          74
         State taxes                                              -         165
         Stock options                                            -         172
         Other credits                                            -          93
         Deferred rent                                           54           -
         Foreign tax credit and other                           309         259
                                                           ---------   ---------

       Total non-current deferred tax assets                    374         763

       Intangible assets                                     (7,872)       (100)
       Accumulated capitalized research and
         development costs                                     (803)       (706)
                                                           ---------   ---------

       Total non-current deferred tax liability              (8,675)       (806)
                                                           ---------   ---------

       Net non-current deferred tax liabilities              (8,301)        (43)
                                                           ---------   ---------

       Net deferred tax liability                          $ (4,396)   $    (43)
                                                           =========   =========

     The difference between the actual provision (benefit) and the amount computed at the statutory United States federal income tax rate of 34% for the years ended March 31, 2000 and 1999, six months ended March 31, 1998 and year ended September 30, 1997, is attributable to the following:

                                             YEAR ENDED       YEAR ENDED       SIX MONTHS        YEAR ENDED
                                              MARCH 31,        MARCH 31,     ENDED MARCH 31,    SEPTEMBER 30,
                                                2000             1999             1998              1997
                                                ----             ----             ----              ----
      Provision (benefit) computed at
        statutory rate                          (34.0)%            34.0%             34.0%             34.0%
      Changes not deductible or
        recognizable for tax purposes               -                 -               3.8                 -
      Nondeductible goodwill                     12.8                 -                 -                 -
      Decrease in valuation allowance               -                 -              (8.0)            (32.3)
      Foreign income taxed at different
        rates                                    (4.7)              7.4              (3.7)             15.3
      State income tax, net of federal
        tax benefit                              (4.3)                -               2.9               1.5
      Other                                      (7.1)              8.2              (0.6)                -
                                             ---------         ---------         ---------         ---------

      Total provision (benefit) for
        income taxes                            (37.3)%            49.6%             28.4%             18.5%
                                             =========         =========         =========         =========

     At March 31, 2000, the Company had Federal and California tax net operating loss carryforwards of approximately $4 million and $4.4 million, respectively. The Federal and California tax net operating loss carryforwards will begin expiring after 2008 and 2001, respectively.

     The Company also has Federal and California research and development tax credit carryforwards of approximately $347,000 and $176,000, respectively. The Federal credits will begin expiring after 2008. The California credits may be carried forward indefinitely.

     The Company also has Federal foreign tax credit carryforwards of approximately $309,000. These credits are available to offset federal taxes attributable to foreign source income. These credits will begin expiring after 2005.

12.  DISCONTINUED OPERATIONS

     In the fourth quarter of fiscal 1999, the Company sold its United Kingdom operations, IBIS Systems Limited ("IBIS") for cash proceeds of $2.3 million, receipt of common stock of the Company valued at $2.1 million, which is included in shares receivable as of March 31, 1999, and a note receivable of $13.6 million. The sale resulted in a gain of $274,000, net of applicable income taxes of $753,000. Accordingly, the operating results of IBIS are shown as discontinued operations with prior period results restated. The operating results reflected in earnings from discontinued operations are summarized as follows (in thousands, except per share data):


                                                                      SIX MONTHS
                                                          YEAR ENDED     ENDED
                                                           MARCH 31,   MARCH 31,
                                                              1999        1998
                                                           ---------   ---------

          Net sales                                        $ 12,403    $  5,156
          Income before taxes                              $  4,950    $  1,605
          Taxes on income                                  $  1,337    $    463
          Net income                                       $  3,613    $  1,142
          Net income per share of common stock:
            Basic                                          $   0.14    $   0.04
            Diluted                                        $   0.12    $   0.04

13.  EARNINGS PER SHARE

     Earnings per share for the years ended March 31, 2000 and 1999, six months ended March 31, 1998 and year ended September 30, 1997 are as follows (in thousands, except share amounts and per share data):

                                                                         YEAR ENDED MARCH 31, 2000
                                                              ---------------------------------------------
                                                                  LOSS           SHARES         PER SHARE
                                                               (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                              -------------   -------------   -------------
          Basic and diluted EPS:
            Loss available to common stockholders             $     (4,054)     32,458,902    $      (0.12)
                                                              =============   =============   =============


                                                                         YEAR ENDED MARCH 31, 1999
                                                              ---------------------------------------------
                                                                  INCOME         SHARES         PER SHARE
                                                               (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                              -------------   -------------   -------------
          Basic EPS:
            Income available to common stockholders           $      5,585      28,599,597    $       0.20
            Effect of dilutive securities options                                4,471,690    =============
                                                              -------------   -------------
          Diluted EPS:
            Income available to common stockholders plus
              assumed conversions                             $      5,585      33,071,287    $       0.17
                                                              =============   =============   =============


                                                                     SIX MONTHS ENDED MARCH 31, 1998
                                                              ---------------------------------------------
                                                                  INCOME         SHARES         PER SHARE
                                                               (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                              -------------   -------------   -------------
          Basic EPS:
            Income available to common stockholders           $      5,819      27,768,239    $       0.21
          Effect of dilutive securities options                                  3,277,647    =============
                                                              -------------   -------------
          Diluted EPS:
            Income available to common stockholders plus
              assumed conversions                             $      5,819      31,045,886    $       0.19
                                                              =============   =============   =============

                                                                      YEAR ENDED SEPTEMBER 30, 1997
                                                              ---------------------------------------------
                                                                  INCOME         SHARES         PER SHARE
                                                               (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                              -------------   -------------   -------------
          Basic EPS:
            Income available to common stockholders           $      4,848      13,971,238    $       0.35
          Effect of dilutive securities options                                  1,646,427
                                                              -------------   -------------   =============
          Diluted EPS:
            Income available to common stockholders plus
              assumed conversions                             $      4,848      15,617,665    $       0.31
                                                              =============   =============   =============

     Options outstanding at March 31, 2000 to purchase 3,210,910 shares of common stock were not included in the computation of diluted loss per share because the effect of such inclusion would be anti-dilutive.

     Options outstanding during the year ended March 31, 1999, six-month transition period ended March 31, 1998 and year ended September 30, 1997 to purchase approximately 0, 100,000 and 200,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.

14.  RELATED PARTIES

     Included in other receivables at March 31, 2000 and 1999 are amounts due from officers and employees of the Company in the amount of $41,000 and $238,000, respectively.

     The office space for the Company's Sydney office is leased from a former officer of the Company. During the years ended March 31, 2000 and 1999, the Company paid $163,000 and $154,000, respectively, in rent to this related party.

     The loans due to stockholders is $1.6 million as of March 31, 2000. The original loan amount of $2.3 million was used to fund the acquisition of Island Pacific Systems Corporation on April 1, 1999. Interest is calculated monthly at the current prime rate with no stated maturity date. Interest expense under this loan for the year ended March 31, 2000 was $114,000.

     Effective October 1, 1999, the Company sold its Triple-S Computers (Pty) Limited subsidiary ("Triple-S") to Softline Limited ("Softline"), the Company's majority shareholder. Triple-S developed and installed retail point of sale systems throughout Southern Africa. Softline agreed to transfer 78,241 shares of the Company's common stock valued at the October 1, 1999 closing price of $8.50 per share as consideration for the acquisition. The transfer of Triple-S was recorded at the Company's historical book basis and was not material to the operations of the Company.

     In the fourth quarter of fiscal 1999, the Company sold its United Kingdom operations, IBIS Systems Limited ("IBIS") to the former managing director of IBIS.

     During the third quarter of the fiscal year 1999, the Company loaned $5.2 million to Softline, to facilitate the payment by Softline of an earn-out due to an officer of the Company by Softline. The loan was paid off during the fourth quarter of the fiscal year 1999. Interest income received under this loan was $163,000 for the year ended March 31, 1999.

     Effective October 1, 1997, the Company entered into a series of transactions with Softline and Hosken Consolidated Investments Limited ("Hosken"). Both Softline and Hosken are South African public companies traded on the Johannesburg Stock Exchange. The closing of these agreements resulted in Softline acquiring a 60% interest in the Company. Softline obtained this interest by acquiring 5,000,000 shares of the Company in exchange for 100% of the common stock of IBIS and Anniston Ventures Ltd. (both owned by Softline and 7,536,000 shares of the Company's common stock in exchange for cash and the worldwide technology rights outside of Africa for Softline's "Brilliant" range of software products. The shares of common stock issued pursuant to these agreements resulted in the issuance of 12,536,000 new shares of common stock of the Company. The value of the common stock issued was based on a discount from the market price of the Company's common stock on the effective date of the transaction. The Company also issued 2,438,000 options to Softline. These options are exercisable at $2.00 per share. In addition to the shares acquired by Softline from the Company, Softline also acquired 4,000,000 shares of the Company's common stock from the Company's former majority stockholder and other current stockholders. The Company also sold its remaining interest in Softline comprising 19,876,000 shares to Hosken for cash and recognized a gain of $4.4 million on the sale of the shares.

     During the six months ended March 31, 1998, the Company granted an option to purchase 2,438,000 shares of its common stock at $2.00 per share for two years to Softline Limited, its majority stockholder. The purpose of this option was to allow Softline to maintain its control position at an estimated level of 60% of the outstanding shares.

15.  BUSINESS SEGMENTS AND GEOGRAPHIC DATA

     The Company classifies its operations into two divisions, retail point of sale software and training products. As revenues, reported profit/(loss) and assets related to the Company's training division are below the threshold established for segment reporting, the Company considers its business to consist of one reportable operating segment.

     The Company operates in four countries, the United States, Australia, South Africa and United Kingdom. The following is a summary of local operations by geographic area (in thousands):

                                             YEAR ENDED       YEAR ENDED       SIX MONTHS        YEAR ENDED
                                              MARCH 31,        MARCH 31,     ENDED MARCH 31,    SEPTEMBER 30,
                                                2000             1999             1998              1997
                                                ----             ----             ----              ----
          Net sales:
            United States                   $ 22,819          $  5,010          $    414          $    801
            Australia                          8,372            10,706            10,784             9,633
            South Africa                       1,091             1,770                 -                 -
            United Kingdom                     3,832                 -                 -                 -
            United Kingdom (discontinued
              operations)                          -            12,403             5,156                 -
                                            ---------         ---------         ---------         ---------

                 Total net sales            $ 36,114          $ 29,889          $ 16,354          $ 10,434
                                            =========         =========         =========         =========
          Long-lived assets:
            United States                   $ 62,518          $ 10,773          $  3,703          $    108
            Australia                         11,471            11,152            10,309             5,264
            South Africa                           -                 -                 -             1,779
            United Kingdom                        75                13                 -                 -
            United Kingdom (discontinued
              operations)                          -                 -            14,070             3,683
                                            ---------         ---------         ---------         ---------

          Total long-lived assets           $ 74,064          $ 21,938          $ 28,082          $ 10,834
                                            =========         =========         =========         =========

     For the fiscal year ended March 31, 2000, sales to one customer, Toys "R" Us, accounted for 15% of total consolidated revenues.