Form 10-K/A
period 2000-03-31
SVI HOLDINGS INC
filed 2000-07-31
CIK 866535

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended:
                                 March 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-23049

                               SVI HOLDINGS, INC.
                               ------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Nevada                                                84-1131608
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


12707 High Bluff Drive, Suite 335
San Diego, CA                                                       92130
-----------------------------------------------------      ---------------------
(Address of principal executive                                    Zip Code
 offices)

Registrant's telephone number including area code  (858) 481-4404
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

                                EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A is being filed by SVI Holdings, Inc. (the "Company") as an amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2000 to amend and restate in its entirety Part III.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The directors and executive officers of the Company are as follows:


NAME                        AGE      POSITION AND OFFICES
----                        ---      --------------------

Barry M. Schechter          46       Chairman of the Board, Chief Executive
                                     Officer and Director
Arthur S. Klitofsky         46       Vice President and Director
David L. Reese              55       Chief Financial Officer, Secretary and
                                     Director
Mark T. Wulff               39       Chief Executive Officer of SVI Retail, Inc.
Donald S. Radcliffe         55       Director
Ivan M. Epstein             39       Director
Gerald Rubenstein           66       Director
Ian Bonner                  45       Director
Steven Cohen                38       Director


         Barry M. Schechter has been Chairman of the Board and Chief Executive Officer of the Company from February 1994 to the present. He has been Chief Executive Officer of the Company's predecessor and wholly-owned subsidiary, Sabica Ventures, Inc., since its inception in February 1990. He also serves as Chairman of the Board of each of the Company's other subsidiaries. Mr. Schechter is a director of Softline Limited ("Softline"), which beneficially owns 55.6% of the outstanding common stock of the Company, and which is listed on the Johannesburg Stock Exchange. Mr. Schechter is also a director of Integrity Software, Inc., for which the Company has an indirect equity interest (see Item 13 - "Certain Relationships and Related Transactions").

         Arthur S. Klitofsky has been Vice President and a director of the Company from February 1994 to the present. He has been President of the Company's SVI Training Products, Inc. subsidiary since 1991. From 1985 to 1991, he was Managing Director of Punch Line Columbia Training Ltd., which became the largest computer education company in South Africa. Mr. Klitofsky has a Bachelor of Science Degree in Electrical Engineering from the University of Witwatersrand, Johannesburg, South Africa and a Bachelor in Accounting Science Degree from the University of South Africa.

         David L. Reese became a director of the Company in July 1998. He joined the Company in November 1997 and became Chief Financial Officer and Secretary in February 1998. Prior to joining the Company, Mr. Reese served as Chief Financial Officer for Pygmalion Asset Management Company from 1993 to 1997. Mr. Reese has served in various financial and accounting capacities for a number of public companies over the past twenty years. Mr. Reese received a B.S. and an M.S. from the University of Southern California. He is a certified public accountant.

         Mark T. Wulff joined the Company as Chief Executive Officer of Island Pacific Systems Corporation ("Island Pacific") in April 1999 upon the Company's acquisition of Island Pacific. He became Chief Executive Officer of the Company's retail division in January 2000. Mr. Wulff joined Island Pacific in 1986 and held various positions there prior to its acquisition by the Company, including Vice President.

         Donald S. Radcliffe became a director of the Company in May 1998. He has been President of Radcliffe & Associates since 1990. Radcliffe & Associates provides financial consulting services to public companies, and currently provides financial advisory and public relations services to the Company. Since 1984 he has also been Executive Vice President and Chief Operating and Financial Officer of World-Wide Business Centres, which is a privately held operator of shared office space facilities. Mr. Radcliffe is a director of Complete Wellness Centers, Inc. and Integrity Software, Inc. The Company has an indirect equity interest in Integrity Software, Inc. (see Item 13 - "Certain Relationships and Related Transactions"). Mr. Radcliffe received a B.S. from Lehigh University and an M.B.A. from Dartmouth College. He is a certified public accountant.

         Ivan M. Epstein became a director of the Company in May 1998. He is the Chief Executive Officer and a director of Softline, which he co-founded in 1988. Softline is listed in the Information Technology sector of the Johannesburg Stock Exchange and is one of the largest accounting software vendors in the world. Softline operates in 37 countries with products available in eight languages, and targets mainly small to medium size enterprises. Softline beneficially owns 55.6% of the outstanding common stock of the Company. Mr. Eptstein is also a director of Integrity Software, Inc., for which the Company has an indirect equity interest (see Item 13 - "Certain Relationships and Related Transactions").

         Gerald Rubenstein became a director of the Company in May 1998. He is an attorney in South Africa and is currently a consultant to the law firm of Fluxman Rabinowitz - Raphaely Weiner. He specializes in corporate finance and mergers and acquisitions. He is also the Chairman of Protea Furnishers Limited and Vestacor Limited. He currently serves as a director of seven public companies in South Africa, including Softline, which beneficially owns 55.6% of the outstanding common stock of the Company.

         Ian Bonner became a director of the Company in May 1998. Since 1993 he has held various positions with IBM Corporation, and he currently serves as Vice President of Partner Marketing and Programs for the IBM/Lotus/Tivoli Software Group. His responsibilities include the development and implementation of marketing campaigns and programs designed to serve the business partners of IBM, Lotus and Tivoli, including major accounts, independent software vendors and global systems integrators. He also oversees the IBM BESTeam and the Lotus Business Partner programs which are designed to provide enhanced opportunities, including education, marketing and training support, to qualified providers of IBM's and Lotus's portfolio of network solutions. Mr. Bonner received a Bachelor of Commerce from the University of the Witwatersrand in 1976 and a graduate degree in Marketing Management and Market Research and Advertising from the University of South Africa in 1978.

         Steven Cohen became a director of the Company in June 2000. He is the Chief Operating Officer and a director of Softline, which he joined in 1989 as financial director. Mr. Cohen played a key role in the development of Softline's "Brilliant Accounting" software package, and he was an active participant in the growth of Softline to its current position as one of the largest international providers of midrange accounting software. Softline beneficially owns 55.6% of the outstanding common stock of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of a class of the Company's securities registered under Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2000, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, except Softline Limited (4 reports, 4 transactions), the Ivanhoe Irrevocable Trust (1 report, 1 transaction), Mark T. Wulff (1 report, no transactions), David L. Reese (1 report, 1 transaction) and Donald S. Radcliffe (6 reports, 14 transactions). In addition, Barry M. Schechter disclosed on his Form 5 for the fiscal year ending March 31, 2000 holdings of his spouse which should have been previously reported as indirect holdings, and Softline Limited filed an amended report subsequent to March 31, 2000 describing one transaction effective in the fiscal year ended March 31, 1999 not previously reported.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning the compensation for services in all capacities to the Company for the full fiscal years ended March 31, 2000 and 1999, the transitional six month fiscal year ended March 31, 1998 and the fiscal year ended September 30, 1997, received by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company during the last completed fiscal year (the "Named Executive Officers")

                           SUMMARY COMPENSATION TABLE

                                                     Annual          Long-Term
                                                   Compensation     Compensation
                                                   ------------     ------------

                                                                    Securities
                                                                    Underlying
Name and Principal Position      Fiscal Year       Salary ($)       Options (#)
---------------------------      -----------       ----------       -----------
Barry M. Schechter               2000                 270,000           24,750
Chairman of the Board and        1999                 198,000          110,675
Chief Executive Officer          1998(1)               86,000           50,000
                                 1997(2)              156,000               --

Mark T. Wulff                    2000                 280,769               --
Chief Executive Officer of
SVI Retail, Inc.

Arthur S. Klitofsky              2000                 140,400           12,700
Vice President                   1999                 134,100           35,000
                                 1998(1)               66,000            2,000
                                 1997(2)              127,000           57,000

David L. Reese                   2000                 116,667           59,000
Chief Financial Officer          1999                  90,248           51,000
                                 1998(1)               32,378           10,000

Shaun Rosen                      2000(3)              112,500          120,000
Former Chief Executive Officer,  1999                 165,000           80,000
Retail Operations                1998(1)               82,500               --
                                 1997(2)              165,000               --

(1) Six month transitional fiscal year ended March 31, 1998.
(2) Twelve month fiscal year ended September 30, 1997.
(3) Mr. Rosen terminated his employment on December 31, 1999 and became a consultant to the Company.

         The Company also provides certain compensatory benefits and other non-cash compensation to the Named Executive Officers. The incremental cost to the Company of all such benefits and other compensation paid in the years indicated to each such person was less than 10% of his reported compensation and also less than $50,000.

         The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the Named Executive Officers. Except as otherwise indicated, the options are fully vested.

                                      OPTION GRANTS IN LAST FISCAL YEAR
                                                                                      Potential Realizable
                                                                                    Value at Assumed Annual
                                                                                      Rates of Stock Price
                                                                                        Appreciation for
                                             Individual Grants                             Option Term
                                             -----------------                             -----------

                                      Percent of
                                         Total
                                        Options
                                      Granted to     Exercise or
                                     Employees in    Base Price     Expiration
       Name                           Fiscal Year      ($/Sh)           Date            5%           10%
       ----                           -----------      ------           ----            --           ---

Barry M. Schechter      24,750           3.4%          $7.8125       10/11/2004      $ 53,423      $118,045

Arthur S. Klitofsky     12,700(1)        1.7%          $7.8125       10/11/2009      $ 62,401      $158,134

David L. Reese           9,000           1.2%          $7.8125       10/11/2004      $ 19,427      $ 42,926
                        50,000           6.8%          $7.7500       10/20/2009      $243,700      $617,600

Shaun Rosen             20,000(1)        2.7%          $7.8125       10/11/2009      $ 98,270      $249,030
                       100,000(1)       13.7%          $7.7500       10/20/2009      $487,400    $1,235,200

(1) Options vest 20% per year over five years beginning on the first anniversary of the grant, subject to continuing service to the Company.

         The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated based on assumed annualized rates of total price appreciation from the exercise price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by SEC rules and do not represent the Company's estimate or projections of future common stock prices. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not be achieved.

         The following table sets forth the information concerning each exercise of stock options during the last fiscal year by each of the Named Executive Officers and the fiscal year end value of unexercised options.

                               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                      AND FISCAL YEAR END OPTION VALUES
                                                                        Number of
                                                                   Securities Underlying
                                                                   Unexercised Options   Value of Unexercised
                                                                      at FY-End (#)          At FY-End($)
                      Shares Acquired on       Value Realized          Exercisable/          Exercisable/
       Name              Exercise (#)              ($)(1)             Unexercisable        Unexercisable (2)
       ----              ------------              ------             -------------        -----------------
Barry M. Schechter               0                      0                185,425/0              $894,363/$0
Mark T. Wulff                    0                      0                      0/0                    $0/$0
Arthur S. Klitofsky              0                      0           112,000/12,700         $830,625/$26,187
David L. Reese               3,000                $16,875                 77,000/0              $192,308/$0
Shaun Rosen                      0                      0           80,000/120,000        $550,000/$253,750

(1) Based upon the market price of the purchased shares, determined on the basis of the closing sale price per share of the Company's common stock on the American Stock Exchange on the exercise date less the option exercise price paid for the shares.

(2) Based upon the market price of $9.875 per share, determined on the basis of the closing sale price per share of the Company's common stock on the American Stock Exchange on the last day of the 2000 fiscal year, less the option exercise price payable per share.


STOCK INCENTIVE PLANS

         The Company has two stock incentive plans. The Incentive Stock Option Plan (the "1989 Plan") terminated in October 1999. It provided for issuance of incentive stock options to purchase up to 1,500,000 shares of the Company's common stock to employees of the Company. 740,535 of such shares remain subject to option as of June 30, 2000. The 1989 Plan was administered by the Board of Directors, which established the terms and conditions of each option grant.

         The 1998 Incentive Stock Plan (the "1998 Plan") reserves 3,500,000 shares of common stock for issuance pursuant to incentive stock options, non-statutory options, stock bonuses, stock appreciation rights and stock purchase agreements. The exercise price of options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of the grant, in the case of incentive stock options, or 85% of the fair market value on the date of the grant, in the case of non-statutory stock options. Options under the 1998 Plan must vest over a period not to exceed five years.

LONG-TERM INCENTIVE PLANS

         The Company does not have any stock appreciation rights plans in effect and has no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended March 31, 2000, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers. The Company has no defined benefit or actuarial plans covering any Named Executive Officer.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Barry M. Schechter effective October 1, 1997. This agreement will continue until September 30, 2000 unless earlier terminated for cause. Under the agreement Mr. Schechter has the right to annual compensation of $180,000 for the first year of the agreement, $240,000 for the second year of the agreement and $300,000 for the third year of the agreement. In addition, Mr. Schechter is entitled to receive options on each anniversary of the agreement to purchase the number of shares equal to 150% of his annual compensation for the prior year divided by the average price per share for the 30 day period preceding such anniversary. This average price per share will also be the exercise price of the options. The agreement states that options will be fully vested when issued, assignable, and exercisable for five years after the date of the grant. Mr. Schechter agreed to receive non-assignable options so that these options could be issued under the 1989 Plan.

         Shaun Rosen entered into an employment agreement with the Company's SVI Retail Pty. Ltd. (Australia) subsidiary ("SVI Australia") dated November 5, 1996. The agreement was to continue in effect until November 4, 2001, unless earlier terminated by SVI Australia or Mr. Rosen. Mr. Rosen's employment terminated by mutual agreement on December 31, 1999, and Mr. Rosen became a consultant for SVI Australia. Mr. Rosen's employment agreement provided for an initial annual salary of $147,500. The salary was subject to annual increases to reflect inflation and discretionary annual increases. The employment agreement further provides that Mr. Rosen will not compete with SVI Australia for three years after the termination of the agreement, which was deemed to occur on December 31, 1999.

         Island Pacific, which merged into the Company's wholly-owned SVI Retail, Inc. subsidiary ("SVI Retail") on April 1, 2000, entered into a three-year employment agreement with Mark T. Wulff effective June 3, 1999 whereby he is employed as Island Pacific's Chief Executive Officer. The agreement provides that Mr. Wulff cannot compete with Island Pacific's business in the U.S. during the term of the agreement and for three years after termination of the agreement unless SVI Retail terminates the agreement without cause or Mr. Wulff terminates the agreement due to a relocation out of Orange County, California. Mr. Wulff's annual compensation under the agreement is $300,000. The agreement may be terminated at will by either party upon six months prior written notice. SVI Retail may also terminate the agreement for cause on three days' written notice.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors formed a Compensation Committee in April 1998. Prior to such date, the Board of Directors as a whole performed the role of a compensation committee. Ian Bonner and Donald S. Radcliffe currently serve as the members of the Compensation Committee. No current member of the Company's Compensation Committee has ever been an officer of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of a compensation committee or board of directors of any entity that has one or more if its executive officers serving as a member of the Company's Compensation Committee.

DIRECTOR COMPENSATION

         No direct or indirect remuneration has been paid or is payable by the Company to the directors in their capacity as directors during the fiscal year ended March 31, 2000. The Company does not anticipate paying during the fiscal year ending March 31, 2001 any direct or indirect remuneration to any directors of the Company in their capacity as directors other than reimbursement of expenses for attending directors' or committee meetings and discretionary stock option grants under the 1998 Plan. During the fiscal year ended March 31, 2000, Ivan M. Epstein received an option to purchase 100,000 shares of the common stock of the Company at an exercise price of $7.75. The option expires on October 20, 2009 and is fully vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows beneficial ownership of shares of the Company's outstanding common stock as of June 30, 2000 (i) by all persons known by the Company to own more than 5% of such stock and (ii) by each director, each of the Named Executive Officers, and all directors and executive officers as a group. Except as otherwise specified, the address for each person is 12707 High Bluff Drive, Suite 335, San Diego, California 92130. As of June 30, 2000, there were 33,855,884 shares of common stock outstanding. Each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws), except as stated below.

   Name and Address of                 Amount and Nature                 Percent
    Beneficial Owner                of Beneficial Ownership (1)         Of Class
   -------------------                 -------------------               -------
Softline Limited                         19,100,527(2)                    55.6%
  16 Commerce Crescent
  Eastgate Extension 13
  Sandton 2148
  South Africa

Claudav Holdings Ltd. B.V.                5,511,925(3)                    16.0%
  9 Rue Charles Humbert
  1205 Geneva
  Switzerland

The Ivanhoe Irrevocable Trust             5,511,925(3)                    16.0%

Barry M. Schechter                        5,511,925(3)                    16.0%
David L. Reese                               77,000(4)                     < 1%
Arthur S. Klitofsky                         387,600(5)                     1.1%
Donald S. Radcliffe                         662,300(6)                     1.9%
  575 Madison Avenue
  New York, NY  10022

Ivan M. Epstein                             105,000(7)                     < 1%
  2 Victoria
  Eastgate Extension 13
  Sandton 2148
  South Africa

   Name and Address of                 Amount and Nature                 Percent
    Beneficial Owner                of Beneficial Ownership (1)         Of Class
   -------------------                 -------------------               -------

Gerald Rubenstein                             5,000(8)                      < 1%
  16 Commerce Crescent
  Eastgate Extension 13
  Sandton 2148
  South Africa

Ian Bonner                                   20,000(9)                      < 1%
  5527 Inverrary Court
  Dallas, Texas 75287

Steven Cohen                                         0                        0%
  16 Commerce Crescent
  Eastgate Extension 13
  Sandton 2148
  South Africa

Mark T. Wulff                                        0                        0%

All directors and executive               6,751,125(10)                    19.5%
officers as a group (9 persons)

(1) This table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares.

(2) Includes 71,812 shares pursuant to outstanding options exercisable within 60 days of June 30, 2000. Barry M. Schechter, Ivan M. Epstein, Gerald Rubenstein and Steven Cohen, each a director of Softline Limited, disclaim beneficial ownership of the shares and options held by Softline Limited.

(3) Claudav Holdings Ltd. B.V. ("Claudav"), the Ivanhoe Irrevocable Trust ("Ivanhoe") and Barry M. Schechter may be deemed a group pursuant to Rule 13d-5 promulgated under the Exchange Act. Claudav holds 2,224,500 shares, for which it shares voting power with Mr. Schechter pursuant to a proxy. Ivanhoe holds 3,100,000 shares for which it shares voting and dispositive power with Mr. Schechter pursuant to Mr. Schechter's position as a trustee. Includes 2,000 shares held by Mr. Schechter's minor children and 185,425 shares pursuant to options of Mr. Schechter exercisable within 60 days of June 30, 2000. Excludes 10,000 shares held by Mr. Schechter's spouse, for which Mr. Schechter disclaims beneficial ownership.

(4) Consists of outstanding options exercisable within 60 days of June 30, 2000.

(5) Includes 112,000 shares pursuant to outstanding options exercisable within 60 days of June 30, 2000.

(6) Includes 311,000 shares pursuant to outstanding options exercisable within 60 days of June 30, 2000. Also includes 11,500 shares held by an entity for which Mr. Radcliffe has sole voting and dispositive power. Also includes an aggregate of 80,100 shares and 11,000 options held by three entities for which Mr. Radcliffe has shared voting and dispositive power. Excludes 119,500 shares held by Mr. Radcliffe's spouse, for which Mr. Radcliffe disclaims beneficial ownership.

(7) Consists of outstanding options exercisable within 60 days of June 30, 2000.

(8) Consists of outstanding options exercisable within 60 days of June 30, 2000.

(9) Consists of outstanding options exercisable within 60 days of June 30, 2000.

(10) Includes 810,425 shares pursuant to outstanding options exercisable within 60 days of June 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Set forth below is a description of transactions entered into between the Company and certain of its executive officers, directors and stockholders holding more than 5% of the outstanding common stock during the fiscal year. Certain of these transactions will continue in effect and may result in conflicts of interest between the Company and such individuals. Although these persons may owe fiduciary duties to the Company and its stockholders, there is a risk that such conflicts of interest may not be resolved in favor of the Company.

TRANSACTIONS WITH SOFTLINE LIMITED

         Softline Limited ("Softline") beneficially owns approximately 55.6% of the outstanding common stock of the Company, and is therefore a parent corporation to the Company. Softline is a South African company listed on the Johannesburg Stock Exchange. Barry M. Schechter, Ivan M. Epstein, Gerald Rubenstein and Steven Cohen are each directors of Softline. Mr. Epstein is Chief Executive Officer and Mr. Cohen is Chief Operating Officer of Softline.

         During the fiscal year ended March 31, 2000, Softline exercised outstanding options to purchase 2,376,188 shares of common stock of the Company at $2.00 per share.

         In June 1999, the Company granted Softline an option to purchase 10,000 shares of common stock of the Company at an exercise price of $11.75 per share, exercisable for four years, as consideration for services performed by Softline personnel on behalf of the Company.

         In October 1999, the Company sold its South African retail software subsidiary doing business under the name Triple-S Computers ("Triple-S") to Softline. The purchase price was the Company's historical book basis in Triple-S of $665,000. This amount was paid through Softline's surrender of 78,241 shares of Company common stock valued at the $8.50 per share closing price of such shares on the American Stock Exchange on October 1, 1999. Softline entered into an acquisition agreement as of April 1, 1998 (the "Acquisition Agreement") to acquire Triple-S and designated a subsidiary of the Company as nominee purchaser to complete the acquisition. The Company in turn agreed to reimburse Softline for all of its costs associated with the acquisition of Triple-S. On May 27, 1998, Softline agreed to accept shares of the Company's common stock valued at the $4.5625 market price on that date for reimbursement of such costs.

         Softline's initial acquisition costs totaled $760,000, and the Company issued a total of 166,643 shares to Softline pursuant to such agreement. A dispute subsequently arose between the seller of Triple-S on the one hand and the Company and Softline on the other hand concerning an earn-out provision in the acquisition agreement. This dispute was settled during the quarter ended June 30, 1999, through payment by Softline of $113,000 to such seller. That amount was credited against the exercise price of 56,718 outstanding options to purchase common stock of the Company exercised by Softline in March 2000.

         In May 2000, the Company announced that it is in discussions with Softline concerning a possible business combination between the Company and Softline. The Company and Softline have no binding agreement and have not yet established terms of a potential transaction. Any such transaction will be subject to approvals by United States and South African governmental authorities. Any transaction may also be subject to approval of the stockholders of the Company and/or Softline.

         In July 2000, Softline loaned the Company $10,000,000 pursuant to a promissory note bearing interest at 10% per annum and due August 1, 2001. The proceeds from this loan were used for a required principal payment on bank indebtedness of the Company bearing interest at a higher rate. The note is subordinated to the remaining bank indebtedness of the Company.


OTHER TRANSACTIONS

         In May 1999, the Company closed the sale of its IBIS Systems Limited subsidiary ("IBIS") to a company affiliated with Peter Nagle and other members of IBIS management with effect from January 1999. The sale price for IBIS was
(a) $2,250,000 cash, (b) 141,000 shares of Company common stock, (c) the surrender by Mr. Nagle of the net shares issuable upon exercise of an option to purchase 50,000 shares of Company common stock at $3.00 per share; and (d) a promissory note (the "IBIS Note") in the stated principal amount of $18,108,000, due October 1, 1999, bearing interest from May 1, 1999 at 2% over the base prime rate for U.S. dollar deposits quoted by HSBC Plc. The promissory note was secured by a pledge in favor of the Company of all of the common stock of IBIS. As part of the transaction, the Company agreed to pay to an entity affiliated with Mr. Nagle the $4,500,000 which is last payable under the IBIS Note, in settlement of certain obligations assumed by the Company from Softline in connection with the acquisition of IBIS. For this reason, the Company recorded a net receivable on the IBIS Note of $13,608,000.

         The purchaser did not repay the IBIS Note on the original due date because it had not yet completed a reorganization that was intended to serve as the source of funds to repay the note. The Company agreed to extend the due date of the IBIS Note to November 15, 2000. The Company also agreed to permit the purchaser to proceed with its reorganization with a wholly-owned subsidiary of Integrity Software, Inc. ("Integrity"), a publicly traded company with prices quoted on the National Quotation Bureau Pink Sheets. The purchaser exchanged all of the outstanding IBIS stock for 1,536,000 common shares of Integrity, representing approximately 11% of Integrity's outstanding shares at March 20, 2000. The Company agreed to substitute its security interest in the IBIS shares for a security interest in the purchaser's Integrity shares. The Company also obtained the right to convert all or any portion of the unpaid indebtedness under the IBIS Note to Integrity shares valued at $12.50 per share and limited rights to require Integrity to register such shares for resale under the Securities Act of 1933. Three of our directors, Barry M. Schechter, Ivan M. Epstein and Donald S. Radcliffe now serve on Integrity's board. The amount of the receivable on the IBIS Note including accrued interest was $14,092,000 at March 31, 2000.

         In June 1999, Claudav Holdings Ltd. B.V., which may be deemed the beneficial owner of 16% of the Company's outstanding common stock, loaned the Company $1,500,000. The Company used the proceeds of this loan to pay a portion of the purchase price for Island Pacific. The loan bears interest at the prime rate with no stated maturity. The balance outstanding on this loan at June 30, 2000 was $756,000.

         The office space for the Company's Sydney, Australia office is leased from a company affiliated with Shaun Rosen, a former executive officer of the Company. During the year ended March 31, 2000, the Company paid $163,000 in rent for this office.

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

Date:  July 31, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                    Capacity                           Date
       ----------                    --------                           ----


/s/ Barry M. Schechter          Chairman of the Board,              July 31,2000
--------------------------      Chief Executive Officer
Barry M. Schechter              and Director


/s/ David L. Reese              Chief Financial Officer,           July 31, 2000
--------------------------      Secretary and Director
David L. Reese


/s/ Arthur S. Klitofsky         Vice President and Director        July 31, 2000
--------------------------
Arthur S. Klitofsky


/s/ Donald S. Radcliffe         Director                           July 31, 2000
--------------------------
Donald S. Radcliffe


/s/ Ivan M. Epstein             Director                           July 31, 2000
--------------------------
Ivan M. Epstein


/s/ Gerald Rubenstein           Director                           July 31, 2000
--------------------------
Gerald Rubenstein


/s/ Ian Bonner                  Director                           July 31, 2000
--------------------------
Ian Bonner


/s/ Steven Cohen                Director                           July 31, 2000
--------------------------
Steven Cohen