Form 10-Q
period 2000-06-30
SVI HOLDINGS INC
filed 2000-08-07
CIK 866535

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

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

Common Stock, $0.0001 Par Value - 33,897,884 shares as of July 31, 2000.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of June 30, 2000
          and March 31, 2000 ................................................ 3

        Condensed Consolidated Statements of Operations for the Three
          Months Ended June 30, 2000 and 1999................................ 4

        Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended June 30, 2000 and 1999................................ 5

        Notes to Condensed Consolidated Financial Statements................. 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 14


PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 15

Item 2. Changes in Securities and Use of Proceeds............................ 15

Item 5. Other Information.................................................... 15

Item 6. Exhibits and Reports on Form 8-K..................................... 16

Signatures .................................................................. 16

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                                 SVI HOLDINGS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share amounts)
                                             (unaudited)

                                                                       June 30, 2000     March 31, 2000
                                                                       -------------     --------------
ASSETS
Current assets:
       Cash and cash equivalents                                       $      2,216       $      4,838
       Accounts receivable, net                                               7,715              9,954
       Other receivables                                                        354                303
       Inventories                                                              158                272
       Deferred income tax asset                                              3,631              3,905
       Prepaid expenses and other current assets                                767                747
                                                                       -------------      -------------
             Total current assets                                            14,841             20,019

Note receivable                                                              14,367             14,092
Property and equipment, net                                                   1,553              1,529
Purchased and capitalized software, net                                      30,932             30,597
Goodwill, net                                                                21,891             22,545
Employment and non-compete agreements, net                                    4,821              5,224
Other assets                                                                     44                 77
                                                                       -------------      -------------

             Total assets                                              $     88,449       $     94,083
                                                                       =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                $      1,648       $      1,242
       Accrued expenses                                                       2,745              3,642
       Deferred revenue                                                       1,702              6,324
       Line of credit                                                         3,384              2,268
       Current portion of term loans                                          3,892              3,892
       Due to stockholders                                                    1,215              1,632
                                                                       -------------      -------------
             Total current liabilities                                       14,586             19,000

Term loans refinanced in July 2000                                           10,858             13,150
Deferred rent                                                                   134                135
Deferred income tax liability                                                 8,169              8,301
                                                                       -------------      -------------

             Total liabilities                                               33,747             40,586
                                                                       -------------      -------------
Stockholders' Equity:
       Preferred stock, $.0001 par value; 5,000,000 shares
            authorized; none issued and outstanding                               -                  -
       Common stock, $.0001 par value; 50,000,000 shares authorized;
            33,855,884 and 33,567,884 shares issued and outstanding               3                  3
       Additional paid-in capital                                            54,068             53,454
       Treasury stock, at cost; shares- 444,641                              (4,306)            (4,306)
       Retained earnings                                                      6,377              5,831
       Accumulated other comprehensive loss                                  (1,440)            (1,485)
                                                                       -------------      -------------
             Total stockholders' equity                                      54,702             53,497
                                                                       -------------      -------------

             Total liabilities and stockholders' equity                $     88,449       $     94,083
                                                                       =============      =============


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                       3

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                  Three Months Ended June 30,
                                                     2000              1999
                                                -------------     -------------

Net sales                                       $     11,000      $     11,767
Cost of sales                                          2,686             2,445
                                                -------------     -------------
       Gross profit                                    8,314             9,322

Expenses:
   Product development                                 1,572               615
   Depreciation and amortization                       2,146             1,786
   Selling, general and administrative                 3,397             4,921
                                                -------------     -------------
       Total expenses                                  7,115             7,322
                                                -------------     -------------

Income from operations                                 1,199             2,000
                                                -------------     -------------
Other income (expense):
   Interest income                                       326               395
   Other income                                           40               163
   Interest expense                                     (530)             (130)
   Loss on foreign currency transactions                  (4)              (94)
                                                -------------     -------------
       Total other income (expense)                     (168)              334
                                                -------------     -------------

Income before provision for income taxes               1,031             2,334

   Provision for income taxes                            485               953
                                                -------------     -------------

Net income                                      $        546      $      1,381
                                                =============     =============

Earnings per share:
       Basic                                    $       0.02      $       0.04
                                                =============     =============
       Diluted                                  $       0.02      $       0.04
                                                =============     =============

Weighted-average common shares outstanding:
       Basic                                          33,762            31,781
                                                =============     =============
       Diluted                                        35,771            34,963
                                                =============     =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      SVI HOLDINGS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands and unaudited)

                                                                                  Three Months Ended June 30,
                                                                                    2000              1999
                                                                                -------------     -------------
Cash flows from operating activities:
       Net income                                                               $        546      $      1,381
       Adjustments to reconcile net income to net cash
           used for operating activities:
           Depreciation and amortization                                               2,146             1,786
           Loss on foreign currency transactions                                           4                94
           Changes in deferred taxes                                                     142                42
        Changes in assets and liabilities net of effects from acquisitions:
           Accounts receivable and other receivables                                   1,913            (3,353)
           Inventories                                                                   114                27
           Prepaid expenses and other current assets                                       1              (183)
           Accounts payable and accrued expenses                                        (492)           (2,509)
           Deferred revenue                                                           (4,622)               71
           Income tax payable                                                              -              (591)
                                                                                -------------     -------------
Net cash used for operating activities                                                  (248)           (3,235)
                                                                                -------------     -------------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                                                  -           (33,657)
       Purchase of furniture and equipment                                              (207)             (145)
       Increase in note receivable                                                         -              (267)
       Capitalized software development costs                                         (1,323)             (239)
                                                                                -------------     -------------
Net cash used for investing activities                                                (1,530)          (34,308)
                                                                                -------------     -------------
Cash flows from financing activities:
       Proceeds from issuance of common stock                                            615             4,926
       Increase (decrease) in amount due to stockholders, net                           (417)            1,417
       Proceeds from line of credit                                                    1,116               811
       Proceeds from term loans                                                            -            19,191
       Payments on term loans                                                         (2,292)                -
                                                                                -------------     -------------
Net cash provided by (used for) financing activities                                    (978)           26,345
                                                                                -------------     -------------

Effect of exchange rate changes on cash                                                  134              (176)
                                                                                -------------     -------------

       Net decrease in cash and cash equivalents                                      (2,622)          (11,374)
Cash and cash equivalents, beginning of period                                         4,838            13,006
                                                                                -------------     -------------
Cash and cash equivalents, end of period                                        $      2,216      $      1,632
                                                                                =============     =============

Supplemental disclosure of cash flow information:
       Interest paid                                                            $        483      $        115
       Income taxes paid                                                        $        231      $      1,602

Supplemental schedule of non-cash investing and financing activities:
       Received 95,000 treasury shares in connection with the sale of
            IBIS Systems Limited                                                $          -      $     (1,140)
       Issued 55,000 shares of common stock as additional
            consideration for an acquisition                                    $          -      $        402


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         5

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all the periods presented have been made.

Certain amounts in the prior period have been reclassified to conform to the presentation for the three months ended June 30, 2000. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-K for the year ended March 31, 2000.

The results of operations for the three months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


Note B - TERM LOANS

In June 1999, the Company obtained two loans from Union Bank of California, N.A. (the "Bank") in the aggregate amount of $18.5 million as partial funding for the acquisition of Island Pacific Systems Corporation. One loan was in the amount of $3.5 million and was fully amortizing over two years at an interest rate of 0.5% over the Bank's prime rate. The other loan was in the amount of $15 million and required interest-only payments at 0.25% over the Bank's prime rate with all principal due at December 3, 1999. The entire amount owed to the Bank was secured by all of the stock and assets of the Company's U.S. retail software subsidiaries, and 65% of the stock of the Company's foreign retail software subsidiary.

The bank agreed in December 1999 to extend the maturity date of the $15 million loan to March 3, 2000. The bank subsequently orally agreed to extend the maturity date to June 1, 2000. The Company made a $2 million principal payment on this loan in May 2000 using proceeds from the sale of common stock in a private placement. In May and June 2000, the Company agreed to consolidate the approximately $14.75 million balance of the two loans into a single loan and to extend the maturity date to August 1, 2000, subject to an earlier required $10 million principal reduction. In July 2000, Softline Limited ("Softline"), the Company's majority shareholder, loaned the Company $10 million for the purpose of making this $10 million payment. The Softline loan is due August 1, 2001. The loan is subordinated to the bank obligations and bears interest at 10% per annum payable monthly.

In July 2000, the Company refinanced the $4.75 million balance due on the bank loan. Under the amended loan agreement, the Company is required beginning August 1, 2000 to pay $200,000 per month toward reduction of principal plus interest on the outstanding balance at the rate of 5% over the bank's prime rate, increasing to 6.25% over the bank's prime rate after December 31, 2000. The Company is also required to pay to the bank as a reduction of principal one half of amounts received from the $1.75 million receivable from a one-time sale of certain technology rights, any amounts the Company receives from the sale of the shares of common stock of Integrity Software, Inc. which secure the related note receivable for $14.4 million, and any amounts the Company receives from the issuance of debt or equity securities other than stock options exercises. The Company also maintains a $3 million line of credit with this bank, and the line is subject to the provisions and restrictions of the amended loan agreement. The entire remaining balance of the consolidated bank loan and the lines of credit, if any, will be due and payable April 1, 2001. The loans are subject to certain financial covenants and contain limitations on acquisitions, investments and other borrowings. At June 30, 2000, the Company is in compliance with such covenants.

As a result of the refinancing, $10.9 million of the bank term loans have been classified as long-term obligations at June 30, 2000.

Note C - TREASURY STOCK

In November 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock in the open market or in private transactions during the eighteen months following such authorization. As of June 30, 2000, the Company holds in treasury 444,641 shares of its common stock.


Note D - REPORTING COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying comprehensive income and its components. As required by SFAS 130, the Company displays the accumulated balance of other comprehensive loss separately in the equity section of the consolidated balance sheets. Total comprehensive income, which is comprised of net income and other comprehensive income, amounted to approximately $591,000 and $1.5 million for the quarters ended June 30, 2000 and 1999, respectively. Other comprehensive income consisted of foreign currency translation effect of approximately $45,000 and $166,000 for the quarters ended June 30, 2000 and 1999, respectively.


Note E - EARNINGS PER SHARE

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that are issuable upon exercise of outstanding stock options. Additional common shares that are issuable upon exercise of outstanding stock options are 2,009,573 and 3,182,372 for the quarters ended June 30, 2000 and 1999, respectively.

Options outstanding during the quarter ended June 30, 2000 to purchase 10,000 shares of common stock were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.


Note F - BUSINESS SEGMENTS AND GEOGRAPHIC DATA

The Company provides global enterprise software solutions for the retail industry. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company considers its business to consist of one reportable operating segment. The Company operates in three countries, the United States, Australia and United Kingdom. The following is a summary of local operations by geographic area (in thousands):

                                                     Quarters Ended June 30,
                                                     2000              1999
                                                 -------------    -------------
         Revenues:
              United States                      $      8,396     $      7,966
              Australia                                 2,247            1,939
              United Kingdom                              357            1,335
              South Africa                                  -              527
                                                 -------------    -------------
                  Total revenues                 $     11,000     $     11,767
                                                 =============    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS ABOUT SVI HOLDINGS, INC. ("WE" OR "US"). THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS THE WORDS MAY, WILL, SHOULD, EXPECT, PLAN, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, OR THE NEGATIVES OF SUCH WORDS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS ARE DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS" IN ITEM 1 IN OUR FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2000, AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, PRESS RELEASES AND OTHER COMMUNICATIONS.

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

ARS is a leading provider of store software systems that now form the core of our SVI-POST point-of-sale solutions. Island Pacific is a leading provider of retail management systems that now form the core of our SVI-HOST retail management solutions.

We accounted for both the ARS and Island Pacific acquisitions using purchase accounting, which has resulted in the addition of significant goodwill and capitalized software assets on our balance sheet. We are amortizing capitalized software and goodwill from both of these acquisitions over ten years, which has and will continue to impact reported net income and earnings per share.

During the quarter ended June 30, 2000, we consolidated ARS and Island Pacific into SVI Retail, Inc. We are promoting the full suite of retail software solutions created by the combination of the ARS and Island Pacific products with some of our other retail software products under the brand name "The Total Point of Business". We have commenced an active campaign to cross-sell solutions to those retailers who utilize less than our full suite of products. During the last fiscal year, we commenced an active product development program to more fully integrate of our SVI-POST and SVI-HOST products, to develop versions of our products in other programming languages, to eliminate dependency on client/server architecture, and to develop new components and applications of our end-to-end solution. We plan to continue our product development program through fiscal 2001, subject to the availability of operating or outside capital.

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

Our operations are conducted principally in the United States, the United Kingdom and Australia. Prior to our sale in October 1999 of our Triple-S Computers subsidiary to Softline Limited, our majority stockholder subsidiary, we had operations in South Africa.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                            Quarters ended June 30,
                                              -----------------------------------------------------
                                                          2000                        1999
                                                 Amount      Percentage       Amount     Percentage
                                              -------------  ----------   -------------  ----------
                                                     (in thousands, except for percentages)

Net sales                                     $     11,000      100%      $     11,767      100%
Cost of sales                                        2,686       24%             2,445       21%
                                              -----------------------     -----------------------
      Gross profit                                   8,314       76%             9,322       79%

Expenses:
   Product development                               1,572       14%               615        5%
   Depreciation and amortization                     2,146       20%             1,786       15%
   Selling, general and administrative               3,397       31%             4,921       42%
                                              -----------------------     -----------------------
      Total expenses                                 7,115       65%             7,322       62%
                                              -----------------------     -----------------------

Income from operations                               1,199       11%             2,000       17%

   Other income (expense), net                        (168)      -2%               334        3%
                                              -----------------------     -----------------------

Income before income taxes                           1,031        9%             2,334       20%

   Provision for income taxes                          485        4%               953        8%
                                              -----------------------     -----------------------
Net income                                    $        546        5%      $      1,381       12%
                                              =======================     =======================


Net Sales

Net sales decreased by $0.8 million, or 7%, to $11 million in the three months ended June 30, 2000 from $11.8 million in the three months ended June 30, 1999. The following factors contributed to the net decrease:

     o Decrease of $2.3 million in net sales from our U.S. based subsidiary, SVI Retail, Inc.
     o Inclusion of $0.5 million in net sales from our former South African subsidiary in the 1999 period.
     o Inclusion of $1.8 million in revenue from a one-time sale of certain technology rights during fiscal 2000 received and recognized in the quarter ended June 30, 2000.
     o Increase of $0.3 million in net sales from our Australian subsidiary resulting from new contracts.

We experienced a decline in demand for software licenses during the last nine months of fiscal year 2000. We believe this was due to deferred purchasing decisions related to the millennium change and anticipation of new products to be announced at industry trade shows in early calendar year 2000. This decline in demand continued to negatively affect sales of software licenses during the quarter ended June 30, 2000, as our sales cycles tend to range from four to twelve months. Indications are that our sales cycles have resumed during the past two quarters, and, as of the end of July 2000, we had a significant increase in the number of sales prospects in our pipeline over the same time last year. We are therefore predicting quarter-on-quarter growth in software license sales for the remainder of this fiscal year. Such growth will however depend on a number of factors, including our ability to consummate sales in the pipeline, continued economic strength in the retail industry and continued perceived advantages of our products over the products of our competitors. We cannot therefore guarantee that we will achieve our predicted revenue targets.

Approximately $1.75 million remains due from the one-time sale of certain technology rights during fiscal 2000. We expect receipt of this amount during the second or third quarter of fiscal year 2001, and revenues will be recognized upon receipt. This one-time sale is not expected to otherwise impact future results of operations.

Cost of Sales/Gross Profit

Cost of sales increased by $0.3 million, or 10%, to $2.7 million in the quarter ended June 30, 2000 from $2.4 million in the quarter ended June 30, 1999. Gross profit as a percentage of net sales decreased to 75% in the quarter ended June 30, 2000 from 79% in the prior comparative period. The increase in cost of sales and the decrease in gross profit as a percentage of net sales were due to a shift in the sales mix from software licenses to software modification services. The software modification services have a higher cost component than software licenses. The shift was offset in part by the recognition of $1.8 million in revenue from the sale of certain technology rights, which had an insignificant cost component.

Product Development Expenses

Product development expenses increased by $1 million, or 156%, to $1.6 million in the quarter ended June 30, 2000 from $0.6 million in the quarter ended June 30, 1999. In conjunction with the acquisition of Island Pacific, we commenced an active integration and product development program to further compatibility of our point-of-sale (SVI-POST) and retail management (SVI-HOST) products. Additionally, we continue to develop e-commerce enhancements and other additions of features and functionality to our SVI-POST and SVI-HOST products. We intend to continue or increase the present level of spending on product development for the remainder of the 2001 fiscal year as we continue to integrate, develop and enhance our products to address the evolving needs of the retail industry.

Depreciation and Amortization

Depreciation and amortization increased by $0.3 million, or 20%, to $2.1 million in the quarter ended June 30, 2000 from $1.8 million in the quarter ended June 30, 1999. This increase was primarily due to the amortization of additional goodwill related to the acquisition of Island Pacific recorded after June 30, 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.5 million, or 30%, to $3.4 million in the three months ended June 30, 2000 from $4.9 million in the three months ended June 30, 1999. This decrease was primarily related to reassignment of existing personnel to product development duties.

Other Income (Expense)

Other income (expense) decreased by $0.5 million, or 150%, to ($0.2) million in the quarter ended June 30, 2000 from $0.3 million in the quarter ended June 30, 1999. This decrease is due primarily to an increase of $0.4 million in interest expense resulting from the $20.8 million notes payable obtained in June 1999 to acquire Island Pacific.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30, 2000, we financed our operations using internally generated cash, proceeds from the exercise of options and lines of credit. At June 30, 2000, we had cash of $2.2 million, a decrease of $2.6 million from $4.8 million of cash at March 31, 2000.

Operating activities used cash of $0.2 million in the three months ended June 30, 2000 and $3.2 million in the three months ended June 30, 1999. Cash used for operating activities in the three months ended June 30, 2000 resulted from a $4.6 million decrease in deferred revenue and a $0.5 million decrease in accounts payable and accrued expenses; offset in part by $2.1 million of non-cash depreciation and amortization, $0.5 million of net income and a $1.9 million decrease in accounts receivable and other receivables.

Investing activities used cash of $1.5 million in the three months ended June 30, 2000 and $34.3 million in the three months ended June 30, 1999. Cash used for investing activities in the current quarter was primarily due to a $1.3 million increase in capitalized software development costs.

Financing activities used cash of $1 million in the three months ended June 30, 2000 and provided cash of $26.3 million in the three months ended June 30, 1999. The 2000 financing activities included $2.3 million of principal payments on our bank term loans and a $0.4 million decrease in amounts due to stockholders; offset by $1.1 million of net proceeds from lines of credit and $0.6 million of proceeds from issuance of common stock.

Changes in the currency exchange rates of our foreign operations had the effect of increasing cash by $0.1 million in the three months ended June 30, 2000 and reducing cash by $0.2 million in the three months ended June 30, 1999.

Accounts receivable decreased to $7.7 million at June 30, 2000 from $10.0 million at March 31, 2000 primarily due to payment of the first $1.8 million due from a $3.55 million one-time sale of certain technology rights.

We purchased all of the outstanding stock of Island Pacific in June 1999 for $35 million cash. We paid the purchase price using cash on hand, cash acquired from the sale of our IBIS Systems Limited subsidiary, cash acquired from the exercise of options by Softline, two bank loans totaling $18.5 million and $2.3 million in other loans, including $1.5 million from a major stockholder.

The bank loans are secured by all of our stock in and all of the assets of our U.S. retail software subsidiaries, and 65% of our stock in our Australian retail software subsidiary. One loan was in the amount of $3.5 million and was fully amortizing over two years. The other loan required interest-only payments until maturity at December 3, 1999. We expected to retire the $15 million loan on or before maturity using proceeds from the note receivable obtained in connection with the sale of IBIS; however, our agreement with the bank permitted us to convert the $15 million loan to a two-year fully amortizing term loan subject to certain terms and conditions. Because the note receivable was not paid on its original due date, we were not able to retire the $15 million bank loan as anticipated. Rather than convert the loan, we negotiated extensions of the due date of the $15 million obligation while we searched for a replacement source of capital to retire the loan. We made a $2 million principal payment on this loan in May 2000 using proceeds from the sale of common stock in a private placement. In May and June 2000, we agreed to consolidate the approximately $14.75 million balance of the two loans into a single loan and to terminate the conversion option. In July 2000, Softline Limited loaned us $10 million for the purpose of making a $10 million principal payment on this loan.

In July 2000, we refinanced the $4.75 million balance due on the bank loan. Under the amended loan agreement, we are required beginning August 1, 2000 to pay $200,000 per month toward reduction of principal plus interest on the outstanding balance at the rate of 5% over the bank's prime rate, increasing to 6.25% over the bank's prime rate after December 31, 2000. We are also required to pay to the bank as a reduction of principal one half of amounts received from the remaining $1.75 million contract receivable from the one-time technology sale, any amounts we receive from the sale of the shares of common stock of Integrity Software, Inc. which secure the related note receivable for $14.4 million, and any amounts we receive from the issuance of debt or equity securities other than stock option exercises. We also maintain a $3 million line of credit with this bank, and the line is subject to the provisions and restrictions of the amended loan agreement. The entire remaining balance of the consolidated bank loan and the lines of credit, if any, will be due and payable April 1, 2001. If we make no principal prepayments on the consolidated loan amount other than the required monthly payments, the balance at the maturity date would be $3.15 million plus the amount outstanding on our credit lines. The loans are subject to certain financial covenants and contain limitations on acquisitions, investments and other borrowings. We plan to obtain replacement financing for the entire amount owed to the bank prior to the maturity date. However, there can be no guarantee that replacement financing will be available on acceptable terms and conditions, or at all.

The $10 million loan from Softline obtained to reduce the bank indebtedness is due August 1, 2001. The loan is subordinated to the bank obligations and bears interest at 10% per annum payable monthly. We intend to use proceeds we might receive from payment of the $14.4 million note receivable or from sale of the shares of the common stock of Integrity Software, Inc. (into which such note is convertible and which secure such note) to repay the loan from Softline. We cannot guarantee that we will be able to resell sufficient Integrity shares to repay this loan. We may have to use any proceeds from the sale of these shares first to satisfy the remaining bank obligation. If we are not able to repay some or all of the Softline loan through these means, we will likely be required to seek outside debt or equity financing. We currently have no commitments for such financing, and we cannot guarantee that such financing will be available on acceptable terms and conditions, or at all.

In connection with our acquisition of Island Pacific, we also borrowed $2.3 million with no stated maturity date from three entities. $1.5 million of such amount was borrowed from a major stockholder. The balance due on these loans at June 30, 2000 was $1.2 million. The loans bear interest at the prime rate.

We have been using operating income, cash received from the sale of common stock and cash received from the exercise of options to discharge the payments due on the bank term loans and lines of credit. As discussed above, we used $10 million borrowed from Softline to pay $10 million due on the bank loan in July 2000. We intend to continue to use operating income to make required principal and interest payments due on the bank loans through maturity or earlier prepayment.

We have $3.65 million of credit lines to support working capital requirements. $3.0 million of this amount is subject to the amended loan agreement concerning the consolidated term loan described above, and the then outstanding balance will be due and payable on April 1, 2001, if not sooner retired. As of June 30, 2000, the outstanding balance on all of our lines was $3.4 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by statement of Financial Accounting Standards No. 137, requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and is effective for fiscal years beginning after June 15, 2000. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. We have not yet completed the process of evaluating the impact that will result from the adoption of SFAS No. 133; however, on a preliminary basis, we do not believe the eventual adoption of SFAS 133 will have a significant impact on our financial position or results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risks, which include changes in interest rates, changes in foreign currency exchange rate as measured against the U.S. dollar and changes in the value of stock of a publicly traded company which secures a promissory note we hold.

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates to our revolving credit borrowings and variable rate term loans, which totaled $9.4 million at July 31, 2000. Based on this balance, a change in one percent in the interest rate would cause a change in interest expense of approximately $94,000 or $0.01 per basic and diluted share, on an annual basis.

These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe and Australia. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 24% and 32% of our total net sales were denominated in currencies other than the U.S. dollar for the quarters ended June 30, 2000 and 1999, respectively.

EQUITY PRICE RISK

We have no direct equity investments. However, we have a note receivable in the amount of $14.4 million which is secured by shares of the common stock of Integrity Software, Inc., a publicly traded company with shares quoted on the National Quotation Bureau Pink Sheets. We also have the right to convert the note into common stock of Integrity at a fixed price. We are therefore exposed to indirect equity price risk. We have not taken steps to mitigate this risk, and a decline in the trading price of Integrity common stock may impair the value of and our ability to collect the $14.4 million receivable.


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to our business.


Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2000, we issued an aggregate of 205,000 shares of common stock to non-employees upon exercise of options at exercise prices of $0.75 and $1.75 per share for an aggregate exercise price of $353,750.

The foregoing securities were offered and sold without registration under the Securities Act of 1933 to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under such Act and Regulation D thereunder.

Item 5.  Other Information

We have scheduled our annual meeting of stockholders for September 21, 2000. The deadline for submitting stockholder proposals for inclusion in the Company's proxy statement and form of proxy pursuant to SEC Rule 14a-8 was April 10, 2000. Unless we had notice before June 22, 2000 of a matter which a stockholder wishes to bring before the stockholders at the meeting, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit        Description
-------        -----------

3.1 Amended and Restated Bylaws of SVI Holdings, Inc. (the "Company"), incorporated by reference to exhibit 3.2 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.1 Amendment No. 1 to Term Loan Agreement between the Company and Union Bank of California, N.A., incorporated by reference to exhibit 10.24 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.2 Revolving Note between the Company and Union Bank of California, N.A., incorporated by reference to exhibit 10.25 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.3 Amendment No. 2 to Term Loan Agreement between the Company and Union Bank of California, N.A., incorporated by reference to exhibit 10.26 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.4 Term Loan Note of the Company in favor of Union Bank of California, N.A., incorporated by reference to exhibit 10.27 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.5 Software Sale and Use Agreement dated September 16, 1999 between Divergent Technologies (Pty) Limited and Resource Control Management Limited (UK), as amended, incorporated by reference to exhibit 10.31 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.6 Promissory Note of the Company in favor of Softline Limited, incorporated by reference to exhibit 10.32 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

27             Financial Data Schedule

(b)  Reports on Form 8-K

None


                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SVI Holdings, Inc.
                                      Registrant

                                      /S/ David L. Reese
                                      -------------------------------
Date: August 7, 2000                  David L. Reese
                                      Chief Financial Officer

                                      Signing on behalf of the registrant
                                      and as principal accounting officer.