Form 10-K/A
period 2000-03-31
SVI HOLDINGS INC
filed 2000-08-21
CIK 866535

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 2)


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

         As of June 30, 2000, there were 33,855,884 shares of our common stock outstanding, which were held by approximately 110 stockholders of record.

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

                                                                   Six Months
                                                                      Ended
                                            Year Ended March 31,    March 31,        Year Ended September 30,
                                           ----------------------- ----------- ----------------------------------
                                              2000        1999        1998         1997        1996       1995
                                              ----        ----        ----         ----        ----       ----
                                                         (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Net sales                                  $   36,114  $   17,487  $   11,198  $   10,434  $      673  $     580
Cost of sales                                  10,970       5,347       3,869       3,037         100        100
                                           ----------- ----------- ----------- ----------- ----------- ----------
    Gross profit                               25,144      12,140       7,329       7,397         573        480
                                           ----------- ----------- ----------- ----------- ----------- ----------

Expenses:
    Product development                         4,877           -           -           -           -          -
    Depreciation and amortization               7,942       2,395         939       1,178          54         53
    Selling, general and administrative        18,235       7,603       4,611       4,706       1,035        718
                                           ----------- ----------- ----------- ----------- ----------- ----------
       Total expenses                          31,054       9,998       5,550       5,884       1,089        771
                                           ----------- ----------- ----------- ----------- ----------- ----------

    Income (loss) from operations              (5,910)      2,142       1,779       1,513        (516)      (291)

Other income (expense)                           (556)      1,227         359         464         647       (170)
Gain on disposals of Softline Limited
  shares                                            -           -       4,388       3,974           -          -
                                           ----------- ----------- ----------- ----------- ----------- ----------
    Income (loss) before provision for
      income taxes                             (6,466)      3,369       6,526       5,951         131       (461)

Provision (benefit) for income taxes           (2,412)      1,671       1,849       1,103           -          -
                                           ----------- ----------- ----------- ----------- ----------- ----------
    Income (loss) from continuing
      operations                               (4,054)      1,698       4,677       4,848         131       (461)

Income (loss) from discontinued operations          -       3,887       1,142           -          16       (271)
                                           ----------- ----------- ----------- ----------- ----------- ----------
    Net income (loss)                      $   (4,054) $    5,585  $    5,819  $    4,848  $      147  $    (732)
                                           =========== =========== =========== =========== =========== ===========

Basic earnings (loss) per share:
    Income (loss) from continuing
      operations                           $    (0.12) $     0.06  $     0.17  $     0.35  $     0.01  $   (0.04)

    Income (loss) from discontinued
      operations                                    -        0.14        0.04           -           -      (0.03)
                                           ----------- ----------- ----------- ----------- ----------- ----------
        Net income (loss)                  $    (0.12) $     0.20  $     0.21  $     0.35  $     0.01  $   (0.07)
                                           =========== =========== =========== =========== =========== ===========
Diluted earnings (loss) per share:
    Income (loss) from continuing
      operations                           $    (0.12) $     0.05  $    0.15   $     0.31  $     0.01  $   (0.04)
    Income from discontinued operations             -        0.12       0.04            -           -      (0.03)
                                           ----------- ----------- ----------  ----------- ----------- ----------
        Net income (loss)                  $    (0.12) $     0.17  $    0.19   $     0.31  $     0.01  $   (0.07)
                                           =========== =========== ==========  =========== =========== ===========


Weighted average common shares:
       Basic                                   32,459      28,600     27,768       13,971      11,902     10,320

       Diluted                                 32,459      33,071     31,046       15,618      13,470     10,320


BALANCE SHEET DATA:

Working capital                             $   1,019  $   26,138  $   9,763  $      596  $   (1,844) $  (3,159)
Total assets                                $  94,083  $   52,374  $  46,481  $   19,230  $    5,006  $   2,266
Long-term obligations                       $  21,586  $    2,043  $     771  $      545  $    1,947  $       -
Stockholders' equity (deficit)              $  53,497  $   45,270  $  37,075  $   10,885  $      347  $  (1,757)


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

         ARS is a leading provider of store software systems that now form the core of our SVI-POST solutions. Island Pacific is a leading provider of retail management systems that now form the core of our SVI-HOST solutions.

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

         During the second quarter of fiscal 2000, we sold certain technology rights to an unrelated third party for $3.5 million. We initially recorded this transaction as revenue during the second quarter, but we subsequently determined that the revenue from the sale should have been deferred until the time of payment. We received payment of the first $1.8 million during the first quarter of fiscal 2001 and expect to receive the balance during the second or third quarter of fiscal 2001. This revenue will increase earnings for the periods in which the payments are received, but is of a non-recurring nature. The sale of these rights is not expected to otherwise impact results of operations.


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

                                                   -------------------------------------------------------------------------------
                                                                            TWELVE MONTHS ENDED MARCH 31,
                                                   -------------------------------------------------------------------------------
                                                             2000                       1999                       1998
                                                                                                               (UNAUDITED)
                                                                PERCENTAGE                  PERCENTAGE                PERCENTAGE
                                                      AMOUNT    OF REVENUE      AMOUNT     OF REVENUE      AMOUNT     OF REVENUE
                                                      ------    ----------      ------     ----------      ------     ----------
                                                                       (in thousands except for percentages)
Net sales                                          $     36,114        100%   $     17,487        100%   $     17,702        100%
Cost of Sales                                            10,970         30%          5,347         31%          5,753         32%
                                                   -------------------------  -------------------------  -------------------------
     Gross Profit                                        25,144         70%         12,140         69%         11,949         68%
                                                   -------------------------  -------------------------  -------------------------

Expenses:
     Product development                                  4,877         14%              -          0%              -          0%
     Depreciation and amortization                        7,942         22%          2,395         14%          1,947         11%
     Selling, general and administrative                 18,235         50%          7,603         43%          7,108         40%
                                                   -------------------------  -------------------------  -------------------------
        Total expenses                                   31,054         86%          9,998         57%          9,055         51%
                                                   -------------------------  -------------------------  -------------------------

     Income (loss) from operations                       (5,910)       -16%          2,142         12%          2,894         17%

Other income (expense)                                     (556)        -2%          1,227          7%            532          3%
Gain on disposals of Softline Limited shares                  -          0%              -          0%          8,210         46%
                                                   -------------------------  -------------------------  -------------------------

     Income before provision (benefit)
       for income taxes                                  (6,466)       -18%          3,369         19%         11,636         66%

Provision (benefit) for income taxes                     (2,412)        -7%          1,671         10%          2,674         15%
                                                   -------------------------  -------------------------  -------------------------

     Income (loss) from continuing operations            (4,054)       -11%          1,698         10%          8,962         51%

Discontinued operations
     Income from discontinued operations,
       net of taxes                                           -                      3,613                      1,142
     Gain on disposal of discontinued
       operations, net of applicable taxes                    -                        274                          -
                                                   -------------              -------------              -------------
         Income from discontinued operations                  -                      3,887                      1,142
                                                   -------------              -------------              -------------
NET INCOME (LOSS)                                  $     (4,054)              $      5,585               $     10,104
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

         The $10 million loan from Softline obtained to reduce the bank indebtedness is due August 1, 2001. The loan is subordinated to the bank obligations and bears interest at 10% per annum payable monthly. We intend to use proceeds we might receive from payment of the $14.1 million note receivable or from sale of the shares of the common stock of Integrity Software, Inc. (into which such note is convertible and which secure such note) to repay the loan from Softline. We cannot guarantee that we will be able to resell sufficient Integrity shares to repay this loan. We may have to use any proceeds from the sale of these shares first to satisfy the remaining bank obligation. If we are not able to repay some or all of the Softline loan through these means, we will likely be required to seek outside debt or equity financing. We currently have no commitments for such financing, and we cannot guarantee that such financing will be available on acceptable terms and conditions, or at all.

         In connection with our acquisition of Island Pacific, we also borrowed $2.3 million with no stated maturity date from three entities. $1.5 million of such amount was borrowed from a major stockholder. The balance due on these loans at June 30, 2000 was $1.2 million. The loans bear interest at the prime rate.

         We have $3.65 million of credit lines to support working capital requirements. $3.0 million of this amount is subject to the amended loan agreement concerning the consolidated loan obtained to acquire Island Pacific described above, and the then outstanding balance is due and payable on April 1, 2001, if not sooner retired. As of June 30, 2000, the outstanding balance on all of our lines is $3.4 million.

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

         Cash provided by (used for) operating activities in the periods ended March 31, 2000, 1999 and 1998 were $(2.3) million, $2.0 million and $8.5 million, respectively. Cash used for operating activities during fiscal year 2000 primarily resulted from a $4.1 million net loss, a $4.6 million increase in accounts receivable and other receivables, a $0.6 million decrease in accounts payable and accrued expenses, a $0.8 million increase in interest receivable, a $2.6 million decrease in income tax payable, and a $2.6 million increase in deferred income taxes liability; offset in part by $7.9 million of non-cash depreciation and amortization expense and a $5.0 million increase in deferred revenue. Cash provided by operating activities in fiscal year 1999 resulted from $5.6 million in net income, $2.9 million of depreciation and amortization, and a $1.7 million increase in income taxes payable; offset in part by a $4.6 million increase in accounts receivable and other receivables, a $2.6 million decrease in accounts payable and accrued expenses and a $1.0 million gain on disposal of IBIS . Cash provided by operating activities in the twelve months ended March 31, 1998 resulted from $10.1 million in net income, $2.8 million of depreciation and amortization, $0.8 million of non-cash compensation expense, a $2.6 million increase in accounts payable and accrued expenses, and a $2.4 million increase in income taxes payable, offset in part by an $8.2 million gain on disposal of Softline Limited shares and a $1.6 million decrease in accounts receivable.

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

         Changes in the currency exchange rates of our foreign operations had the effect of reducing cash by $0.3 million, $0.4 million and $0.3 million in the period ended March 31, 2000, 1999 and 1998, respectively. We did not enter into any hedging transactions to manage foreign currency risk during any of the reported periods.

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

10.26 Amendment No. 2 to Term Loan Agreement between the Company and Union Bank of California, N.A. (included herewith).

10.27 Term Loan Note of the Company in favor of Union Bank of California, N.A. (included herewith).

10.28 Common Stock Purchase Agreement between the Company and AMRO International S.A. dated March 13, 2000 (included herewith).

10.29 Registration Rights Agreement between the Company and AMRO International S.A. dated March 13, 2000 (included herewith).

10.30 Common Stock Option Agreement dated May 24, 1999 between the Company and Softline Limited (included herewith).

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

SVI HOLDINGS, INC., A NEVADA CORPORATION



                                        By: /s/ David L. Reese
                                            -----------------------------------
Date: August 17, 2000                       David L. Reese
                                            Chief Financial Officer

                                            Signing on behalf of the registrant
                                            and as principal accounting officer.