Form 10-Q
period 2000-09-30
SVI HOLDINGS INC
filed 2000-11-20
CIK 866535

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______


Commission file Number 0-23049


                               SVI Holdings, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


              Nevada                                  84-1131608
  -------------------------------                -------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)


 12707 High Bluff Drive, Suite 335, San Diego, CA           92130
 ------------------------------------------------        ----------
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

Common Stock, $0.0001 Par Value 34,340,648 shares as of October 31, 2000.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 2000
          and March 31, 2000 ................................................ 3

        Condensed Consolidated Statements of Operations for the Three
          And Six Months Ended September 30, 2000 and 1999................... 4

        Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended September 30, 2000 and 1999........................... 5

        Notes to Condensed Consolidated Financial Statements................. 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 18


PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 19

Item 2. Changes in Securities and Use of Proceeds............................ 19


Item 6. Exhibits and Reports on Form 8-K..................................... 20

Signatures .................................................................. 20

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                                 SVI HOLDINGS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share amounts)
                                             (unaudited)

                                                                       September 30,        March 31,
                                                                           2000                2000
                                                                       -------------     --------------
ASSETS
Current assets:
       Cash and cash equivalents                                       $        605       $      4,838
       Accounts receivable, net                                               8,235              9,954
       Other receivables                                                        306                303
       Inventories                                                              168                272
       Deferred income tax asset                                              4,028              3,905
       Prepaid expenses and other current assets                                714                747
                                                                       -------------      -------------
             Total current assets                                            14,056             20,019

Note receivable, net                                                         13,147             14,092
Property and equipment, net                                                   1,554              1,529
Purchased and capitalized software, net                                      30,575             30,597
Goodwill, net                                                                21,236             22,545
Employment and non-compete agreements, net                                    4,419              5,224
Other assets                                                                    305                 77
                                                                       -------------      -------------

             Total assets                                              $     85,292      $      94,083
                                                                       =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                $      2,130       $      1,242
       Accrued expenses                                                       2,854              3,529
       Deferred revenue                                                       3,059              6,324
       Lines of credit                                                        3,388              2,268
       Current portion of term loans                                          4,150              3,892
       Due to stockholders                                                   11,695              1,745
       Income tax payable                                                       134                 -
                                                                       -------------      -------------
             Total current liabilities                                       27,410             19,000

Term loans                                                                       -              13,150
Deferred rent                                                                   132                135
Deferred income tax liability                                                 7,984              8,301
                                                                       -------------      -------------

             Total liabilities                                               35,526             40,586
                                                                       -------------      -------------
Stockholders' Equity:
       Preferred stock, $.0001 par value; 5,000,000 shares
            authorized; none issued and outstanding                               -                  -
       Common stock, $.0001 par value; 50,000,000 shares authorized;
            33,955,605 and 33,567,884 shares issued and outstanding               3                  3
       Additional paid-in capital                                            53,988             53,454
       Treasury stock, at cost; shares- 444,641                              (4,306)            (4,306)
       Retained earnings                                                      1,636              5,831
       Accumulated other comprehensive loss                                  (1,555)            (1,485)
                                                                       -------------      -------------
             Total stockholders' equity                                      49,766             53,497
                                                                       -------------      -------------

             Total liabilities and stockholders' equity                $     85,292       $     94,083
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

                                                       3


                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                  Three Months Ended            Six Months Ended
                                                      September 30,                September 30,
                                                  2000          1999            2000         1999
                                                ----------   ----------      ----------   ----------
Net sales                                       $   7,993    $  10,067       $  18,993    $  21,834
Cost of sales                                       3,989        2,876           6,675        5,321
                                                ----------   ----------      ----------   ----------
       Gross profit                                 4,004        7,191          12,318       16,513

Expenses:
   Product development                              1,204        1,212           2,776        1,827
   Depreciation and amortization                    2,176        2,031           4,322        3,817
   Selling, general and administrative              3,855        3,960           7,252        8,881
   Impairment of note receivable received
     in connection with the sale of IBIS
     Systems Limited                                1,500            -           1,500            -
                                                ----------   ----------      ----------   ----------
       Total expenses                               8,735        7,203          15,850       14,525
                                                ----------   ----------      ----------   ----------

Income (loss) from operations                      (4,731)         (12)         (3,532)       1,988
                                                ----------   ----------      ----------   ----------
Other income (expense):
   Interest income                                    283          149             609          544
   Other income (expense)                            (104)          24             (64)         187
   Interest expense                                  (677)        (426)         (1,207)        (556)
   Gain (loss) on foreign currency transaction          3           (5)             (1)         (99)
                                                ----------   ----------      ----------   ----------
       Total other income (expense)                  (495)        (258)           (663)          76
                                                ----------   ----------      ----------   ----------

Income (loss) before provision for income taxes    (5,226)        (270)         (4,195)       2,064

   Provision for income taxes (benefit)              (485)         (61)             -           892
                                                ----------   ----------      ----------   ----------

Net income (loss)                               $  (4,741)   $    (209)      $  (4,195)   $   1,172
                                                ==========   ==========      ==========   ==========

Earnings (loss) per share:
       Basic                                    $   (0.14)   $   (0.01)      $   (0.12)   $    0.04
                                                ==========   ==========      ==========   ==========
       Diluted                                  $   (0.14)   $   (0.01)      $   (0.12)   $    0.03
                                                ==========   ==========      ==========   ==========

Weighted-average common shares outstanding:
       Basic                                       33,897       32,440          33,831       31,903
                                                ==========   ==========      ==========   ==========
       Diluted                                     33,897       32,440          33,831       35,285
                                                ==========   ==========      ==========   ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        4

                                      SVI HOLDINGS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands and unaudited)

                                                                                 Six Months Ended September 30,
                                                                                    2000              1999
                                                                                -------------    -------------
Cash flows from operating activities:
       Net income (loss)                                                        $     (4,195)    $      1,172
       Adjustments to reconcile net income to net cash
           used for operating activities:
           Depreciation and amortization                                               4,322            3,817
           Impairment of note receivable received in connection
             with the sale of IBIS Systems Limited                                     1,500                -
           Loss on foreign currency transactions                                           1               99
           Loss on sale of furniture and equipment                                                         15
           Deferred tax provision (benefit)                                             (439)              98
        Changes in assets and liabilities net of effects from acquisitions:
           Accounts receivable and other receivables                                   1,716           (8,753)
           Interest receivable on note receivable                                       (555)            (356)
           Inventories                                                                   104               68
           Prepaid expenses and other current assets                                    (223)            (245)
           Accounts payable and accrued expenses                                         (30)          (1,901)
           Accrued interest on stockholders' loans                                       363                -
           Deferred revenue                                                           (3,265)           3,523
           Income tax payable                                                            134             (995)
                                                                                -------------     ------------
Net cash used for operating activities                                                  (567)          (3,458)
                                                                                -------------     ------------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                                                 -           (33,673)
       Purchase of furniture and equipment                                              (398)            (261)
       Proceeds from sale of furniture and equipment                                      -                 1
       Capitalized software development costs                                         (1,807)            (876)
                                                                                -------------     ------------
Net cash used for investing activities                                                (2,205)         (34,809)
                                                                                -------------     ------------
Cash flows from financing activities:
       Proceeds from issuance of common stock                                            775            4,835
       Increase (decrease) in amount due to stockholders, net                          9,586            1,890
       Proceeds from line of credit                                                    1,120            1,108
       Proceeds from term loans                                                            -           18,882
       Payments on term loans                                                        (12,892)            (583)
                                                                                -------------     ------------
Net cash provided by (used for) financing activities                                  (1,411)          26,132
                                                                                -------------     ------------

Effect of exchange rate changes on cash                                                  (50)            (156)
                                                                                -------------     ------------

       Net decrease in cash and cash equivalents                                      (4,233)         (12,291)
Cash and cash equivalents, beginning of period                                         4,838           13,006
                                                                                -------------     ------------
Cash and cash equivalents, end of period                                        $        605       $      715
                                                                                =============     ============

Supplemental disclosure of cash flow information:
       Interest paid                                                            $        784      $       516
       Income taxes paid                                                        $        445      $     1,846

Supplemental schedule of non-cash investing and financing activities:
       Received 191,000 treasury shares in connection with the sale of
            IBIS Systems Limited                                                $          -      $    (2,292)
       Issued 165,000 shares of common stock in connection with the
            acquisition of Applied Retail Solutions, Inc.                       $          -      $     2,000
       Issued 55,000 shares of common stock as additional
            consideration for an acquisition                                    $          -      $       402


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         5

                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all the periods presented have been made.

Certain amounts in the prior period have been reclassified to conform to the presentation for the three months and six months ended September 30, 2000. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-K for the year ended March 31, 2000.

The results of operations for the three months and six months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Note B - LIQUIDITY

The Company has experienced net losses and negative cash flows from operations and has negative working capital of $13.4 million as of September 30, 2000. The Company is currently seeking to extend the payment terms of its obligations to creditors, including $10 million owed to Softline, its majority shareholder, and the loan from Union Bank of California (Note C). The Company is also seeking outside sources of debt or equity financing to discharge the Union Bank and Softline loans. However, there can be no guarantees that management will be successful in its efforts.

Note C - TERM LOANS

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

The bank agreed in December 1999 to extend the maturity date of the $15 million loan to March 3, 2000. The bank subsequently orally agreed to extend the maturity date to June 1, 2000. The Company made a $2 million principal payment on this loan in May 2000 using proceeds from the sale of common stock in a private placement. In May and June 2000, the Company agreed to consolidate the approximately $14.75 million balance of the two loans into a single loan and to extend the maturity date to August 1, 2000, subject to an earlier required $10 million principal reduction. In July 2000, Softline Limited ("Softline"), the Company's majority shareholder, loaned the Company $10 million for the purpose of making this $10 million payment. The Softline loan is due August 1, 2001. The loan is subordinated to the bank obligations, and currently bears interest at 14% per annum, payable monthly.

In July 2000, the Company refinanced the $4.75 million balance due on the bank loan. Under the amended loan agreement, the Company is required beginning August 1, 2000 to pay $200,000 per month toward reduction of principal plus interest on the outstanding balance at the rate of 5% over the bank's prime rate, increasing to 6.25% over the bank's prime rate after December 31, 2000. The Company is also required to pay to the bank as a reduction of principal one half of amounts received from the $1.75 million receivable from a one-time sale of certain technology rights, any amounts the Company receives from the sale of the shares of common stock of Integrity Software, Inc. which secure the related note receivable for $14.6 million, and any amounts the Company receives from the issuance of debt or equity securities other than stock options exercises. The Company also maintains a $3 million line of credit with this bank, and the line is subject to the provisions and restrictions of the amended loan agreement. The entire remaining balance of the consolidated bank loan and the lines of credit, if any, will be due and payable April 1, 2001. The loans are subject to certain financial covenants and contain limitations on acquisitions, investments and other borrowings. At September 30, 2000, the Company is in compliance with such covenants.

Interest expense included interest due to Softline in the amount of $294,000 for the three months and six months ended September 30, 2000. The $10 million loan from Softline was acquired in July 2000.

Interest expense for the three months ended September 30, 2000 and 1999 also included interest due to other stockholders in the amount of $46,000 and $25,000, respectively. Interest expense for the six months ended September 30, 2999 and 1999 included interest due to other stockholders in the amount of $69,000 and $41,000, respectively.

Note D - NOTE RECEIVABLE AND VALUATION ALLOWANCE

In connection with the sale of its United Kingdom subsidiary, IBIS Systems Limited ("IBIS") to Kielduff Investments Limited, ("Kielduff"), the Company recorded a note receivable (the "Note") of $13.6 million. The Note bears interest at 2% over the base prime rate for United States dollar deposits quoted by the Hong Kong Shanghai British Columbia Bank plc (5.75% at March 31, 2000), and principal and interest were originally due October 1, 1999. The Note was secured by 100% of the issued and outstanding shares of IBIS. In September 1999, the Note was extended to February 15, 2000 to allow Kielduff sufficient time to complete a combination of several companies under a common name and register this newly formed entity for trading on a United States exchange. The Note was further extended to November 15, 2000 to accommodate the registration and underwriting process related to the newly formed entity. In connection with the aforementioned series of events, effective November 1, 1999, the Company and Kielduff entered into various agreements whereby Kielduff pledged to the Company 100% of the shares it received from the newly formed entity Integrity Software, Inc. ("Integrity") as replacement collateral for the shares of IBIS which previously secured the Note. Under the November 1999 agreements, the Company has the right to convert all sums due from Kielduff into shares of Integrity at its option. The Company has not exercised its option to convert any amount of the
Note into shares of Integrity. Kielduff did not pay the Note on the November 15, 2000 due date and it will pay the Note. Given the Company's lack of ability to enforce collection on past and present due dates management has classified the Note as long-term. The Company has engaged Business Valuation Services, Inc. to perform an analysis of the fair value of the Note's underlying collateral at September 30, 2000. After consideration of the independent valuation and other relevant data, management concluded that the fair value of the collateral underlying the Note is less than the recorded investment in the Note. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, the Company recognized an impairment of $1.5 million by creating a valuation allowance with a corresponding charge to an expense for the three months and six months ended September 30, 2000.

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

For the three months and six months ended September 30, 2000 and 1999, comprehensive income (loss) consisted of (in thousands):


                                               Three Months Ended           Six Months Ended
                                                  September 30,               September 30,
                                                2000        1999           2000         1999
                                             ----------  ----------     ----------   ----------
        Net income (loss)                    $  (4,741)   $    (209)     $  (4,195)   $   1,172
        Other comprehensive income (loss):
          Translation adjustment                  (115)         (27)           (70)         139
                                             ----------   ----------     ----------   ----------
        Comprehensive income (loss)          $  (4,856)   $    (236)     $  (4,265)   $   1,311
                                             ==========   ==========     ==========   ==========

Note F - EARNINGS PER SHARE

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options.

Earnings per share is calculated as follows (in thousands, except per share data):

                                                       Three months ended        Six months ended
                                                          September 30,            September 30,
                                                        2000         1999         2000        1999
                                                     ----------  ----------    ----------  ----------
       Net income (loss)                             $  (4,741)  $    (209)    $  (4,195)  $   1,172
                                                     ==========  ==========    ==========  ==========

       Shares  Basic earnings per share                 33,897      32,440        33,831      31,903
       Dilutive effect of common stock equivalents           -           -             -       3,382
                                                     ----------  ----------    ----------  ----------
       Shares  Diluted earnings per share               33,897      32,440        33,831      35,285
                                                     ==========  ==========    ==========  ==========

       Basic earnings (loss) per share               $   (0.14)  $   (0.01)    $   (0.12)  $    0.04
                                                     ==========  ==========    ==========  ==========

       Diluted earnings (loss) per share             $   (0.14)  $   (0.01)    $   (0.12)  $    0.03
                                                     ==========  ==========    ==========  ==========

Note G - BUSINESS SEGMENTS AND GEOGRAPHIC DATA

The Company provides global enterprise software solutions for the retail industry. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company considers its business to consist of one reportable operating segment. The Company operates in three countries, the United States, Australia and United Kingdom. The following is a summary of revenues by geographic area (in thousands):


                                      Three Months Ended         Six Months Ended
                                         September 30,               September 30,
                                       2000         1999          2000         1999
                                    ----------   ----------    ----------   ----------
         Revenues:
              United States         $   6,406    $   5,404     $  14,802    $  13,369
              Australia                   905        3,186         3,152        5,125
              United Kingdom              682          913         1,039        2,249
              South Africa                 -           564            -         1,091
                                    ----------   ----------    ----------   ----------
                  Total revenues    $   7,993    $  10,067     $  18,993    $  21,834
                                    ==========   ==========    ==========   ==========

For the three months ended September 30, 2000, sales to one customer, Toys "R" Us, accounted for 29% of total consolidated revenue.

For the six months ended September 30, 2000 and 1999, sales to Toys "R" Us accounted for 27% and 14% of total consolidated revenue, respectively.

Note H - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by statement of Financial Accounting Standards No. 137, requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and is effective for fiscal years beginning after June 15, 2000. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The Company not yet completed the process of evaluating the impact that will result from the adoption of SFAS No. 133; however, on a preliminary basis, the Company does not believe the eventual adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. The Company will be required to adopt SAB 101 in the fourth quarter of the 2001 fiscal year. The Company does not expect the adoption of SAB 101 will have a material effect on its financial position or results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation. FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 has not had a material impact on the Company in the quarter ended September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS ABOUT SVI HOLDINGS, INC. ("WE" OR "US"). THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS THE WORDS MAY, WILL, SHOULD, EXPECT, PLAN, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, OR THE NEGATIVES OF SUCH WORDS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS ARE DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS" IN OUR FORM S-3/A FILED WITH THE SEC ON OCTOBER 20, 2000, AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, PRESS RELEASES AND OTHER COMMUNICATIONS.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. WE ARE UNDER NO OBLIGATION TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE FILING OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

OVERVIEW

We are an independent provider of end-to-end solutions for enterprise retailers and retail chains. Our products link retail management information, including merchandising, planning and financial analysis, with point-of-sale information, automating the full operations of a retailer and providing centralized access to information throughout a chain of retail stores. We also provide consulting, project management, application training, technical support and other services to our retail industry customers. Our training products division develops and distributes computer courseware and computer skills testing products.

Our recent growth has primarily been through acquisitions. The largest and most important of these acquisitions have been:

     o Applied Retail Solutions, Inc. (ARS) in July 1998 for aggregate consideration of $7.9 million in cash and stock paid to the former stockholders; and
     o   Island Pacific Systems Corporation in April 1999 for $35 million cash.

ARS was one of the leading providers of store software systems, and its software now forms the core of our SVI-POST point-of-sale solutions. Island Pacific was one of the leading providers of retail management systems, and its software now forms the core of our SVI-HOST retail management solutions.

We accounted for both the ARS and Island Pacific acquisitions using purchase accounting, which has resulted in the addition of significant goodwill and capitalized software assets on our balance sheet. We are amortizing capitalized software and goodwill from both of these acquisitions over ten years.

During the quarter ended June 30, 2000, we merged ARS and Island Pacific into SVI Retail, Inc. We are promoting the full suite of retail software solutions created by the combination of the ARS and Island Pacific products with some of our other retail software products. We have commenced an active campaign to cross-sell solutions to those retailers who utilize less than our full suite of products. During the last fiscal year, we commenced an active product development program to more fully integrate our SVI-POST and SVI-HOST products, to develop versions of our products in other programming languages, to eliminate dependency on client/server architecture, and to develop new components and applications of our end-to-end solution. We plan to continue our product development program through fiscal 2001, subject to the availability of operating or outside capital.

Our operations are conducted principally in the United States, the United Kingdom and Australia. Prior to our sale in October 1999 of our Triple-S Computers subsidiary to Softline Limited, our majority stockholder, we had operations in South Africa.

RECENT DEVELOPMENTS

In May 2000, we announced that we were in discussions with Softline Limited concerning a possible business combination between Softline and SVI. In October 2000, we and Softline determined that a business combination between the two companies was not compatible with the current strategic directions of each company. We have therefore terminated further talks on the matter.

On October 24, 2000, the SEC declared effective a registration statement registering up to 700,000 shares of our common stock for resale by AMRO International, S.A. AMRO purchased 344,948 shares in March 2000 for $3 million, and under the terms of the purchase agreement, was entitled to receive additional shares of our common stock if the average of the closing price our stock for the five days preceding the effective date of the registration statement was less than $10.34. Pursuant to the repricing formula, we issued to AMRO 375,043 additional shares of common stock on October 30, 2000. We have further agreed to file a post-effective amendment to the registration statement registering the 19,991 shares issued to AMRO which are in excess of the 700,000 shares currently registered. We are also obligated to pay to AMRO a penalty for late effectiveness of the registration statement in the amount of $286,000 which has been substantially accrued for at September 30, 2000.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                          Three months ended September 30,
                                              -----------------------------------------------------
                                                         2000                        1999
                                                 Amount      Percentage       Amount     Percentage
                                              -------------  ----------   -------------  ----------
                                                     (in thousands, except for percentages)

Net sales                                     $      7,993      100%      $     10,067      100%
Cost of sales                                        3,989       50%             2,876       29%
                                              -----------------------     -----------------------
      Gross profit                                   4,004       50%             7,191       71%

Expenses:
   Product development                               1,204       15%             1,212       12%
   Depreciation and amortization                     2,176       27%             2,031       20%
   Selling, general and administrative               3,855       48%             3,960       39%
   Impairment of note receivable received
     in connection with the sale of IBIS
     Systems Limited                                 1,500       18%                 -        0%
                                              -----------------------     -----------------------
      Total expenses                                 8,735      109%             7,203       71%
                                              -----------------------     -----------------------

Loss from operations                                (4,731)     -59%               (12)      -0%

   Other expense, net                                 (495)      -6%              (258)      -3%
                                              -----------------------     -----------------------

Loss before income tax benefit                      (5,226)     -65%              (270)      -3%

   Income tax benefit                                 (485)      -6%               (61)      -1%
                                              -----------------------     -----------------------
Net loss                                      $     (4,741)     -59%      $       (209)      -2%
                                              =======================     =======================


                                                          Six months ended September 30,
                                              -----------------------------------------------------
                                                          2000                        1999
                                                 Amount      Percentage       Amount     Percentage
                                              -------------  ----------   -------------  ----------
                                                     (in thousands, except for percentages)

Net sales                                     $     18,993      100%      $     21,834      100%
Cost of sales                                        6,675       35%             5,321       24%
                                              -----------------------     -----------------------
      Gross profit                                  12,318       65%            16,513       76%

Expenses:
   Product development                               2,776       15%             1,827        9%
   Depreciation and amortization                     4,322       23%             3,817       17%
   Selling, general and administrative               7,252       38%             8,881       41%
   Impairment of note receivable received
     in connection with the sale of IBIS
     Systems Limited                                 1,500        8%                 -        0%
                                              -----------------------     -----------------------
      Total expenses                                15,850       84%            14,525       67%
                                              -----------------------     -----------------------

Income (loss) from operations                       (3,532)     -19%             1,988        9%

   Other income (expense), net                        (663)      -3%                76        0%
                                              -----------------------     -----------------------

Income (loss) before income taxes                   (4,195)     -22%             2,064        9%

   Provision for income taxes                           -         0%               892        4%
                                              -----------------------     -----------------------
Net income (loss)                             $     (4,195)     -22%      $      1,172        5%
                                             =======================     =======================

                                      12

Comparison of Fiscal Quarters ended September 30, 2000 and 1999

Net Sales

Net sales were $8 million in fiscal quarter ended September 30, 2000 compared to $10 million in fiscal quarter ended September 30, 1999, a decrease of $2 million or 20%. The following factors contributed to the net decrease:

     o Decrease of $2.3 million in net sales from our Australian subsidiary. Australian retailers were required to implement a new Goods and Services Tax in July 2000, and as a result, were generally not pursuing complete technology upgrades during the quarter.
     o Inclusion of $0.5 million in net sales from our former South African subsidiary in the 1999 period.
     o Increase of $0.7 million in net sales from our US-based retail subsidiary.

While our sales pipeline has continued to grow, retailers have deferred buying decision while evaluating new technologies not previously available. This trend began in the quarter ended September 30, 1999, and was associated with concerns over the millennium change. Our sales cycles did not substantially resume until June 2000, after our potential customers determined the extent of their internal year 2000 problems and after we introduced new products at industry trade shows in early calendar year 2000. Due to the length of our sales cycles and because of deferred purchasing decisions by some of the customers in our sales pipeline, sales have been negatively affected during the quarter ended September 30, 2000, particularly in Australia. Future sales growth will depend on a number of factors, including our ability to consummate sales in the pipeline when expected, economic conditions in the retail industry and the competitiveness of our products against the products of our competitors. We cannot therefore guarantee that we will achieve our predicted revenue targets.

Cost of Sales/Gross Profit

Cost of sales were $4 million in the fiscal quarter end September 30, 2000 as compared to $2.9 million in the fiscal quarter ended September 30, 1999, an increase of $1.1 million or 38%. Gross profit as a percentage of net sales decreased to 50% in the second fiscal quarter from 71% in the comparable prior quarter. The increase in cost of sales and decrease in gross profit as a percentage of sales were due to a shift in sales mix from software licenses to software modification services. The software modification services have a higher cost component than software licenses.

Product Development Expenses

Product development expenses were $1.2 million in the fiscal quarter ended September 30, 2000, unchanged as compared to the fiscal quarter ended September 30, 1999.

Depreciation and Amortization

Depreciation and amortization were $2.2 million in fiscal quarter ended September 30, 2000 as compared to $2 million in fiscal quarter ended September 30, 1999, an increase of $0.2 million or 10%. The increase was primarily due to the amortization of software purchased in connection the acquisition of MarketPlace Systems Corporation in March 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.9 million in fiscal quarter ended September 30, 2000 as compared to $4 million in fiscal quarter ended September 30, 1999, a decrease of $0.1 million or 3%. These results reflect the elimination of expenses from our former South African subsidiary in the current period, offset by an increase in corporate level expenses due principally to increases in professional fees associated with public reporting and investor relations.

Impairment of Note Receivable Received In Connection With the Sale of IBIS Systems Limited

After consideration of the independent valuation and other relevant data, we concluded that the fair value at September 30, 2000 of the collateral underlying the note receivable is less than the recorded investment in the note receivable. Accordingly, we recognized an impairment of $1.5 million by creating a valuation allowance with a corresponding expense for the quarter ended September 30, 2000.

Other Expenses

Other expenses were $0.5 million in fiscal quarter ended September 30, 2000 as compared to $0.3 million in fiscal quarter ended September 30, 1999, an increase of $0.2 million or 67%. The increase is primarily due to an increase of $0.3 million in interest expense. The average interest rate on our indebtedness increased to 14% in the current fiscal quarter from 8% in the comparable prior quarter.

Comparison of Six Months Ended September 30, 2000 and 1999

Net Sales

Net sales were $19 million in six months ended September 30, 2000 as compared to $21.8 million in six months ended September 30, 1999, a decrease of $2.8 million or 13%. The decrease was due to the following factors:

     o   Decrease of $2 million in net sales from our Australian subsidiary.
     o Decrease of $1.9 million in net sales from our US-based retail subsidiary.
     o Inclusion of $1.8 million in revenue from a one-time sale of certain technology rights during fiscal 2000 received and recognized in the fiscal quarter ended June 30, 2000.

Approximately $1.8 million remains due from the one-time sale of certain technology rights during fiscal 2000. We expect receipt of this amount during the third or fourth quarter of fiscal year 2001, and revenues will recognized upon receipt. This one-time sale is not expected to otherwise impact future results of operations.

Cost of Sales/Gross Profit

Cost of sales were $6.7 million in six months ended September 30, 2000 as compared to $5.3 million in six months ended September 30, 1999, an increase of $1.4 million or 26%. Gross profit as a percentage of net sales decreased to 65% in the first half of fiscal year 2001 from 76% in the prior comparative period. The increase in cost of sales and the decrease in gross profit as a percentage of sales were due to a shift in the sales mix from software licenses to software modifications services. The software modification services have higher cost component than software licenses. The shift was offset in part by the recognition of $1.8 million in revenue from the sale of certain technology rights, which had an insignificant cost component.

Product Development Expenses

Product development expenses were $2.8 million in the six months ended September 30, 2000 as compared to $1.8 million in six months ended September 30, 1999, an increase of $1 million or 56%.

Depreciation and Amortization

Depreciation and amortization were $4.3 million in six months ended September 30, 2000 as compared to $3.8 million in six months ended September 30, 1999, an increase of $0.5 million or 13%. The increase is due to amortization of software acquired in connection with the acquisition of MarketPlace Systems Corporation in March 2000 and amortization of additional goodwill related to the acquisition of Island Pacific recorded after June 30, 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.3 million in six months ended September 30, 2000 as compared to $8.9 million in six months ended September 30, 1999, a decrease of $1.6 million or 18%. The decrease is primarily related to reassignment of existing personnel to product development projects and the elimination of expenses from our former South African subsidiary in the current period.

Impairment of Note Receivable Received in Connection With the Sale of IBIS Systems Limited

After consideration of the independent valuation and other relevant data, we concluded that the fair value at September 30, 2000 of the collateral underlying the note receivable is less than the recorded investment in the note receivable. Accordingly, we recognized an impairment of $1.5 million by creating a valuation allowance with a corresponding expense for the six months ended September 30, 2000.

Other Income (Expense)

Other income (expense) was ($0.7) million in six months ended September 30, 2000 as compared to $0.1 million in six months ended September 30, 1999, a decrease of $0.8 million or 800%. The decrease is primarily due to an increase of $0.7 million in interest expense resulting from the $20.8 million in indebtedness obtained in June 1999 to acquire Island Pacific, and the subsequent increase in average interest rate on this indebtedness.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the six months ended September 30, 2000, we financed our operations using cash on hand, internally generated cash, proceeds from the exercise of options and lines of credit. At September 30, 2000, we had cash of $0.6 million, a decrease of $4.2 million from $4.8 million of cash at March 31, 2000.

Operating activities used cash of $0.6 million in the six months ended September 30, 2000 and $3.5 million in the six months ended September 30, 1999. Cash used for operating activities in the six months ended September 30, 2000 resulted from $4.2 million of net loss, a $3.3 million decrease in deferred revenue and a $0.6 million increase in interest receivable; offset by $4.3 million in non-cash depreciation and amortization, $1.5 million in non-cash impairment of note receivable and a $1.7 million increase in accounts receivable and other receivables.

Investing activities used cash of $2.2 million in the six months ended September 30, 2000 and $34.8 million in the six months ended September 30, 1999. Cash used for investing activities in the first half of fiscal year 2001 was primarily due to a $1.8 million increase in capitalized software development costs.

Financing activities used cash of $1.4 million in the six months ended September 30, 2000 and provided cash of $26.1 million in the six months ended September 30, 1999. The financing activities in the first half of fiscal year 2001 included $12.9 million of principal payments on our bank term loan and a $0.4 million decrease in amounts due to stockholders; offset by $10 million loaned to us by Softline, $1.1 million of net proceeds from lines of credit and $0.8 million of proceeds from issuance of common stock.

Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $0.1 million in the six months ended September 30, 2000 and $0.2 million in the six months ended September 30, 1999.

Accounts receivable decreased to $8.2 million at September 30, 2000 from $10.0 million at March 31, 2000 primarily due to payment of the first $1.8 million due from a $3.6 million one-time sale of certain technology rights.

Indebtedness

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

In May and June 2000, we agreed to consolidate the approximately $14.75 million balance of the two loans into a single loan and to terminate the conversion option. In July 2000, Softline Limited loaned us $10 million for the purpose of making a $10 million principal payment on the consolidated loan.

In July 2000, we refinanced the $4.75 million balance due on the bank loan. Under the amended loan agreement, we are required beginning August 1, 2000 to pay $200,000 per month toward reduction of principal plus interest on the outstanding balance at the rate of 5% over the bank's prime rate, increasing to 6.25% over the bank's prime rate after December 31, 2000. We are also required to pay to the bank as a reduction of principal one half of amounts received from the remaining $1.8 million contract receivable from the one-time technology sale, any amounts we receive from the sale of the shares of common stock of Integrity Software, Inc. which secure the related note receivable for $13.1 million, and any amounts we receive from the issuance of debt or equity securities other than stock option exercises. We also maintain a $3 million line of credit with this bank, and the line is subject to the provisions and restrictions of the amended loan agreement. The entire remaining balance of the consolidated bank loan and the lines of credit will be due and payable April 1, 2001. If we make no principal prepayments on the consolidated loan amount other than the required monthly payments, the balance at the maturity date would be $3.15 million plus the amount outstanding on our credit lines. The loans are subject to certain financial covenants and contain limitations on acquisitions, investments and other borrowings. As of November 16, 2000, we are in compliance with these covenants. We plan to obtain replacement financing for the entire amount owed to the bank prior to the maturity date. However, there can be no guarantee that replacement financing will be available on acceptable terms and conditions, or at all.

The $10 million loan from Softline obtained to reduce the bank indebtedness is due August 1, 2001. The loan is subordinated to the bank obligations and originally bore interest at 10% per annum, payable monthly. On October 26, 2000, we agreed to an increased interest rate of 14% per annum retroactive to August 1, 2000. We agreed to this after Softline advised us that the higher rate was required under the conditions attached to South African Reserve Bank approval for the loan. All interest payments due on this note have accrued through October 31, 2000. We will be required to seek outside debt or equity financing to bring interest current and pay the principal balance when due on the Softline note. We currently have no commitments for financing allocated to this purpose, and we cannot guarantee that such financing will be available on acceptable terms and conditions, or at all.

Our note receivable originally obtained in connection with the sale of our IBIS Systems Limited subsidiary came due November 15, 2000. The note was not paid when due, and we do not anticipate the borrower will be able to perform under the note. The note is secured by approximately 11% of the outstanding shares of Integrity Software, Inc., a publicly held company whose shares are quoted on the National Quotation Bureau Pink Sheets. We engaged Business Valuation Services, Inc. to perform an analysis of the fair value of the shares securing the note at September 30, 2000. After consideration of this valuation and other relevant data, we concluded that the fair value of the Integrity shares securing the note was $13.1 million at September 30, 2000, and we recognized an impairment of $1.5 million for the quarter ended September 30, 2000. Although we have limited registration rights associated with the Integrity shares, our ability to sell such shares to realize liquidity from the note will be limited by securities laws and market conditions. We therefore do not know when or if we will achieve liquidity from this note.

In connection with our acquisition of Island Pacific, we also borrowed $2.3 million with no stated maturity date from three entities. $1.5 million of such amount was borrowed from a major stockholder. The balance due on these loans at September 30, 2000 was $1.4 million. The loans bear interest at the prime rate.

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

Cash Position and Need for Capital

As a result of our indebtedness and slower than expected sales of software licenses, we are currently experiencing strains on our cash resources.

We are actively seeking private equity financing to improve our cash position. We are considering several proposals from institutional investors, but we have no binding commitments for funding. Financing may not be available on terms and conditions acceptable to us, or at all. We anticipate that we will generate sufficient cash from operations to pay all of our operating expenses and vendor obligations (as renegotiated) through February 2001 even if we are not able to close on immediate financing. If our cash resources become further strained, we plan to immediately reduce our product development and certain other administrative expenses through personnel reductions. These reductions would impact our long-term strategy of enhancing and integrating our existing products and developing new products, but we do not believe they would adversely affect our short-term results of operations. We believe targeted personnel reductions and careful cash management will be sufficient to permit us to meet our cash needs through the end of the fiscal year. However, the fragility of our cash position makes us especially vulnerable to unanticipated changes in revenues or expenses, which have in the past and could in the future occur.

We will require outside sources of debt or equity financing to discharge the outstanding bank indebtedness due April 1, 2001 and the note payable to Softline due August 1, 2001. At this time, we have no commitments for such outside financing, and there is no guarantee that such financing will be available on acceptable terms and conditions, or at all. If we are not able to raise financing, we will seek to restructure our indebtedness. There can be no guarantee that we would be successful in these efforts.

We expect to continue our strategy of seeking acquisition opportunities within our target profile of companies with advanced technologies and market leadership in the enterprise retail solutions sector. We cannot guarantee that any such acquisition opportunities will be available on acceptable terms, or that any such acquisitions will ultimately be consummated. To the extent that the terms of any such acquisitions call for payment in cash, we will need to seek an outside source of capital. We have not identified any sources for such capital, and there can be no guarantee that such capital will be available on acceptable terms and conditions, or at all.

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

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation. FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations in the quarter ended September 30, 2000.

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

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates to our revolving credit borrowings and variable rate term loans, which totaled $8.9 million at September 30, 2000. Based on this balance, a change in one percent in the interest rate would cause a change in interest expense of approximately $89,000 or $0.01 per basic and diluted share, on an annual basis.

These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe and Australia. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 22% and 39% of our total net sales were denominated in currencies other than the U.S. dollar for the six months ended September 30, 2000 and 1999, respectively.

EQUITY PRICE RISK

We have no direct equity investments. However, we have a note receivable in the amount of $13.1 million which is secured by shares of the common stock of Integrity Software, Inc., a publicly traded company with shares quoted on the National Quotation Bureau Pink Sheets. We also have the right to convert the note into common stock of Integrity at a fixed price. We are therefore exposed to indirect equity price risk. We have not taken steps to mitigate this risk, and a decline in the trading price of Integrity common stock may impair the value of and our ability to achieve liquidity from the $13.1 million receivable. We recognized an impairment of $1.5 million during the quarter ended September 30, 2000, with a corresponding charge to an expense for the same period. If we experience further impairment in the value of the note receivable on the Integrity shares, our assets will decline and we will incur an expense in the quarter in which the impairment occurs equal to the amount of the impairment.


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to our business.


Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2000, we issued an aggregate of 61,421 shares of common stock to non-employees upon exercise of options at exercise prices of $2.00 and $2.75 per share for an aggregate exercise price of $57,175.

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

10.2 Term Loan Note of the Company in favor of Union Bank of California, N.A., incorporated by reference to exhibit 10.27 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.3 Promissory Note of the Company in favor of Softline Limited, incorporated by reference to exhibit 10.32 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

23.1           Consent of Business Valuation Services, Inc.

27             Financial Data Schedule

(b)  Reports on Form 8-K

We filed a Form 8-K on September 19, 2000 disclosing in Item 5 the rescheduled annual meeting date and certain other information relating to the annual meeting.


                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SVI Holdings, Inc.
                                      Registrant

                                      /S/ Barry M. Schechter
                                      -------------------------------
Date: November 20, 2000               Barry M. Schechter
                                      Chief Executive Officer

                                      Signing on behalf of the registrant

                                      /S/ David L. Reese
                                      -------------------------------
Date: November 20, 2000               David L. Reese
                                      Chief Financial Officer

                                      Signing as principal accounting officer.