Form 10-Q
period 2000-12-31
SVI HOLDINGS INC
filed 2001-02-14
CIK 866535

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000 OR

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

Common Stock, $0.0001 Par Value, 36,718,434 shares as of January 31, 2001.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of December 31, 2000
          and March 31, 2000 ................................................ 3

        Condensed Consolidated Statements of Operations for the Three
          And Nine Months Ended December 31, 2000 and 1999................... 4

        Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended December 31, 2000 and 1999............................ 5

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 18


PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 19

Item 2. Changes in Securities and Use of Proceeds............................ 19

ITEM 4. Submission of Matters to a Vote of Security Holders.................. 20

Item 6. Exhibits and Reports on Form 8-K..................................... 21

Signatures .................................................................. 21

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                                 SVI HOLDINGS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share amounts)
                                             (unaudited)

                                                                       December 31,        March 31,
                                                                           2000                2000
                                                                       -------------     --------------
ASSETS
Current assets:
       Cash and cash equivalents                                       $        908       $      4,838
       Accounts receivable, net                                               9,348              9,954
       Other receivables                                                        377                303
       Inventories                                                              148                272
       Deferred income tax asset                                              4,030              3,905
       Prepaid expenses and other current assets                                883                747
                                                                       -------------      -------------
             Total current assets                                            15,694             20,019

Note receivable, net                                                         12,300             14,092
Property and equipment, net                                                   1,440              1,529
Purchased and capitalized software, net                                      30,490             30,597
Goodwill, net                                                                20,581             22,545
Employment and non-compete agreements, net                                    4,017              5,224
Other assets                                                                    302                 77
                                                                       -------------      -------------

             Total assets                                              $     84,824       $     94,083
                                                                       =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                $      2,925       $      1,242
       Accrued expenses                                                       3,824              3,529
       Deferred revenue                                                       4,018              6,324
       Lines of credit                                                        3,370              2,268
       Current portion of term loans                                          4,212              3,892
       Due to stockholders                                                   12,427              1,745
       Income tax payable                                                       733                  -
                                                                       -------------      -------------
             Total current liabilities                                       31,509             19,000

Term loans                                                                       -              13,150
Deferred rent                                                                   130                135
Deferred income tax liability                                                 7,865              8,301
                                                                       -------------      -------------

             Total liabilities                                               39,504             40,586
                                                                       -------------      -------------
Stockholders' Equity:
       Preferred stock, $.0001 par value; 5,000,000 shares
            authorized; none issued and outstanding                               -                  -
       Common stock, $.0001 par value; 50,000,000 shares authorized;
            36,130,199 and 33,567,884 shares issued and outstanding               4                  3
       Additional paid-in capital                                            55,480             53,454
       Treasury stock, at cost; shares- 444,641                              (4,306)            (4,306)
       Retained earnings (deficit)                                           (4,361)             5,831
       Accumulated other comprehensive loss                                  (1,497)            (1,485)
                                                                       -------------      -------------
             Total stockholders' equity                                      45,320             53,497
                                                                       -------------      -------------

             Total liabilities and stockholders' equity                $     84,824       $     94,083
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


                                 SVI HOLDINGS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share data)
                                             (unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                      December 31,                December 31,
                                                  2000          1999            2000         1999
                                                ----------   ----------      ----------   ----------
Net sales                                       $   7,737    $   7,484       $  26,730    $  29,318
Cost of sales                                       3,876        1,911          10,551        7,232
                                                ----------   ----------      ----------   ----------
       Gross profit                                 3,861        5,573          16,179       22,086

Expenses:
   Product development                              1,305        1,410           4,081        3,236
   Depreciation and amortization                    2,189        1,964           6,511        5,781
   Selling, general and administrative              4,733        4,928          11,985       13,809
   Impairment of note receivable received
     in connection with the sale of IBIS
     Systems Limited                                  847            -           2,347            -
                                                ----------   ----------      ----------   ----------
       Total expenses                               9,074        8,302          24,924       22,826
                                                ----------   ----------      ----------   ----------

Loss from operations                               (5,213)      (2,729)         (8,745)        (740)
                                                ----------   ----------      ----------   ----------
Other income (expense):
   Interest income                                     60          273             669          817
   Other income (expense)                             137         (160)             73           27
   Interest expense                                (1,057)        (447)         (2,265)      (1,003)
   Gain (loss) on foreign currency transaction         16           98              15           (1)
                                                ----------   ----------      ----------   ----------
       Total other expenses                          (845)        (236)         (1,508)        (160)
                                                ----------   ----------      ----------   ----------

Loss before benefit for income taxes               (6,058)      (2,965)        (10,253)        (900)

   Income tax benefit                                 (61)        (929)            (61)         (36)
                                                ----------   ----------      ----------   ----------

Net loss                                        $  (5,997)   $  (2,036)      $ (10,192)   $    (864)
                                                ==========   ==========      ==========   ==========


Basic and diluted loss per share                $   (0.17)   $   (0.06)      $   (0.30)   $   (0.03)
                                                ==========   ==========      ==========   ==========


Basic and diluted weighted-average common
   Shares outstanding                              34,343       32,555          34,002       32,121
                                                ==========   ==========      ==========   ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      SVI HOLDINGS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands and unaudited)

                                                                                Nine Months Ended December 31,
                                                                                    2000              1999
                                                                                -------------    -------------
Cash flows from operating activities:
       Net loss                                                                 $    (10,192)    $       (864)
       Adjustments to reconcile net loss to net cash used for operating activities:
           Depreciation and amortization                                               6,511            5,781
           Impairment of note receivable received in connection
             with the sale of IBIS Systems Limited                                     2,347                -
           Loss on foreign currency transactions                                          15                1
           Loss on sale of furniture and equipment                                         1               15
           Deferred tax provision (benefit)                                             (561)            (142)
        Changes in assets and liabilities net of effects from acquisitions:
           Accounts receivable and other receivables                                     533           (4,923)
           Interest receivable on note receivable                                       (555)            (623)
           Inventories                                                                   124               44
           Prepaid expenses and other current assets                                    (404)            (168)
           Accounts payable and accrued expenses                                       1,731           (2,067)
           Accrued interest on stockholders' loans and note payable                      831               76
           Deferred revenue                                                           (2,306)           2,385
           Income tax payable                                                            733           (1,971)
                                                                                -------------     ------------
Net cash used for operating activities                                                (1,192)          (2,456)
                                                                                -------------     ------------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                                                 -           (33,698)
       Purchase of furniture and equipment                                              (448)            (334)
       Capitalized software development costs                                         (2,610)          (1,326)
                                                                                -------------     ------------
Net cash used for investing activities                                                (3,058)         (35,358)
                                                                                -------------     ------------
Cash flows from financing activities:
       Proceeds from issuance of common stock                                          2,267            5,829
       Increase in amount due to stockholders, net                                     9,914            1,642
       Proceeds from line of credit                                                    1,101            1,083
       Proceeds from term loans                                                            -           18,882
       Payments on term loans                                                        (12,892)          (1,021)
                                                                                -------------     ------------
Net cash provided by financing activities                                                390           26,415
                                                                                -------------     ------------

Effect of exchange rate changes on cash                                                  (70)             (10)
                                                                                -------------     ------------

       Net decrease in cash and cash equivalents                                      (3,930)         (11,409)
Cash and cash equivalents, beginning of period                                         4,838           13,006
                                                                                -------------     ------------
Cash and cash equivalents, end of period                                        $        908       $    1,597
                                                                                =============     ============

Supplemental disclosure of cash flow information:
       Interest and loan refinancing costs paid                                 $      1,201      $       922
       Income taxes paid                                                        $         92      $     2,159

Supplemental schedule of non-cash investing and financing activities:
       Received 236,000 treasury shares in connection with the sale of
            IBIS Systems Limited                                                $          -      $    (2,648)
       Issued 165,000 shares of common stock in connection with the
            acquisition of Applied Retail Solutions, Inc.                       $          -      $     2,000
       Issued 55,000 shares of common stock as additional
            consideration for an acquisition                                    $          -      $       402


       The accompanying notes are an integral part of these condensed consolidated financial statements.


                       SVI HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all the periods presented have been made.

Certain amounts in the prior period have been reclassified to conform to the presentation for the three months and nine months ended December 31, 2000. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-K for the year ended March 31, 2000.

The results of operations for the three months and nine months ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Note B - LIQUIDITY

The Company has experienced net losses and negative cash flows from operations and has negative working capital of $15.8 million as of December 31, 2000. The Company has $7.3 million in indebtedness to Union Bank of California, N.A., which will be due April 1, 2001, and $10.7 million of indebtedness to Softline Limited ("Softline"), the Company's majority stockholder, which will be due August 1, 2001. The Company will not have sufficient cash from operations to discharge these obligations. The Company is therefore seeking outside sources of debt or equity financing. If the Company is not able to raise sufficient financing to discharge these obligations, it will seek to renegotiate the terms of these loans. There can be no guarantees that the Company will be successful in its efforts to raise financing or renegotiate the loans.

Note C - TERM LOANS

In June 1999, the Company obtained two term loans from Union Bank of California, N.A. (the "Bank") in the aggregate amount of $18.5 million as partial funding for the acquisition of Island Pacific Systems Corporation. During the first quarter of fiscal 2001, the Company agreed to consolidate the approximately $14.75 million balance of the two loans into a single term loan, and to extend the maturity date of the renegotiated loan to August 1, 2000. The Company also agreed to reduce the outstanding principal amount by $10 million. During the second quarter of fiscal 2001, Softline loaned the Company $10 million for the purpose of making this $10 million principal reduction. The Company then refinanced the $4.75 million balance due on the term loan. Under the terms of this arrangement, the Company was required beginning August 1, 2000 to pay interest on the outstanding balance at the rate of 5% over the Bank's prime rate, increasing to 6.25% over the Bank's prime rate after December 31, 2000. The Company was also required to pay $200,000 per month toward reduction of principal, and to pay as further reduction of principal one half of amounts received from a $1.75 million contract receivable, any amounts received from sale of shares of Integrity Software, Inc. which secure a related note receivable (see Note D), and any amounts received from the issuance of debt or equity securities other than stock option exercises. The Company's $3 million revolving line of credit with the Bank also became subject to the terms of this agreement. The entire amount of indebtedness under the term loan and the line of credit is due April 1, 2001.

During the third quarter of fiscal 2001, the Bank agreed to waive the required $200,000 monthly principal payments and to allow the Company to pay a reduced monthly interest rate of 2% over prime, with the balance of the contractual interest accruing and payable upon maturity. The Bank also agreed to permit the Company to apply up to $2.5 million in private placement proceeds (see Note I) and the full $100,000 paid on the contract receivable during the quarter toward working capital instead of reduction of principal. The Company has also agreed to terminate the revolving line of credit arrangement, which as of December 31, 2000, was fully drawn, and to a restriction on payments toward subordinated loan obligations until the Bank obligations are discharged. The restriction does not apply to the repayment of amounts due to a subsidiary of Softline (see below).

The entire amount owed to the Bank is secured by all of the stock and assets of the Company's U.S. retail software subsidiary, 65% of the stock of the Company's Australian retail software subsidiary, and the note receivable obtained in connection with the sale of IBIS Systems Limited (see Note D). The loan is subject to certain financial covenants and contains limitations on acquisitions, investments and other borrowings. At February 13, 2001, the Bank and the Company agreed to revise certain financial loan covenants with effect to December 31, 2000. The Company was in compliance with all such covenants as revised. If the Company is not able to raise financing to pay the Bank loan when due on April 1, 2001, or is not able to renegotiate the terms of this loan, the Bank will have the right to foreclose on all of the collateral securing the loan.

The $10 million loan from Softline is due August 1, 2001, is subordinated to the Bank obligation, and currently bears interest at 14% per annum, payable monthly. The Company agreed to reimburse Softline for costs associated with this loan in the amount of $326,000, which is fully accrued for as of December 31, 2000. These costs are being amortized over the 13 month life of the loan.

During the third quarter of fiscal 2001, the Company borrowed $600,000 from a subsidiary of Softline. The loan bore interest at 10% per annum. As of December 31, 2000, the balance due on this loan was $500,000. The Company discharged this loan in full subsequent to December 31, 2000.

Interest expense included interest and refinancing costs due to Softline and its subsidiary in the amount of $531,000 and $825,000 for the three months and nine months ended December 31, 2000, respectively.

Interest expense for the three months ended December 31, 2000 and 1999 also included interest due to other stockholders in the amount of $31,000 and $36,000, respectively. Interest expense for the nine months ended December 31, 2000 and 1999 included interest due to other stockholders in the amount of $100,000 and $76,000, respectively.


Note D - NOTE RECEIVABLE AND VALUATION ALLOWANCE

In connection with the sale of its United Kingdom subsidiary, IBIS Systems Limited ("IBIS"), to Kielduff Investments Limited, ("Kielduff"), the Company recorded a note receivable (the "Note") of $13.6 million. The Note bears interest at 2% over the base prime rate for United States dollar deposits quoted by the Hong Kong Shanghai British Columbia Bank plc (5.75% at December 31,
2000), and was originally due October 1, 1999. The Company agreed to various extensions of the due date, with the last extension to November 15, 2000. The
Note is secured by approximately 11% of the outstanding shares of Integrity Software, Inc. ("Integrity"). The Company also has the right to convert all sums due from Kielduff into shares of Integrity at its option. The Company has not exercised its option to convert any amount of the Note into shares of Integrity. Kielduff did not pay the Note on the November 15, 2000 due date and it is not certain when and if Kielduff will pay the Note. Given the Company's lack of ability to enforce collection on the due date, the Company has classified the Note as long-term. The Company has engaged Business Valuation Services, Inc. ("BVS") to perform an analysis of the fair value of the Note's underlying collateral at each quarter end during fiscal 2001. At September 30, 2000, BVS reported a fair value for the collateral securing the Note of $13.1 million. After consideration of this BVS report and other relevant data, the Company concluded that the fair value of the collateral underlying the Note at September 30, 2000 was $13.1 million, which was less than the previous recorded investment in the Note. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, the Company recognized an impairment of $1.5 million at September 30, 2000 by creating a valuation allowance with a corresponding charge to an expense for the three months ended September 30, 2000. At December 31, 2000, BVS reported a fair value range for the collateral securing the Note of $11.9 million to $13.1 million. After consideration of the BVS report and other relevant data, the Company recorded an additional impairment of $0.8 million with a corresponding charge to an expense for the three months ended December 31, 2000, and reduced the Note receivable asset to $12.3 million on the December 31, 2000 balance sheet.

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

For the three months and nine months ended December 31, 2000 and 1999, comprehensive loss consisted of (in thousands):


                                              Three Months Ended          Nine Months Ended
                                                  December 31,               December 31,
                                                2000        1999           2000         1999
                                             ----------  ----------     ----------   ----------
        Net loss                             $  (5,997)   $  (2,036)     $ (10,192)   $    (864)
        Other comprehensive income (loss):
          Translation adjustment                   (57)         (68)           (12)          98
                                             ----------   ----------     ----------   ----------
        Comprehensive loss                   $  (6,054)   $  (2,104)     $ (10,204)   $    (766)
                                             ==========   ==========     ==========   ==========

Note F - LOSS PER SHARE

Basic earnings per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Stock options and warrants convertible or exercisable into approximately 6,178,000 shares of common stock were outstanding at December 31, 2000 and stock options and warrants exercisable into approximately 4,272,000 shares of common stock were outstanding as of December 31, 1999. These securities were not included in the computation of diluted earnings per share because of the net losses would cause them to be anti-dilutive, but these securities could potentially dilute earnings per share in future periods.

Loss per share is calculated as follows (in thousands, except per share data):

                                                       Three months ended        Nine months ended
                                                          December 31,              December 31,
                                                        2000         1999         2000        1999
                                                     ----------  ----------    ----------  ----------
    Net loss                                         $  (5,997)  $  (2,036)    $ (10,192)  $    (864)
                                                     ==========  ==========    ==========  ==========
    Weighted average shares outstanding                 34,343      32,555        34,002      32,121
                                                     ==========  ==========    ==========  ==========
    Basic and diluted loss per share                 $   (0.17)  $   (0.06)    $   (0.30)  $   (0.03)
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

                                      Three Months Ended          Nine Months Ended
                                         December 31,               December 31,
                                       2000         1999          2000         1999
                                    ----------   ----------    ----------   ----------
         Revenues:
              United States         $   5,639    $   4,626     $  20,441    $  17,996
              Australia                 1,505        2,272         4,657        7,396
              United Kingdom              593          586         1,632        2,835
              South Africa                 -            -             -         1,091
                                    ----------   ----------    ----------   ----------
                  Total revenues    $   7,737    $   7,484     $  26,730    $  29,318
                                    ==========   ==========    ==========   ==========

For the three months ended December 31, 2000 and 1999, sales to one customer, Toys "R" Us, accounted for 37% and 9% of total consolidated revenue.

For the nine months ended December 31, 2000 and 1999, sales to Toys "R" Us accounted for 30% and 13% of total consolidated revenue, respectively.

Note H - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by statement of Financial Accounting Standards No. 137 and No. 138, requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and is effective for fiscal years beginning after June 15, 2000. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The Company has not yet completed the process of evaluating the impact that will result from the adoption of SFAS No. 133; however, on a preliminary basis, the Company does not believe the eventual adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101,
"Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. The Company will be required to adopt SAB 101 in the fourth quarter of the 2001 fiscal year. The Company does not expect the adoption of SAB 101 will have a material effect on its financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 has not had a material impact on the Company in the three or nine months ended December 31, 2000.

Note I - PRIVATE PLACEMENT

In December 2000, the Company received $1.5 million from the sale of common stock and warrants to a limited number of accredited investors. As part of the same transaction, the investors agreed to purchase in January 2001 an additional $0.5 million of common stock and warrants, and were given an option exercisable on or before February 20, 2001 to purchase an additional $0.5 million of common stock and warrants on the same terms and conditions. The Company has agreed to register the common shares purchased and the common shares issuable upon the exercise of warrants with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS ABOUT SVI HOLDINGS, INC. ("WE" OR "US"). THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS THE WORDS MAY, WILL, SHOULD, EXPECT, PLAN, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, OR THE NEGATIVES OF SUCH WORDS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS ARE DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS" IN OUR FORM S-3 FILED WITH THE SEC ON JANUARY 23, 2001, AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, PRESS RELEASES AND OTHER COMMUNICATIONS.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. WE ARE UNDER NO OBLIGATION TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE FILING OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

OVERVIEW

We are an independent provider of end-to-end multi-channel solutions for enterprise retailers and retail chains. Our products link retail management information, including merchandising, planning and financial analysis, with point-of-sale information, automating the full operations of a retailer and providing centralized access to information throughout a chain of retail stores. We also provide consulting, project management, application training, technical support and other services to our retail industry customers. Our training products division develops and distributes computer courseware, computer skills testing products and training products for our SVI-POST product range.

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

Effective April 1, 2000, we merged ARS and Island Pacific into SVI Retail, Inc. We are promoting the full suite of retail software solutions created by the combination of the ARS and Island Pacific products with some of our other retail software products. We have commenced an active campaign to cross-sell solutions to those retailers who utilize less than our full suite of products. During the last fiscal year, we commenced an active product development program to more fully integrate our SVI-POST and SVI-HOST products, to develop versions of our products in other programming languages, to eliminate dependency on client/server architecture, and to develop new components and applications of our end-to-end solution. We plan to continue our product development program through fiscal 2001, subject to the availability of operating or outside capital.

Our operations are conducted principally in the United States, the United Kingdom and Australia. Prior to our sale in October 1999 of our Triple-S Computers subsidiary to Softline Limited, our majority stockholder, we had operations in South Africa.

RECENT DEVELOPMENTS

In May 2000, we announced that we were in discussions with Softline Limited concerning a possible business combination between Softline and SVI. In October 2000, we and Softline determined that a business combination between the two companies was not compatible with the current strategic directions of each company, and terminated further talks on the matter.

On October 24, 2000, the SEC declared effective a registration statement registering up to 700,000 shares of our common stock for resale by AMRO International, S.A. AMRO purchased 344,948 shares in March 2000 for $3 million, and under the terms of the purchase agreement, was entitled to receive additional shares of our common stock if the average of the closing price of our stock for the five days preceding the effective date of the registration statement was less than $10.34. Pursuant to the repricing formula, we issued to AMRO 375,043 additional shares of common stock on October 30, 2000. We have further agreed to register the 19,991 shares issued to AMRO which are in excess of the 700,000 shares currently registered. We are also obligated to pay to AMRO a penalty for late effectiveness of the registration statement in the amount of $286,000.

On December 22, 2000, we entered into an agreement to sell up to 2,941,176 common shares to a limited number of accredited investors for cash at $0.85 per share. We sold 1,764,706 of such shares on December 22, 2000, for gross proceeds of $1.5 million, and an additional 588,235 shares on January 11, 2001, for additional gross proceeds of $0.5 million. Certain investors have a right, at their sole discretion, to purchase up to an additional 588,235 shares on or before February 20, 2001 at $0.85 per share. If all of the option shares are purchased, the gross proceeds will be an additional $0.5 million.

We also agreed to issue to each investor a warrant to purchase one common share at $1.50 for each two common shares purchased in the private placement (aggregate warrants exercisable into 1,176,472 shares based on $2 million investment, plus up to 294,118 additional shares if investors purchase all option shares). We may call 50% of the warrants, subject to certain conditions, if our common shares have traded at a price above $2.00 per share for thirty consecutive days. We may call the remaining 50% of the warrants, subject to certain conditions, if our common shares have traded at a price above $3.00 per share for thirty consecutive days. In each case, the holder of a called warrant will have thirty days after the call to exercise the warrant, after which time the warrant will expire.

We agreed to register all of the shares that we may sell under the purchase agreement or the warrants with the SEC. Our agreement with the investors provides that if a registration statement is not effective within 120 days after the first closing, we will be obligated to issue two-year warrants to each investor, entitling the investor to purchase additional shares of our common stock at $0.85 per share. If a registration statement is not effective within the 120-day period, each investor will receive a warrant for 5% of the number of shares purchased by that investor in the private placement. If a registration statement is not effective within 30 days after the initial 120-day period, each investor will receive an additional warrant for 5% of the number of shares purchased by that investor in the private placement. Each investor will receive an additional warrant for 2.5% of the number of shares purchased by that investor in the private placement for each subsequent 30-day period the registration statement is not effective. We may call these warrants on the same terms as the warrants described in the preceding paragraph.

We also granted the investors certain other rights, including a one-year right of first refusal to purchase new securities we propose to issue.

On January 2, 2001, we appointed Michael L. Silverman as a director. Mr. Silverman founded Advanced Remote Communication Solutions, Inc. (formerly known as Boatracs, Inc.) in 1990. He served as its Chairman since formation, and as Chief Executive Officer and President until October 1997, and again from November 1999 to the present date. Mr. Silverman is a Chartered Accountant (South Africa) and received a Master of Business Administration degree from Stanford University. On January 25, 2001, Mr. Silverman was appointed to the audit and compensation committees of the board of directors. The audit and compensation committees are now comprised of Mr. Silverman and Ian Bonner.

On January 10, 2001, Thomas A. Dorosewicz became our Chief Executive Officer. Barry M. Schechter, who had been our CEO and Chairman since our inception, continues as Chairman of the Board of Directors. Mark Wulff, formerly CEO of our SVI Retail subsidiary, will be leaving the Company, and Mr. Dorosewicz will assume the duties formerly performed by Mr. Wulff.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                          Three months ended December 31,
                                              -----------------------------------------------------
                                                         2000                        1999
                                                 Amount      Percentage       Amount     Percentage
                                              -------------  ----------   -------------  ----------
                                                     (in thousands, except for percentages)

Net sales                                     $      7,737      100%      $      7,484      100%
Cost of sales                                        3,876       50%             1,911       26%
                                              -----------------------     -----------------------
      Gross profit                                   3,861       50%             5,573       74%

Expenses:
   Product development                               1,305       17%             1,410       19%
   Depreciation and amortization                     2,189       28%             1,964       26%
   Selling, general and administrative               4,733       61%             4,928       65%
   Impairment of note receivable received
     in connection with the sale of IBIS
     Systems Limited                                   847       11%                 -        0%
                                              -----------------------     -----------------------
      Total expenses                                 9,074      117%             8,302      110%
                                              -----------------------     -----------------------

Loss from operations                                (5,213)     -67%            (2,729)     -36%

   Other expense, net                                 (845)     -11%              (236)      -3%
                                              -----------------------     -----------------------

Loss before income tax benefit                      (6,058)     -78%            (2,965)     -39%

   Income tax benefit                                  (61)      -0%              (929)     -12%
                                              -----------------------     -----------------------
Net loss                                      $     (5,997)     -78%      $     (2,036)     -27%
                                              =======================     =======================


                                                           Nine months ended December 31,
                                              -----------------------------------------------------
                                                          2000                        1999
                                                 Amount      Percentage       Amount     Percentage
                                              -------------  ----------   -------------  ----------
                                                     (in thousands, except for percentages)

Net sales                                     $     26,730      100%      $     29,318      100%
Cost of sales                                       10,551       39%             7,232       25%
                                              -----------------------     -----------------------
      Gross profit                                  16,179       61%            22,086       75%

Expenses:
   Product development                               4,081       15%             3,236       11%
   Depreciation and amortization                     6,511       24%             5,781       20%
   Selling, general and administrative              11,985       45%            13,809       47%
   Impairment of note receivable received
     in connection with the sale of IBIS
     Systems Limited                                 2,347        9%                 -        0%
                                              -----------------------     -----------------------
      Total expenses                                24,924       93%            22,826       78%
                                              -----------------------     -----------------------

Loss from operations                                (8,745)     -32%              (740)      -3%

   Other expense, net                               (1,508)      -6%              (160)      -%
                                              -----------------------     -----------------------

Loss before income tax benefit                     (10,253)     -38%              (900)      -3%

   Income tax benefit                                  (61)      -0%               (36)       0%
                                              -----------------------     -----------------------
Net loss                                      $    (10,192)     -38%      $       (864)      -3%
                                              =======================     =======================

                                      12

COMPARISON OF FISCAL QUARTERS ENDED DECEMBER 31, 2000 AND 1999

Net Sales

Net sales were $7.7 million in the third quarter of fiscal 2001 compared to $7.5 million in the third quarter of fiscal 2000, an increase of $0.2 million or 3%. Sales from our United States retail software subsidiary increased by $1 million, offset by a $0.8 million decrease in sales from our Australian retail software subsidiary. $0.1 million in net sales during the third quarter of fiscal 2001 represented collection from a non-recurring sale of certain technology rights which occurred in fiscal 2000. Approximately $1.6 million remains due from this sale, and revenues will be recognized upon receipt. This one-time sale is not expected to have any other impact on future results of operations.

Software license sales were substantially below expectations during the third quarter of fiscal 2001. We continued to experience the effects of the slow down in demand which began in the second quarter of fiscal 2000, and which we believe was associated with concerns over the millennium change. Our sales cycles did not substantially resume until June 2000, after our potential customers determined the extent of their internal year 2000 problems and after we introduced new products at industry trade shows in early calendar year 2000. Due to the length of our sales cycles and a number of deferred purchasing decisions associated with the complexity of new technologies, many software license sales internally projected for the third quarter of fiscal 2001 did not occur. The trend was particularly pronounced in Australia. Based upon our current pipeline, we anticipate that sales for the fourth quarter of fiscal 2001 will be higher than the third quarter of fiscal 2001 and also higher than the comparable fourth quarter of fiscal 2000. Future sales growth will depend on a number of factors, including our ability to consummate sales in the pipeline when expected, economic conditions in the retail industry and the competitiveness of our products against the products of our competitors.

Cost of Sales/Gross Profit

Cost of sales were $3.9 million in the third quarter of fiscal 2001 compared to $1.9 million in the third quarter of fiscal 2000, an increase of $2 million or 105%. Gross profit as a percentage of net sales decreased to 50% in the third fiscal quarter of fiscal 2001 from 74% in the comparable third quarter of fiscal 2000. The increase in cost of sales and decrease in gross profit as a percentage of sales were due to a shift in sales mix from software licenses to software modification services. The software modification services have a higher cost component than software licenses.

Cost of sales for the third quarter of fiscal 2001 included $0.4 million in costs associated with the development of modules for a specific customer. We believe these modules will prove to be useful enhancements to our products which may be marketed to other customers. We therefore consider these costs to be part of our overall product development program, although they are neither capitalized nor included in product development expenses. Exclusive of these costs, gross profit for the third quarter of fiscal 2001 would have been $4.2 million, or %55 of net sales.

Depreciation and Amortization

Depreciation and amortization were $2.2 million in the third quarter of fiscal 2001 compared to $2 million in the third quarter of fiscal 2000, an increase of $0.2 million or 10%. The increase was primarily due to the amortization of software purchased in connection the acquisition of MarketPlace Systems Corporation in March 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.7 million in the third quarter of fiscal 2001 compared to $4.9 million in the third quarter of fiscal 2000, a decrease of $0.2 million or 4%. The decrease reflected the reassignment of personnel to product development duties.

Impairment of Note Receivable Received In Connection With the Sale of IBIS Systems Limited

After consideration of the independent valuation and other relevant data, we concluded that the fair value at December 31, 2000 of the collateral underlying the note receivable is less than the recorded investment in the note receivable. Accordingly, we recognized an impairment of $0.8 million by creating a valuation allowance with a corresponding expense for the third quarter of fiscal 2001.

Interest Income and Expense

Interest expense increased $0.7 million to $1.1 million in the third quarter of fiscal 2001 compared to $0.4 million in the third quarter of fiscal 2000. The increase was due to an increase in our average interest rate to 14% in the third quarter of fiscal 2001 compared to 9% in the third quarter of fiscal 2000. The increase also reflected $0.4 million in amortized loan refinancing costs, including $0.2 million of amortized loan cost reimbursement to Softline. Interest income decreased $0.2 million to $0.1 million in the third quarter of fiscal 2001, compared to $0.3 million in the third quarter of fiscal 2000. We are no longer accruing interest on our note receivable obtained in connection with the sale of IBIS Systems Limited due to the impairment of such receivable.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Net Sales

Net sales were $26.7 million in the first nine months of fiscal 2001 compared to $29.3 million in the first nine months of fiscal 2000, a decrease of $2.6 million or 9%. The decrease was due to the following factors:

         o Decreases of $2.7 million and $0.7 million, respectively, in net sales from our Australian and U.S.- based retail software subsidiaries.
         o Inclusion of $1.1 million in net sales from our former South African subsidiary in the 1999 period.
         o Inclusion of $2 million in revenue recognized during the first nine months of fiscal 2001 from the one-time sale of certain technology rights during fiscal 2000.

Cost of Sales/Gross Profit

Cost of sales were $10.6 million in the first nine months of fiscal 2001 compared to $7.2 million in the first nine months of fiscal 2000, an increase of $3.4 million or 47%. Gross profit as a percentage of net sales decreased to 61% in the first nine months of fiscal 2001 from 75% in the first nine months of fiscal 2000. The increase in cost of sales and the decrease in gross profit as a percentage of sales were due to a shift in the sales mix from software licenses to software modifications services. The software modification services have a higher cost component than software licenses. The shift was offset in part by the recognition of $2 million in revenue during the first nine months of fiscal 2001 from the non-recurring sale of technology rights, which had an insignificant cost component.

Cost of sales for the first nine months of fiscal 2001 included $1.2 million in costs associated with the development of modules for a specific customer. We believe these modules will prove to be useful enhancements to our products which may be marketed to other customers. We therefore consider these costs to be part of our overall product development program, although they are neither capitalized nor included in product development expenses. Exclusive of these costs, gross profit for the first nine months of fiscal 2001 would have been $17.4 million, or 65% of net sales.

Product Development Expenses

Product development expenses were $4.1 million in the first nine months of fiscal 2001 compared to $3.2 million in the first nine months of fiscal 2000, an increase of $0.9 million or 28%. This increase was principally due to enhancements to existing products.

Depreciation and Amortization

Depreciation and amortization were $6.5 million in the first nine months of fiscal 2001 compared to $5.8 million in the first nine months of fiscal 2000, an increase of $0.7 million or 12%. The increase was due to amortization of software acquired in connection with the acquisition of MarketPlace Systems Corporation in March 2000 and amortization of additional goodwill related to the acquisition of Island Pacific recorded after June 30, 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12 million in the first nine months of fiscal 2001 compared to $13.8 million in the first nine months of fiscal 2000, a decrease of $1.8 million or 13%. The decrease was primarily related to reassignment of personnel to product development projects, and the expenses from our former South African subsidiary included in the results for the first nine months of fiscal 2000.

Impairment of Note Receivable Received in Connection With the Sale of IBIS Systems Limited

During the first nine months of fiscal 2001, we recognized impairments totaling $2.3 million in the recorded investment in our note receivable received in connection with our sale of IBIS.

Interest Expense

Interest expense increased $1.3 million to $2.3 million in the first nine months of fiscal 2001 compared to $1.0 million in the first nine months of fiscal 2000. The increase was due to the inclusion for the full first nine months of fiscal 2001 of interest from indebtedness incurred in June 1999 to purchase Island Pacific, and an increase in our average interest rate during the comparable periods from 10% to 12%. The increase also reflected $0.4 million in amortized loan refinancing costs, including $0.2 of amortized loan cost reimbursement to Softline.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During the first nine months of fiscal 2001, we financed our operations using cash on hand, internally generated cash, cash from the sale of common stock, proceeds from the exercise of options, lines of credit and a loan from a subsidiary of Softline. At December 31, 2000, we had cash of $0.9 million, a decrease of $3.9 million from $4.8 million of cash at March 31, 2000.

Operating activities used cash of $1.2 million in the first nine months of fiscal 2001 and $2.5 million in the first nine months of fiscal 2000. Cash used for operating activities in the first nine months of fiscal 2001 resulted primarily from $10.2 million of net losses and a $2.3 million decrease in deferred revenue; offset by $6.5 million in non-cash depreciation and amortization, $2.3 million in non-cash impairment of note receivable, a $1.7 million increase in accounts payable and accrued expenses, and a $0.8 million increase in interest payable.

Investing activities used cash of $3.1 million in the first nine months of fiscal 2001 and $35 million in the first nine months of fiscal 2000. Cash used for investing activities in the first nine months of fiscal 2001 was primarily due to a $2.6 million increase in capitalized software development costs.

Financing activities used cash of $0.4 million in the first nine months of fiscal 2001 and provided cash of $26.4 million in the first nine months of fiscal 2000. The financing activities in the first nine months of fiscal 2001 included $12.9 million of principal payments on our bank term loan and a $0.6 million of payments on amounts due to stockholders; offset by $10.6 million in proceeds from loans by Softline and its subsidiary, $1.1 million of net proceeds from lines of credit and $2.3 million of proceeds from the sale of common stock.

Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $0.1 million in the first nine months of both fiscal 2001 and fiscal 2000.


Indebtedness

We purchased all of the outstanding stock of Island Pacific in June 1999 for $35 million cash. We paid the purchase price using cash on hand, cash acquired from the sale of our IBIS Systems Limited subsidiary, cash acquired from the exercise of options by Softline, two bank term loans totaling $18.5 million and $2.3 million in other loans, including $1.5 million from a major stockholder.

During the first quarter of fiscal 2001, we agreed to consolidate the approximately $14.75 million balance of the two bank term loans into a single term loan, and the bank agreed to extend the maturity date of the renegotiated loan to August 1, 2000. We also agreed to reduce the outstanding principal amount by $10 million. During the second quarter of fiscal 2001, Softline loaned us $10 million for the purpose of making this $10 million principal reduction. We then refinanced the $4.75 million balance due on the term loan. Under the terms of this arrangement, we were required beginning August 1, 2000 to pay interest on the outstanding balance at the rate of 5% over the bank's prime rate, increasing to 6.25% over the bank's prime rate after December 31, 2000. We were also required to pay $200,000 per month toward reduction of principal, and to pay as further reduction of principal one half of amounts received from a $1.75 million contract receivable, any amounts received from sale of shares of Integrity Software, Inc. which secure the related note receivable, and any amounts received from the issuance of debt or equity securities other than stock option exercises. Our $3 million revolving line of credit with the bank also became subject to the terms of this agreement. The entire amount of indebtedness under the term loan and the line of credit is due April 1, 2001.

During the third quarter of fiscal 2001, the bank agreed to waive the required $200,000 monthly principal payments and to allow us to pay a reduced monthly interest rate of 2% over prime, with the balance of the contractual interest accruing and payable upon maturity. The bank also agreed to permit us to apply up to $2.5 million in private placement proceeds and the full $100,000 paid on the contract receivable during the quarter toward working capital instead of reduction of principal. We have agreed to terminate the revolving line of credit arrangement, which as of December 31, 2000, was fully drawn, and to a restriction on payments toward subordinated loan obligations until the bank obligations are discharged. We were permitted however to discharge our indebtedness to Softline's subsidiary due February 22, 2001 (see below).

The entire amount owed to the bank is secured by all of the stock and assets of our U.S. retail software subsidiary, 65% of the stock of our Australian retail software subsidiary, and the note receivable obtained in connection with the sale of IBIS Systems Limited. The loan is subject to certain financial covenants and contains limitations on acquisitions, investments and other borrowings. At February 13, 2001, the bank had agreed to revise certain financial loan covenants, and we were in compliance with all such covenants as revised.

The $10 million loan from Softline is due August 1, 2001, is subordinated to the bank obligation, and currently bears interest at 14% per annum, payable monthly. We agreed to reimburse Softline for costs associated with this loan in the amount of $0.3 million, which is fully accrued for as of December 31, 2000. These costs are being amortized over the 13 month life of the loan.

In connection with our acquisition of Island Pacific, we also borrowed $2.3 million with no stated maturity date from three entities. $1.5 million of such amount was borrowed from a major stockholder. The balance due on these loans at December 31, 2000 was $1.3 million. The loans bear interest at the prime rate.

In November 2000, we borrowed $0.6 million from a wholly-owned subsidiary of Softline to help meet operating expenses. This loan called for interest at 10% per annum, and was discharged in full in February 2001.

We have been using operating income, cash received from the sale of common stock and cash received from the exercise of options to discharge the payments due on the bank term loans and lines of credit. As discussed above, we used $10 million borrowed from Softline to pay $10 million due on the bank loan in July 2000. We intend to use operating income to make interest payments due on the bank loans through maturity in April 2001, and we are actively seeking external funding through equity or debt arrangements to repay the total amount outstanding on or before maturity. We may not be successful in these efforts. If we are not, the bank will have the right to take control of the substantial majority of our assets, which would very substantially reduce the value of our common stock. 16

Impairment of Note Receivable

Our note receivable originally obtained in connection with the sale of our IBIS Systems Limited subsidiary came due November 15, 2000. The note was not paid when due, and we do not anticipate the borrower will be able to perform under the note. The note is secured by approximately 11% of the outstanding shares of Integrity Software, Inc., a publicly held company whose shares are quoted on the National Quotation Bureau Pink Sheets. We engaged Business Valuation Services, Inc. to perform an analysis of the fair value of the shares securing the note at each quarter end for the first three quarters of fiscal 2001. After consideration of these valuations and other relevant data, we recognized an impairment of $1.5 million for the second quarter of fiscal 2001, and $0.8 million for the third quarter of fiscal 2001. The note is shown on our December 31, 2000 balance sheet at its reduced $12.3 million fair value. Although we have limited registration rights associated with the Integrity shares, our ability to sell such shares to realize liquidity from the note will be limited by securities laws and market conditions. We therefore do not know when or if we will achieve liquidity from this note.

Cash Position and Need for Capital

As a result of our indebtedness and slower than expected sales of software licenses, we are currently experiencing significant strains on our cash resources. In order to manage our existing cash resources, we have negotiated extended payment arrangements with some of our major vendors permitting us to defer certain payment obligations. Other than cash on hand, we have no unused sources of liquid assets.

We are actively seeking private equity or debt financing to improve our cash position. We are considering several alternatives, but we have no binding commitments for funding. Financing may not be available on terms and conditions acceptable to us, or at all. We believe that sufficient funds from operations will be available to pay our operating expenses and vendor obligations (as renegotiated) through the end of the fiscal year even if we are not able to close on immediate financing. If our cash resources become further strained, we plan to reduce our product development and certain other administrative expenses through personnel reductions. These reductions would impact our long-term strategy of enhancing and integrating our existing products and developing new products, but we do not believe they would adversely affect our short-term results of operations. We believe careful cash management will be sufficient to permit us to meet our cash needs through the end of the fiscal year. However, the fragility of our cash position makes us especially vulnerable to unanticipated changes in revenues or expenses, which have in the past and could in the future occur.

We intend to find alternative debt financing arrangements to retire the $7.3 in bank indebtedness (inclusive of accrued interest) that will be due April 1, 2001 and the $10.7 million that will be due to Softline (inclusive of accrued interest and charges) on August 1, 2001. If we are not able to find alternative financing, we will seek to restructure those obligations. At this time, we have no commitments from lenders, from the bank or from Softline for such any such arrangement. If we are not able to enter into a suitable arrangement, the bank will have the right to take control of the substantial majority of our assets on April 1, 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended by statement of Financial Accounting Standards No. 137 and No. 138, requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and is effective for fiscal years beginning after June 15, 2000. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. We have not yet completed the process of evaluating the impact that will result from the adoption of SFAS No. 133; however, on a preliminary basis, we do not believe the eventual adoption of SFAS 133 will have a significant impact on our financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. We will be required to adopt SAB 101 in the fourth quarter of fiscal 2001. We do not expect the adoption of SAB 101 will have a material effect on our financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" (APB 25). Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations in the quarter or nine months ended December 31, 2000.

EURO CURRENCY

In January 1999, participating European Economic and Monetary Union (EMU) countries introduced the ECU or "Euro" as a new currency. During 2002, all participating EMU countries are expected to convert to the Euro as their single currency. Until then, participating EMU countries will conduct business in both the existing national currency and the Euro. Companies operating in or conducting business in these EMU member countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. We believe that all of our internal financial and software systems can accommodate the dual currency system and the full conversion to the Euro. Our retail software products are designed to operate in any foreign currency, including the Euro. We cannot guarantee however that our products will operate without modification through full conversion to the Euro or meet all of the Euro currency requirements. If our software products do not meet all the Euro currency requirements, our business, operating results and financial condition could be materially adversely affected. We have not had and do not expect a material impact on our results of operations from foreign currency gains or losses as a result of the transition to the Euro as the functional currency for our operations in EMU countries.


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

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates to our revolving credit borrowings and variable rate term loans, which totaled $8.4 million at December 31, 2000. Based on this balance, a change in one percent in the interest rate would cause a change in interest expense of approximately $84,000 or $0.01 per basic and diluted share, on an annual basis.

These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe and Australia. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 24% and 37% of our total net sales were denominated in currencies other than the U.S. dollar for the first nine months of fiscal 2001 and fiscal 2000, respectively.

EQUITY PRICE RISK

We have no direct equity investments. However, we have a note receivable recorded at $12.3 million which is secured by shares of the common stock of Integrity Software, Inc., a publicly traded company with shares quoted on the National Quotation Bureau Pink Sheets. We also have the right to convert the note into common stock of Integrity at a fixed price. We are therefore exposed to equity price risk. We have not taken steps to mitigate this risk, and a decline in the trading price of Integrity common stock may impair the value of and our ability to achieve liquidity from the $12.3 million receivable. We recognized impairments of $1.5 million and $0.8 million during the second and third quarters of fiscal 2001, with corresponding charges to expenses for the same periods. If we experience further impairment in the value of the note receivable or the Integrity shares, our assets will decline and we will incur an expense in the quarter in which the impairment occurs equal to the amount of the impairment.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to our business.


Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended December 31, 2000, we issued the following securities without registration under the Securities Act of 1933:

         o An aggregate of 1,764,706 shares of common stock, and warrants to purchase an aggregate of 882,354 shares, for gross proceeds of $1.5 million. Certain investors related to the purchasers also committed to purchase, on or before January 20, 2001, an additional 588,235 shares plus warrants to purchase an aggregate of 294,118 shares, for $0.5 million. Certain investors related to the purchasers also have an option exercisable on or before February 20, 2001 to purchase 588,235 shares plus warrants to purchase 294,118 shares, for $0.5 million. The warrants are exercisable for two years at a price of $1.50 per share. We may call 50% of the warrants, subject to certain conditions, if our common shares have traded above $2.00 per share for thirty consecutive days. We may call the remaining 50% of the warrants, subject to certain conditions, if our common shares have traded above $3.00 per share for thirty consecutive days.

         o 375,043 shares to AMRO International, S.A. pursuant to the repricing formula under the terms of the Common Stock Purchase Agreement with AMRO.

         o 24,845 shares of common stock to our legal counsel in settlement of $40,000 in outstanding invoices.

The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under such Act and Regulation D thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 16, 2000, we held our annual meeting of stockholders. 31,682,814 shares out of an eligible 33,955,605 shares were represented at the meeting in person or by proxy. The following matters were considered and approved:

         o Eight directors were elected. The nominees received the following votes:

------------------------ ------------------ ------------------- ------------------- ---------------------
NAME                     VOTES FOR              VOTES AGAINST        ABSTENTIONS      BROKER NON-VOTES
------------------------ ------------------ ------------------- ------------------- ---------------------
Barry M. Schechter           31,393,293          24,100             265,421                  0
------------------------ ------------------ ------------------- ------------------- ---------------------
Arthur S. Klitofsky          31,393,293          24,100             265,421                  0
------------------------ ------------------ ------------------- ------------------- ---------------------
David L. Reese               31,393,293          24,100             265,421                  0
------------------------ ------------------ ------------------- ------------------- ---------------------
Donald S. Radcliffe          31,393,293          24,100             265,421                  0
------------------------ ------------------ ------------------- ------------------- ---------------------
Ivan M. Epstein              31,393,293          24,100             265,421                  0
------------------------ ------------------ ------------------- ------------------- ---------------------
Gerald Rubenstein            31,393,293          24,100             265,421                  0
------------------------ ------------------ ------------------- ------------------- ---------------------
Ian Bonner                   31,393,293          24,100             265,421                  0
------------------------ ------------------ ------------------- ------------------- ---------------------
Steven Cohen                 31,393,293          24,100             265,421                  0
------------------------ ------------------ ------------------- ------------------- ---------------------

         o A change in our state of incorporation from Nevada to Delaware. The measure passed with 25,347,937 votes for, 224,551 votes against, 8,590 abstained and 6,101,736 broker non-votes.
         o A change in the corporate name to "SVI Solutions, Inc." The measure passed with 31,393,293 votes for, 24,100 votes against, 265,421 abstained and zero broker non-votes.
         o        An increase in the number of shares of common stock authorized from 50,000,000 to 100,000,000. The measure passed with
                  31,393,293 votes for, 370,186 votes against, 17,450 abstained and zero broker non-votes.
         o A reduction of the required quorum at meetings of stockholders from a majority of the outstanding shares to one-third of the outstanding shares. The measure passed with 25,022,440 votes for, 526,463 votes against, 32,175 abstained and 6,101,736 broker non-votes.
         o Amendments to our 1998 Incentive Stock Plan. The measure passed with 24,357,174 votes for, 1,193,119 votes against, 30,785 abstained and 6,101,736 broker non-votes.
         o Ratification of the Company's continued engagement of Deloitte & Touche LLP as the Company's independent auditors for fiscal year 2001. The measure passed with 31,661,134 votes for, 11,900 votes against, 9,780 abstained and zero broker non-votes.

We plan to effect the reincorporation to Delaware or the other approved amendments to our charter documents during the first quarter of fiscal 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit        Description
-------        -----------

10.1 Convertible Promissory Note and Grant of Security Interest, incorporated by reference to exhibit 10.1 to our Form 8-K filed January 8, 2001.
10.2     Common Stock Purchase Agreement, incorporated by reference to exhibit
         10.2 to our Form 8-K filed January 8, 2001.
10.3 Investors' Rights Agreement, incorporated by reference to exhibit 10.3 to our Form 8-K filed January 8, 2001.
10.4     Form of Warrant To Purchase Common Stock, incorporated by reference to exhibit 10.4 to our Form 8-K filed January 8, 2001.
10.5     Loan Note in Favor of Datafaction, as amended.
10.6     Amendment No. 3 to Term Loan Agreement
23.1     Consent of Business Valuation Services, Inc.

(b)      Reports on Form 8-K

None.


                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SVI Holdings, Inc.
                                      Registrant

                                      /S/ Thomas A. Dorosewicz
                                      -------------------------------
Date: February 14, 2001               Thomas A. Dorosewicz
                                      Chief Executive Officer

                                      Signing on behalf of the registrant

                                      /S/ David L. Reese
                                      -------------------------------
Date: February 14, 2001               David L. Reese
                                      Chief Financial Officer

                                      Signing as principal accounting officer.