Form 10-K
period 2001-03-31
SVI SOLUTIONS INC
filed 2001-07-16
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                                              --------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM ______ TO_______

Commission file number  0-23049
                        -------

                               SVI SOLUTIONS, INC.
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                          33-0896617
  -------------------------------                        ----------------------
  (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

      12707 HIGH BLUFF DRIVE, SUITE 335, SAN DIEGO, CA           92130
      ------------------------------------------------           -----
           (Address of principal executive offices)            ZIP Code

(Registrant's telephone number, including area code: (877) 784-7978
                                                     --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

The aggregate market value of the voting stock (Common Stock) held by non-affiliates* as of June 29, 2001 was approximately $9.7 million, based on the closing sale price on the American Stock Exchange on that date.

The number of shares outstanding of the registrant's Common Stock was 37,914,744 on June 29, 2001 .

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's proxy statement for the annual meeting to be held in 2001, to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year, are incorporated by reference under Part III of this Form 10-K.

------------
* Excludes the Common Stock beneficially held by executive officers, directors and stockholders whose beneficial ownership exceeds 10% of the Common Stock outstanding at June 29, 2001.

PART I

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR FUTURE FINANCIAL PERFORMANCE OF THE REGISTRANT, SVI SOLUTIONS, INC. ("WE" OR "US"). IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS THE WORDS MAY, WILL, SHOULD, EXPECT, PLAN, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, OR THE NEGATIVES OF SUCH WORDS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS ARE DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS" IN ITEM 1 IN THIS REPORT, AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, PRESS RELEASES AND OTHER COMMUNICATIONS.

         ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. WE ARE UNDER NO OBLIGATION TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE FILING OF THISREPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         We are a leading global provider of multi-channel application software technology and associated services for the retail industry including enterprise, direct-to-consumer and store solutions and related training products and professional and support services. Our applications and services represent a full suite of offerings that provide retailers with a complete end-to-end business solution. We also develop and distribute PC courseware and skills assessment products for both desktop and retail applications.

         Our offerings consist of the following components:

         The SVI RETAIL ENTERPRISE SOLUTION suite of applications builds on our long history in retail software design and development and provides our customers with a comprehensive and fully integrated merchandise management solution. Our complete enterprise-level offering of applications and services is designed to assist our customers in maximizing their business potential. The foundation of our Enterprise Solutions suite is the individual application modules that comprise the offering. The core modules are:

         o        Merchandise Management;
         o        The Eye(TM), data warehousing, planning and reporting tool;
         o        Financials;
         o        Warehouse;
         o        Sales Audit;
         o        Events;
         o        Ticketing; and
         o        Replenishment.


         The SVI RETAIL DIRECT TO CONSUMER SOLUTION supports Web-based and traditional mail order and catalog retailing. Our Direct to Consumer Solution allows our customers to offer multi-channel merchandise management within one integrated application tool set to manage order entry, order processing, customer service, purchasing, inventory planning and forecasting, fulfillment and shipping. The core modules are:

         o        Call Center;
         o        Customer Relationship Management (CRM);
         o        Planning and Forecasting; and
         o        Fulfillment.

         The SVI RETAIL STORE SOLUTION suite of applications builds on our long history of providing multi-platform, client server in-store solutions. We market this set of applications under the name "OnePointe", which is a full business to consumer software infrastructure encompassing a range of integrated store solutions. OnePointe is a complete application providing all point-of-sale (POS) and in-store processor (server) functions for traditional "brick and mortar" retail operations. It can also incorporate a third-party provided retail customer relationship management system and a complete performance measurement system with loss prevention features. Its major features include:

         o operation of a network consisting of the POS terminals and the corporate headquarters;
         o ability to function on and interconnect with a wide variety of hardware and software platforms and generations; and
         o        user-defineable to the retailer's business practices.

         Our PROFESSIONAL SERVICES provide our customers with expert retail business consulting, project management, implementation, application training, technical and documentation services. This offering ensures that our customers' technology selection and implementation projects are planned and implemented timely and effectively. We also provide development services to customize our applications to meet specific requirements of our customers and ongoing support and maintenance services.

         We market our applications and services through an experienced professional direct sales force in the United States, the United Kingdom and Australia. We believe our knowledge of the complete needs of multi-channel retailers enables us to help our customers identify the optimal systems for their particular businesses. The customer relationships we develop build recurring support, maintenance and professional service revenues and position us to continuously recommend changes and upgrades to existing systems.

         We also develop and distribute retail system training products and general computer courseware and computer skills testing products through our SVI Training Products, Inc. subsidiary.

         Our executive offices are located at 12707 High Bluff Drive, Suite 335, San Diego, California 92130, telephone number (877) 784-7978.


RECENT DEVELOPMENTS

         On April 1, 2000, we reorganized our U.S. and U.K. based, retail operations under a single wholly owned-subsidiary, SVI Retail, Inc. This reorganization combined the former Island Pacific and Applied Retail Solutions subsidiaries. We have subsequently merged the Marketplace Systems Corporation into SVI Retail, Inc. as well.

         During the fourth quarter of the fiscal year, we appointed a new executive management team. This new team included Thomas A. Dorosewicz, President and Chief Executive Officer, as of January 10, 2001, William E. Farrant, Executive Vice President and General Manager, Retail Operations, as of March 13, 2001, and Kevin M. O'Neill, Executive Vice President and Chief Financial Officer, as of April 2, 2001. In addition, we appointed Graham Brown as Managing Director of our Australian subsidiary.

         In March 2001, we completed our reincorporation as a Delaware corporation and changed our name to SVI Solutions, Inc.

         In May 2001, we entered into a memorandum of understanding with Shmulik Stein International Investments (SSII) and our majority stockholder, Softline Limited, providing for a substantial reduction in our indebtedness to Softline and the opportunity to discharge our indebtedness to our senior lender, Union Bank of California, N.A. For further discussion of the terms of this memorandum of understanding, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" under the heading "SSII-Softline Memorandum of Understanding."

         In July 2001, we entered into a new agreement, effective June 29, 2001, with Union Bank to extend the maturity date of our bank indebtedness to May 1, 2002, and to permit extension of that date to November 1, 2002 if we meet various conditions and financial covenants. For a further discussion of the terms of our bank loan, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" under the heading "Indebtedness--Union Bank."

         In July 2001, we also entered into a new subordinated promissory note with Softline extending the maturity date of our $11.4 million obligation to Softline to November 1, 2002, which date will be extended to May 1, 2003 if our bank loan is extended. For a further discussion of the terms of our subordinated obligation to Softline, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" under the heading "Indebtedness--Softline."

         INDUSTRY OVERVIEW - RETAIL APPLICATION SOFTWARE

         The rapid development of the retail application software market has increasingly allowed the retail industry to track, analyze and implement its sales information on a virtually real-time basis. Modern applications technology provide for the capture of sales information as a sale occurs and quickly provides that information to the enterprise's retail management system. This information is available daily both to local management and to the retailer's headquarters functions for purposes of inventory tracking and sales analysis. These systems have become increasingly important for multi-channel retail enterprises that need to disseminate sales information throughout the enterprise to better manage inventory, costs, pricing and manufacturing requirements. Multi-channel retailers also require sophisticated, integrated point-of-sale retail management systems that can reliably and efficiently capture and manage large numbers of individual transactions generated from diversified points of sale.

         Retail software applications were initially custom-designed to satisfy business needs of individual retailers. These initial applications were proprietary, with software and support services developed either internally or provided by a single supplier. Due to the custom nature of the applications, little opportunity existed for suppliers to leverage their niche success into market-wide success. In addition, custom solutions, whether internally developed by the retailer or offered by external suppliers, often did not provide a long-term return on investment (ROI). However, standard, scalable, extensible applications that are provided by suppliers such as us, offer both near- and long-term ROI, as these solutions are continuously developed and evolve over time. Outside suppliers provide the retailer with a solution that continues to provide a consistent return on their application investment.

         The retail application-specific software industry has developed from proprietary, customized, single platform systems to open architecture systems in which a variety of hardware and software products from different manufacturers can be combined to obtain the mix of features desired by the individual retail enterprise. Correspondingly, application software suppliers can leverage their investment in design, development and expertise across standard platforms and multiple customers. When scalable technology is included in the offering, the result is a growing market for retail applications that includes smaller as well as larger retailers.

         The retail industry we serve is currently experiencing significant structural changes. These changes are driven by a variety of factors including evolving consumer preferences, technological advances, globalization and more intense competition. The rapid growth of the Internet as a means of commerce is affecting the retail industry. The Internet is a business-to-consumer (B2C) sales channel and a means of creating and managing customer relationships. The Internet is also transforming business-to-business (B2B) supply chain communications and management. These changes have forced traditional "brick and mortar" retailers to re-evaluate their business models and to also develop e-commerce strategies in order to maximize their competitive position. We believe the industry changes and trends include:

         o MULTI-CHANNEL RETAILING. Retailers of all types are changing their business models to service their customers using multiple channels of distribution, including traditional brick and mortar "stores", the Web, catalog, and mail order methods. In addition, manufacturers can now directly market their merchandise more efficiently and compete with the retailers who were formerly their partners.

         o PRESSURE ON PROFIT MARGINS. The wide availability of competitive price quotes on the Internet and intense competition from other retailers places price pressure on both online retailers and brick and mortar retailers, forcing lower profit margins. This pressure on margins has forced retailers to drive cost out of their traditional "brick & mortar" stores and now to focus on maximizing the cost structure across their entire enterprise, including their supply chain process.

         o CENTRALIZED FULFILLMENT. The emergence of online retailing has created significantly higher demand for centralized order fulfillment solutions.

         o NEED FOR TECHNOLOGY POLICIES. Traditional retailers have historically been relatively slow to introduce new technologies. Retailers are now moving at a faster pace to develop aggressive technology policies to compete effectively.

         o WIRELESS APPLICATIONS. There is a growing demand for in-store wireless communications based applications, utilizing various handheld and POS devices.

         All of these changes are leading to new approaches to retail systems architecture. These approaches include movement away from traditional distributed models and toward more centralized control environments with limited capability in-store devices also known as "thin clients". The thin clients include point-of-sale devices, kiosks and wireless in-store devices.

         We believe these changes have accelerated the trend away from internally developed and supported retail application software. The increasingly competitive and technologically evolving environment has made it very difficult for companies that use internal, proprietary or prior generation supplier-provided software to keep up with the rapidly improving products that are available from external suppliers. At the same time, these changes have put pressure on outside suppliers such as us to continuously enhance our existing technology and develop new technology on a more rapid timetable. We further believe that as retailers move forward with the selection and implementation of technology, they will increasingly require expert consulting, system integration, and other technical and support services. Further, we see that retailers are increasingly looking to external suppliers to provide these services.

MISSION AND STRATEGY

         Our mission is to become the leading global provider of retail application technology and related services. To fulfill our mission, our strategy is to provide our current and new customers the tools, infrastructure and expert services necessary for them to compete effectively in the global, multi-channel marketplace. Key elements of our strategy include:

         o LEVERAGING OUR RETAIL EXPERIENCE AND PRESENCE IN OUR CUSTOMER BASE. Over 200 retailers in the US, Canada, Europe and Australia use some or all of our solutions. Our management, marketing, sales, development, professional services and technical support teams have an in-depth understanding of the retail industry through having delivered widely accepted products and services for more than 25 years. We believe our experience and presence in the retail industry give us a significant competitive advantage in marketing new and enhanced applications and services to the industry. Many of our customers began using one or more of our offerings before the original provider (Island Pacific, Applied Retail Solutions, Marketplace Systems) was a part of the SVI Retail group. Therefore, a number of our customers do not use our complete suite of SVI Retail applications and services. We intend to aggressively cross-sell our existing and new applications and services to those customers who use only part of our end-to-end solution suite. Our training products subsidiary also plans to focus development and marketing efforts on producing training products for our retail customer base.

         o EXPANDING AND ENHANCING OUR APPLICATIONS. We are engaged in an aggressive application technology development effort to expand and enhance our application technology. We are also continuing our strategy of offering new solutions that are complementary to our applications, primarily through strategic alliances. Our application technology enhancement program is designed to anticipate trends in the retail industry through constant consultation with our customers and strategic alliance partners. Our goal is to introduce timely new applications and enhancements to our existing applications that will be attractive to our existing customers and allow us to better compete for new customers.

         o EMPHASIZING MULTI-CHANNEL SOLUTIONS. An important part of our application technology enhancement program is the integration of Web-based, catalog and mail order solutions with our historic suite of applications focused on the traditional "brick and mortar" retail business. Our acquisition in 2000 of Marketplace Systems provided us with the basis for our Direct to Consumer application suite that offers order entry, order processing, customer service, purchasing, inventory planning and forecasting, fulfillment and shipping, as an expansion of our SVI Retail Enterprise Solutions suite.

         o GROWING PROFESSIONAL SERVICES. An increasingly important part of our solutions are the expert services we provide including retail business consulting, project management, implementation, integration, training and documentation services. We intend to continue to grow and market our Professional Services to support close relationships with our customers and to assist them in successful implementation of both our application technology and that of our strategic partners. We expect, as a result, to receive recurring revenues from our professional service agreements, as well as from our maintenance and support agreements and application customization services. We believe that an expansion of this revenue base can create a more stable revenue and cash flow base, reducing our reliance on application software license sales, which tend to fluctuate over time.

         o        INCREASING FOCUS ON THE SMALLER RETAILER. Many of our U.S.
                  store solutions customers are very large Tier 1 and Tier 2 multi-channel retailers. We recently introduced a new standard store solution application set based on our large tier retailer experience and application base. We can supply this application with little or no modification to smaller Tier 2 and Tier 3 and Tier 4 retailers at a competitive price point. We intend to market more aggressively to smaller retailers as part of our strategy to expand our revenue base and market penetration.

         o INCREASING INTERNATIONAL SALES. We intend to increase our international sales efforts, focusing on the European market. Our development efforts with Toys "R" Us International has added significant functionality to our SVI Retail Enterprise Solutions suite, making us even more competitive internationally.

         o EXPANDING STRATEGIC ALLIANCES. We will continue to establish strategic alliances with "best-of-breed" software and hardware suppliers for products that complement our SVI Retail Solutions. We currently maintain strategic relationships with IBM, NCR, Fujitsu and Epson, among others. We intend to continue to develop these relationships and to develop new relationships with technology suppliers with a focus on Supply Chain Solutions. We believe there is a significant opportunity to provide Supply Chain Solutions to our current and new retail customers and that our position, especially with Enterprise Solution customers, and our retail-savvy Professional Services infrastructure, provides us with a unique opportunity to sell and implement these technologies in our customer base.

         o INCREASING OPERATIONAL EFFICIENCY. We built our application technology and service solutions principally through acquisitions of previously independent companies. We have attempted to reduce duplicative efforts and increase efficiencies of these operations, and we have taken steps since January 2001 to reduce operating expenses and to fully integrate these operations under a single management focus.


APPLICATION TECHNOLOGY AND SERVICES

         We have three operating subsidiaries: SVI Retail, Inc., SVI Retail
(Pty) Limited (Australia) and SVI Training Products, Inc.

SVI RETAIL, INC.

         OVERVIEW

         SVI Retail, Inc. is a leading provider of application software solutions and professional services for multi-channel retailers in the specialty, mass merchandising and department store markets. Our applications and services provide retailers with a complete end-to-end business solution.

         Our SVI Retail applications and services include the following major offerings:

         o SVI RETAIL ENTERPRISE SOLUTION suite of applications, including Merchandise Management, The Eye(TM) Data Warehouse tool set, Financials, Warehouse, Sales Audit, Events, Replenishment and Ticketing.

         o SVI RETAIL DIRECT TO CONSUMER suite of applications, including support for Web-based, mail-order and traditional catalog retailing, which can be integrated with our Retail Enterprise Solutions suite or implemented independently.

         o SVI RETAIL STORE SOLUTION "ONEPOINTE" suite of applications, including multi-platform point-of-sale, in-store processor and wireless device applications.

         o SVI RETAIL PROFESSIONAL SERVICE, including retail business consulting, project management, implementation, application training, and technical and documentation services.

         o SVI RETAIL DEVELOPMENT, MAINTENANCE AND SUPPORT SERVICE, including; custom application development to tailor our software to meet the specific needs of our customers, and Maintenance and Support Services whereby we offer Help Desk, product release upgrade and error correction services to our customer base using our applications.

         Our application technology and services provide the following benefits to our customers:

         MULTI-CHANNEL RETAILING. Our solutions integrate the various storefronts of retailers, from point-of-sale devices to Web-based storefronts to mail order catalogs.

         INTEGRATED SOFTWARE SOLUTIONS. Our solutions are fully integrated applications that address the complete information and management requirements of the retail enterprise. In addition, our applications are designed for ease of implementation and operation. This means that our customers can quickly install, train and become operational with our products, thus minimizing the cost and time required to achieve true return on their investment. All of our applications are open systems, allowing integration with many third-party applications used by our customers.

         SERVICES. We are able to provide expert, retail-savvy professional services to plan and implement our application solutions with our customers. We also customize our solutions to the unique needs of particular retailers. In addition, our standard applications contain a number of tools and features that allow our customers to tailor their systems continuously to their changing needs.

         MARKETS AND CUSTOMERS

         We currently have approximately 160 retailers worldwide using our SVI Retail, Inc. application solutions. Our applications are used by the full spectrum of retailers including specialty goods sellers, mass merchants and department stores. Most of our U.S. customers are in the Tier 1 to Tier 3 retail market sectors. Our international customers range in size but are typically smaller than our U.S. customers.

         A sample of some of our active customers are listed below:

         Chico's FAS    Limited Stores        Musicland         Disney
         Officemax      Phillips-Van Heusen   Shoefayre (UK)    Pacific Sunwear
         Toys "R" Us    Nike                  Vodaphone (UK)    CenterParcs (UK)

         Sales to one customer, Toys "R" Us, comprised 29% of net sales for the fiscal year ended March 31, 2001.

         MARKETING AND SALES

         We sell our applications and services primarily through a direct sales force that operates in the United States and the United Kingdom. Sales efforts involve comprehensive consultations with current and potential customers prior to completion of the sales process. Our Sales Associates, Retail Application Consultants (who operate as part of the sales force) and Marketing and Technology Management associates use their collective knowledge of the needs of multi-channel retailers to help our customers identify the optimal solutions for their individual businesses.

         On a limited basis, we attend trade shows and advertise in industry publications. We also maintain a comprehensive web site describing our applications, services and company. We regularly engage in cooperative marketing programs with our strategic alliance partners. We annually host a Users Conference in which hundreds of our customers attend to network and to share experiences and ideas regarding their business practices and implementation of our and our partners' technology. This Users Conference also provides us with the opportunity to meet with many of our customers on a concentrated basis to provide training and insight into new developments and to gather valuable market requirements information.

         We are aggressively expanding our Technology Management and Marketing functions to better understand the needs of our markets in advance of required implementation, and to translate those needs into new applications, enhancements to existing applications and related services. These functions are also responsible for managing the process of market need identification through to product or service launch and deployment. It is the goal of these functions to position SVI Retail optimally with customers and prospects in our target market.

         We have established an Executive Users Council for Application Technology Direction comprised of leading executives from our customers. The purpose of this Council is to help to guide us in the future development of our applications and services, maximize our opportunity to meet overall retail market trends and needs for a broad sector of the industry, and to do so well in advance of our competitors.

         DESCRIPTION OF APPLICATIONS AND SERVICES

         We have carefully assembled our SVI Retail Application Technology such that the modules work together as a single solution. Our customers can mix and match the modules to create a solution tailored to their businesses. We classify our applications into three broad categories, retail enterprise solutions, direct to consumer solutions, and store solutions; although many of these applications span more than one category. We also offer comprehensive professional services, custom development, maintenance and support services.

         SVI RETAIL ENTERPRISE SOLUTION

         SVI Retail's Enterprise Solution application suite provides a methodology for retail chains that integrates the flow of data from the planning phase, through budgeting, to purchasing, allocation and distribution. The application then takes retail sales data for evaluation and feedback to the sales audit and planning phase. This suite of applications operates on the IBM iSeries and AS/400 computing platforms, which are widely installed and extremely popular in the retail industry. The diagram below provides a graphic representation of the SVI Retail Enterprise Solutions applications suite, including the integration of the optional Direct to Consumer and Store Solutions applications.

[APPLICATION DIAGRAM]

             Warehouse              Financials         Catalog
                      \             /       \              |     Internet
                       \           /         \          /Direct /---- Mail
                        Merchandising         \        /              Order
        Events ------------- and -------------- Sales /
                           The Eye              Audit
                         /                          \
                  Ticketing                          POS


         MERCHANDISING. The Merchandising module is the core of the SVI Retail Enterprise Solution application suite. This extensive module includes management planning and open to buy, forecasting, purchase order management, merchandise receiving, allocations, transfers, basic stock replenishment, physical inventory, price management and merchandise stock ledger. Merchandising has multiple language and currency capabilities for international operations.

         Merchandising is offered as a single version application. Most modifications we perform on the application are incorporated into future releases of the base. This methodology reduces implementation risks for our customers, shortens the implementation cycle and reduces software bugs. It also reduces training requirements. Moreover, customers who continue to use our services for maintenance of the application are able to take advantage of improvements requested by other retailers.

         DATA WAREHOUSING (THE EYE(TM)). The Eye complements the Merchandising application by offering user-definable data warehousing and retrieval. The Eye uses innovative storage techniques that provide quick access to data and graphical drag-and-drop movement of elements and data. The Eye can also be used for data generated by applications outside the SVI Retail Enterprise Solution suite.

         FINANCIALS. Financials includes accounts payable with automatic invoice matching, general ledger and fixed assets functions.

         WAREHOUSE. Warehouse is a user-definable locator application for controlling the physical flow of merchandise. Warehouse employs a number of special features designed for retailers. Warehouse also includes support for radio frequency (RF) technology to allow for access to the application from the warehouse floor using a range of wireless devices.

         EVENTS. The Events module analyzes the performance of events and promotions. The module is linked to the Eye data warehousing application to provide sophisticated and customizable implementation of an event or promotion and analysis and reports of its success.

         SVI RETAIL ENTERPRISE SOLUTION SUITE also includes sales audit, replenishment and merchandise ticketing modules.

         SVI RETAIL DIRECT TO CONSUMER SOLUTION

         We are aggressively developing and marketing multi-channel retailing aspects of our solutions to provide retailers with the tools they need to compete in the business to consumer marketplace. Our direct to consumer solution include:

         INTEGRATED FULFILLMENT. Through our acquisition of MarketPlace Systems in March 2000, we acquired a fulfillment application that we have further enhanced and are marketing under the name Direct to Consumer Solution. This application suite provides fully integrated tools including order entry, order processing, customer service, purchasing, inventory planning and forecasting, warehouse management, fulfillment and shipping, as well as marketing and circulation management to support Internet, catalog and mail-order retailing. We support these tools using our single version development philosophy, offering constant evolution and improvement to features and functions. Used in combination with our SVI Retail Enterprise Solution suite of applications, SVI Retail Direct to Consumer provides a system to fully integrate the fulfillment functions of multiple distribution channels, including local outlets, e-commerce and catalog and mail order.

         SVI RETAIL STORE SOLUTION

         SVI RETAIL STORE SOLUTION (ONEPOINTE) is a full business-to-consumer
(B2C) integrated in-store application.

                  POINT-OF-SALE APPLICATION (POS). The POS application is offered on a variety of hardware configurations, and is able to run on many different operating system platforms. The application employs a graphical user interface, optional touch screen input and wireless communication support. The application also provides an on-demand reference source for employees, including store policies, an on-screen calculator, instructions for forms usage, package pricing, frequent shopper information, gift cards, training mode, auditing features and e-mail. The application is fully customizable, either by the customer using included tools, or by our technical team as part of our implementation and support services.

                  IN-STORE PROCESSOR APPLICATION (ISP). The ISP application provides a reliable, high-performance management platform to administer store applications. The architecture is designed to maintain data integrity while allowing full integration with our SVI Retail Enterprise Solution suite or third-party enterprise software products used by the individual customer.

         PROFESSIONAL SERVICES

         We offer a variety of consulting, implementation and upgrade services to our customers. We perform services on an as needed basis and as part of project plans. We typically render services at the customer's site to provide the best overall understanding of the customer's environment and business.

         RETAIL BUSINESS CONSULTING. We employ a staff of highly qualified, experienced retailers who provide a variety of business consulting services. Our consulting staff members have an average of over ten years experience in the retail industry as buyers, merchandise planners, store managers, IT managers, and retail business owners. They combine their retail experience with their knowledge of the SVI application solutions to offer advice on how best to integrate our solutions into the latest retail practices for a cost-effective, smooth implementation of change within an organization.

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

         PROJECT MANAGEMENT. Our experienced project management teams assist with:

         o        work product definition;                             o        coordination with suppliers;
         o        business and technical coordination;                 o        project assessment documentation;
         o        application testing and conference room pilots;      o        system integration; and
         o        overall implementation planning;                     o        project timelines.

                                       8

         APPLICATION TRAINING. We train the customer's internal training staff and we offer training for the customer's end users. Through our SVI Training Products subsidiary, we also offer certain software-training modules for our solutions.

         IMPLEMENTATION SERVICES. Our technical experts provide implementation consulting and programming services. Implementation services include:

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

         DOCUMENTATION SERVICES. We provide customized documentation for all elements of our solutions.

SVI TRAINING PRODUCTS, INC.

         Our training products subsidiary develops and distributes PC courseware and skills assessment products. The courseware is designed for use in instructor-led and self-study training environments. We license courseware either as individual manuals and instructor guides, or on a limited site license basis. We have developed more than 200 training courses for desktop and retail applications.

         Site licensing allows a customer to print an unlimited number of course manuals for a fixed annual fee, and renewals provide us with a recurring annual revenue stream. Over 80% of the training site licenses are renewed. We provide the site-licensed courseware on CD-ROM, allowing customization of the instructor-led course materials.

         We use a network of specialized sub-contractors to develop products. We hire sub-contractors on a project basis, which allows for the fast, simultaneous development of multiple courses and gives us access to diverse skills without fixed overhead commitments.

         We market training products through a direct sales force. We also advertise and sell the training product range through the Internet, direct mail and trade shows. SVI Training Products uses both in-house and independent representatives, and has representation in California, Texas, Indiana, Arizona, Ireland, the United Kingdom and South Africa. Customers include K-12 school districts, universities, large corporations, government agencies and training schools.

         Our training subsidiary is also a reseller of multimedia and hardcopy self-study materials for desktop and technical computer software applications.

         We also market the "compAssess" computer skills testing program. The compAssess product enables employers to evaluate the computer skills of their employees and provides assistance in selecting the appropriate course modules for trainees. We market this package to personnel agencies, universities, schools and training companies.

         We entered into a strategic agreement with Electric Paper, a company based in the United Kingdom, to develop a customized version of the compAssess skills assessment product for the international market. We completed the second version of the product in July 2000 and Electric Paper is marketing the product under the name AutoTest through its distributors world-wide. AutoTest has been approved as an electronic testing product for the ECDL and ICDL software certification program in Europe, the United Kingdom, Canada and South Africa.

         Our training subsidiary also provides courseware for our store solutions. The courseware is designed to provide in store training to all levels of store personnel from management to POS data entry clerks. We also provide custom courseware development services to support additional SVI Retail applications.

SVI RETAIL (PTY) LIMITED. (AUSTRALIA)

         Our Australian subsidiary develops markets and supports a unique suite of applications for the retail marketplace in Australia and New Zealand.

          In addition to developing retail enterprise and POS applications for their market, our Australian subsidiary also offers their customers complete solutions including hardware, services and consulting. We have more than 220 customers in Australia using our solutions, and have a significant presence in the Tier 2 and Tier 3 apparel market segment. We have solutions installed in several of Australia's largest retailers including Woolworths and Coles Myer.

         Our Australian subsidiary operates from three locations: Sydney, Melbourne and Adelaide. We have approximately 60 associates in our Australian business.

         Our Australian subsidiary has a direct sales force that sells our applications and services, and it resells products from other suppliers as part of the total system integration offering. Our Australian subsidiary also works closely with Strategic Partners, such as IBM, to market and sell the solutions.

         Like SVI Retail, Inc., our Australian subsidiary's strategic focus in Australia and New Zealand is Multi Channel Retailing. It provides solutions that embrace CRM (Customer Relationship Management) and leverage the Internet with our ePigeon solution.

         Our Australian subsidiary also offers both Enterprise and Store Solutions that we develop, support and service. The Enterprise applications are:
MerVYN (inventory planning and allocation) dolFIN, (inventory control, financials, sales analysis, polling), Rags (apparel manufacturing) and CRMS (big-ticket merchandising) the Store applications are: dPOSit and ePigeon. Services offered include: consulting, system integration, implementation, custom development, business process planning and project management.

APPLICATION TECHNOLOGY DEVELOPMENT

         We believe that it is imperative to our long-term success that we maintain aggressive application technology development programs to improve our existing applications and to develop new applications. We believe that the core functionality that already exists in our technology will continue to serve many of the important retailing functions, but that additional functionality and flexibility will be required in the constantly challenging, competitive environment.

         Our future performance will depend in large part on our ability to enhance our current application technology and develop new applications. In order to achieve market acceptance, these new applications must anticipate and respond to the latest trends in business-to-consumer and business-to-business commerce. Our applications must also incorporate state of the art technology and offer clearly perceived advantages over the offerings of our competitors.

         As of March 31, 2001, 42% of our associates were engaged in application technology development. Most of these associates are located in our southern California offices. Company-sponsored application technology development expenses were $6.6 million, $6.7 million and $1.7 million, respectively, for the fiscal years 2001, 2000 and 1999. In addition, customer-sponsored application technology development expenses were $5.5 million, $1.5 million and $0.7 million, respectively, in fiscal years 2001, 2000 and 1999.

         Our current application development projects include:

         o The development of version 2.0 of our SVI Retail Enterprise Solution suite. This version will offer significant enhancements to our current version 1.5, which is still being deployed by many of our customers. Version 2.0 is expected to be available later in calendar year 2002.
         o The development of the SVI Retail Enterprise Solution architecture using the Java programming language. A Java-based application will be able to operate on virtually any hardware platform, and will allow for greater centralization of the control system environment. We have completed the redevelopment of the Eye portion of SVI Retail Enterprise Solution suite in Java. We are continuing to redevelop other portions and modules of the solution in Java as new features and enhancements are introduced.
         o The continued improvement of our single version Store Solution application, OnePointe. We introduced this offering in the fourth quarter of fiscal 2000, and we are continuing to enhance its features and functions.
         o The development of a Replenishment application that is currently in "beta" testing with customers.

COMPETITION

         The markets for our application technology and services are highly competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. We expect competition to increase in the future as open systems architecture becomes more common and as more companies compete in the emerging electronic commerce market.

         The largest of our competitors offering end-to-end retail solutions is JDA Software Group, Inc. Other suppliers offer one or more of the components of our solution. For enterprise solutions, our competitors include Retek Inc., SAP AG, and STS Systems (now part of NSB Retail Systems PLC). For store solutions, our competitors include Datavantage, Inc., Applied Digital Solutions, Inc., and CRS Retail Systems, Inc. Our Direct to Consumer applications compete with Smith Gardner & Associates, Inc., and CommercialWare, Inc. Our professional services offerings compete with the professional service groups of our competitors as well as locally based service providers in many of the territories in which we do business. Our strategic partners, including IBM, NCR and Fujitsu, represent potential competitors as well.

         We believe the principal competitive factors in the retail solutions industry are price, application features, performance, retail application expertise, availability of expert professional services, quality, reliability, reputation, timely introduction of new offerings, effective distribution networks, customer service, and quality of end-user interface.

         We believe we currently compete favorably with respect to these factors. In particular, we believe that our competitive advantages include:

                  o Proven, single version technology reducing implementation costs and risks and providing continued forward migration for our customers;
                  o Extensive retail application experience in all elements of the company, including Professional Services, Development, Customer Support, Sales and Marketing/Technology Management;
                  o        Ability to provide expert Professional Services;
                  o        Large and loyal customer base;
                  o Hardware platform independent Store Solution (POS) application;
                  o Breadth of our application technology suite including its multi-channel retailing capabilities; and
                  o        Our customer centric corporate culture.

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

PROPRIETARY RIGHTS

         Our success and ability to compete depend in part on our ability to develop and maintain the proprietary aspects of our technologies. We rely on a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual provisions, to protect our various proprietary applications and technologies. We seek to protect our source code, documentation and other written materials under copyright and trade secret laws. We license our software under license agreements that impose restrictions on the ability of the customer to use and copy the software. These safeguards may not prevent competitors from imitating our applications and services or from independently developing competing applications and services, especially in foreign countries where legal protections of intellectual property may not be as strong or consistent as in the United States.

         We hold no patents. Consequently, others may develop, market and sell applications substantially equivalent to our applications, or utilize technologies similar to those used by us, so long as they do not directly copy our applications or otherwise infringe our intellectual property rights.

         We license and integrate technology from third parties in certain of our applications. For example, we license IBM OS/400 for our Enterprise and Direct to Consumer Solutions, Microsoft Windows for our store solution applications, and Lansa Inc.'s LANSA for our Direct to Consumer application. These third-party licenses generally require us to pay royalties and fulfill confidentiality obligations. Any termination of, or significant disruption in, our ability to license these products could cause delays in the releases of our software until equivalent technology can be obtained and integrated into our applications. These delays, if they occur, could have a material adverse effect on our business, operating results and financial condition.

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

         Although we believe that our application technology does not infringe on any third-party's patents or proprietary rights, we cannot be certain that we will not become involved in litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and we do not know if we will have the necessary financial resources to defend or prosecute our rights in connection with any such litigation. Responding to, defending or bringing claims related to our intellectual property rights may require our management to redirect our human and monetary resources to address these claims. In addition, these actions could cause delivery delays or require us to enter into royalty or license agreements. Royalty or license agreements, if required, may not be available on terms acceptable to us, if they are available at all. Any or all of these outcomes could have a material adverse effect on our business, operating results and financial condition.

ASSOCIATES

         At March 31, 2001, we had a total of 267 associates, 187 of which were based in the United States and 80 of which were based in the United Kingdom and Australia. Of the total, 15% were engaged in sales and marketing, 42% were engaged in application technology development projects, 27% were engaged in professional services, and 16% were in general and administrative. We believe our relations with our associates are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

RISK FACTORS

         Investors should carefully consider the following risk factors and all other information contained in this Form 10-K. Investing in our common stock involves a high degree of risk. In addition to those described below, risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and our investors may lose all or part of their investment. See the note regarding forward-looking statements included at the beginning of this Form 10-K.

WE INCURRED LOSSES IN FISCAL YEARS 2001 AND 2000. OUR INDEPENDENT AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We incurred a loss of $28.9 million in the fiscal year ended March 31, 2001, and a loss of $4.1 million in the fiscal year ended March 31, 2000. The loss in the fiscal year ended March 31, 2001 was due to impairments of assets, change in sales mix toward lower margin services, depreciation and amortization of intangible assets, debt service expenses and development expenses. The loss in fiscal 2000 was due to insufficient increases in revenue to offset the increases in general and administrative expenses such as depreciation, amortization and interest expenses associated with our acquisition of Island Pacific Systems Corporation. Due to these losses and our negative working capital, our independent auditors have noted in their report on our financial statements a substantial doubt about our ability to continue as a going concern. We will need to generate additional revenue to achieve profitability in future periods. Failure to achieve profitability, or maintain profitability if achieved, may have a material adverse effect on our business and stock price.

WE HAVE NEGATIVE WORKING CAPITAL, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

         At March 31, 2001, we had negative working capital of $4.2 million. During the last two quarters of fiscal 2001, we had difficulty meeting operating expenses, including interest payments on debt, lease payments and supplier obligations. We have extended payment terms with our trade creditors wherever possible. Due to our negative working capital and losses from operations, our independent auditors have noted in their report on our financial statement substantial doubt about our ability to continue as a going concern.

         We were unable to make timely, monthly lease payments due for our Irvine and San Diego facilities during the fourth quarter of fiscal 2001. We renegotiated lease terms with the landlord of our Irvine facility in April 2001 and are currently in compliance with terms. We are in arrears in lease payments for our San Diego facility. We are working to negotiate an assignment of this lease with the landlord to a new tenant, and we plan to move to smaller facilities in the greater San Diego area. If we are unable to successfully complete these negotiations, we may be forced to vacate our San Diego facilities earlier than planned. This would have an adverse affect on our business and operations.

         As a result of extended payment arrangements with suppliers, we may be unable to secure products and services necessary to continue operations at current levels from these suppliers. In that event, we will have to obtain these products and services from other parties, which could result in adverse consequences to our business, operations and financial condition.

OUR NET SALES HAVE DECLINED. WE EXPERIENCED A SUBSTANTIAL DECREASE IN APPLICATION SOFTWARE LICENSE SALES.

         Our net sales decreased by 10% in the fiscal year ended March 31, 2001 compared to the fiscal year ended March 31, 2000. This decrease in net sales reflected a substantial decrease in new application software license sales, which we believe was due principally to inadequate staffing of our sales force. We have taken steps to strengthen our sales force, but our typically long sales cycles make it difficult to evaluate whether and when sales will improve. We cannot be sure that the decline in sales was not due to other factors which might continue to negatively affect sales.

OUR SALES CYCLES ARE LONG AND LENGTHENED IN FISCAL 2001. THIS MAKES IT DIFFICULT FOR US TO PREDICT REVENUES AND BUDGET EXPENSES.

         The length of our sales cycles results in fluctuations in our operating results, which could cause our stock price to decline. Our sales cycles vary substantially from customer to customer. Our sales cycles historically ranged from three to twelve months, but we experienced an overall lengthening in sales cycles during the 2001 fiscal year. Our sales cycles may remain extended in future periods and adversely affect our business, financial condition and results of operations.

         Our software applications are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the retail enterprise. In many cases, our customers must change established business practices when they install our software. Our sales staff must dedicate significant time consulting with a potential customer concerning the substantial technical and business concerns associated with implementing our products. The purchase of our products is often discretionary, so lengthy sales efforts may not result in a sale. Moreover, it is difficult to predict when a license sale will occur.

WE DO NOT EXPECT TO ACHIEVE OUR HISTORICAL RATE OF GROWTH.

         We experienced growth in fiscal years prior to 2001, but most of our growth in these prior fiscal years was due to acquisitions. We do not presently intend to engage in any significant acquisitions. Our net sales declined in fiscal 2001, and our net sales may not grow at the rate they grew in prior fiscal years.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, many of which are outside of our control. If revenue declines in a quarter, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, application development and general and administrative expenses do not change significantly with variations in revenue in a quarter. It is likely that in some future quarter our net sales or operating results will be below the expectations of public market analysts or investors. If that happens, our stock price will likely decline.

OUR REVENUE MAY VARY FROM PERIOD TO PERIOD, WHICH MAKES IT DIFFICULT TO PREDICT FUTURE RESULTS.

         Factors outside our control that could cause our revenue to fluctuate significantly from period to period include:

         o the size and timing of individual orders, particularly with respect to our larger customers;
         o        general health of the retail industry and the overall economy;
         o technological changes in platforms supporting our software products;
         o customer order deferrals in anticipation of our and our competitors' new offerings; and
         o        market acceptance of new applications and related services.

         The factors within our control include:

         o        acquisitions and dispositions of businesses;
         o        changes in our strategies; and
         o        non-recurring sales of assets and technologies.

         In particular, we usually deliver our software applications when contracts are signed, so order backlog at the beginning of any quarter may represent only a portion of that quarter's expected revenues. As a result, application license revenues in any quarter are substantially dependent on orders booked and delivered in that quarter, and this makes it difficult for us to accurately predict revenues. We have experienced, and we expect to continue to experience, quarters or periods where individual application license or services orders are significantly larger than our typical application license or service orders. Because of the nature of our offerings, we may get one or more large orders in one quarter from a customer and then no orders the next quarter.

OUR EXPENSES MAY VARY FROM PERIOD TO PERIOD, WHICH COULD AFFECT QUARTERLY RESULTS AND OUR STOCK PRICE.

         If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations would be adversely affected and we may incur losses for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

         o the extent of marketing and sales efforts necessary to promote and sell our applications and services;
         o        the timing and extent of our development efforts; and
         o        the timing of personnel hiring.

IT IS DIFFICULT TO EVALUATE OUR PERFORMANCE BASED ON PERIOD TO PERIOD COMPARISONS OF OUR RESULTS.

         The many factors which can cause revenues and expenses to vary make meaningful period to period comparisons of our results difficult. We do not believe period to period comparisons of our financial performance are necessarily meaningful, and you cannot rely on them as an indication of our future performance.

WE MAY EXPERIENCE SEASONAL DECLINES IN SALES, WHICH COULD CAUSE OUR OPERATING RESULTS TO FALL SHORT OF EXPECTATIONS IN SOME QUARTERS.

         We may experience slower sales of our applications and services from October through December of each year as a result of retailers' focus on the holiday retail-shopping season. This can negatively affect revenues in our third fiscal quarter and in other quarters, depending on our sales cycles.

WE BELIEVE THAT THE VALUE OF A LARGE NOTE RECEIVABLE DEPENDS ON THE VALUE OF ITS COLLATERAL, WHICH CONSISTS OF STOCK IN A U.K. COMPANY.

         Our March 31, 2001 balance sheet includes a $7.0 million note receivable. This note is secured by 1,536,000 shares or approximately 11% of the outstanding common stock of Integrity Software, Inc. We do not believe the obligor under the note has significant assets other than the Integrity shares securing the note. The obligor is an entity affiliated with Integrity, and its ability to sell the Integrity shares to repay the note is limited by law and by market conditions. Our ability to sell the Integrity shares upon foreclosure of the note may be similarly limited.

         During the fiscal year ended March 31, 2001, we determined that the value of this note receivable was impaired, and we wrote off a total of $7.6 million as a valuation allowance. If we experience further impairment in the value of the note receivable, our assets will decline and we will incur a charge in the quarter in which the impairment occurs equal to the amount of the impairment. This will adversely affect our results for that quarter, and may cause our stock price to decline. We obtained an independent valuation of the Integrity shares securing the note at March 31, 2001, which supported the value shown on our March 31, 2001 balance sheet.

WE HAVE SUBSTANTIAL DEBT WHICH ADVERSELY AFFECTS US.

         We have a substantial amount of debt, including the following as of June 29, 2001:

         o A $7.4 million term loan from Union Bank due May 1, 2002, unless extended to November 1, 2002 upon us meeting various conditions and financial covenants. The bank loan is secured by substantially all of our assets and those of our U.S. retail and training products subsidiaries, and 65% of the stock of our Australian subsidiary.
         o An $11.4 million subordinated promissory note, including accrued interest to Softline Limited, our majority stockholder, due November 1, 2002, or May 1, 2003 if the Union Bank loan is extended.
         o A $0.5 million obligation under a line of credit from National Australia Bank which has been called due.
         o        $1.3 million to stockholders, due on demand.
         o $1.25 million in convertible notes issued in May and June of 2001, to entities related to ICM Asset Management due August 1, 2001.

         The substantial amount of our indebtedness impacts us in a number of ways:

         o We have to dedicate a portion of cash flow from operations to principal and interest payments on the debt, which reduces funds available for other purposes.
         o We may not have sufficient funds to pay monthly principal and interest payments, which could lead to a default.
         o The existing debt makes it difficult for us to obtain additional financing for working capital or other purposes.
         o The debt detracts from our ability to successfully withstand downturns in our business or in the economy.
         o If we default on our Union Bank indebtedness, the bank could take control of the substantial majority of our assets.

         During the past two fiscal years, we renegotiated on several occasions our agreements with Union Bank after we were unable to make payments which would otherwise have been required under these agreements. Union Bank may not be willing to renegotiate our indebtedness in the future if we are unable to make required payments. We will likely need outside sources of capital to make the required principal payments on our Union Bank and Softline obligations.

         These factors generally place us a disadvantage to our less leveraged competitors. Any or all of these factors could cause our stock price to decline.

OUR BANK LOAN IMPOSES RESTRICTIONS ON US AND ON OUR ABILITY TO TAKE IMPORTANT ACTIONS. THESE RESTRICTIONS MAY AFFECT OUR ABILITY TO SUCCESSFULLY OPERATE OUR BUSINESS.

         We are restricted by the terms of our outstanding Union Bank loan agreement from taking various actions, such as incurring additional indebtedness, paying dividends, paying subordinated obligations, entering into transactions with affiliates, merging with other entities and selling all or substantially all of our assets. These restrictions could also limit our ability to obtain future financing, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise conduct our business. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under the Union Bank loan. A breach of any of these provisions could result in a default under the loan agreement, and upon a default, Union Bank could declare all indebtedness immediately due and payable. If we were unable to pay those amounts, Union Bank could take control of the substantial majority of our assets.

A SECURED LENDER TO OUR AUSTRALIAN SUBSIDIARY HAS DEMANDED PAYMENT OF AMOUNTS DUE UNDER OUR GUARANTEE. THE LENDER MAY TAKE CONTROL OF OUR AUSTRALIAN SUBSIDIARY.

         In April 2001 we received a demand under our guarantee of our Australian subsidiary's AUS$1 million (approximately US$510,000) line of credit for the full amount owed of US$0.5 million. The line of credit is secured by substantially all of the assets of our Australian subsidiary. We have been negotiating with the lender, National Australia Bank Limited, to resolve the situation. If we are unable to resolve this matter, the Bank could take control of substantially all of the assets of our Australian subsidiary, and we could be held responsible under our guarantee for any amounts which remained unsatisfied. Our Australian subsidiary contributed approximately $5.0 million of our consolidated net sales during fiscal 2001, but incurred a net loss of $5.0 million and had total assets of $3.4 million at March 31, 2001.

FLUCTUATIONS IN INTEREST RATES COULD INCREASE OUR INTEREST EXPENSE AND REDUCE CASH AVAILABLE FOR OTHER PURPOSES.

         Our indebtedness with Union Bank and some of our other indebtedness require us to pay interest based on a rate which floats with market interest rates. If market interest rates increase, our interest expense will increase, which will reduce our earnings and reduce cash available for other purposes. At March 31, 2001, our total borrowings subject to variable interest rates was $9.1 million. Based on this balance, a one percent increase in interest rates would cause a change in interest expense of approximately $91,000 on an annual basis.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

         Our cash from operations has not been sufficient to meet our operational needs, and we have relied on capital from related parties. Softline loaned us $10 million to make a required principal payment on our Union Bank term loan in July 2000. A subsidiary of Softline loaned us an additional $600,000 in November 2000 to meet working capital needs. This loan was repaid in February 2001, in part with $400,000 we borrowed from Barry M. Schechter, our Chairman. We borrowed an additional $164,000 from Mr. Schechter in March 2001 for operational needs related to our Australian subsidiary. Also, during fiscal 2000, Softline exercised options to purchase shares of SVI common stock for net proceeds of $4.8 million. We used these proceeds to finance a portion of our operations, including interest payments on debt. In June 1999 we borrowed $2.3 million ($1.3 million of which is outstanding as of March 31, 2001) from three of our stockholders to pay a portion of the purchase price for Island Pacific.

         We may not be able to obtain capital from related parties in the future. Neither Softline, Mr. Schechter, nor any other officers, directors, stockholders or related parties are under any obligation to continue to provide cash to meet our future liquidity needs. Moreover, Softline's ability to continue to finance our liquidity needs is limited by Softline's cash resources and by South African currency exchange laws.

WE NEED TO RAISE CAPITAL TO REPAY DEBT AND FUND OUR OPERATIONS. OBTAINING THIS CAPITAL COULD IMPAIR THE VALUE OF YOUR INVESTMENT.

         We need to raise capital to discharge our aged payables. We will also likely need to raise capital to make the required principal payments on our Union Bank and Softline obligations. We may also need to raise further capital to:

         o        support unanticipated capital requirements;
         o        take advantage of acquisition or expansion opportunities;
         o        continue our current development efforts;
         o        develop new applications or services; or
         o        address working capital needs.

         Our future capital requirements depend on many factors including our application development, sales and marketing activities. We do not know whether additional financing will be available when needed, or available on terms acceptable to us. If we cannot raise needed funds for the above purposes on acceptable terms, we may be forced to curtail some or all of the above activities and we may not be able to grow our business or respond to competitive pressures or unanticipated developments.

         We may raise capital through public or private equity offerings or debt financings. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock.

WE HAVE ENTERED INTO A MEMORANDUM OF UNDERSTANDING WITH SOFTLINE AND AN OUTSIDE INVESTOR TO REDUCE OUR INDEBTEDNESS TO SOFTLINE AND SELL OUR IBIS NOTE. THIS TRANSACTION IS SUBJECT TO CONTINGENCIES WHICH MAY NOT BE SATISFIED.

         In May 2001, we entered into a memorandum of understanding with Shmulik Stein International Investments (SSII) and Softline to reduce our indebtedness and provide us financing and liquidity. For further discussion of the terms of this memorandum of understanding, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "SSII-Softline Memorandum of Understanding". This transaction is subject to completion of definitive documentation and final approval by the board of directors of SVI and Softline. Under the rules of the American Stock Exchange, the transactions contemplated may also require the approval of our stockholders.

         If this transaction is consummated, it will result in substantial dilution to our existing stockholders. If the transaction is not consummated, we will likely need to find alternative sources of capital to repay our indebtedness to Union Bank and to Softline when those obligations come due. Such capital may not be available on terms and conditions acceptable to us, or at all.

INTANGIBLE ASSETS REPRESENT 74% OF OUR TOTAL ASSETS AS OF MARCH 31, 2001 AND REPRESENT MORE THAN OUR STOCKHOLDERS' EQUITY. WE MAY HAVE TO IMPAIR OR WRITE-OFF THESE ASSETS, WHICH WILL CAUSE A CHARGE TO EARNINGS AND COULD MAKE IT MORE DIFFICULT TO OBTAIN FINANCING.

         The large percentage of our assets and stockholders' equity represented by goodwill, capitalized software, non-compete agreements and other intangible assets makes us susceptible to very large impairments and write-offs. These impairments can in turn cause very large one-time losses, which could cause our stock price to decline. Impairments of goodwill and capitalized software related to our Australian operations resulted in an impairment loss of $8.9 million the fourth quarter in fiscal 2001.

         Consistent with generally accepted accounting principles, we evaluate our long-lived assets, including our intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If we determine an asset is impaired, we will write-off the difference between the carrying value and the fair value of the asset. At each balance sheet date, we also evaluate on a product-by-product basis the unamortized capital cost of computer software compared to the net realizable value of that product. We will write-off any excess in unamortized capital costs of a computer software product over the product's net realizable value. Any impairment of an asset will be a charge against earnings for the quarter in which it occurs.

         Any such impairments will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

         Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 22% of our net sales were outside North America, principally in Australia and the United Kingdom, in the fiscal year ended March 31, 2001 and approximately 37% of our net sales were outside North America, also in Australia and the United Kingdom, in the fiscal year ended March 31, 2000. Most of our international sales are denominated in the local currency rather than U.S. dollars. In particular, sales denominated in Australian dollars accounted for 15% of our net sales in fiscal 2001 and 23% of our net sales in fiscal 2000.

         Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

IF WE CANNOT MANAGE ADDITIONAL CHALLENGES PRESENTED BY OUR INTERNATIONAL OPERATIONS, OUR REVENUES AND PROFITABILITY MAY SUFFER.

         A portion of our net sales are outside the United States and part of our growth strategy depends on increasing international sales. If we cannot increase our international sales, we may not be able to achieve our business objectives. We have already devoted resources to, and expect to continue to devote resources to, our expansion into foreign countries, particularly to expand our sales force. To increase international sales in the future, we must establish additional foreign operations, hire additional personnel and further exploit strategic relationships. The countries in which we operate may not have a sufficient pool of qualified personnel from which to hire, and we may not be successful at hiring, training or retraining personnel.

         There are many risks inherent in our international business activities. For example:

         o we are subject to many foreign regulatory requirements which may change without notice;
         o our expenses related to sales and marketing and development may increase;
         o localizing products for foreign countries involves costs and risks of non-acceptance;
         o we are subject to various export restrictions, and export licenses may not always be available;
         o        we are subject to foreign tariffs and other trade barriers;
         o we may become subject to higher tax rates or taxation in more than one jurisdiction;
         o some of the foreign countries that we deal with suffer from political and economic instability;
         o we may have less protection for our intellectual property rights;
         o consulting, maintenance and service revenues may have lower margins in foreign countries;
         o        we may not be able to move earnings back to the United States;
         o it can be more difficult to staff and manage our foreign operations; and
         o        we may have difficulty collecting accounts receivable.

         Any of these factors could negatively affect our financial performance and results of operations and cause our stock price to decline.

WE HAVE A SINGLE CUSTOMER REPRESENTING A SIGNIFICANT AMOUNT OF OUR BUSINESS.

         Toys "R" Us, accounted for 29% of our net sales for the fiscal year ended March 31, 2001 and 15% of our net sales for the fiscal year ended March 31, 2000. We expect increased sales to Toys "R" Us for fiscal 2002. A reduction, delay or cancellation of orders from Toys "R" Us would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys "R" Us or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

IF WE LOSE THE SERVICES OF ANY MEMBER OF OUR SENIOR MANAGEMENT OR KEY TECHNICAL AND SALES PERSONNEL, OR IF WE ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED.

         We are heavily dependent on Thomas A. Dorosewicz, our CEO, and on other key management personnel. Mr. Dorosewicz has an employment agreement with us. Mr. Dorosewicz's employment agreement may be terminated on 30 days notice. We also believe our future success will depend largely upon our ability to attract and retain highly-skilled software programmers, managers, and sales and marketing personnel. Competition for personnel is intense, particularly in international markets. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We compete against numerous companies, including larger, more established companies, for our personnel. We may not be successful in attracting or retaining skilled sales, technical and managerial personnel. The loss of key employees or our inability to attract and retain other qualified employees could negatively affect our financial performance and cause our stock price to decline.

WE ARE DEPENDENT ON THE RETAIL INDUSTRY, AND IF ECONOMIC CONDITIONS IN THE RETAIL INDUSTRY DECLINE, OUR REVENUES MAY DECLINE. RETAIL SALES MAY BE SLOWING.

         Our future growth is critically dependent on increased sales to the retail industry. We derive the substantial majority of our revenues from the licensing of software applications and the performance of related professional and consulting services to the retail industry. Demand for our applications and services could decline in the event of consolidation, instability or downturns in the retail industry. This decline would likely cause reduced sales and could impair our ability to collect accounts receivable. The result would be reduced earnings and weakened financial condition, each or both of which would likely cause our stock price to decline.

         The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. Recent indications are that retail sales for the later half of 2000 and the first half of 2001 were below expectations and the current economic slowdown may have adversely affected the retail industry. This may cause deferred or abandoned purchasing decisions for our applications and services. In addition, the retail industry may be consolidating, and it is uncertain how consolidation will affect the industry.

OUR GROWTH IS DEPENDENT ON DEVELOPING OUR DIRECT SALES OR EXPANDING INTO OTHER DISTRIBUTION CHANNELS. OTHER DISTRIBUTION CHANNELS CREATE RISKS THAT WE MAY NOT MANAGE SUCCESSFULLY.

         In order to grow, we may find it necessary to expand our distribution channels beyond direct sales, which constitute the majority of our sales. If we begin to use resellers, they may compete with our direct sales. If we cannot expand our direct sales, develop additional distribution channels, or manage any potential channel conflicts, our sales may not grow.

WE RELY ON THIRD-PARTY SUPPLIERS, AND A DISRUPTION IN SUPPLY WOULD NEGATIVELY IMPACT OUR ABILITY TO MEET CUSTOMER DEMANDS.

         We rely on technology licensed from third parties, including Microsoft for the Windows operating system, IBM for the OS/400 operating system and the Websphere Commerce Suite, and Lansa Inc. for integrated AS/400 software development tools. Any termination of, or significant disruption in, our ability to license these products would adversely affect our business and revenues. Our licenses from each of these providers are non-exclusive. In addition, any technical problems or errors with current or future versions of these licensed products could cause errors or technical problems in our applications, which could result in loss of sales, delays in or elimination of market acceptance, damage to our brand or to our reputation, product returns, increased costs, and diversion of development resources, product redesigns and increased warranty and servicing costs.

IF WE CANNOT EXPAND INTO CERTAIN MARKET SECTORS, WE MAY NOT BE ABLE TO GROW OUR BUSINESS.

         In order to grow our business, we need to expand our customer base and the types of retailers we serve. We currently serve only the specialty goods, mass merchants and department store markets. Our applications and services may not gain acceptance in or meet the expectations and needs of other sectors.

WE MAY NOT BE ABLE TO MAINTAIN OR IMPROVE OUR COMPETITIVE POSITION BECAUSE OF THE INTENSE COMPETITION IN THE RETAIL SOFTWARE INDUSTRY.

         We conduct business in an industry characterized by intense competition. Most of our competitors are very large companies with an international presence. We must also compete with smaller companies which have been able to develop strong local or regional customer bases. Many of our competitors and potential competitors are more established, benefit from greater name recognition and have significantly greater resources than us. Our competitors may also have lower cost structures and better access to the capital markets than us. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may:

         o introduce new technologies that render our existing or future products obsolete, unmarketable or less competitive;
         o make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, which would increase the ability of their products to address the needs of our customers; and
         o establish or strengthen cooperative relationships with our current or future strategic partners, which would limit our ability to compete through these channels.

         We could be forced to reduce prices and suffer reduced margins and market share due to increased competition from providers of offerings similar to, or competitive with, our applications, or from service providers that provide services similar to our services. Competition could also render our technology obsolete. For a further discussion of competitive factors in our industry, see -"Competition" above.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, SO OUR SUCCESS DEPENDS HEAVILY ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW APPLICATIONS AND RELATED SERVICES.

         The retail software industry is characterized by rapid technological change, evolving standards and wide fluctuations in supply and demand. We must cost-effectively develop and introduce new applications and related services that keep pace with technological developments to compete. If we do not gain market acceptance for our existing or new offerings or if we fail to introduce progressive new offerings in a timely or cost-effective manner, our financial performance will suffer.

         The success of application enhancements and new applications depends on a variety of factors, including technology selection and specification, timely and efficient completion of design, and effective sales and marketing efforts. In developing new applications and services, we may:

         o fail to respond to technological changes in a timely or cost-effective manner;
         o encounter applications, capabilities or technologies developed by others that render our applications and services obsolete or non-competitive or that shorten the life cycles of our existing applications and services;
         o experience difficulties that could delay or prevent the successful development, introduction and marketing of these new applications and services; or
         o fail to achieve market acceptance of our applications and services.

         The life cycles of our applications are difficult to estimate, particularly in the emerging electronic commerce market. As a result, new applications and enhancements, even if successful, may become obsolete before we recoup our investment.

OUR PROPRIETARY RIGHTS OFFER ONLY LIMITED PROTECTION AND OUR COMPETITORS MAY DEVELOP APPLICATIONS SUBSTANTIALLY SIMILAR TO OUR APPLICATIONS AND USE SIMILAR TECHNOLOGIES WHICH MAY RESULT IN THE LOSS OF CUSTOMERS. WE MAY HAVE TO BRING COSTLY LITIGATION TO OUR PROPRIETARY RIGHTS.

         Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspects of our intellectual property. Our intellectual property includes our trademarks, trade secrets, copyrights and other proprietary information. Our efforts to protect our intellectual property may not be successful. Effective copyright and trade secret protection may be unavailable or limited in some foreign countries. We hold no patents. Consequently, others may develop, market and sell applications substantially equivalent to ours or utilize technologies similar to those used by us, so long as they do not directly copy our applications or otherwise infringe our intellectual property rights.

         We may find it necessary to bring claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. These actions would likely be costly and divert management resources. These actions could also result in counterclaims challenging the validity of our proprietary rights or alleging infringement on our part. The ultimate outcome of any litigation will be difficult to predict.

OUR APPLICATIONS MAY INFRINGE ON THE PROPRIETARY RIGHTS OF THIRD PARTIES, WHICH MAY EXPOSE US TO LITIGATION.

         We may become involved in litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and we do not know if we will have the necessary financial resources to defend or prosecute our rights in connection with any such litigation. Responding to and defending claims related to our intellectual property rights, even ones without merit, can be time consuming and expensive and can divert management's attention from other business matters. In addition, these actions could cause application delivery delays or require us to enter into royalty or license agreements. Royalty or license agreements, if required, may not be available on terms acceptable to us, if they are available at all. Any or all of these outcomes could have a material adverse effect on our business, operating results and financial condition.

IF OUR APPLICATIONS ARE NOT COMPATIBLE WITH HARDWARE OR SOFTWARE PRODUCTS, OUR SALES COULD SUFFER.

         Software sales can often be driven by advances in hardware or operating system technology. If providers do not, or are unable to, continue to provide state-of-the-art POS and enterprise hardware which runs our applications, our financial performance may suffer. We do not develop hardware or operating systems, so we are dependent upon third-party providers to develop the hardware platforms and operating systems on which our applications run.

DEVELOPMENT AND MARKETING OF OUR OFFERINGS DEPENDS ON STRATEGIC RELATIONSHIPS WITH OTHER COMPANIES. OUR EXISTING STRATEGIC RELATIONSHIPS MAY NOT ENDURE AND MAY NOT DELIVER THE INTENDED BENEFITS, AND WE MAY NOT BE ABLE TO ENTER INTO FUTURE STRATEGIC RELATIONSHIPS.

         Since we do not possess all of the technical and marketing resources necessary to develop and market our offerings to their target markets, our business strategy substantially depends on our strategic relationships. While some of these relationships are governed by contracts, most are non-exclusive and all may be terminated on short notice by either party. If these relationships terminate or fail to deliver the intended benefits, our development and marketing efforts will be impaired and our revenues may decline. We may not be able to enter into new strategic relationships, which could put us at a disadvantage to those of our competitors which do successfully exploit strategic relationships.

OUR PRIMARY COMPUTER AND TELECOMMUNICATIONS SYSTEMS ARE IN A LIMITED NUMBER OF GEOGRAPHIC LOCATIONS, WHICH MAKES THEM MORE VULNERABLE TO DAMAGE OR INTERRUPTION. THIS DAMAGE OR INTERRUPTION COULD HARM OUR BUSINESS.

         Substantially all of our primary computer and telecommunications systems are located in two geographic areas. These systems are vulnerable to damage or interruption from fire, earthquake, water damage, sabotage, flood, power loss, technical or telecommunications failure or break-ins. Our business interruption insurance may not adequately compensate us for our lost business and will not compensate us for any liability we incur due to our inability to provide services to our customers. Although we have implemented network security measures, our systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These disruptions could lead to interruptions, delays, loss of data or the inability to service our customers. Any of these occurrences could impair our ability to serve our customers and harm our business.

IF PRODUCT LIABILITY LAWSUITS ARE SUCCESSFULL BROUGHT AGAINST US, WE MAY INCUR SUBSTANTIAL LIABILITIES AND MAY BE REQUIRED TO LIMIT COMMERCIALIZATION OF OUR APPLICATIONS.

         Our business exposes us to product liability risks. Any product liability or other claims brought against us, if successful and of sufficient magnitude, could negatively affect our financial performance and cause our stock price to decline.

         Our applications are highly complex and sophisticated and they may occasionally contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of our applications may involve customer-specific customization by us or third parties, and may involve integration with systems developed by third parties. These aspects of our business create additional opportunities for errors and defects in our applications and services. Problems in the initial release may be discovered only after the application has been implemented and used over time with different computer systems and in a variety of other applications and environments. Our applications have in the past contained errors that were discovered after they were sold. Our customers have also occasionally experienced difficulties integrating our applications with other hardware or software in their enterprise.

         We are not currently aware of any defects in our applications that might give rise to future lawsuits. However, errors or integration problems may be discovered in the future. Such defects, errors or difficulties could result in loss of sales, delays in or elimination of market acceptance, damage to our brand or to our reputation, returns, increased costs and diversion of development resources, redesigns and increased warranty and servicing costs. In addition, third-party products, upon which our applications are dependent, may contain defects which could reduce or undermine entirely the performance of our applications.

         Our customers typically use our applications to perform mission-critical functions. As a result, the defects and problems discussed above could result in significant financial or other damage to our customers. Although our sales agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, we do not know if these limitations of liability are enforceable or would otherwise protect us from liability for damages to a customer resulting from a defect in one of our applications or the performance of our services. Our product liability insurance may not cover all claims brought against us.

SOFTLINE LIMITED OWNS A MAJORITY OF OUR COMMON STOCK, SO WE MAY BE EFFECTIVELY CONTROLLED BY SOFTLINE AND OUR OTHER STOCKHOLDERS ARE UNABLE TO AFFECT THE OUTCOME OF STOCKHOLDER VOTING.

         Softline Limited beneficially owns slightly over 50% of our outstanding common stock. Softline has nine directors, three of which are on our board of directors. None of our executive officers are on Softline's board. We therefore do not control Softline. You will not be able to affect the outcome of any stockholder vote so long as Softline owns a majority of our common stock. As a result, Softline will control all matters affecting us, including:

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

OUR BUSINESS MAY BE DISADVANTAGED OR HARMED IF SOFTLINE'S INTERESTS RECEIVE PRIORITY OVER OUR INTERESTS.

         Conflicts of interest have and will continue to arise between Softline and us in a number of areas relating to our past and ongoing relationships. Conflicts may not be resolved in a manner that is favorable to us, and such conflicts may result in harmful consequences to our business or prospects.

SOME OF OUR DIRECTORS ARE ALSO DIRECTORS OR EXECUTIVE OFFICERS OF SOFTLINE, WHICH COULD CAUSE SOFTLINE'S INTERESTS TO RECEIVE PRIORITY OVER OUR INTERESTS.

         Ivan M. Epstein, Steven Cohen and Gerald Rubenstein, each of whom is one of our directors, are also directors or executive officers of Softline. These directors may consider not only the short-term and long-term impact of financial and operating decisions on us, but also the impact of these decisions on Softline's financial results and its stockholders. In some instances, the impact of these decisions could be disadvantageous to us while advantageous to Softline.

SOFTLINE'S INFLUENCE ON OUR COMPANY COULD MAKE IT DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, WHICH COULD DEPRESS OUR STOCK PRICE.

         Softline's control over our management and affairs, and over potential business combinations, could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business or our stockholders. As a result, Softline's control could reduce the price that investors may be willing to pay in the future for shares of our stock, or could prevent any party from attempting to acquire us at any price.

OUR BUSINESS MAY SUFFER BECAUSE WE ENTERED INTO AGREEMENTS WITH SOFTLINE THAT ARE NOT BASED ON ARM'S LENGTH NEGOTIATIONS.

         We have in the past entered into various agreements with Softline, and have a memorandum of understanding to do so in the future. We owe $11.4 million to Softline under a subordinated promissory note due November 1, 2002 (which may be extended to May 1, 2003). We also have a memorandum of understanding the terms of which include an exchange of 7,000,000 of our common shares in satisfaction of $7 million of indebtedness to Softline, and an exchange of the approximately $4.4 million balance of the existing note for a convertible note in the same principal amount. We also borrowed $0.6 million from a subsidiary of Softline in November 2000, which bore interest at 10% per annum until repayment in February 2001. For a further discussion of our agreements with Softline, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Certain Relationships and Related Transactions" (incorporated by reference in this Form 10-K). None of these agreements resulted from arm's length negotiations. These agreements may include terms and conditions that may be more or less favorable to us than terms contained in similar agreements negotiated with third parties.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE, AND HAS RECENTLY DECLINED.

         The market price of our common stock has been, and is likely to continue to be, volatile. When we or our competitors announce new customer orders or services, change pricing policies, experience quarterly fluctuations in operating results, announce strategic relationships or acquisitions, change earnings estimates, experience government regulatory actions or suffer from generally adverse economic conditions, our stock price could be affected. Some of the volatility in our stock price may be unrelated to our performance. Recently, companies similar to ours have experienced extreme price fluctuations, often for reasons unrelated to their performance. For further information on our stock price trends, see "Market for Company's Common Equity and Related Stockholder Matters."

WE HAVE NEVER PAID A DIVIDEND ON OUR COMMON STOCK AND WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have not previously paid any cash or other dividend on our common stock. We anticipate that we will use our earnings and cash flow for repayment of indebtedness, to support our operations, and for future growth, and we do not have any plans to pay dividends in the foreseeable future. Our agreement with Union Bank prohibits us from paying dividends, and future equity financing(s) may further restrict our ability to pay dividends.

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

         We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. Our board of directors may determine the terms of preferred stock without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. We are actively seeking capital, and some of the arrangements we are considering may involve the issuance of preferred stock.

DELAWARE LAW AND SOME PROVISIONS OF OUR CHARTER AND BYLAWS MAY ADVERSELY AFFECT THE PRICE OF YOUR STOCK.

         Special meetings of our stockholders may be called only by the Chairman of the Board, the Chief Executive Officer or the Board of Directors. Stockholders have no right to call a meeting and may not act by written consent. Stockholders must also comply with advance notice provisions in our bylaws in order to nominate directors or propose matters for stockholder action. These provisions of our charter documents, as well as certain provisions of Delaware law, could delay or make more difficult certain types of transactions involving a change in control of the company or our management. Delaware law also contains provisions that could delay or make more difficult change in control transactions. As a result, the price of our common stock may be adversely affected.

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

         We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future be below the market price of our stock. If exercised in the money, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 597,000 shares outstanding which have exercise prices below the recent market price of our stock of $1.00 per share. We have options and warrants for 7.0 million shares outstanding at prices above the recent $1.00 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Our existing stock option plan currently has approximately 1,290,000 shares available for issuance. Future options issued under the plan may have further dilutive effects.

         Sales of shares pursuant to exercisable options and warrants could lead to subsequent sales of the shares in the public market, and could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.


ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal corporate headquarters consists of 19,621 square feet in a building located at 12707 High Bluff Drive, Suite 335, San Diego, California. The facility is occupied under a lease that expires on August 31, 2004. The current monthly rent is $41,229. We are actively seeking to negotiate an assignment of our lease at this location and to move to a less expensive facility in the San Diego area. Our primary operational office is in Irvine, California, where we occupy 26,521 square feet in a building located at 19800 MacArthur Blvd. This facility is occupied under a lease that expires on June 30, 2005. The current monthly rent is $55,620. We also occupy premises in the United Kingdom located at The Old Building, Mill House Lane, Wendens Ambo, Essex, England. The lease for this office building expires August 31, 2003. Annual rent is $43,280 (payable quarterly) plus common area maintenance charges and real estate taxes.

         SVI Retail Pty Limited (Australia) has its principal offices at Level 1, 35 Spring Street, Bondi Junction, Sydney, NSW 2022, Australia. This 14,393 square foot facility is leased through October 31, 2006. The current base monthly rent is $15,200. The Australian subsidiary also leases small regional offices in Adelaide and Melbourne.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any material legal proceedings, other than ordinary routine litigation proceedings incidental to our business, none of which are expected to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in existing or other matters may arise from time to time which may harm our business


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the American Stock Exchange under the symbol "SVI" and has traded on that exchange since July 8, 1998. The following table indicates the high and low sales prices for our shares for each quarterly period for each of our two most recent fiscal years.

YEAR ENDED MARCH 31, 2001                     HIGH                    LOW
First Quarter                                 $10.250                 $ 5.125
Second Quarter                                $ 7.063                 $ 4.760
Third Quarter                                 $ 5.000                 $ 0.950
Fourth Quarter                                $ 2.700                 $ 0.910

YEAR ENDED MARCH 31, 2000                     HIGH                    LOW
First Quarter                                 $14.750                $ 11.500
Second Quarter                                $13.188                $ 12.813
Third Quarter                                 $14.875                $  7.250
Fourth Quarter                                $14.375                $  9.000

         We have never declared any dividends. Our agreement with Union Bank prohibits us from paying dividends while the term loan from Union Bank is outstanding. We currently intend to retain any future earnings to discharge indebtedness and finance the growth and development of the business. We therefore we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends when we are permitted to do so will be at the discretion of the board of directors and will be dependent upon the future financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant.

         As of June 29, 2001 there were 37,914,744 shares of our common stock outstanding, which were held by approximately 79 stockholders of record.

         During the quarter ended March 31, 2001, we issued the following securities without registration under the Securities Act of 1933:

                  o 30,000 shares of common stock to a non-employee for payment of services, valued at $30,000
                  o 1,176,470 shares of common stock sold to accredited investors relating to the private placement for net proceeds of $984,965 (net of issuance costs of $15,035)
                  o 500,000 shares of common stock issued AMRO International, S.A., for $500,000 offset by $286,000 for penalty for late effectiveness of the registration statement.

         The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder, and an appropriate legend was placed on the shares.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of our last six fiscal years (including the six months ended March 31, 1998) are derived from the consolidated financial statements of SVI Solutions, Inc. (formerly SVI Holdings, Inc.). The consolidated financial statements as of March 31, 2001, March 31, 2000, and March 31, 1999 and the independent auditors' report thereon, are included elsewhere in this report.

                                                                            SIX MONTHS
                                                                               ENDED          YEAR ENDED
                                                 YEAR ENDED MARCH 31,        MARCH 31,       SEPTEMBER 30,
                                         ---------------------------------   ---------   ---------------------
                                            2001        2000        1999        1998        1997        1996
                                         ---------   ---------   ---------   ---------   ---------   ---------
                                                        (in thousands except for per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                $ 32,672    $ 36,114    $ 17,487    $ 11,198    $ 10,434    $    673

Cost of sales                              11,669      10,970       5,347       3,869       3,037         100
                                         ---------   ---------   ---------   ---------   ---------   ---------
     Gross profit                          21,003      25,144      12,140       7,329       7,397         573

Application development expenses            5,576       4,877
Selling, general and administrative
   expenses                                21,569      18,235       7,603       4,611       4,706       1,035
Other income                                  761         975       1,317         372         567         781
Gain on disposals of Softline Limited
   Shares                                                                       4,388       3,974
                                         ---------   ---------   ---------   ---------   ---------   ---------
     Income (loss) before interest
        expense, provision for income
        taxes, depreciation and
        amortization and impairment        (5,381)      3,007       5,854       7,478       7,232         319
        Depreciation and amortization      (9,540)     (7,942)     (2,395)       (939)     (1,178)        (54)
        Impairment of goodwill and
           capitalized software
           associated with Australian
            operations                     (8,886)
        Impairment of note receivable
           received in connection with
           the sale of IBIS Systems
           Limited                         (7,647)
       Interest Expense                    (3,103)     (1,531)        (90)        (13)       (103)       (134)
       (Provision) benefit for
           income taxes                     5,612       2,412      (1,671)     (1,849)     (1,103)
                                         ---------   ---------   ---------   ---------   ---------   ---------
     Income (loss) from continuing
        operations                        (28,945)     (4,054)      1,698       4,677       4,848         131

     Income from discontinued
        operations                                                  3,887       1,142                      16
                                         ---------   ---------   ---------   ---------   ---------   ---------
             Net income (loss)           $(28,945)   $ (4,054)   $  5,585    $  5,819    $  4,848    $    147
                                         =========   =========   =========   =========   =========   =========
Basic earnings (loss) per share:
     Income (loss) from continuing
        operations                       $  (0.83)   $  (0.12)   $   0.06    $   0.17    $   0.35    $   0.01

     Income from discontinued
        operations                                                   0.14        0.04
                                         ---------   ---------   ---------   ---------   ---------   ---------
            Net income (loss)            $  (0.83)   $  (0.12)   $   0.20    $   0.21    $   0.35    $   0.01
                                         =========   =========   =========   =========   =========   =========
Diluted earnings (loss) per share:
     Income (loss) from continuing
        operations                       $  (0.83)   $  (0.12)   $   0.05    $   0.15    $   0.31    $   0.01

     Income from discontinued
        operations                                                   0.12        0.04
                                         ---------   ---------   ---------   ---------   ---------   ---------
           Net income (loss)             $  (0.83)   $  (0.12)   $   0.17    $   0.19    $   0.31    $   0.01
                                         =========   =========   =========   =========   =========   =========
Weighted average common shares:
     Basic                                 34,761      32,459      28,600      27,768      13,971      11,902
     Diluted                               34,761      32,459      33,071      31,046      15,618      13,470

BALANCE SHEET DATA:
Working capital                          $ (4,152)   $  2,628    $ 26,387    $  9,763    $    596    $ (1,844)
Total assets                             $ 57,710    $ 94,083    $ 52,374    $ 46,481    $ 19,230    $  5,006
Long-term obligations                    $ 18,554    $ 21,586    $  2,043    $    771    $    545    $  1,947
Stockholders' equity                     $ 26,993    $ 53,497    $ 45,270    $ 37,075    $ 10,885    $    347


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

OVERVIEW

         We are a leading global provider of multi-channel application software technology and associated services for the retail industry including enterprise, direct-to-consumer and store solutions and related training products and professional and support services. Our applications and services represent a full suite of offerings that provide retailers with a complete end-to-end business solution. We also develop and distribute PC courseware and skills assessment products for both desktop and retail applications.

         We incurred a loss of $28.9 million in the fiscal year ended March 31, 2001, and a loss of $4.1 million in the fiscal year ended March 31, 2000. The loss in the fiscal year ended March 31, 2001 was due to impairments of assets, change in sales mix toward lower margin services, depreciation and amortization of intangible assets, debt service expenses and development expenses. The loss in fiscal 2000 was due to insufficient increases in revenue to offset the increases in general and administrative expenses such as depreciation, amortization and interest expenses associated with our acquisition of Island Pacific Systems Corporation. Due to these losses and our negative working capital, our independent auditors have noted in their report on our financial statements substantial doubt about our ability to continue as a going concern. We will need to generate additional revenue to achieve profitability in future periods.

         We developed our retail application software technology and services business through acquisitions. The largest and most important of these acquisitions were:

o Applied Retail Solutions, Inc. (ARS) in July 1998 for aggregate consideration of $7.9 million in cash and stock paid to the former stockholders; and
o        Island Pacific Systems Corporation in April 1999 for $35 million cash.

Island Pacific was one of the leading providers of enterprise applications , and the technology we acquired and have subsequently enhanced now forms the core of our SVI Retail Enterprise Solution. ARS was one of the leading providers of store applications, and the technology we acquired and have subsequently enhanced now forms the core of our SVI Retail Store Solution.

         We accounted for both the Island Pacific and ARS acquisitions using purchase accounting, which has resulted in the addition of significant goodwill and capitalized software assets on our balance sheet. We are amortizing capitalized software and goodwill from both of these acquisitions over ten years.

         Effective April 1, 2000, we merged Island Pacific and ARS into a single operational subsidiary, SVI Retail, Inc. We also began to promote the full suite of retail application solutions created by the combination of the technology acquired from these companies with our further development activities and enhancements. During the 2000 fiscal year, we commenced an active product development program to more fully integrate our SVI Retail Enterprise and Store Solutions, to develop versions of our applications in other programming languages, to eliminate dependency on client/server architecture, and to develop new modules and applications of our end-to-end solution. This application development program continued throughout fiscal 2001.

         Our operations are conducted principally in the United States, the United Kingdom and Australia.

         We currently derive the majority of our revenues from the sale of application software licenses and the provision of related professional and support services. Application software license fees are dependent upon the sales volume of our customers, the number of users of the application(s), and/or the number of locations in which the customer plans to install and utilize the application(s). As the customer grows in sales volume, adds additional users and/or adds additional locations, we charge additional license fees. We typically charge for support, maintenance and software updates on an annual basis pursuant to renewable maintenance contracts. We typically charge for professional services including consulting, implementation and project management services on an hourly basis. Our sales cycles for new license sales historically ranged from three to twelve months, but we experienced a lengthening in sales cycles during the 2001 fiscal year, in part due to economic conditions in the US and in part due to insufficient staffing of our sales force in the US and the UK. Our long sales cycles have in the past caused our revenues to fluctuate significantly from period to period. The reduction of new license sales and the lengthening of our sales cycles in fiscal 2001 caused the revenues of our Australian subsidiary to decrease substantially and our sales mix in the US and the UK to shift to lower margin services.

         We evaluate local operations primarily based on total revenues and earnings before interest, taxes, depreciation and amortization (EBITDA). We also manage long-lived assets by geographic region. The geographic distribution of our revenues and long-lived assets for the fiscal years ended March 31, 2001, 2000 and 1999 is as follows (in thousands):

                                 YEAR ENDED       YEAR ENDED    YEAR ENDED
                               MARCH 31, 2001   MARCH 31, 2000   MARCH 31, 1999
                               --------------   --------------   --------------
                                                (in thousands)
 Net Sales:
    United States              $      25,457    $      22,819    $       5,010
    Australia                          4,959            8,372           10,707
    South Africa                                        1,091            1,770
    United Kingdom                     2,256            3,832
    United Kingdom
 (discontinued operations)                                              12,403
                               --------------   --------------   --------------

         Total net sales       $      32,672    $      36,114    $      29,890
                               ==============   ==============   ==============

Long-lived assets:
    United States              $      48,270    $      60,909    $      10,524
    Australia                          1,370           11,471           11,152

    United Kingdom                        59               75               13

                               --------------   --------------   --------------

    Total long-lived assets    $      49,699    $      72,455    $      21,689
                               ==============   ==============   ==============

         We classify our operations into two lines of business: retail solutions and training products. As revenues results of operations and assets related to our training products subsidiary are below the threshold established for segment reporting, we consider our business to consist of one reportable operating segment.

RECENT DEVELOPMENTS

         Results of operations for fiscal 2001 reflect the decrease in new license sales of our application software suite. As a result of our net losses, we also experienced significant strains on our cash resources throughout the 2001 fiscal year. The strain became particularly acute during the last six months of the fiscal year.

         We took a number of affirmative steps to address our operating situation and liquidity problems, and to position us for improved results of operations.

         o We implemented a new executive management team, including a new CEO, CFO and Executive Vice President and General Manager of US and UK Retail Operations and a new Managing Director of our SVI Retail (Pty) Australia subsidiary, each with extensive experience in improving sales and operations.
         o We conducted a detailed review of operations, and as a result, reorganized our US and UK retail operations and our Australian subsidiary's operations. As a result of these reorganizations, we reduced non-essential personnel during the fourth quarter of fiscal 2001. This reorganization will result in approximately $3.0 million in annual cost savings in our US and UK operations and in approximately $0.7 million cost savings in our Australian subsidiary's operations.
         o We significantly increased our sales team starting in the fourth quarter of fiscal 2001 and completed this initial increase in the first quarter of fiscal 2002. We established four regional sales areas throughout North America, hired an experienced Vice President of Sales and hired a sales director and account executives for each area. We are also in the process of adding Retail Application Consultants to augment and support the sales team in these areas. We have also expanded our European sales operation based in the United Kingdom.
         o We established a Marketing and Technology Management team in the first quarter of fiscal 2002, using experienced resources from within our organization. This team will work to position our offerings properly in the marketplace, manage the direction and delivery of our application enhancements and ensure that we are defining and developing new capabilities that meet the future requirements of our customers and prospective customers.
         o We restructured our application development efforts in concert with our new Marketing and Technology Management team to work more closely with customers for improvements to our offerings. We expect the result will be application technology that closely meets the needs of our customer. Additionally, more of the costs of development may be offset against customer specific revenues.
         o We raised a total of $2.5 million in equity financing from institutions and persons related to ICM Asset Management, Inc. of Spokane, Washington, and additional equity financing from AMRO International, S.A., to help with short-term liquidity needs.
         o We negotiated an extension of our senior bank lending facility to May 1, 2002, with a right to further extend maturity to November 1, 2002 subject to certain conditions and covenants. See "Liquidity and Capital Resources -- Indebtedness--Union Bank" below.
         o We negotiated an extension of the due date of our $11.4 million indebtedness to our majority stockholder to November 1, 2002, or a further extension to May 1, 2003 if Union Bank has also extended our term loan. See "Liquidity and Capital Resources - Indebtedness - "Softline" below.
         o We entered into a memorandum of understanding with Shmulik Stein International Investments (SSII) and Softline, providing for a substantial reduction in our indebtedness to Softline and the opportunity to discharge our indebtedness to our senior lender. See "Financing Transactions --
                  SSII-Softline Memorandum of Understanding" below.

For a further discussion of our plans to address our net losses and negative working capital, see Note 1 to our Financial Statements included with this report.

FINANCING TRANSACTIONS

         AMRO INTERNATIONAL, S.A.

         On October 24, 2000, the SEC declared effective a registration statement registering up to 700,000 shares of our common stock for resale by AMRO International, S.A. AMRO purchased 344,948 shares in March 2000 for approximately $2.9 million, and under the terms of the purchase agreement, was entitled to receive additional shares of our common stock if the average of the closing price of our stock for the five days preceding the effective date of the registration statement was less than $10.34. Pursuant to the repricing formula, we issued to AMRO 375,043 additional shares of common stock. We have further agreed to register the 19,991 shares issued to AMRO which are in excess of the 700,000 shares currently registered.

         We became obligated to pay to AMRO liquidated damages for late effectiveness of the registration statement in the amount of $286,000. AMRO agreed in March 2001 to accept the liquidated damages in the form of 286,000 shares of common stock, and agreed to purchase an additional 214,000 shares of common stock for $214,000. In connection with this agreement, we issued AMRO a two-year warrant to purchase up to 107,000 shares of common stock at $1.50 per share We may call the warrant for $0.001 per share if our common stock trades above $2.00 per share for twenty consecutive trading days and the warrant shares are registered with the SEC for resale or otherwise salable by AMRO without restriction. AMRO will have thirty days after the call to exercise the warrant, after which time the warrant will expire.

         We agreed to register all of the shares initially sold, and those that we may sell under the warrant, with the SEC. Our agreement provides that if a registration statement is not filed on or before September 12, 2001, we will be obligated to pay to AMRO as liquidated damages one percent of the purchase price of the shares for the first month such registration statement has not been filed, and 2% of the purchase price for each month it has not been filed thereafter. We are obligated to take commercially reasonable steps to obtain the effectiveness of the registration statement, and to maintain its effectiveness for two years.

         ICM ASSET MANAGEMENT, INC.

         In December 2000, we entered into an agreement to sell up to 2,941,176 common shares to a limited number of accredited investors related to ICM Asset Management, Inc. for cash at $0.85 per share. We sold 1,764,706 of such shares in December 2000, for gross proceeds of $1.5 million, and an additional 588,235 shares in January 2001, for additional gross proceeds of $0.5 million. Two of the investors exercised a right to purchase an additional 588,235 shares in February 2001 for additional gross proceeds of $0.5 million.

         We also agreed to issue to each investor a warrant to purchase one common share at $1.50 for each two common shares purchased in the private placement (aggregate warrants exercisable into 1,470,590 option shares). We may call 50% of the warrants, subject to certain conditions, if our common shares have traded at a price above $2.00 per share for thirty consecutive days. We may call the remaining 50% of the warrants, subject to certain conditions, if our common shares have traded at a price above $3.00 per share for thirty consecutive days. In each case, the holder of a called warrant will have thirty days after the call to exercise the warrant, after which time the warrant will expire.

         We agreed to register all of the shares sold under the purchase agreement or the warrants with the SEC. Our agreement with the investors provided that if a registration statement was not effective on or before April 21, 2001, we would be obligated to issue two-year warrants to each investor, entitling the investor to purchase additional shares of our common stock at $0.85 per share. We filed a registration statement in January 2001 to register these shares, but it did not become effective. Through June 29, 2001, we have issued the investors warrants to purchase 367,647 common shares under the this agreement. We are obligated to issue to each investor a warrant for an additional 2.5% of the number of shares purchased by that investor in the private placement for each continuing 30-day period during which a registration statement is not effective. We intend to refile the registration statement promptly after filing this report. We may call these warrants and other late registration warrants on the same terms as the warrants described in the preceding paragraph.

         We also granted the investors certain other rights, including a one-year right of first refusal to purchase new securities we propose to issue.

         In May and June 2001, we issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to ICM. The notes are due August 30, 2001, and require interest at the rate of 12% per annum to be paid at maturity. Any portion of the unpaid amount of principal and interest is convertible at any time by the investors into common shares valued at $1.35 per share.

         We also agreed to issue to the investors three-year warrants to purchase 250 common shares for each $1,000 in notes purchased, at an exercise price of $1.50 per share. We also agreed to register with the SEC any shares that may be obtained upon conversion of the notes or exercise of the warrants. We are further required to obtain an agreement from Softline subordinating our obligation to Softline to the convertible notes.

SSII-SOFTLINE  MEMORANDUM OF UNDERSTANDING

         In May 2001, we entered into a memorandum of understanding with Shmulik Stein International Investments (SSII) and Softline to reduce our indebtedness and provide us financing and liquidity. Under the terms of the letter of intent:

o Softline will accept 7,000,000 of our common shares in satisfaction of $7 million of indebtedness owed under our note to Softline. Softline will exchange the approximately $4.5 million balance of the existing note (principal and accrued interest and charges) for a convertible note in the principal amount of $4.5 million. The note will be convertible for one year into SVI common shares at $1.00 per share, and will not bear interest during the one year conversion period.
o SSII will purchase the 7,000,000 SVI common shares from Softline for $7 million.
o Softline will grant SSII a one-year option to purchase the $4.5 million convertible note for $4.77 million.

o SSII will purchase our note receivable obtained in connection with our sale of IBIS Systems Limited in 1999. We will use the proceeds of this sale to repay our current Term Loan obligation with Union Bank. Softline has agreed in turn to purchase the convertible note from SSII using SVI common shares currently held by Softline.

This transaction is subject to completion of definitive documentation and final approval by the board of directors of SVI and Softline. Under the rules of the American Stock Exchange, the transactions contemplated may also require the approval of our stockholders, although we intend to seek a transaction structure which will permit the transaction to be consummated subject to subsequent shareholder ratification.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                       YEAR ENDED MARCH 31,
                                            ---------------------------------------------------------------------------
                                                      2001                     2000                      1999
                                            -----------------------   -----------------------   -----------------------

                                                         PERCENTAGE                PERCENTAGE                PERCENTAGE
                                              AMOUNT     OF REVENUE     AMOUNT     OF REVENUE     AMOUNT     OF REVENUE
                                            ----------   ----------   ----------   ----------   ----------   ----------
Net sales                                   $  32,672         100%    $  36,114         100%    $  17,487         100%
Cost of sales                                  11,669          36%       10,970          30%        5,347          31%
                                            ----------   ----------   ----------   ----------   ----------   ----------
     Gross Profit                              21,003          64%       25,144          70%       12,140          69%

Application development expense                 5,576          17%        4,877          14%
Selling, general and administration
   expenses                                    21,569          66%       18,235          50%        7,603          43%
Other income                                      761           2%          975           3%        1,317           8%
                                            ----------                ----------                ----------
   Income (loss) before interest
      expense, provision for income
      taxes, depreciation and
      amortization and impairment              (5,381)        (16)%       3,007           8%        5,854          33%

Depreciation and amortization                  (9,540)        (29)%      (7,942)        (22)%      (2,395)        (14)%
Impairment of goodwill and capitalized
   software associated with
   Australian operations                       (8,886)        (27)%
Impairment of note receivable received
   in connection with the sale of IBIS
   Systems Limited                             (7,647)        (23)%
Interest expense                               (3,103)         (9)%      (1,531)         (4)%         (90)         (1)%
(Provision) benefit for income taxes            5,612         (17)%       2,412          (7)%      (1,671)        (10)%
                                            ----------   ----------   ----------   ----------   ----------   ----------

   Income (loss) from continuing
      operations                              (28,945)        (89)%      (4,054)        (11)%       1,698          10%

Discontinued operations
   Income from discontinued
      operations, net of taxes                                                                       3,613
   Gain on disposal of discontinued
      operations, net of applicable taxes                                                              274
                                            ----------                ----------                ----------

   Income from discontinued operations                                                              3,887
                                            ----------                ----------                ----------

Net income (loss)                           $ (28,945)                $  (4,054)                $   5,585
                                            ==========                ==========                ==========

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

         NET SALES

         Net sales decreased by $3.4 million, or 10%, to $32.7 million in the fiscal year ended March 31, 2001 from $36.1 million in the fiscal year ended March 31, 2000. Fiscal year 2001 revenues included recognition of $2.0 million in revenue from a one-time sale of technology rights which was signed in fiscal 2000. Fiscal 2000 revenues included $1.1 million in revenue from our South African operation, which we sold to Softline in October 1999. In addition to those factors, the decrease in net sales was principally due to the following:

o Revenue from our Australian subsidiary decreased by $3.4 million. This decrease was due to the loss of a large customer and reduced overall sales and services, including the absence of Year 2000 preparation services performed during the 2000 fiscal year.
o A $1.6 million decrease in revenue from our United Kingdom retail operations. This decrease reflected a substantial decrease in new application license sales.

         The substantial decrease in new application license sales was due in part to our inability to close several larger application license transactions in our sales pipeline. A slowdown in the US during fiscal 2001 appears to have somewhat delayed or otherwise affected our customers' decision processes, and lengthened our related sales cycles. We believe that significant reason for the decline in new application license sales was insufficient staffing of our sales force in the US and the UK. We have taken aggressive steps to build and strengthen our sales force, and we believe that our applications and related services continue to compete strongly in the marketplace. For a further discussion of our competitive position, see "Description of Business" under the heading "Competition". We have rebuilt our sales pipeline for new application license sales with current and prospective customers and we anticipate a reversal of this trend in the US and UK retail operations in fiscal 2002.

         In July 2001, we entered into an agreement to expand our current professional services activities with Toys "R" Us significantly through September 2003. We expect the overall dollar amount of professional services we perform for Toys "R" Us to increase substantially in fiscal 2002 compared to fiscal 2001, and to continue to be a significant source of professional services revenues in fiscal 2003 and 2004.

         COST OF SALES/GROSS PROFIT

         Cost of sales increased $0.7 million, or 6%, to $11.7 million in the fiscal year ended March 31, 2001 from $11.0 million in the fiscal year ended March 31, 2000. Gross profit as a percentage of net sales decreased to 64% in fiscal 2001 from 70% in fiscal 2000. The decrease in gross profit margin was due to a shift in the sales mix from high margin application licenses to lower margin software modification and professional services. During fiscal 2001, application technology license revenues represented 23% of net sales and related services represented 77% of net sales, compared to 30% and 70% of net sales, respectively, of net sales during fiscal 2000.

         Cost of sales for fiscal 2001 included $4.9 million in costs associated with the development or modification of modules for Toys "R" Us, including the use of higher cost outsource development services (subcontractors) for certain components of the overall project. These costs are neither capitalized nor included in application technology development expenses, but we consider them to be part of our overall application technology development program.

         APPLICATION DEVELOPMENT EXPENSE

         Application development expense for the fiscal year ended March 31, 2001 was $5.6 million compared to $4.9 million for the fiscal year ended March 31, 2000, an increase of 14%. During fiscal 2001, we continued our application technology development program begun in fiscal 2000 to improve and integrate our application software. For a further discussion of our application technology development program, see "Description of Business" under the heading "Application Technology Development."

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $3.4 million, or 19%, to $21.6 million compared to $18.2 million in the fiscal year ended March 31, 2000. The increase was due to the following:

o One-time personnel reduction charge of $1.0 million in the fourth quarter associated with the integration of our SVI Retail operations in Irvine and San Diego, California, and in personnel reductions charges in our Australian subsidiary.
o A $0.6 million write-off of a receivable associated with our former IBIS subsidiary.
o        An increase in professional fees and allowances of $1.1 million.
o Increased personnel expense, in part due to our acquisition of MarketPlace Systems Corporation.

         During the fourth quarter, we conducted a comprehensive review of operating expenses and implemented a plan to reduce expenses for non-essential personnel, outside contract labor, travel, trade shows and supplies. We anticipate that these reductions will result in an approximately $3.7 million annual reduction in our expense levels compared to expenses prior to implementation of the plan. We expect to slowly increase our expense levels in fiscal 2002 from the reduced level after the reductions in the fourth quarter of fiscal 2001. We plan expenditures for the rebuilding of our sales force and for additions to our Professional Services group for US and UK retail operations.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased by $1.6 million, or 20%, to $9.5 million in the fiscal year ended March 31, 2001 from $7.9 million in the fiscal year ended March 31, 2000. The increase was due to the amortization of software purchased in connection with the acquisition of MarketPlace Systems Corporation in March 2000, and to amortization of capitalized software that was made available for sale in fiscal 2001.

         IMPAIRMENT OF ASSETS

         Our March 31, 2001 balance sheet includes a $7.0 million note receivable. This note is secured by 1,536,000 shares or approximately 11% of the outstanding common stock of Integrity Software, Inc. We do not believe the obligor under the note has significant assets other than the Integrity shares securing the note. The obligor is an entity affiliated with Integrity, and its ability to sell the Integrity shares to repay the note is limited by law and by market conditions.

         During the fiscal year ended March 31, 2001, we determined that the value of this note receivable was impaired, and we wrote off a total of $7.6 million as a valuation allowance. If we experience further impairment in the value of the note receivable, our assets will decline and we will incur a charge in the quarter in which the impairment occurs equal to the amount of the impairment. This will adversely affect our results for that quarter, and may cause our stock price to decline. We obtained an independent valuation of the Integrity shares securing the note at March 31, 2001, which supported the value shown on our March 31, 2001 balance sheet.

         Although we have limited registration rights associated with the Integrity shares, our ability to sell such shares to realize liquidity from the note will be limited by securities laws and market conditions. We therefore do not view the note or the Integrity shares as a liquid asset, and we classify as the note as long-term on our balance sheet. Our memorandum of understanding with SSII and Softline provides for SSII to purchase the note from us as a component of that transaction, should it be completed as expected. See "SSII-Softline Memorandum of Understanding" above.

         We also recorded in the fourth quarter of fiscal 2001 an impairment of $8.9 million in capitalized software and goodwill associated with Australian operations. In determining the amount of impairment, we compared the net book value of the long-lived assets associated with the Australian subsidiary, primarily consisting of recorded goodwill and software intangibles, to their estimated fair values. Fair values were estimated based on anticipated future cash flows of the Australian operations, discounted at a rate commensurate with the risk involved.

         INTEREST INCOME AND EXPENSE

         Interest expense increased $1.6 million, or 103%, to $3.1 million in the fiscal year ended March 31, 2001 from $1.5 million in the fiscal year ended March 31, 2000. The increase was due to inclusion for the full 2001 fiscal year of interest from indebtedness incurred in June 1999 to purchase Island Pacific, and an increase in our average interest rate to 12% in fiscal 2001 compared to 9% in fiscal 2000. The increase also included $0.5 million in amortized loan refinancing costs, including $0.2 million of amortized loan cost reimbursement to Softline.

         Interest income decreased $0.4 million to $0.7 million in fiscal 2001, compared to $1.1 million in fiscal 2000. As of September 30, 2000, we are no longer accruing interest on our note receivable obtained in connection with the sale of IBIS Systems Limited due to the impairment of such receivable.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

         NET SALES

         Net sales increased by $18.6 million, or 106%, to $36.1 million in the fiscal year ended March 31, 2000 from $17.5 million in the fiscal year ended March 31, 1999. The increase in net sales was primarily due to the following:

                  o Inclusion of $19.0 million in sales of our SVI Retail Enterprise Solution suite and related Professional Services, which was acquired at the beginning of fiscal year 2000 through acquisition of Island Pacific.
                  o Increase of $2.4 million in sales of our SVI Retail Store Solution suite, which was acquired in July 1998 through the acquisition of Applied Retail Solutions
                           (ARS). The comparable results in the fiscal year ended March 31, 1999 included only nine months of these sales.
                  o Offset in part by a decrease of $3.0 million in sales from Australian operations due to a downturn in demand for software licenses and related consulting and support services in Australia.

         The overall results reflected a downturn in sales for new application licenses beginning during the second half of fiscal 1999.

         COST OF SALES/GROSS PROFIT

         Cost of sales increased by $5.7 million, or 108%, to $11.0 million in the fiscal year ended March 31, 2000 from $5.3 million in the fiscal year ended March 31, 1999. This increase was primarily due the inclusion of cost of sales of the SVI Retail Enterprise Solution suite and related professional services. Gross profit increased by $13.0 million, or 106%, to $25.1 million in the fiscal year ended March 31, 2000 from $12.2 million in the fiscal year ended March 31, 1999. Gross profit, as a percentage of total revenues, increased to 70% in fiscal year 2000 from 69% in fiscal year 1999. This increase was primarily due to the inclusion of high margin application license sales of the SVI Retail Enterprise Solution suite.

         APPLICATION TECHNOLOGY DEVELOPMENT EXPENSES

         Application technology development expenses for the fiscal year ended March 31, 2000 were $4.9 million or 14% of net sales. There were no application technology development expenses in the comparative period. In conjunction with the acquisition of Island Pacific, we commenced an active integration and development program to ensure compatibility between our Store and Enterprise Solution suites. Additionally, we developed versions of our applications in other program languages to reduce hardware dependencies.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $10.6 million, or 139%, to $18.2 million in the fiscal year ended March 31, 2000 from $7.6 million in the fiscal year ended March 31, 1999. The increase was due to the following:

                  o Inclusion of selling, general and administrative expenses of $8.8 million related to our SVI Retail Enterprise Solution suite and related professional services, which we acquired at the beginning of the fiscal year 2000.
                  o Increase of $0.6 million in selling, general and administrative expenses related to our SVI Retail Store Solution suite.
                  o Increase of $1.2 million in selling, general and administrative expenses to expand marketing and investor relations activities.

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

         DISCONTINUED OPERATIONS

         Effective January 1, 1999, we sold our IBIS Systems Limited subsidiary for $18 million. We recorded a gain of $0.3 million, net of applicable income taxes of $0.8 million. Accordingly, the results of operations of IBIS for fiscal 1999 are shown as discontinued operations. In fiscal 2001, we recognized impairment to the note received in connection with that sale. See "Impairment of Assets" above.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS

         During the fiscal year ended March 31, 2001, we financed our operations using cash on hand, internally generated cash, cash from the sale of common stock, proceeds from the exercise of options, lines of credit and loans from each of Softline, a subsidiary of Softline and Barry M. Schechter, our Chairman. During the fiscal year ended March 31, 2000, we financed our operations through internally generated cash, proceeds from bank and other loans (including a loan from a major stockholder), proceeds from the sale of common stock and the exercise of options, and bank lines of credit. During the fiscal year ended March 31, 1999, we financed our operations primarily through internally generated cash and proceeds from the exercise of options. At March 31, 2001, we had cash of $1.3 million, a decrease of $3.5 million from $4.8 million of cash at March 31, 2000.

         Operating activities used cash of $2.4 million in the fiscal year ended March 31, 2001 and $2.3 million in the fiscal year ended March 31, 2000, and provided cash of $2.0 million in the fiscal year ended March 31, 1999. Cash used for operating activities in fiscal 2001 resulted primarily from $28.9 million of net losses, a $4.4 million decrease in net deferred tax liability and a $4.4 million decrease in deferred revenue; offset by $16.5 million in non-cash impairments of assets, $9.5 million in non-cash depreciation and amortization, a $5.1 million decrease in accounts receivable, and a $4.4 million increase in accounts payable and accrued expenses. Cash used for operating activities during fiscal year 2000 primarily resulted from a $4.1 million net loss, a $4.6 million increase in accounts receivable and other receivables, a $0.6 million decrease in accounts payable and accrued expenses, a $0.8 million increase in interest receivable, a $2.6 million decrease in income tax payable, and a $2.6 million increase in deferred income taxes liability; offset in part by $7.9 million of non-cash depreciation and amortization expense and a $5.0 million increase in deferred revenue. Cash provided by operating activities in fiscal year 1999 resulted from $5.6 million in net income, $2.9 million of depreciation and amortization, and a $1.7 million increase in income taxes payable; offset in part by a $4.6 million increase in accounts receivable and other receivables, a $2.6 million decrease in accounts payable and accrued expenses and a $1.0 million gain on disposal of IBIS.

         Accounts receivable decreased during fiscal year 2001 primarily due to payment during fiscal 2001 of $2.0 million from the one-time sale of technology rights during fiscal 2000, the write-off during the fourth quarter of fiscal 2001 of the $1.6 million balance of such receivable and a decrease in trade receivables aged over 30 days as a result of improvement in collection efforts. Accounts receivable increased during fiscal year 2000 primarily due to inclusion of Island Pacific accounts receivable of $4.0 million at March 31, 2000 and the $3.3 million total receivable associated with the non-recurring sale of technology rights. Accounts receivable balances fluctuate significantly due to a number of factors including acquisitions and dispositions, seasonality, shifts in customer buying patterns, contractual payment terms, the underlying mix of applications and services sold, and geographic concentration of revenues.

         Investing activities used cash of $3.0 million, $36.5 million and $3.3 million in the fiscal years ended March 31, 2001, 2000 and 1999. Investing activities during fiscal year 2001 included a $2.5 million increase in purchase of software and capitalized software development costs and $0.5 million in furniture and equipment purchases. Investing activities during fiscal year 2000 included a $33.8 million net cash payment for the acquisition of Island Pacific, $1.8 million in software purchases and capitalized software development costs and $0.8 million in capital expenditures. Investing activities in fiscal year 1999 included $1.4 million in net cash payments for the acquisition of ARS, $0.8 million in net cash payments for other acquisitions related to our former IBIS subsidiary and $3.3 million in capital expenditures, offset by $2.2 million in net proceeds from the sale of IBIS.

         Financing activities provided cash of $1.9 million, $30.9 million and $0.2 million in the fiscal years ended March 31, 2001, 2000 and 1999. Financing activities during fiscal year 2001 included $3.8 million in proceeds from the sale of common stock, $9.9 million increase in amounts due to stockholders and $1.6 million in proceeds from lines of credit, offset by $13.2 million in note payments. Financing activities during fiscal year 2000 included $18.5 million in proceeds from loans obtained to acquire Island Pacific, $9.6 million in proceeds from the exercise of options and private sale of common stock and $2.3 million in proceeds from lines of credit, offset in part by $1.5 million in loan payments. Financing activities in fiscal year 1999 included $1.0 million in cash payments to repurchase common stock, offset in part by $0.7 million proceeds from the exercise of options.

         Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $0.1 million, $0.3 million and $0.4 million in the fiscal years ended March 31, 2001, 2000 and 1999.

         INDEBTEDNESS

         UNION BANK

         During the first quarter of fiscal 2001, we agreed to consolidate the approximately $14.75 million balance of the two term loans from Union Bank of California, N.A. obtained to acquire Island Pacific, into a single term loan, and Union Bank agreed to extend the maturity date of the renegotiated loan to August 1, 2000. We also agreed to reduce the outstanding principal amount by $10 million. During the second quarter of fiscal 2001, Softline loaned us $10 million for the purpose of making this $10 million principal reduction. We then refinanced the $4.75 million balance due on the term loan. Under the terms of this arrangement, we were required beginning August 1, 2000 to pay interest on the outstanding balance at the rate of 5% over the bank's reference rate, increasing to 6.25% over the bank's reference rate after December 31, 2000. We were also required to pay $200,000 per month toward reduction of principal, and to pay as further reduction of principal one half of amounts received from a $1.75 million contract receivable, any amounts received from sale of shares of Integrity Software, Inc. which secure the related note receivable, and any amounts received from the issuance of debt or equity securities other than stock option exercises. Our $3 million revolving line of credit with Union Bank also became subject to the terms of this agreement. The entire amount of indebtedness under the term loan and the line of credit had a due date of April 1, 2001.

         During the third quarter of fiscal 2001, the bank agreed to waive the required $200,000 monthly principal payments and to allow us to pay a reduced monthly interest rate of 2% over the bank reference rate, with the balance of the contractual interest accruing and payable upon maturity. The bank also agreed to permit us to apply up to $2.5 million in private placement proceeds and the full $100,000 paid on the contract receivable during the quarter toward working capital instead of reduction of principal. We also agreed to terminate the revolving line of credit arrangement, which as of December 31, 2000, was fully drawn, and to a restriction on payments toward subordinated loan obligations until the bank obligations were discharged. We were permitted however to discharge our indebtedness to Softline's subsidiary due February 22, 2001 (see below). We experienced difficulty in maintaining required interest payments during the fourth quarter of fiscal 2001, but became current in April 2001. We were also out of compliance with certain covenants under the loan agreement.

         We began negotiations with Union Bank in the fourth quarter of fiscal 2001 to extend the maturity date, renegotiate payment terms, and potentially release collateral to allow other financing transactions. Union Bank agreed to extend the maturity date of the current agreement while those negotiations were ongoing. On June 29, 2001, we entered into an amended and restated loan agreement with respect to the $7.4 million owing under the former agreement. The maturity date under the restated agreement is May 1, 2002, but that date may be extended to November 1, 2002 if we satisfy certain conditions, including us achieving certain earnings targets. We are required to pay monthly interest at 5% over the bank reference rate. We are required to make a $210,000 payment on August 24, 2001 or the date of the completion of equity issuance, if completed earlier, and monthly principal payments of $50,000 beginning October 1, 2001. If the maturity date is extended to November 1, 2002, monthly principal payments of $100,000 will be due beginning May 1, 2002. We are required to use any proceeds in excess of $6 million we receive from private equity placements to reduce principal under the loan. We are also prohibited from making any payments on certain subordinated obligations, including the Softline note and the ICM convertible notes. Finally, we must apply all of the proceeds from a sale of Integrity shares toward the principal balance.

         We agreed to pay the bank a loan restructuring fee of $200,000, due May 1, 2002 (or if the maturity date is extended, $150,000 on May 1, 2002 and $50,000 on November 1, 2002), but the fee will be waived if we discharge the loan before May 1, 2002. We are also required to reimburse the bank for certain other expenses incurred during the term of the loan.

         The entire amount owed to the bank is secured by substantially all of our assets and those of our U.S. retail and training products subsidiaries, and 65% of the stock of our Australian subsidiary.

         The restated agreement also contains limitations on acquisitions, investments and other borrowings.

         SOFTLINE

         We borrowed $10 million from Softline in July 2000 in order to pay the same amount to Union Bank as a mandatory reduction of principal owing to Union Bank. The note called for monthly interest payments at 10% per annum, which we agreed to increase to 14% per annum after Softline advised us that the higher rate was required under the conditions attached to South African Reserve Bank approval for the loan. In order to conserve cash and in accordance with our agreements with Union Bank, we have been accruing interest on the Softline note. We agreed to reimburse Softline for costs associated with this loan in the amount of $0.3 million. These costs are being amortized as additional interest over the original 13 month life of the loan.

         In July 2001, we amended and restated the Softline note. The restated
note is in the original principal amount of $11.4 million and accrues interest at 14% per annum. All unpaid principal and interest is due May 1, 2003, unless the Union Bank loan is not extended to November 1, 2002, in which case the note will be due and payable on November 1, 2002. The restated note is subordinate to our Union Bank indebtedness, and we are not required or permitted to make any payments of principal or interest under the restated note so long as the Union Bank indebtedness is outstanding. We are however permitted to convert the note to common shares should we and Softline agree to the terms of such a conversion. See "SSII-Softline Memorandum of Understanding" above for proposed terms of a conversion of the note. We are also required under the terms of the convertible notes we sold to persons related to ICM Asset Management to obtain an agreement from Softline to subordinate the Softline note to the ICM notes.

         Our memorandum of understanding with Softline and SSII provides that Softline will accept 7,000,000 shares of our common stock in satisfaction of $7 million of indebtedness under the restated Softline note, and the balance of the $4.4 million obligation will convert to a convertible note which is interest-free for the first year. See "SSII-Softline Memorandum of Understanding" above.

         NATIONAL AUSTRALIA BANK LIMITED

         Our Australian subsidiary maintains an AUS$1,000,000 (approximately US$510,000) line of credit facility with National Australia Bank Limited. The facility is secured by substantially all of the assets of our Australian subsidiary, and we have guaranteed all amounts owing on the facility. The facility became due in February of each year, but has renewed annually. In April 2001, we received a formal demand under our guarantee for the full AUS$971,000 (approximately US$495,000) then alleged by the bank to be due under the facility. We have been negotiating with National Australia Bank to resolve this situation. If National Australia Bank is able to demonstrate that it has the right to call the full amount of the facility due, and if we are not able negotiate a settlement with the bank or otherwise discharge the indebtedness, National Australia Bank could take control of substantially all of the assets of our Australian subsidiary, and could hold us responsible under our guarantee for any and all unsatisfied amounts under the facility.

         ICM

         We sold $1.25 million in 12% convertible notes due August 30, 2001 to persons related to ICM in May and June 2001. See "ICM Asset Management, Inc." above. We used the proceeds from the sale of these notes for working capital.

         OTHER INDEBTEDNESS, INCLUDING RELATED PARTIES

         In connection with our acquisition of Island Pacific, we also borrowed $2.3 million with no stated maturity date from three entities. $1.5 million of such amount was borrowed from a major stockholder. The balance due on these loans at March 31, 2001 was $1.3 million. The loans bear interest at the prime rate and are due upon demand.

         In November 2000, we borrowed $600,000 from a wholly-owned subsidiary of Softline to help meet operating expenses. This loan called for interest at 10% per annum, and was discharged in full in February 2001. In order to discharge that loan while meeting other critical operational expenses, we borrowed $400,000 from Barry M. Schechter, our Chairman. We borrowed an additional $164,000 from Mr. Schechter in March 2001, which funds were needed to meet operational requirements of our Australian subsidiary. The advances from Mr. Schechter bear interest at prime rate and are due on demand, subject to a limit on demand rights of $50,000 per payment. As of June 29, 2001, the remaining balance due to Mr. Schechter on these loans is $38,000 including accrued interest.

         PLAN REGARDING INDEBTEDNESS

         We have been using operating income and cash from financing activities to discharge the payments due on our bank term loans and lines of credit. We have no available lines of credit at this time. We have borrowed from related parties, including Softline, a subsidiary of Softline, Barry Schechter and entities related to ICM, as needed to make bank loan and other payments when our operations could not support such payments. We intend to use funds we receive from the sale to SSII of the note received in connection with our sale of IBIS to discharge our indebtedness to Union Bank, and to eliminate the related interest payments. The SSII-Softline transaction, if completed, will also reduce the amount of our indebtedness to Softline by $7 million, and eliminate interest payments due on the $4.5 million balance for one year. See "SSII-Softline Memorandum of Understanding" above. The contemplated transactions will substantially reduce our debt burden, and we believe once they are completed, we will be able to reestablish lines of credit. However, the SSII-Softline transaction remains subject to final documentation and other conditions, and may not proceed when or as anticipated.

         If the SSII-Softline transaction does not proceed as anticipated, we believe we will be able to satisfy from operations the interest-only payments and the required principal payments due to Union Bank under the restated agreement. We are not required to make principal or interest payments to Softline so long as the Union Bank obligation is outstanding, but interest does currently accrue on that obligation. Principal and accrued interest on the Softline note will be due May 1, 2003 if the note is not restructured pursuant to the SSII-Softline memorandum of understanding. We most likely will not have sufficient cash to pay the ICM convertible notes when due on August 30, 2001, and our agreement with Union Bank prohibits such payments. These notes are unsecured, and we anticipate that the holders will convert the notes prior to maturity. We remain potentially subject to an action by National Australia Bank to take control of our Australian operations and to seek recovery from us on our guaranty of the obligation of our Australian subsidiary. It is our intent to negotiate a settlement with National Australia Bank which would avoid these outcomes, but we may not be successful in these efforts.

         CASH POSITION AND NEED FOR CAPITAL

         As a result of our indebtedness and net losses for the past two fiscal years, we began experiencing significant strains on our cash resources beginning in the third quarter of fiscal 2001. In order to manage our cash resources, we reduced expenses in our Australian subsidiary and in our US and UK retail operations. We have also extended payment terms with many of our trade creditors wherever possible, and we have diligently focused our collection efforts on our accounts receivable. We had a negative working capital of $(4.2) million at March 31, 2001, a decrease of $6.8 million from working capital of $2.6 million at March 31, 2000.

         We were unable to make timely, monthly rent payments due for our Irvine and San Diego facilities during the fourth quarter of fiscal 2001. We renegotiated rent terms with the landlord of our Irvine facilities in April 2001, and we are currently in compliance with the renegotiated terms. As of June 29, 2001, we are in arrears on rent for our San Diego facility. We are working to negotiate an assignment of this lease with the landlord to a new tenant and it is our intention to move to smaller and less expensive facilities in the greater San Diego area during the second quarter of fiscal 2002.

         As discussed above, we renegotiated on several occasions our agreements with Union Bank after we were unable to make payments which would have otherwise been required under these agreements. We were required during the second half of fiscal 2001 and the first quarter of fiscal 2002 to borrow from related parties and affiliates to meet non-deferrable operating expenses. Other than cash on hand, we have no unused sources of liquid assets.

         Management has been actively engaged in attempts to resolve our liquidity problems. The proposed transaction with SSII and Softline, if consummated, will substantially relieve the pressures on our liquidity by substantially reducing our indebtedness, providing a working capital reserve and putting us in a position where we may be able to establish one or more bank lines of credit. We will continue however to have a need for working capital after completion of the SSII-Softline transaction. We are therefore actively seeking a private equity placement to provide needed working capital for growth and to discharge aged payables. We have no binding commitments for funding at this time. Financing may not be available on terms and conditions acceptable to us, or at all. Failure to obtain the required funding would place further strains on our working capital resources and operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. The Company adopted SAB 101 in the fourth quarter of the 2001 fiscal year and it did not have a material effect on our financial position or results of operations for the fiscal year ended March 31, 2001.

         In April 2000, the FASB issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25," which is effective July 1, 2000 except for certain conclusions which cover specific events after either December 15, 1998 or January 12, 2000. FIN No. 44 clarifies the application of APB No. 25 related to modifications of stock options, changes in grantee status, and options issued on a business combination, among other things. The adoption of FIN No. 44 did not have a significant impact on our consolidated financial position or results of operations.

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

INTEREST RATE RISK

         Our exposure to market risk for changes in interest rates relates to our variable rate term loans, which totaled $9.1 million at March 31, 2001. Based on this balance, a change in one percent in the interest rate would cause a change in interest expense of approximately $91,000 or less than $0.01 per basic and diluted share, on an annual basis.

         These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

         We conduct business in various foreign currencies, primarily in Europe and Australia. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 22%, 37%, and 83% of our total net sales were denominated in currencies other than the U.S. dollar for the periods ended March 31, 2001, 2000 and 1999, respectively.

EQUITY PRICE RISK

         We have no direct equity investments. However, we have a note receivable with a stated balance of $14.1 million which is secured by shares of the common stock of Integrity Software, Inc. ("Integrity"), a publicly traded company with shares quoted on the National Quotation Bureau Pink Sheets. We also have the right to convert the note into common stock of Integrity at a fixed price. We are therefore exposed to indirect equity price risk. We have not taken steps to mitigate this risk. During the 2001 fiscal year, the Company engaged a valuation firm to perform an analysis of the fair value of the collateral securing the Note at the end of each quarter. After consideration of this valuation report and other relevant data, the Company concluded at the end of each of its last three quarters that the fair value of the collateral underlying the note was less than the value of the note. During the fiscal year, the Company recognized total impairment of $7.6 million on this note. A decline in the trading price of Integrity common stock may further impair the value of and our ability to collect the note which is currently recorded at $7.0 million.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements at March 31, 2001, March 31, 2000, and March 31, 1999 and the report of Deloitte & Touche LLP, independent accountants, are included in this report on pages beginning F-1.


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial statements and financial statement schedules

         Independent Auditors' Report.......................................................F-1

         Consolidated Balance Sheets as of March 31, 2001 and 2000..........................F-2

         Consolidated Statements of Operations for the Years ended March 31, 2001,
         March 31, 2000, and March 31,1999..................................................F-3

         Consolidated Statements of Stockholders' Equity for the Years Ended
         March 31, 2001, March 31, 2000 and March 31, 1999..................................F-4-5

         Consolidated Statements of Cash Flows for the Years Ended March 31, 2001,
         March 31, 2000, and March 31, 1999.................................................F-6-7

         Notes to Consolidated Financial Statements.........................................F-8-24

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not considered necessary and therefore have been omitted.

(b)      Reports on Form 8-K.

         During the quarter ended March 31, 2001, we filed the following:

         o Form 8-K filed January 8, 2001 reporting in Item 5 the appointment of our new CEO and the sale of common stock and warrants to accredited investors in a private placement.
         o Form 8-K filed February 21, 2001 reporting in Item 5 the exercise of options held by accredited investors to acquire common stock and warrants.
         o Form 8-K filed March 14, 2001 reporting in Item 5 changes in senior management.

(c)      Exhibits

EXHIBIT           DESCRIPTION
-------           -----------

2.1 Sale of Shares Agreement between Softline Limited and the Company for the acquisition of IBIS Systems Pty. Ltd., incorporated by reference to exhibit 1 to the Company's Form 8-K filed on December 19, 1997.

2.2 Agreement of Merger and Plan of Reorganization dated as of July 1, 1998 among the Company and its wholly-owned subsidiary; Applied Retail Solutions, Inc., and the shareholders of Applied Retail Solutions, Inc., incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed on September 16, 1998.

2.3 First Amendment to the Agreement and Plan of Reorganization dated January 28, 1999 among the Company and its wholly-owned subsidiary, Applied Retail Solutions, Inc., and the shareholders of Applied Retail Solutions, Inc., incorporated by reference to exhibit 2.1 to the Company's Form 10-QSB for the quarter ended December 31, 1998.

2.4 Second Amendment to the Agreement and Plan of Reorganization dated May 24, 1999 among the Company and its wholly-owned subsidiary, Applied Retail Solutions, Inc., and the shareholders of Applied Retail Solutions Inc., incorporated by reference to exhibit 2.12 to the Company's Form 10-KSB for the fiscal year ended March 31, 1999.

2.5 Share Sale Agreement effective December 31, 1998 between Kielduff Investments Limited and the Company, incorporated by reference to exhibit 10.2 to the Company's Form 8-K filed on May 14, 1999.

2.6 Stock Purchase Agreement dated June 1, 1999 among the Company, Island Pacific Systems Corporation, and the shareholders of Island Pacific Systems Corporation, incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed on June 18, 1999.

2.7 Asset Purchase Agreement dated March 16, 2000 among the Company, MarketPlace Systems Corporation and Jay Fisher, incorporated by reference to exhibit 2.15 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

2.8 Agreement and Plan of Merger of SVI Solutions, Inc. and SVI Holdings, Inc. dated February 20, 2001(included herewith).

3.1      Restated Certificate of Incorporation (included herewith).

3.2      Restated Bylaws (included herewith).

4.1      Form of Stock Certificate (included herewith).

10.1 Incentive Stock Option Plan, as amended April 1, 1998, incorporated by reference to exhibit 10.1 to the Company's Form 10-QSB for the quarter ended September 30, 1998.

10.2 Employment Agreement of Barry M. Schechter dated effective October 1, 2000 (included herewith).

10.3 Description of Agreement between Softline Limited and SVI Holdings, Inc. regarding sale of Triple-S Computers (Pty) Limited, incorporated by reference to exhibit 10.4 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.4     1998 Incentive Stock Plan, as amended (included herewith).

10.5 Promissory Note dated December 31, 1998 executed by Kielduff Investments Limited in favor of the Company, incorporated by reference to exhibit 10.3 to the Company's Form 8-K filed on May 14, 1999.

10.6 Pledge Agreement effective December 31, 1998 between Kielduff Investments Limited and the Company, incorporated by reference to exhibit 10.4 to the Company's Form 8-K filed on May 14, 1999.

10.7 Settlement and Release Agreement effective December 31, 1998 among Kielduff Investments Limited, the Company, Softline Limited, Systems for Business Incorporated and IBIS Systems Limited, incorporated by reference to exhibit 10.5 to the Company's Form 8-K filed on May 14, 1999.

10.8 Amendment to Note between the Company and Kielduff Investments Limited, incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed November 1, 1999.

10.9 Agreement and Amendment to Note, Pledge Agreement and Settlement and Release Agreement among the Company, Softline Limited, Kielduff Investments Limited, Systems For Business Incorporated, IBIS Systems Limited and Jyris Group, incorporated by reference to exhibit 10.24 to the Company's Form 10-Q/A filed July 11, 2000 for the quarter ended December 31, 1999.

10.10 Registration Rights Agreement between the Company and Integrity Holdings, Ltd., incorporated by reference to exhibit 10.25 to the Company's Form 10-Q filed February 14, 2000.

10.11 Letter Agreement between the Company and Union Bank of California, N.A., incorporated by reference to exhibit 10.26 to the Company's Form 10-Q/A filed on July 11, 2000.

10.12 Term Loan Agreement dated June 3, 1999 between the Company and Union Bank of California, N.A., incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on June 18, 1999.

10.13 Amendment No. 1 to Term Loan Agreement between the Company and Union Bank of California, N.A., dated May 31, 2000, incorporated by reference to exhibit 10.24 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.14 Revolving Note between the Company and Union Bank of California, N.A., dated May 31, 2000, incorporated by reference to exhibit 10.25 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.15 Amendment No. 2 to Term Loan Agreement between the Company and Union Bank of California, N.A., dated July 13, 2000, incorporated by reference to exhibit 10.26 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.16 Term Loan Note of the Company in favor of Union Bank of California, N.A. dated July 13, 2000, incorporated by reference to exhibit 10.27 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.17    Amendment No. 3 to Term Loan Agreement, incorporated by reference to exhibit 10.6 to the Company's Form 10-Q filed February 14, 2001.

10.18 Letter Agreement between the Company and Union Bank of California, N.A. dated April 24, 2001 (included herewith).

10.19 Letter Agreement between the Company and Union Bank of California, N.A. dated June 22, 2001 (included herewith).

10.20 Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of June 29, 2001 (included herewith).

10.21 Common Stock Purchase Agreement between the Company and AMRO International, S.A. dated March 13, 2000, incorporated by reference to exhibit 10.28 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.22 Registration Rights Agreement between the Company and AMRO International, S.A. dated March 13, 2000, incorporated by reference to exhibit 10.29 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.23 Letter Agreement between the Company and AMRO International, S.A. dated March 1, 2000 (included herewith).

10.24 Common Stock Option Agreement dated May 24, 1999 between the Company and Softline Limited, incorporated by reference to exhibit 10.30 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.25 Software Sale and Use Agreement dated September 16, 1999 between Divergent Technologies (Pty) Limited and Resource Control Management Limited (UK), incorporated by reference to exhibit 10.31 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.26 Amended and Restated Subordinated Promissory Note of the Company in favor of Softline Limited dated June 30, 2001 (included herewith).

10.27 Convertible Promissory Note and Grant of Security Interest, incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed January 8, 2001.

10.28    Common Stock Purchase Agreement, incorporated by reference to exhibit
         10.2 to the Company's Form 8-K filed January 8, 2001.

10.29 Investors' Rights Agreement, incorporated by reference to exhibit 10.3 to the Company's Form 8-K filed January 8, 2001.

10.30    Form of Warrant To Purchase Common Stock, incorporated by reference to exhibit 10.4 to the Company's Form 8-K filed January 8, 2001.

10.31    Form of Convertible Promissory Note (included herewith).

10.32 Loan Note in Favor of Datafaction, as amended, incorporated by reference to exhibit 10.5 to the Company's Form 10-Q filed February 14, 2001.

10.33 Promissory Note in favor of Barry Schechter, dated February 13, 2001 included herewith.

10.34 Umbrella Agreement with Toys 'R Us (included herewith). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.35 License Agreement for Software Products with Toys 'R Us (included herewith). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.36 Modification Agreement with Toys 'R Us, as amended (included herewith). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.37 Services Agreement with Toys 'R Us (included herewith). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

10.38 Lease agreement for San Diego facilities dated December 14, 1992, as amended (included herewith).

10.39 Lease agreement for Irvine facility dated March 29, 1995, as amended (including herewith).

21       List of Subsidiaries (included herewith).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVI SOLUTIONS, INC., A DELAWARE CORPORATION

                                   By: /s/Thomas A. Dorosewicz
                                       ----------------------------------------
                                   Thomas A. Dorosewicz, Chief Executive Officer (Principal Executive Officer)

Date: July 16, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                        Capacity                      Date

/s/ Barry M. Schechter            Chairman of the Board,           July 16, 2001
-----------------------------     and Director
Barry M. Schechter

/s/ Thomas A, Dorosewicz          Chief Executive Officer          July 16, 2001
-----------------------------     and Director
Thomas A, Dorosewicz

/s/ Kevin M. O'Neill              Chief Financial Officer,         July 16, 2001
-----------------------------     Secretary and Director
Kevin O'Neill

/s/ Arthur S. Klitofsky           Vice President and Director      July 16, 2001
-----------------------------
Arthur S. Klitofsky

/s/ Donald S. Radcliffe           Director                         July 16, 2001
-----------------------------
Donald S. Radcliffe

/s/ Ivan M. Epstein               Director                         July 16, 2001
-----------------------------
Ivan M. Epstein

/s/ Gerald Rubenstein             Director                         July 16, 2001
-----------------------------
Gerald Rubenstein

/s/ Ian Bonner                    Director                         July 16, 2001
-----------------------------
Ian Bonner

/s/ Steven Cohen                  Director                         July 16, 2001
-----------------------------
Steven Cohen

/s/ Michael Silverman             Director                         July 16, 2001
-----------------------------
Michael Silverman

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of SVI Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of SVI Solutions, Inc. and subsidiaries (collectively, the "Company") (a majority owned subsidiary of Softline Limited) as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
July 13, 2001

SVI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         March 31,     March 31,
                                                                           2001          2000
                                                                  ------------------------------------
                                                                  (in thousands, except share amounts)
ASSETS (See Note 9)
Current assets:
     Cash and cash equivalents                                           $  1,267      $  4,838
     Accounts receivable, net of allowance for doubtful
         accounts of $790 and $1,283, respectively                          3,828         9,954
     Income tax refund receivable                                           1,017
     Other receivables                                                        286           303
     Inventories                                                              281           272
     Current portion - non-compete agreements                               1,017         1,609
     Deferred income tax asset                                                  -         3,905
     Prepaid expenses and other current assets                                315           747
                                                                         ---------     ---------
              Total current assets                                          8,011        21,628

Note receivable, net                                                        7,000        14,092
Property and equipment, net                                                 1,106         1,529
Purchased and capitalized software, net                                    21,310        30,597
Goodwill, net                                                              17,646        22,545
Non-compete agreements, net                                                 2,597         3,615
Other assets                                                                   40            77
                                                                         ---------     ---------
              Total assets                                               $ 57,710      $ 94,083
                                                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $  3,225      $  1,242
     Accrued expenses                                                       5,234         3,642
     Deferred revenue                                                       1,886         6,324
     Current portion of term loans                                              -         3,892
     Line of credit                                                           485         2,268
     Demand loans due to stockholders (See Note 15)                         1,333         1,632
                                                                         ---------     ---------
               Total current liabilities                                    12,163        19,000

Term loans refinanced in July 2000 and May 2001                             7,325        13,150
Subordinated term loan due to stockholder (See Note 9)                     11,037
Other long-term liabilities                                                   192           135
Deferred income tax liability                                                   -         8,301
                                                                         ---------     ---------
              Total liabilities                                            30,717        40,586
                                                                         ---------     ---------

Commitments and contingencies (Note 10)

Stockholders' equity:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized;
       no shares issued and outstanding
     Common stock, $.0001 par value; 100,000,000 shares authorized;
       37,836,669 and  33,567,884 shares issued and outstanding                 4             3
     Additional paid-in capital                                            57,108        53,454
     Treasury stock, at cost; shares - 444,641 in 2001 and 2000            (4,306)       (4,306)
     Retained (deficit)earnings                                           (23,114)        5,831
     Accumulated other comprehensive loss                                  (2,699)       (1,485)
                                                                         ---------     ---------
              Total stockholders' equity                                   26,993        53,497
                                                                         ---------     ---------
              Total liabilities and stockholders' equity                 $ 57,710      $ 94,083
                                                                         =========     =========

     The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED MARCH 31,
                                                             -------------------------------------
                                                                2001          2000          1999
                                                             ---------     ---------     ---------
                                                             (in thousands, except per share data)
Net sales                                                    $ 32,672      $ 36,114      $ 17,487
Cost of sales                                                  11,669        10,970         5,347
                                                             ---------     ---------     ---------
       Gross profit                                            21,003        25,144        12,140
                                                             ---------     ---------     ---------
Expenses:
    Application development                                     5,576         4,877
    Depreciation and amortization                               9,540         7,942         2,395
    Selling, general and administrative                        21,569        18,235         7,603
    Impairment of capitalized software and goodwill
        associated with Australian operations                   8,886
    Impairment of note receivable received in
        connection with the sale of IBIS Systems Limited        7,647
                                                             ---------     ---------     ---------
          Total expenses                                       53,218        31,054         9,998
                                                             ---------     ---------     ---------

Income (loss) from operations                                 (32,215)       (5,910)        2,142

Other income (expense):
    Interest income                                               681         1,081           646
    Other income                                                   89           (94)          817
    Interest expense                                           (3,103)       (1,531)          (90)
    Loss on foreign currency transaction                           (9)          (12)         (146)
                                                             ---------     ---------     ---------
       Total other income (expense)                            (2,342)         (556)        1,227
                                                             ---------     ---------     ---------

Income (loss) before provision (benefit) for income           (34,557)       (6,466)        3,369
  taxes

     Provision (benefit) for income taxes                      (5,612)       (2,412)        1,671
                                                             ---------     ---------     ---------

Income (loss) from continuing operations                      (28,945)       (4,054)        1,698

Discontinued operations:
    Income from operations of IBIS Systems
      Limited, net of applicable income taxes of $1,337                                     3,613
    Gain on disposal of IBIS Systems Limited, net of
      applicable income taxes of $753                                                         274
                                                             ---------     ---------     ---------
         Income from discontinued operations                                                3,887
                                                             ---------     ---------     ---------

Net income (loss)                                            $(28,945)     $ (4,054)     $  5,585
                                                             =========     =========     =========

Basic earnings (loss) per share:
    Continuing operations                                    $  (0.83)     $  (0.12)     $   0.06
    Discontinued operations                                                                  0.14
                                                             ---------     ---------     ---------
       Net income (loss)                                     $  (0.83)     $  (0.12)     $   0.20
                                                             =========     =========     =========

Diluted earnings (loss) per share:
    Continuing operations                                    $  (0.83)     $  (0.12)     $   0.05
    Discontinued operations                                                                  0.12
                                                             ---------     ---------     ---------
       Net income (loss)                                     $  (0.83)     $  (0.12)     $   0.17
                                                             =========     =========     =========

Weighted average common shares outstanding:
    Basic                                                      34,761        32,459        28,600
                                                             =========     =========     =========
    Diluted                                                    34,761        32,459        33,071
                                                             =========     =========     =========

      The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      OTHER  ACCUMULATED
                                                                                                      COMPRE-    OTHER
                                       COMMON STOCK      ADDITIONAL                       RETAINED   HENSIVE    COMPRE-
                                  ---------------------   PAID-IN   TREASURY    SHARES    EARNINGS    INCOME    HENSIVE
                                    SHARES      AMOUNT    CAPITAL    STOCK    RECEIVABLE  (DEFICIT)   (LOSS)      LOSS     TOTAL
                                  -----------  --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                  (in thousands, except share amounts)
Balance, April 1, 1998            28,146,684   $     3   $ 33,138                         $  4,300              $   (366)  $ 37,075

Issuance of common stock in
  connection with the purchase
  of technology rights and
  subsidiaries                     1,199,994                4,955                                                             4,955
Exercise of stock options            522,000                  719                                                               719
Income tax benefit on stock
  options exercised                                           224                                                               224
Compensation expense for stock
   options granted                                            400                                                               400
Repurchase of common stock          (127,400)                       $   (951)                                                  (951)
Shares receivable from
  stockholder in connection
  with the sale of IBIS
  Systems Limited                                                              $ (2,142)                                     (2,142)
Comprehensive income:
  Net income                                                                                 5,585   $  5,585                 5,585
  Other comprehensive income:
    Translation adjustment                                                                               (595)      (595)      (595)
                                                                                                     ---------
      Comprehensive income                                                                              4,990
                                  -----------  --------  ---------  ---------  ---------  ---------  =========  ---------  ---------

Balance, March 31, 1999           29,741,278   $    3   $ 39,436    $ (951)    $ (2,142)  $  9,885              $   (961)  $ 45,270

Issuance of common stock in
  connection with the purchase
  of technology rights and
  subsidiaries                       359,797                3,654                                                             3,654
Exercise of stock options          3,437,263                6,992                                                             6,992
Income tax benefit on stock
  options exercised                                           424                                                               424
Compensation expense for stock
  options                                                      55                                                                55
Repurchase of common stock          (138,741)                         (1,213)                                                (1,213)
Shares received from
  stockholder in connection
  with the sale of IBIS
  Systems Limited                   (178,500)                         (2,142)     2,142
Issuance of common stock for
  services                             1,839                   20                                                                20
Private placement of common          344,948                2,873                                                             2,873
  stock
Comprehensive loss:
  Net loss                                                                                  (4,054)    (4,054)               (4,054)
  Other comprehensive loss:
    Translation adjustment                                                                               (524)      (524)      (524)
                                                                                                     ---------
      Comprehensive loss                                                                             $ (4,578)
                                  -----------  --------  ---------  ---------  ---------  ---------  =========  ---------  ---------

Balance, March 31, 2000           33,567,884   $     3   $ 53,454   $ (4,306)  $      -   $  5,831              $ (1,485)  $ 53,497

                                                                                                                         (Continued)

                       The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                                                                      OTHER  ACCUMULATED
                                                                                                      COMPRE-    OTHER
                                       COMMON STOCK      ADDITIONAL                       RETAINED   HENSIVE    COMPRE-
                                  ---------------------   PAID-IN   TREASURY    SHARES    EARNINGS    INCOME    HENSIVE
                                    SHARES      AMOUNT    CAPITAL    STOCK    RECEIVABLE  (DEFICIT)   (LOSS)      LOSS     TOTAL
                                  -----------  --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                  (in thousands except share amounts)

Balance, March 31, 2000           33,567,884   $     3   $ 53,454   $ (4,306)  $      -   $  5,831              $ (1,485)  $ 53,497
Exercise of stock options            397,721                  792                                                               792
Income tax benefit on stock
  options exercised                                            84                                                                84
Compensation expense for                                       28                                                                28
  stock options granted
Issuance of  common stock
  warrants for services                                         6                                                                 6
Issuance of common stock (net
  of financing costs of
  $40,035)                         3,316,219         1       2,460                                                            2,461
Issuance of common stock (net
  of $286,000 late
  registration fees)                 500,000                  214                                                               214
Issuance of common stock for
  services                            54,845                   70                                                                70
Comprehensive loss:
  Net loss                                                                                 (28,945)  $(28,945)              (28,945)

  Other comprehensive loss:
    Translation adjustment                                                                             (1,214)    (1,214)    (1,214)
                                                                                                     ---------
      Comprehensive loss                                                                             $(30,159)
                                                                                                     =========  ---------  ---------
                                  37,836,669   $     4   $ 57,108   $ (4,306)  $      -   $(23,114)             $ (2,699)  $ 26,993
                                  ===========  ========  =========  =========  =========  =========             =========  =========

                                                                                                                         (Concluded)

                       The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED MARCH 31,
                                                                 ---------------------------------
                                                                    2001        2000        1999
                                                                 ---------   ---------   ---------
                                                               (in thousands, except share amounts)
Cash flows from operating activities:
   Net income (loss)                                             $(28,945)   $ (4,054)   $  5,585
   Adjustments to reconcile net income (loss)
     to net cash provided by (used for)
     operating activities:
        Depreciation and amortization                               9,540       7,942       2,935
        Impairment of note receivable                               7,647
        Impairment of Australia's intangible assets                 8,886
        (Gain)/Loss on foreign currency transactions                   (9)         12         146
        Compensation expense for stock options                        112          55         400
        Deferred income tax provision                              (4,396)     (2,614)       (258)
        Loss on sale of assets                                          3         177          31
        Gain on disposal of IBIS Systems Limited                                           (1,027)
        Changes in assets and liabilities, net of
          effects of acquisitions:
            Accounts receivable and other receivables               5,126      (4,586)     (4,636)
            Accrued interest on note receivable                      (555)       (840)
            Inventories                                                (8)        (34)         35
            Prepaid expenses and other current assets                 157        (197)       (337)
            Accounts payable and accrued expenses                   3,506        (576)     (1,374)
            Accrued interest on stockholders' loans
              and note payable                                        944
            Deferred revenue                                       (4,438)      5,023      (1,264)
            Income taxes payable                                               (2,576)      1,740
                                                                 ---------   ---------   ---------
              Net cash provided by (used for)
                operating activities                               (2,430)     (2,268)      1,976
                                                                 ---------   ---------   ---------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                                         (33,898)     (2,115)
   Purchase of furniture and equipment                               (534)       (849)       (821)
   Proceeds from sale of assets                                                    83         102
   Proceeds from sale of IBIS Systems Limited, net                                          2,218
   Purchase of software and capitalized software
     development costs                                             (2,471)     (1,831)     (2,679)
                                                                 ---------   ---------   ---------
              Net cash used for
                investing activities                               (3,005)    (36,495)     (3,295)
                                                                 ---------   ---------   ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock                           3,754       9,615         942
   Increase in amount due to stockholders, net                      9,855       1,982         (15)
   Repurchase of common stock                                                                (951)
   Proceeds from lines of credit                                    1,555       2,281         232
   Proceeds from note payable                                                  18,500
   Payments on note payable                                       (13,231)     (1,458)
                                                                 ---------   ---------   ---------
              Net cash provided by
                 financing activities                               1,933      30,920         208
                                                                 ---------   ---------   ---------

Effect of exchange rate changes on cash                               (69)       (325)       (352)
                                                                 ---------   ---------   ---------

Net decrease in cash and cash equivalents                          (3,571)     (8,168)     (1,463)
Cash and cash equivalents, beginning of year                        4,838      13,006      14,469
                                                                 ---------   ---------   ---------
Cash and cash equivalents, end of year                           $  1,267    $  4,838    $ 13,006
                                                                 =========   =========   =========
                                                                                       (Continued)

      The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED MARCH 31,
                                                                 ---------------------------------
                                                                    2001        2000        1999
                                                                 ---------   ---------   ---------
                                                               (in thousands, except share amounts)
Supplemental disclosure of non-cash information:
   Interest paid                                                 $  1,990    $  1,417    $     90
   Income taxes paid                                             $    665    $  2,163    $  2,005

Supplemental disclosure of non-cash investing and
  financing activities:
    Note receivable and shares receivable acquired as
      partial payment from sale of IBIS Systems Limited                                  $ 15,750
    Issued 1,194,934 shares of common stock in connection
      with the acquisitions                                                  $    213    $  4,679
    Issued 54,845 shares of common stock for services rendered   $     70
    Issued 500,000 shares of common stock for $214,000 in cash and $286,000 in accrued costs related to penalty for
      late effectiveness of the registration statement           $    286
    Issued 5,000 warrants in connection with an equity
      financing                                                  $      8
    Received 178,500 treasury shares as settlement for a
      receivable                                                             $ (2,142)
    Issued 220,000 shares of common stock in connection
      with prior acquisitions                                                $  2,402
    Received 78,241 shares from Softline for Triple-S                        $   (665)
    Issued 93,023 shares of common stock in connection
      with acquisition of MarketPlace Systems Corporation                    $  1,000

                                                                                       (Concluded)

      The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS CONDITIONS - MANAGEMENT'S PLAN TO CONTINUE AS A GOING CONCERN
         - SVI Solutions, Inc. (the "Company") is a holding company, which through its subsidiaries, is a leading global provider of multi-channel application software technology and associated services for the retail industry. The Company also develops and distributes PC courseware and skills assessment products for both desktop and retail applications. As March 31, 2001, 50.2% of the Company's outstanding voting shares were held by Softline Limited ("Softline"), a South African company whose shares trade on the Johannesburg Stock Exchange.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $28.9 million and $4.1 million from operations for the years ended March 31, 2001 and 2000, respectively.

         The loss for the year ended March 31, 2001, included non-cash impairment of charges totaling $16.5 million for goodwill and capitalized software write-downs related to its Australian subsidiary and of a note receivable in connection of a prior sale of a foreign subsidiary. In addition, the Company recorded non-cash charges of $9.5 million in depreciation and amortization, which related primarily to its intangible assets and $1.0 million for severance and related personnel reductions in the fourth quarter of the year ended March 31, 2001. Overall, the Company's general and administrative expense increased 19% during fiscal 2001.

         In addition, as of March 31, 2001, the Company's balance sheet reflects negative working capital of $4.2 million. The Company has a substantial amount of debt, including $7.3 million due to Union Bank of California, $11.0 million due to Softline, and $1.3 million due on demand to other stockholders. The Company experienced significant strains on its cash resources during the year ended March 31, 2001, and had difficulty meeting its current obligations, including interest payments on indebtedness and lease payments due on its San Diego and Irvine facilities. In April 2001, the Company received a demand under its guarantee of its Australian subsidiary's $0.5 million line of credit. The line of credit is secured by substantially all of the assets of the Australian subsidiary. During fiscal 2001, the Company's net sales declined by 10%, principally due to declines in sales in its Australian subsidiary. The Company also experienced a reduction in sales of its high margin application software licenses in its U.S., U.K. and Australian operations. The Company believes these reductions were due to a lengthening of the overall sales cycle and to inadequate staffing of its sales force in all geographies. The Company was dependent on one customer for 29% of its net sales in fiscal 2001. The Company needs to generate additional sales and revenue to return to profitability and to achieve positive cash flow.

         The Company hired a new chief executive, chief financial officer and general manager of retail operations during the fourth quarter of fiscal 2001. The new management team brings extensive experience in improving sales and operations. During the period from February 2001 through April 2001, the new management team reorganized the business operations and reduced expenses to enable the Company to operate in a more efficient manner. The expense reductions are expected to save more than $3.7 million on an annualized basis. The new management team has also hired an experienced sales and marketing group to better position the Company in its market and to more effectively sell its applications and services to its customers.

         The management team developed and presented to the Board of Directors in May 2001, an operating plan for the current fiscal year that, if achieved, will return the Company to positive cash flow from operations. This improvement is based on a restructuring of the Company's debt with Union Bank of California ("Union Bank"), on an aggressive sales campaign for its applications and related services and on rigorous management of its costs and expenses.

         During early July 2001, the Company renegotiated its term loan facility with Union Bank (see Note 9). Management is now actively seeking additional financing to provide needed working capital for operations and to reduce its overall debt burden.

         In May 2001, the Company entered into a memorandum of understanding with Shmulik Stein International Investments ("SSII") and Softline providing for a substantial reduction in indebtedness to Softline and the opportunity to discharge the Company's indebtedness to Union Bank. The transaction is subject to the completion of definitive documentation and certain other conditions.

         Management believes additional financings, if completed, would provide the cash required for operations during the current fiscal year, thus enabling the Company the opportunity to increase sales of its applications and services. However, there can be no assurance that the Company will be successful in obtaining new financing, increasing sales or producing incremental profits and cash flow.

         PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         In addition, certain amounts in the prior periods have been reclassified to conform to the presentation for the fiscal year ended March 31, 2001.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of short-term financial instruments, including cash and cash equivalents, trade accounts receivable and payable, accrued expenses and lines of credit approximate their carrying amounts in the financial statements due to the short maturity of and/or the variable nature of interest rates associated with such instruments.

         The fair value of the long-term note receivable is discussed in Note 4.

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

         GOODWILL - Goodwill, the excess of cost over the fair value of net assets acquired, is being amortized using the straight-line method over various periods not exceeding 10 years. The Company periodically reviews goodwill to evaluate whether changes have occurred that would suggest that goodwill may be impaired based on the estimated undiscounted cash flows of the assets acquired over the remaining amortization period. If this review indicates that the remaining estimated useful life of goodwill requires revision or that the goodwill is not recoverable, the carrying amount of the goodwill is reduced to its fair value, generally using the estimated shortfall of cash flows on a discounted basis. As described in Note 7 to the consolidated financial statements, effective April 1, 1999, the Company revised its estimate of the useful life of goodwill from twenty years to ten years.

         PURCHASED AND CAPITALIZED SOFTWARE COSTS - Pursuant to the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," the Company capitalizes internally developed software and software purchased from third parties, if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product by product basis typically over three to ten years using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date the Company evaluates on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value are written off (see Note 6).

         NON-COMPETE AGREEMENTS - Non-compete agreements represent agreements to retain key employees of acquired subsidiaries for a certain period of time and prohibit those employees from competing with the Company within a stated period of time after terminating employment with the Company. The amounts incurred are capitalized and amortized over the life of the agreements, generally ranging from two to six years.

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
         - The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (see Notes 3, 6, and 7). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         REVENUE RECOGNITION - The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." The Company licenses its software products under nonexclusive, nontransferable license agreements. For software arrangements that require significant production, modification or customization, the entire arrangement is accounted for in conformity with Accounting Research Bulletin No. 45, "Long-term Construction-Type Contracts", using the relevant guidance Statement of Position 81-1, "Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts". For those arrangements that do not require significant production, modification or customization, revenue is recognized when a license agreement has been signed, delivery of the software product has occurred, the related fee is fixed or determinable and collectibility is probable. The Company also licenses non-software training products under nonexclusive, nontransferable licenses. Revenue related to such license agreements is recognized ratably over the license agreement, or at such time that no further obligation to the customer exists. Professional services are billed on an hourly basis and revenue is recognized as the work is performed.

         In December 1999, SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" was issued. SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. There was no impact on the financial statements as a result of the adoption of SAB 101. Therefore, no adjustment was recorded.

         NET INCOME (LOSS) PER SHARE - As required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," the Company has presented basic and diluted earnings per share amounts. Basic earnings per share is calculated based on the weighted-average number of shares outstanding during the year, while diluted earnings per share also gives the effect to all potential dilutive common shares outstanding during the year such as stock options, warrants and contingently issuable shares.

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

         In April 2000, the FASB issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25," which is effective July 1, 2000 except for certain conclusions which cover specific events after either December 15, 1998 or January 12, 2000. FIN No. 44 clarifies the application of APB No. 25 related to modifications of stock options, changes in grantee status, and options issued on a business combination, among other things. The adoption of FIN No. 44 did not have a significant impact on our consolidated financial position or results of operations.

         CONCENTRATIONS - The Company maintains cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2001, the uninsured portion of these balances held at financial institutions aggregated to approximately $515,000. The Company also had funds totaling approximately $489,000 in non-United States financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Customer concentrations are described in Note 10.

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

         The acquisition was funded from cash resources of the Company and two bank loans. (See Note 9.)

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

         The fair value of assets acquired and liabilities assumed were as follows (in thousands):

                  Assets acquired, including goodwill           $   45,757
                  Liabilities assumed                              (11,980)
                                                                -----------
                      Net cash paid for acquisition             $   33,777
                                                                ===========


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

         The fair value of assets acquired and liabilities assumed were as follows (in thousands):

                  Assets acquired, including goodwill            $     1,621
                  Liabilities assumed                                      -
                  Common stock issued                                 (1,000)
                  Liability for purchase consideration                  (500)
                                                                 ------------
                       Net cash paid for acquisition             $       121
                                                                 ============

3.       ASSET IMPAIRMENT CHARGES

         In accordance with the evaluation of its long-lived assets as described in Note 1, the Company evaluated the recoverability of the long-lived assets, including intangibles, of its wholly-owned subsidiary in Australia. In determining the amount of impairment, the Company compared the net book value of the long-lived assets associated with the Australian operations, primarily consisting of recorded goodwill and software intangibles, to their estimated fair values. Fair values were estimated based on anticipated future cash flows of the Australian operations consistent with the assets' remaining useful lives. The anticipated future cash flows were then discounted at 13% which approximates the Company's interest rate on its amended and restated loan agreement. Accordingly, the Company recorded impairment of goodwill of $2,281,000 and $6,605,000 of capitalized software related to these assets.

         The Company has also recorded impairment charge to its note receivable (See Note 4.).

4.       NOTE RECEIVABLE

         In connection with the sale of its United Kingdom subsidiary, IBIS Systems Limited ("IBIS") to Kielduff Investments Limited, ("Kielduff"), the Company recorded a note receivable (the "Note") of $13.6 million. The Note bears interest at 2% over the base prime rate for United States dollar deposits quoted by the Hong Kong Shanghai British Columbia Bank plc, and principal and interest were originally due October 1, 1999. In September 1999, the Note was extended to February 15, 2000 to allow Kielduff sufficient time to complete a combination of several companies under a common name and register this newly formed entity for trading on a United States exchange. The Note was further extended to November 15, 2000 to accommodate the registration and underwriting process related to the newly formed entity. In September 2000, the Company discontinued accruing interest on the Note. The Note is secured by approximately 11% of the outstanding shares of Integrity Software, Inc. ("Integrity"). The Company also has the right to convert all sums due from Kielduff into shares of Integrity at its option. The Company has not exercised its option to convert any amount of the Note into shares of Integrity. Kielduff did not pay the Note on the November 15, 2000 due date and it is not certain when and if Kielduff will pay the Note. Given the Company's lack of ability to enforce collection on the due date, the Company has classified the Note as long term. The Company engaged Business Valuation Services, Inc. ("BVS") to perform an analysis of the fair value of the Note's underlying collateral at each quarter during fiscal year 2001. After consideration of the BVS reports and other relevant data, the Company concluded that the fair value of the collateral underlying the Note was impaired. Thus, during the fiscal year ended March 31, 2001, the Company recorded an impairment of $7.6 million. The carrying value of the Note at March 31, 2001 is $7.0 million.

5.       PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2001 and 2000 consisted of the following (in thousands):

                                                               2001       2000
                                                            ---------  ---------

            Automobiles                                     $     29   $     41
            Computer equipment and purchased software          3,278      3,143
            Furniture and fixtures                               492        471
            Leasehold improvements                               362        293
                                                            ---------  ---------
                                                               4,161      3,948
            Less accumulated depreciation and amortization     3,055      2,419
                                                            ---------  ---------
            Total                                           $  1,106   $  1,529
                                                            =========  =========

         Depreciation and amortization expense for the years ended March 31, 2001, 2000 and 1999, was $876,000, $650,000, and $650,000,
         respectively.

6.       CAPITALIZED SOFTWARE

         Capitalized software at March 31, 2001 and 2000 consisted of the following (in thousands):

                                                          2001          2000
                                                      -----------   -----------

            Software                                  $   31,247    $   36,257
            Less accumulated amortization                  9,937         5,660
                                                      -----------   -----------
            Total                                     $   21,310    $   30,597
                                                      ===========   ===========

         The amortization expense for the years ended March 31, 2001, 2000, and 1999, was $4.1 million, $3.3 million, and $1.4 million, respectively. The Company recorded an impairment of $6.6 million to the capitalized software associated with the Australian operations at March 31, 2001 (See Note 3).

7.       GOODWILL

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

         Goodwill at March 31, 2001 and 2000 consisted of the following (in thousands):

                                                          2001          2000
                                                      -----------   -----------

            Cost                                      $   21,924    $   25,325
            Less accumulated amortization                  4,278         2,780
                                                      -----------   -----------
            Total                                     $   17,646    $   22,545
                                                      ===========   ===========

         The amortization expense for the years ended March 31, 2001, 2000, and 1999, was $2.6 million, $2.4 million, and $0.6 million, respectively. The Company recorded an impairment to the goodwill relating to the Australian operations of approximately $2.3 million at March 31, 2001 (See Note 3).

8.       NON-COMPETE AGREEMENTS

         Non-compete agreements as of March 31, 2001 and 2000 are as follows (in thousands):

                                                          2001          2000
                                                      -----------   -----------

            Cost                                      $    6,986    $    6,986
            Less accumulated amortization                  3,372         1,762
                                                      -----------   -----------
            Total                                          3,614         5,224


            Current portion                                1,017         1,609
                                                      -----------   -----------
            Long-term portion                         $    2,597    $    3,615
                                                      ===========   ===========

         The amortization expense for the years ended March 31, 2001, 2000, and 1999 was $1.6 million, $1.5 million and $0.2 million, respectively.

9.       TERM LOANS

         TERM LOANS DUE TO BANK

         The Company's term loans at March 31, 2001 and 2000 consist of the following (in thousands):

                                                            2001          2000
                                                         ----------   ----------

            Term loans payable to bank                   $   7,325    $  17,042
            Less term loans payable to bank classified
               as long-term as discussed below               7,325       13,150
                                                         ----------   ----------
            Current portion of term loans                $       -    $   3,892
                                                         ==========   ==========

         In June 1999, the Company obtained two term loans from Union Bank of California, N.A. (the "Bank") in the aggregate amount of $18.5 million as partial funding for the acquisition of Island Pacific Systems Corporation. During the first quarter of fiscal 2001, the Company agreed to consolidate the approximately $14.75 million balance of the two loans into a single term loan, and to extend the maturity date of the renegotiated loan to August 1, 2000. The Company also agreed to reduce the outstanding principal amount by $10 million. During the second quarter of fiscal 2001, Softline loaned the Company $10 million for the purpose of making this $10 million principal reduction. The Company then refinanced the $4.75 million balance due on the term loan. Under the terms of this arrangement, the Company was required beginning August 1, 2000 to pay interest on the outstanding balance at the rate of 5% over the Bank's prime rate, increasing to 6.25% over the Bank's prime rate after December 31, 2000. The Company was also required to pay $200,000 per month toward reduction of principal, and to pay as further reduction of principal one half of amounts received from a $1.75 million contract receivable, any amounts received from sale of shares of Integrity Software, Inc. which secure a related note receivable (see Note 4), and any amounts received from the issuance of debt or equity securities other than stock option exercises. The Company's $3 million revolving line of credit with the Bank also became subject to the terms of this agreement. The entire amount of indebtedness was due April 1, 2001.

         During the third quarter of fiscal 2001, the Bank agreed to waive the required $200,000 monthly principal payments and to allow the Company to pay a reduced monthly interest rate of 2% over prime, with the balance of the contractual interest accruing and payable upon maturity. The Bank also agreed to permit the Company to apply up to $2.5 million in private placement proceeds (see Note 11) and the full $100,000 paid on the contract receivable during the third quarter of the fiscal year toward working capital instead of reduction of principal. The Company also agreed to terminate the revolving line of credit arrangement, which as of December 31, 2000, was fully drawn, and to a restriction on payments toward subordinated loan obligations until the Bank obligations are discharged. The restriction did not apply to the repayment of amounts due to a subsidiary of Softline (see Note 15).

         The entire amount owed to the Bank is secured by the Company's assets and stock of its U.S. retail and training products subsidiaries, and 65% of the stock of the Company's Australian subsidiary. The loan is subject to certain financial covenants and contains limitations on acquisitions, investments and other borrowings.

         As of March 31, 2001, the Company was not in compliance with certain financial covenants. Subsequent to March 31, 2001, the term loan was amended by the Bank. Under the amendment, the Bank extended the maturity date to May 1, 2002. The amendment also provides for the Company, at its option, to receive a further extension of six months (i.e., until November 1, 2002), subject to certain conditions that must be satisfied by the Company as outlined in the amendment Interest on the term loan accrues and is payable monthly at a rate per annum equal to the Bank's reference rate plus five percentage points. The agreement includes affirmative covenants regarding the Company maintaining and obtaining certain financial ratios. The Company is required to make monthly principal payments of $50,000 starting October 1, 2001. The Company must also pay the Bank a financing fee of $200,000 at the maturity of the one year extension. However, if the Company repays all amounts due under the term loan prior to the initial one year maturity date of May 1, 2002, the Bank will waive the financing fee. If the term of the loan is extended on May 1, 2002, the Company must pay the Bank $150,000 of the financing fee and the remaining $50,000 shall be paid at the maturity of the six-month extension period.

         SUBORDINATED TERM LOAN DUE TO STOCKHOLDER

         During the second quarter of fiscal 2001, Softline, the Company's majority shareholder, loaned the Company $10 million for the purpose of making the $10 million principal reduction on the term loan. This loan is unsecured and is subordinated to the term loan. The loan currently bears interest at 14% per annum, payable monthly, and had a stated due date of August 1, 2001. The Company has not paid monthly interest and has accrued $1.0 million interest as of March 31, 2001. There are no financial covenants or restrictions related to the Softline loan. Subsequent to fiscal year end, the terms of the loan with Softline were amended. Included in the amendment was an extension of the maturity date to November 1, 2002. An additional extension until May 1, 2003 will be granted in the event that the term loan with Union Bank is extended to November 1, 2002.

         The Company agreed to reimburse Softline for costs associated with this loan in the amount of $326,000, which is fully accrued for as of March 31, 2001. These costs are being amortized over the initial 13 month life of the loan. The balance of the unamortized portion of the financing costs which is included in prepaid expenses in the accompanying balance sheet at March 31, 2001 is approximately $102,000.

         The Company borrowed $0.6 million from a subsidiary of Softline on a short-term basis (See Note 15).

         Interest expense included interest and refinancing costs due to Softline and its subsidiary in the amount of $1.0 million for the year ended March 31, 2001.

         Interest expense for the fiscal year ended March 31, 2001 and 2000 also included interest due to other stockholders in the amount of $130,000 and $31,000, respectively.

10.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - The Company leases office space and various automobiles under non-cancelable operating leases that expire at various dates through the year 2006. Certain of the leases contain renewal options. Future annual minimum lease payments for non-cancelable operating leases at March 31, 2001 are summarized as follows (in thousands):

                  YEAR ENDING MARCH 31:
                  2002                                       $     1,400
                  2003                                             1,368
                  2004                                             1,367
                  2005                                             1,065
                  2006                                               332
                  Thereafter                                          94
                                                             ------------
                                                             $     5,626
                                                             ============

         Rent expense was $1.5 million, $1.3 million, and $0.7 million for the years ended March 31, 2001, 2000 and 1999, respectively.

         EMPLOYEE BENEFIT PLAN - Effective January 1, 1999, the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees employed in the United States ("401(k) Plan"). Eligible participants may contribute up to $10,000 or 20% of their total compensation, whichever is lower. The Company matches 50% of the employee's contributions, up to 3% of the employee's total compensation, and may make discretionary contributions to the plan. Participants will be immediately vested in their personal contributions and over a six year graded schedule for amounts contributed by the Company. Effective, July 1, 2000, the Company amended the 401(k) Plan to for the following items: (a) Company matching contribution equal to 50% of the employee's contributions, up to 6% of the employee's total compensation and (b) eligible participants may defer up to $10,500 or 18% of their total compensation, whichever is lower. The Company made matching contributions to the 401(k) Plan of approximately $359,000 and $192,000 in the years ended March 31, 2001 and 2000, respectively.

         LINE OF CREDIT - The Company's Australian subsidiary maintains an AUS$1,000,000 (approximately US$510,000) line of credit facility with National Australia Bank Limited. The facility is secured by substantially all of the assets of the Australian subsidiary, and the Company has guaranteed all amounts owing on the facility. The facility became due in February of each year, but has renewed annually. In April 2001, the Company received a formal demand under the guarantee for the full AUS$971,000 (approximately US$495,000) then alleged by the bank to be due under the facility. The Company has been negotiating with National Australia Bank to resolve this situation. If National Australia Bank is able to demonstrate that it has the right to call the full amount of the facility due, and if the Company is unable negotiate a settlement with the bank or otherwise discharge the indebtedness, National Australia Bank could take control of substantially all of the assets of the Australian subsidiary, and could hold the Company responsible under the guarantee for any and all unsatisfied amounts under the facility.

         LITIGATION - The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. [Kevin to check on materiality of current litigation]

11.      COMMON STOCK, TREASURY STOCK, STOCK OPTIONS, AND WARRANTS

         PRIVATE PLACEMENTS - In March 2000, the Company received $2.9 million from the sale of common stock to an investor. The Company agreed to register the shares with the Securities and Exchange Commission. The shares carried a "repricing right" which entitled the investor to receive additional shares upon the occurrence of certain events. In October 2000, the Company issued 375,043 shares in satisfaction of the repricing right.

         In December 2000, the Company received $1.5 million from the sale of common stock and warrants to a limited number of accredited investors. As part of the same transaction, the investors agreed to purchase in January 2001 and additional $0.5 million of common stock and warrants, and were given an option exercisable on or before February 20, 2001 to purchase an additional $0.5 million of common stock and warrants on the same terms and conditions. The Company issued a total of 2,941,176 shares of common stock and 1,470,590 warrants to purchase common stock at an exercise price of $1.50 as a result of the aforementioned transaction. The Company has agreed to register the common shares purchased and the common shares issuable upon the exercise of warrants with the Securities and Exchange Commission. As of June 29, 2001, the Company has not registered these shares and has issued 367,649 penalty warrants with a strike price of $0.85 per share as required under an agreement with the investors.

         The Company sold $1.25 million in 12% convertible notes due August 30, 2001 to entities and persons related to ICM in May and June 2001. The Company used the proceeds from the sale of these notes for working capital.

         TREASURY STOCK - In November 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's common stock. As of March 31, 2001 and 2000, the Company had repurchased 444,641 shares of its common stock at a cost of $4.3 million. Purchased shares are available for general corporate purposes.

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

         On October 5, 1998, the board of directors and stockholders approved a new plan entitled the 1998 Incentive Stock Plan (the "1998 Plan"). The 1998 Plan authorizes 3,500,000 shares to be issued pursuant to incentive stock options, non-statutory options, stock bonuses, stock appreciation rights or stock purchases agreements. The options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over periods ranging from zero to five years, commencing at the date of grant, and expire in one to ten years. The 1998 Plan terminates in October 2008. On August 18, 2000, the Board approved certain amendments to the 1998 Plan. On November 16, 2000, certain of the amendments were approved by the shareholders. These amendments: (a) increased number of shares authorized in the Plan from 3,500,000 to 4,000,000, (b) authorized an "automatic" annual increase in the number of shares reserved for issuance by an amount equal to the lesser of 2% of total number of shares outstanding on the last day of the fiscal year, 600,000 shares, or an amount approved by the Board of Directors, and
         (c) to limit the number of stock awards of any one participant under the 1998 Plan to 500,000 shares in any calendar year.

         The following summarizes the Company's stock option transactions under the stock option plans:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                                                EXERCISE
                                                                                PRICE PER
                                                              OPTIONS             SHARE
                                                            -----------        ----------
                  Options outstanding, April 1, 1998           772,610         $    1.33
                     Exercised                                (374,000)        $    1.36
                     Granted                                   987,675         $    5.15
                     Expired/canceled                          (17,000)        $    3.44
                                                            -----------

                  Options outstanding, March 31, 1999        1,369,285         $    4.05
                     Exercised                                (190,075)        $    3.63
                     Granted                                   730,150         $    7.87
                     Expired/canceled                         (119,100)        $    7.28
                                                            -----------

                  Options outstanding, March 31, 2000        1,790,260         $    5.44
                     Exercised                                (131,300)        $    6.24
                     Granted                                 2,891,929         $    1.35
                     Expired/canceled                         (589,855)        $    4.88
                                                            -----------

                  Options outstanding March 31, 2001        $3,961,034         $    2.55
                                                            ===========

                  Exercisable, March 31, 1999                  934,285         $    2.88
                                                            ===========

                  Exercisable, March 31, 2000                1,169,160         $    4.37
                                                            ===========

                  Exercisable, March 31, 2001                  922,885         $    4.01
                                                            ===========

         In addition to options issued pursuant to the stock option plans described above, the Company issued additional options outside the plans to employees, consultants, and third parties. The following summarizes the Company's other stock option transactions:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                                                EXERCISE
                                                                                PRICE PER
                                                              OPTIONS             SHARE
                                                            -----------        ----------

                  Options outstanding, April 1, 1998         5,451,700
                     Exercised                                (148,000)        $    1.37
                     Granted                                   125,000         $    5.00
                     Expired/canceled                          (40,000)        $    2.50
                                                            -----------
                  Options outstanding, March 31, 1999        5,388,700         $    1.95

                     Exercised                              (3,247,188)        $    1.92
                     Granted                                    15,000         $    9.50
                                                            -----------
                  Options outstanding, March 31, 2000        2,156,512         $    2.02

                     Exercised                                (289,700)        $    1.82
                     Granted                                   300,000         $    0.95
                     Expired/Canceled                          800,000         $    1.25
                                                            -----------

                  Options outstanding, March 31, 2001        1,366,812         $    2.28
                                                            ===========

                  Exercisable, March 31, 1999                5,273,700         $    1.98
                                                            ===========

                  Exercisable, March 31, 2000                2,156,512         $    2.02
                                                            ===========

                  Exercisable, March 31, 2001                1,166,812         $    2.51
                                                            ===========

                                      F-18

         During the years ended March 31, 2001, and March 31, 2000, the Company recognized compensation expense of $28,000 and $55,000, respectively, for stock options granted to non-employees for services provided to the Company.

         During the year ended March 31, 1999, the Company granted options for 347,000 shares to employees under the 1989 Plan at exercise prices less than fair market values at the date of grant. As a result, the Company recognized compensation expense of $400,000 from the options granted during the year.

         The following table summarizes information as of March 31, 2001 concerning currently outstanding and exercisable options:

                                            Options Outstanding                        Options Exercisable
                                -------------------------------------------------------------------------------
                                                  Weighted
                                                   Average           Weighted                          Weighted
                                                  Remaining          Average                            Average
              Range Of            Number         Contractual         Exercise          Number          Exercise
          Exercise Prices       Outstanding          Life             Price          Exercisable         Price
          ---------------       -----------          ----             -----          -----------         -----
                                                   (years)
           $0.50 -  1.75         3,635,239           8.80             $ 1.30            769,810         $ 1.22
           $2.00 - 11.75         1,692,607           2.34             $ 2.34          1,319,887         $ 7.39
                                -------------------------------------------------------------------------------

                                 5,327,846           7.60             $ 2.48          2,089,697         $ 3.17
                                ===============================================================================

         The Company has adopted the disclosure-only provision of SFAS No. 123. The following pro forma information presents net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the years ended March 31, 2001, 2000, and 1999, as determined under the fair value method prescribed by SFAS No. 123 (in thousands, except per share amounts):

                                                            YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                             MARCH 31,        MARCH 31,       MARCH 31,
                                                               2001             2000            1999
                                                            -----------      -----------     -----------
                  Net income (loss):
                     As reported                            $  (28,945)      $   (4,054)     $    5,585
                     Pro forma                              $  (29,408)      $   (5,305)     $    4,468
                  Basic earnings (loss) per share:
                     As reported                            $    (0.83)      $    (0.12)     $     0.20
                     Pro forma                              $    (0.85)      $    (0.16)     $     0.16
                  Diluted earnings (loss) per share:
                     As reported                            $    (0.83)      $    (0.12)     $     0.17
                     Pro forma                              $    (0.85)      $    (0.16)     $     0.14

                  Weighted average assumptions:
                     Dividend yield                                None             None           None
                     Volatility                                    140%              49%            65%
                     Risk free interest rate                       5.8%             5.8%           5.0%
                     Expected life of options                  10 years       1 -4 years         1 year

         Warrants - At March 31, 2001 and 2000, the Company has 1,614,925 and 25,000, respectively, warrants outstanding to purchase one share of common stock at an exercise price ranging from $1.08 to $7.00 per share outstanding. The life of the warrants range from two to three years from the grant date.

12.      INCOME TAXES

         The provision (benefit) for income taxes consisted of the following components (in thousands):

                                    YEAR ENDED     YEAR ENDED      YEAR ENDED
                                     MARCH 31,      MARCH 31,       MARCH 31,
                                       2001           2000            1999
                                  -------------  --------------  --------------
            Current:
               Federal            $     (1,261)  $         681   $
               State                        45             103
               Foreign                                   1,048             835
                                  -------------  --------------  --------------
            Total                       (1,216)          1,832             835
                                  -------------  --------------  --------------

            Deferred:
               Federal                  (3,523)         (3,325)
               State                      (774)            261
               Foreign                     (99)         (1,180)            836
                                  -------------  --------------  --------------
            Total                       (4,396)         (4,244)            836
                                  -------------  --------------  --------------

            Provision (benefit)
               for income taxes   $     (5,612)  $      (2,412)  $       1,671
                                  =============  ==============  ==============

         Significant components of the Company's deferred tax assets and liabilities at March 31, 2001 and 2000 are as follows (in thousands):

                                                                          March 31,
                                                                 -------------------------
                                                                    2001           2000
                                                                 -----------   -----------
         Current deferred tax assets/(liabilities):
              Deferred revenue                                                 $    1,414
              Research and expenditure credits                                        463
              Excess capital loss over gain                                            24
              Net operating loss                                                    1,607
              State taxes                                        $        1            77
              Accrued expenses                                          728           227
              Related party interest                                    511
              Allowance for bad debts                                    99            93
                                                                 -----------   -----------

         Net current deferred tax assets                              1,339         3,905
                                                                 -----------   -----------

         Non-current deferred tax assets/(liabilities):
              Research and expenditure credits                        1,656
              Net operating loss                                      3,994
              Fixed assets                                              117            11
              Other credits                                             123
              Deferred rent                                              82            54
              Accrued expenses                                        3,567
              Foreign tax credit and other                                            309
                                                                 -----------   -----------

         Total non-current deferred tax assets                        9,539           374

         Intangible assets                                           (5,678)       (7,872)
         Accumulated capitalized research and development costs        (749)         (803)
         Other                                                         (227)
                                                                 -----------   -----------


         Total non-current deferred tax liability                    (6,654)       (8,675)
                                                                 -----------   -----------

         Net non-current deferred tax asset/(liability)               2,885        (8,301)
                                                                 -----------   -----------

         Valuation allowance                                         (2,885)
                                                                 -----------   -----------

         Net deferred tax liability                              $        -    $   (4,396)
                                                                 ===========   ===========

                                      F-20

         The difference between the actual provision (benefit) and the amount computed at the statutory United States federal income tax rate of 34% for the years ended March 31, 2001, 2000, and 1999, is attributable to the following:

                                                            YEAR         YEAR         YEAR
                                                            ENDED        ENDED        ENDED
                                                           MARCH 31,    MARCH 31,    MARCH 31,
                                                             2001         2000         1999
                                                           --------     --------     -------
         Provision (benefit) computed at statutory rate     (34.0)%      (34.0)%       34.0%
         Nondeductible goodwill                               4.8         12.8
         Change in valuation allowance                        9.1
         Foreign income taxed at different rates              5.0         (4.7)         7.4
         State income tax, net of federal tax benefit        (1.4)        (4.3)
         Other                                                0.3         (7.1)         8.2
                                                           --------     --------     -------

         Total provision (benefit) for income taxes         (16.2)%      (37.3)%       49.6%
                                                           ========     ========     =======

         At March 31, 2001, the Company had Federal and California tax net operating loss carryforwards of approximately $12.3 million and $5.7 million, respectively. The Federal and California tax net operating loss carryforwards will begin expiring after 2008 and 2001, respectively.

         The Company also has Federal and California research and development tax credit carryforwards of approximately $960,000 and $696,000, respectively. The Federal credits will begin expiring after 2008. The California credits may be carried forward indefinitely.

13.      DISCONTINUED OPERATIONS

         In the fourth quarter of fiscal 1999, the Company sold its United Kingdom operations, IBIS Systems Limited ("IBIS") for cash proceeds of $2.3 million, receipt of common stock of the Company valued at $2.1 million, which is included in shares receivable as of March 31, 1999, and a note receivable of $13.6 million. The sale resulted in a gain of $274,000, net of applicable income taxes of $753,000. Accordingly, the operating results of IBIS are shown as discontinued operations.

14.      EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share for the years ended March 31, 2001, 2000, and 1999, are as follows (in thousands, except share amounts and per share data):

                                                                            YEAR ENDED MARCH 31, 2001
                                                                 ----------------------------------------------
                                                                     LOSS            SHARES         PER SHARE
                                                                 (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                                 ------------     ------------     ------------
            Basic and diluted EPS:
                Loss available to common stockholders            $   (28,945)      34,761,386      $     (0.83)
                                                                 ============     ============     ============


                                                                            YEAR ENDED MARCH 31, 2000
                                                                 ----------------------------------------------
                                                                   INCOME            SHARES         PER SHARE
                                                                 (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                                 ------------     ------------     ------------
            Basic and diluted EPS:
                Loss available to common stockholders            $    (4,054)      32,458,902      $     (0.12)
                                                                 ============     ============     ============


                                                                            YEAR ENDED MARCH 31, 1999
                                                                 ----------------------------------------------
                                                                   INCOME            SHARES         PER SHARE
                                                                 (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                                 ------------     ------------     ------------
            Basic EPS:
                Income available to common stockholders          $     5,585       28,599,597      $      0.20
                                                                                                   ============
                Effect of dilutive securities options                               4,471,690
                                                                                  ------------
            Diluted EPS:
                Income available to common stockholders plus
                     assumed conversions                         $     5,585       33,071,287      $      0.17
                                                                 ============     ============     ============

                                      F-21

         Options outstanding at March 31, 2001 and 2000 to purchase 1,389,249 and 3,210,910 respectively, shares of common stock were not included in the computation of diluted loss per share because the effect of such inclusion would be anti-dilutive.

15.      RELATED PARTIES

         Included in other receivables at March 31, 2001 and 2000 are amounts due from officers and employees of the Company in the amount of $65,000 and $41,000, respectively.

         The office space for the Company's Sydney office was leased from a former officer of the Company. During the year ended March 31, 2000, the Company paid $163,000 in rent to this related party.

         In November 2000, the Company borrowed $600,000 from a wholly-owned subsidiary of Softline to help meet operating expenses. This loan called for interest at 10% per annum, and was discharged in full in February 2001. In order to discharge the remaining balance of that loan while meeting other critical operational expenses, the Company borrowed $400,000 from Barry M. Schechter, the Company's Chairman. The Company borrowed an additional $164,000 from Mr. Schechter in March 2001, which funds were needed to meet operational requirements of our Australian subsidiary. The advances from Mr. Schechter bear interest at prime rate and are due on demand, subject to a limit on demand rights of $50,000 per payment. Interest expense under this loan was $7,000 for the fiscal year. At March 31, 2001, the remaining balance due to Mr. Schechter as regards both of these loans was $250,000 including accrued interest.

         Included in demand loans due to stockholders totaling $1.3 million as of March 31, 2001, was $63,000 owed to a stockholder, who together with Barry M. Schechter and an irrevocable trust, forms a beneficial ownership group. The original loan amounts totaling $2.3 million was used to fund the acquisition of Island Pacific Systems Corporation on April 1, 1999. Interest is calculated monthly at the current prime rate with no stated maturity date. Interest expense under this loan for the year ended March 31, 2001 was $123,000.

         Effective October 1, 1999, the Company sold its Triple-S Computers
         (Pty) Limited subsidiary ("Triple-S") to Softline. Triple-S developed and installed retail point of sale systems throughout Southern Africa. Softline transferred 78,241 shares of the Company's common stock valued at the October 1, 1999 closing price of $8.50 per share as consideration for the acquisition. The transfer of Triple-S was recorded at the Company's historical book basis and was not material to the operations of the Company.

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

16.      BUSINESS SEGMENTS AND GEOGRAPHIC DATA

         The Company classifies its operations into two lines of business, retail solutions and training products. As revenues, reported profit/(loss) and assets related to the Company's training products subsidiary are below the threshold established for segment reporting, the Company considers its business to consist of one reportable operating segment.

         The Company currently operates in three countries, the United States, Australia, and the United Kingdom. In the fiscal years ended March 31, 2000 and 1999, the Company also had some operations in South Africa. The following is a summary of local operations by geographic area (in thousands):

                                                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          MARCH 31,      MARCH 31,      MARCH 31,
                                                            2001           2000           1999
                                                            ----           ----           ----
          Net sales:
                     United States                     $    25,457    $    22,819    $     5,010
                     Australia                               4,959          8,372         10,706
                     South Africa                                -          1,091          1,770
                     United Kingdom                          2,256          3,832              -
                     United Kingdom (discontinued
                         operations)                             -              -         12,403
                                                       ------------   ------------   ------------
                           Total net sales             $    32,672    $    36,114    $    29,889
                                                       ============   ============   ============

                  Long-lived assets: update
                     United States                     $    48,270    $    60,909    $    10,524
                     Australia                               1,370         11,471         11,152
                     South Africa                                -              -              -
                     United Kingdom                             59             75             13
                     United Kingdom (discontinued
                         operations)                             -              -              -
                                                       ------------   ------------   ------------
                           Total long-lived assets     $    49,699    $    72,455    $    21,689
                                                       ============   ============   ============

         For the fiscal year ended March 31, 2001 and 2000, sales to one customer accounted for 29% and 15%, respectively, of total consolidated net revenues. As of March 31, 2001 and 2000, the Company's trade receivables from this customer accounted for 26% and 33%, respectively, of total consolidated receivables. As of March 31, 2000, deferred revenues from this customer accounted for 27% of total consolidated deferred revenue.

17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                 2001                  JUNE 30      SEP 30       DEC 31      MAR 31       TOTAL
         -------------------------------------------------------------------------------------------------------
         REVENUES                                       11,000       7,993        7,737       5,942      32,672
         GROSS PROFIT                                    8,314       4,004        3,861       4,824      21,003
         NET INCOME (LOSS)                                 546      (4,741)      (5,997)    (18,753)    (28,945)
         DILUTED (LOSS) PER SHARE                         0.02       (0.14)       (0.17)      (0.54)      (0.83)


                                 2000                  JUNE 30      SEP 30       DEC 31      MAR 31       TOTAL
         -------------------------------------------------------------------------------------------------------
         REVENUES                                       11,767      10,067        7,484       6,796      36,114
         GROSS PROFIT                                    9,322       7,191        5,573       3,058      25,144
         NET INCOME (LOSS)                               1,381        (209)      (2,036)     (3,190)     (4,054)
         DILUTED (LOSS) PER SHARE                         0.04       (0.01)       (0.06)      (0.09)      (0.12)

         The summation of quarterly net income (loss) per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.