Form 10-K/A
period 2001-03-31
SVI SOLUTIONS INC
filed 2001-07-30
CIK 866535

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO_______

Commission file number 0-23049
                       -------

                               SVI SOLUTIONS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     33-0896617
-------------------------------          ---------------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

12707 HIGH BLUFF DRIVE, SUITE 335, SAN DIEGO, CA                92130
------------------------------------------------               --------
   (Address of principal executive offices)                    ZIP Code

(Registrant's telephone number, including area code: (877) 784-7978

Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
Common Stock, $0.0001 par value        American Stock Exchange
-------------------------------        -----------------------

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

The number of shares outstanding of the registrant's Common Stock was 37,914,744 on June 29, 2001.

--------------------------------------------------------------------------------
* Excludes the Common Stock beneficially held by executive officers, directors and stockholders whose beneficial ownership exceeds 10% of the Common Stock outstanding at June 29, 2001.

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

         Like SVI Retail, Inc., our Australian subsidiary's strategic focus in Australia and New Zealand is Multi-Channel Retailing. It provides solutions that embrace CRM (Customer Relationship Management) and leverage the Internet with our ePigeon solution.

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

IF PRODUCT LIABILITY LAWSUITS ARE SUCCESSFULLY BROUGHT AGAINST US, WE MAY INCUR SUBSTANTIAL LIABILITIES AND MAY BE REQUIRED TO LIMIT COMMERCIALIZATION OF OUR APPLICATIONS.

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

Island Pacific was one of the leading providers of enterprise applications, and the technology we acquired and have subsequently enhanced now forms the core of our SVI Retail Enterprise Solution. ARS was one of the leading providers of store applications, and the technology we acquired and have subsequently enhanced now forms the core of our SVI Retail Store Solution.

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

         We agreed to register all of the shares sold under the purchase agreement or the warrants with the SEC. Our agreement with the investors provided that if a registration statement was not effective on or before April 21, 2001, we would be obligated to issue two-year warrants to each investor, entitling the investor to purchase additional shares of our common stock at $0.85 per share. We filed a registration statement in January 2001 to register these shares, but it did not become effective. Through June 29, 2001, we have issued the investors warrants to purchase 367,647 common shares under this agreement. We are obligated to issue to each investor a warrant for an additional 2.5% of the number of shares purchased by that investor in the private placement for each continuing 30-day period during which a registration statement is not effective. We intend to refile the registration statement promptly after filing this report. We may call these warrants and other late registration warrants on the same terms as the warrants described in the preceding paragraph.

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

         If the SSII-Softline transaction does not proceed as anticipated, we believe we will be able to satisfy from operations the interest-only payments and the required principal prepayments due to Union Bank under the restated agreement for the next twelve months, provided the loan is extended. We are not required to make principal or interest payments to Softline so long as the Union Bank obligation is outstanding, but interest does currently accrue on that obligation. Principal and accrued interest on the Softline note will be due May 1, 2003 if the note is not restructured pursuant to the SSII-Softline memorandum of understanding. We most likely will not have sufficient cash to pay the ICM convertible notes when due on August 30, 2001, and our agreement with Union Bank prohibits such payments. These notes are unsecured, and we anticipate that the holders will convert the notes prior to maturity. We remain potentially subject to an action by National Australia Bank to take control of our Australian operations and to seek recovery from us on our guaranty of the obligation of our Australian subsidiary. It is our intent to negotiate a settlement with National Australia Bank which would avoid these outcomes, but we may not be successful in these efforts.

         CASH POSITION AND NEED FOR CAPITAL

         As a result of our indebtedness and net losses for the past two fiscal years, we began experiencing significant strains on our cash resources in the third quarter of fiscal 2001. In order to manage our cash resources, we reduced expenses in our Australian subsidiary and in our US and UK retail operations. We have also extended payment terms with many of our trade creditors wherever possible, and we have diligently focused our collection efforts on our accounts receivable. We had a negative working capital of $(4.2) million at March 31, 2001, a decrease of $6.8 million from working capital of $2.6 million at March 31, 2000.

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

         Management has been actively engaged in attempts to resolve our liquidity problems. The proposed transaction with SSII and Softline, if consummated, will substantially relieve the pressures on our liquidity by reducing our indebtedness, providing a working capital reserve and putting us in a position where we may be able to establish one or more bank lines of credit. We will continue however to have a need for working capital after completion of the SSII-Softline transaction. We are therefore actively seeking a private equity placement to provide needed working capital for growth and to discharge aged payables. We have no binding commitments for funding at this time. Financing may not be available on terms and conditions acceptable to us, or at all. Failure to obtain the required funding would place further strains on our working capital resources and operations.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers, and their ages as of June 29, 2001, are as follows:

               NAME                AGE                         TITLE
          DIRECTOR SINCE
   ----------------------------- ---------
---------------------------------------------- ------------------
   Barry M. Schechter               47     Chairman of the Board and Director
               1994

   Thomas A. Dorosewicz             46     Chief Executive Officer and Director
               2001

   Arthur S. Klitofsky              47     Vice President and Director
               1994

   Kevin M. O'Neill                 47     Executive Vice President and Chief
Financial         2001
                                           Officer, Secretary and Director

   William E. Farrant               46     Executive Vice President and General
                - -
                                           Manager, Retail

   Donald S. Radcliffe (1)          56     Director
               1998

   Ivan M. Epstein                  40     Director
               1998

   Gerald Rubenstein                67     Director
               1998

   Ian Bonner (1) (2)               46     Director
               1998

   Steven Cohen                     39     Director
               2000

   Michael Silverman (1) (2)        56     Director
               2001

------------------
       (1)      Member of the Audit Committee
       (2)      Member of the Compensation Committee

         Barry M. Schechter has been our Chairman of the Board since February 1994. He was Chief Executive Officer from February 1994 to January 2001. He was also Chief Executive Officer of our predecessor and wholly-owned subsidiary, Sabica Ventures, Inc., from its inception in February 1990. Mr. Schechter was a director of Softline Limited ("Softline"), which beneficially owns 50.3% of our common stock from until October 2000. Mr. Schechter is also a director of Integrity Software, Inc., whose share prices are quoted on the National Quotation Bureau Pink Sheets. We have an indirect equity interest in Integrity (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Results of Operations--Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000--Impairment of Assets" above).

         Thomas A. Dorosewicz, has been our Chief Executive Officer and a Director since January 2001. Mr. Dorosewicz was President of ecVision, Inc. of San Jose, California, from January 2000 to January 2001. ecVision is a provider of XML based technology used to automate the merchandise supply chain process via the Internet. Mr. Dorosewicz directed U.S. operations of ecVision. From September 1998 to January 2000, he was a Vice President of Integrated Business Solutions, a Lockheed Martin company which provides information technology outsourcing and systems integration in e-commerce and integrated document management. His responsibilities included developing and managing an integrated e-business unit, and worldwide sales of integrated document management solutions. Mr. Dorosewicz has a B.S. from University of Maryland.

         Arthur S. Klitofsky has been Vice President and a director since February 1994. He has been President of our SVI Training Products, Inc. subsidiary since 1991. Mr. Klitofsky has a Bachelor of Science Degree in Electrical Engineering from the University of Witwatersrand, Johannesburg, South Africa and a Bachelor in Accounting Science Degree from the University of South Africa.

         Kevin M. O'Neill became our Executive Vice President and Chief Financial Officer in April 2001. He also serves as our Secretary, and he became a director in May 2001. From 1994 until joining us, Mr. O'Neill held various positions within Anacomp, Inc., a San Diego-based company whose shares are quoted on the OTC Bulletin Board. His most recent position was Senior Vice President, Corporate Development and Strategic Relations. He joined Anacomp as part of a small team of senior managers responsible for restructuring the company. His recent responsibilities at Anacomp included oversight of Anacomp's strategic marketing initiatives, its public and investor relations activities and its mergers, strategic acquisitions and partnerships. Mr. O'Neill held various retail industry-related positions within Fujitsu-ICL Systems, Inc. (and its predecessors and subsidiaries) from 1982 to 1994, the last of which was Senior Director, Marketing and Development. Mr. O'Neill has a B.A. in Business Management and Economics from Catawba College.

         William E. Farrant became Executive Vice President and General Manager, Retail Operations in March 2001. He oversees the day-to-day operations of our United Kingdom and U.S. retail operations. From 1992 until joining us, Mr. Farrant held various positions within Anacomp, Inc. His most recent position was Senior Vice President and General Manager, Document Solutions. The Document Solutions business is Anacomp's largest business unit. Mr. Farrant held various retail industry-related positions within Fujitsu-ICL Systems, Inc. (and its predecessors and subsidiaries) from 1977 to 1992, the last of which was Director, Product Management. Mr. Farrant has a B.S. in Management and an M.B.A. from Pepperdine University.

         Donald S. Radcliffe became a director in May 1998. He has been President of Radcliffe & Associates since 1991. Radcliffe & Associates provides financial consulting services to public companies, and currently provides financial advisory services to us. Since 1984 he has also been Executive Vice President and Chief Operating and Financial Officer of World-Wide Business Centres, which is a privately held operator of shared office space facilities. Mr. Radcliffe also serves as a director of Complete Wellness Centers, Inc. and Integrity Software, Inc. We have an indirect equity interest in Integrity (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Results of Operations--Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000--Impairment of Assets" above). Mr. Radcliffe received a B.S. from Lehigh University and an M.B.A. from Dartmouth College. He is a certified public accountant and a member of the Audit Committee.

         Ivan M. Epstein became a director in May 1998. He is the Chief Executive Officer and a director of Softline, which he co-founded in 1988. Softline is listed in the Information Technology sector of the Johannesburg Stock Exchange and is one of the leading accounting software vendors in the world. Softline operates in 37 countries with products available in eight languages, and targets mainly small to medium size enterprises. Softline beneficially owns 50.3% of our common stock. Mr. Epstein is also a director of Integrity Software, Inc., for which we have an indirect equity interest (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Results of Operations--Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000--Impairment of Assets" above).

         Gerald Rubenstein became a director in May 1998. He is an attorney in South Africa and is currently a consultant to the law firm of Fluxman Rabinowitz
- Raphaely Weiner. He specializes in corporate finance and mergers and acquisitions. He is also the Chairman of Protea Furnishers Limited and Vestacor Limited. He currently serves as a director of seven public companies in South Africa, including Softline, which beneficially owns 50.3% of our outstanding common stock.

         Ian Bonner became a director in May 1998. He recently began serving as President and Chief Executive Officer of Terraspring, a software and Internet infrastructure company. From 1993 until April 2001, he held various positions with IBM Corporation, including Vice President of Partner Marketing and Programs for the IBM/Lotus/Tivoli Software Group. His responsibilities included the development and implementation of marketing campaigns and programs designed to serve the business partners of IBM, Lotus and Tivoli, including major accounts, independent software vendors and global systems integrators. He also oversaw the IBM BESTeam and the Lotus Business Partner programs which are designed to provide enhanced opportunities, including education, marketing and training support, to qualified providers of IBM's and Lotus's portfolio of network solutions. Mr. Bonner received a Bachelor of Commerce from the University of the Witwatersrand in 1976 and a graduate degree in Marketing Management and Market Research and Advertising from the University of South Africa in 1978. Mr. Bonner is a member of the Audit and Compensation Committees.

         Steven Cohen became a director in June 2000. He is the Chief Operating Officer and a director of Softline, which he joined in 1989 as financial director. Mr. Cohen played a key role in the development of Softline's "Brilliant Accounting" software package, and he was an active participant in the growth of Softline to its current position as one of the leading global providers of midrange accounting software. Softline beneficially owns 50.3% of our common stock.

         Michael Silverman became a director in January 2001. Mr. Silverman founded Advanced Remote Communication Solutions, Inc. (formerly known as Boatracs, Inc.) in 1990. He served as its Chairman since formation, and as Chief Executive Officer and President until October 1997, and from November 1999 to the present date. Mr. Silverman is a Chartered Accountant (South Africa) and has an M.B.A. from Stanford University. Mr. Silverman is a member of our Audit and Compensation Committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of a class of our securities registered under Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2001, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except Michael Silverman, who filed late his initial Form 3.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth summary information the compensation for the last three fiscal years received by each person who served as Chief Executive Officer during the last completed fiscal year, the three other most highly compensated persons serving as executive officers at the end of the last completed fiscal year who earned more than $100,000 in salary and bonus in the last completed fiscal year, and two other persons who were executive officers during the last completed fiscal year and earned more than $100,000 in salary and bonus, but who were not executive officers at the end of the last completed fiscal year. We refer to these individuals as the "named executive officers."

                                 Annual                               Securities
Name and                     Compensation                             Underlying
      All Other
Principal Position               Year          Salary($)   Bonus($)     Options
   Compensation($)(1)
------------------           -------------    -----------   -----
------------   ----------------
Barry M. Schechter                 2001          312,492       --        321,429
           4,995
Chairman of the Board              2000          270,000       --         24,750
             --
(and formerly Chief                1999          198,000       --        110,675
             --
Executive Officer)

Thomas A. Dorosewicz               2001           55,929    37,500       550,000
             277
Chief Executive Officer

Arthur S. Klitofsky                2001          152,400       --         90,000
           4,572
President of SVI                   2000          140,400       --         12,700
             --
Training                           1999          134,100       --         35,000
             --

Mark Wulff                         2001          287,500       --        100,000
           6,213
Former Chief Executive             2000          280,769       --           --
             --
Officer of SVI Retail, Inc.

David L. Reese                     2001          150,000       --         12,000
           4,500
Former Chief Financial             2000          116,667       --         59,000
             --
Officer                            1999           90,248       --         51,000
             --

William Witte                      2001          178,125       --         50,000
           1,874
Former Executive Vice
President and General
Manager, Supply Chain
Solutions

William MacFarlane                 2001          108,924       --         50,000
             --
Former Executive Vice
President and General
Manager, Client Services

(1)      Consists of 401(k) matching contributions.

         We also provide certain compensatory benefits and other non-cash compensation to the named executive officers. Our incremental cost of all such benefits and other compensation paid in the years indicated to each such person was less than 10% of his reported compensation and also less than $50,000.

         The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the named executive officers. Except as otherwise indicated, the options are fully vested.

                        OPTION GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------
---------------------------------------------

                 Potential Realizable

                   Value at Assumed

                   Annual Rates of
                                     Individual Grants
                     Stock Price
--------------------------------------------------------------------------------
-------------       Appreciation for
                                                            Exercise   Market
                    Option Term ($)
                                                            or Base   Price on
                         Date of     Options       % of      Price  Date of
Grant Expiration    -----------------------------
         Name             Grant    Granted (#)    Total     ($/Sh.)    ($/Sh.)
    Date          0%        5%         10%
--------------------------------------------------------------------------------
---------------------------------------------
Barry M. Schechter         12/5/00   321,429(1)    10.7%       1.40      1.27
  12/5/10         0     214,938    608,884

Thomas A. Dorosewicz       1/10/01   250,000(1)     7.8%       1.12      1.12
  1/10/11         0     176,090    446,248
                           1/10/01   300,000(2)     9.4%       0.95      1.12
  1/10/11    51,000     262,309    586,497

Arthur S. Klitofsky       11/15/00    90,000(1)     2.8%       1.61      1.61
 11/15/10         0      91,127    230,933

Mark T. Wulff             11/15/00   100,000        3.1%       1.61      1.61
 11/15/10(3)      0           0(3)       0(3)

David L. Reese            11/15/00    12,000(1)     0.4%       1.61      1.61
 11/15/10(4)      0           0(4)       0(4)

William Witte             11/15/00    25,000        0.8%       1.61      1.61
 11/15/10         0      25,313     64,148
                          11/15/00    25,000(1)     0.8%       1.61      1.61
 11/15/10(5)      0      25,313     64,148

William MacFarlane        11/15/00    10,000(1)     0.3%       1.61      1.61
 11/15/10(6)      0      10,125     25,659
                           2/27/01    40,000(7)     1.3%       1.31      1.31
  2/27/11(6)      0      32,954     83,512

(1) Options vest 20% per year over five years beginning on the first anniversary of the grant, subject to continuing service.

(2) Options vest as to 100,000 shares on the date of grant, 100,000 shares six months after the date of grant, and 100,000 shares 24 months after the date of grant, subject to continuing service.

(3) Mr. Wulff resigned from his position on January 5, 2001. As a result, none of these options will vest and they were therefore effectively terminated at fiscal year end.

(4) Mr. Reese resigned from his position effective March 31, 2001. As a result, none of these options will vest and they were therefore effectively terminated at fiscal year end.

(5) Effective April 30, 2001, Mr. Witte is no longer employed by SVI. As a result, none of these options will vest and they were therefore effectively terminated. These options were in force at fiscal year end.

(6) Effective May 31, 2001, Mr. MacFarlane is no longer employed by SVI. As a result, none of these options will vest and they were therefore effectively terminated. These options were in force at fiscal year end.

(7) Options vest as to one-third of the shares on the first anniversary of the grant, and the remaining two-thirds of the shares in 24 equal monthly installments after the first vesting date, subject to continuing service.

         The potential realizable value is calculated based on the term of the option at its time of grant and the number of shares underlying the grant at fiscal year end. It is calculated based on assumed annualized rates of total price appreciation from the market price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by SEC rules and do not represent our estimate or projections of future common stock prices. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not be achieved.

         The following table sets forth the information concerning the fiscal year end value of unexercised options held by the named executive officers. None of the named executive officers exercised options during the last fiscal year.

                          FISCAL YEAR END OPTION VALUES

                                         Number of Securities
                                        Underlying Unexercised      Value of
Unexercised In-The-Money
                                        Options at FY End (#)
Options at FY End ($)
                   Name               Exercisable/Unexercisable
Exercisable/Unexercisable (1)

--------------------------------------------------------------------------------
----------------

        Barry M. Schechter                 185,425/321,429
       0/0
        Thomas A. Dorosewicz               100,000/450,000
8,000/16,000
        Arthur Klitofsky                   114,540/100,160
       0/0
        Mark Wulff                                 0/0 (2)
       0/0
        David L. Reese                        37,000/0 (3)
       0/0
        William Witte                        25,000/25,000
       0/0
        William MacFarlane                        0/50,000
       0/0

(1) Based upon the market price of $1.03 per share, determined on the basis of the closing sale price per share of our common stock on the American Stock Exchange on the last trading day of the 2001 fiscal year, less the option exercise price payable per share.

(2) As a result of Mr. Wulff's resignation from his position on January 5, 2001, unvested option at fiscal year end will not vest and have been omitted from the table.

(3) As a result of Mr. Reese's resignation from his position effective March 31, 2001, unvested options at fiscal year end will not vest and have been omitted from the table.

LONG-TERM INCENTIVE PLANS

         We do not have any long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended March 31, 2001, we did not adjust or amend the exercise price of stock options awarded to the named executive officers. We have no defined benefit or actuarial plans covering any named executive officer.

STOCK INCENTIVE PLANS

         We have two stock incentive plans. Our Incentive Stock Option Plan (1989 plan) terminated in October 1999. It provided for issuance of incentive stock options to purchase up to 1,500,000 shares of common stock to employees. 625,485 of such shares remain subject to option as of June 30, 2001. The 1989 plan was administered by the Board of Directors, which established the terms and conditions of each option grant.

         Our 1998 Incentive Stock Plan (1998 plan) authorizes the issuance of shares of common stock through incentive stock options, non-statutory options, stock bonuses, stock appreciation rights and stock purchase agreements. The 1998 plan was amended in August 2000 to increase the number of shares reserved from 3,500,000 to 4,000,000. The August 2000 amendments authorized a further automatic annual increase in reserved shares to take place on the first trading day of each fiscal year. The amount of the annual increase is 2% of the total number of shares of common stock outstanding on the last trading day of the immediately prior fiscal year. The annual increase cannot however be more than 600,000 shares, and the Board may in its discretion provide for a lesser increase. The August 2000 amendments also implemented a limit on stock awards to any one person in excess of 500,000 shares in any calendar year. Our stockholders approved the amendments at our annual meeting held November 16, 2000. On April 2, 2001, the automatic increase of 600,000 shares was effected, so that the total number of shares reserved under the 1998 plan is currently 4,600,000. The exercise price of options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of the grant, in the case of incentive stock options, or 85% of the fair market value on the date of the grant, in the case of non-statutory stock options.

EMPLOYMENT AGREEMENTS

         We entered into an employment agreement with Barry M. Schechter effective October 1, 2000. This agreement will continue until September 30, 2003 unless earlier terminated for cause. Under the agreement Mr. Schechter has the right to annual compensation of $325,000 for the first year of the agreement, $350,000 for the second year of the agreement and $375,000 for the third year of the agreement. In addition, Mr. Schechter is entitled to receive options on each anniversary of the agreement to purchase the number of shares equal to 150% of his annual compensation for the prior year divided by the market price on the anniversary date. The agreement states that options will be fully vested when issued and exercisable for ten years after the date of the grant.

         We entered into an employment agreement with Thomas A. Dorosewicz effective January 10, 2001. Under the agreement, Mr. Dorosewicz is paid base annual compensation of $250,000. For fiscal year 2001, he was entitled to earn a guaranteed bonus of $18,750 and an additional $18,750 performance bonus. Mr. Dorosewicz earned the full $37,500 bonus for fiscal 2001, and agreed to accept payment in shares of our common stock. We agreed to pay the withholding taxes which were due upon this stock grant. For fiscal 2002, Mr. Dorosewicz will be entitled to a cash bonus of up to 75% of his base salary upon achievement of performance targets. We also agreed to issue Mr. Dorosewicz 250,000 options priced at fair market value on his start date, vesting over five years, and an additional 300,000 special stock options priced at 85% of fair market value, vesting 100,000 immediately, 100,000 after six months and 100,000 after 24 months. We have agreed to issue additional options to Mr. Dorosewicz during fiscal 2002 based on various performance criteria. We also agreed to pay Mr. Dorosewicz certain relocation expenses. The agreement may be terminated by us or by Mr. Dorosewicz with 30 days advanced notice. If we terminate the agreement without cause, we must pay Mr. Dorosewicz severance equal to six months' base salary plus the pro-rated portion of his bonus. If we terminate the agreement without cause after one year, we must pay additional severance of one month's base salary for each year of service completed, up to a maximum of six additional months.

         We entered into a three-year employment agreement with Mark T. Wulff effective June 3, 1999. Mr. Wulff's annual compensation under the agreement was $300,000. The agreement could be terminated at will by either party upon six months prior written notice or by us for cause on three days' written notice. In January 2001, Mr. Wulff stepped down as CEO of SVI Retail. We are currently negotiating a release and severance agreement with him.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Ian Bonner, Gerald Rubenstein and Michael Silverman served as members of the Compensation Committee during some or all of fiscal 2001. Mr. Bonner and Mr. Silverman currently serve as the member of the Compensation Committee. No member of the Compensation Committee during fiscal 2001 has ever been an officer of SVI or any of its subsidiaries. During fiscal 2001, none of our executive officers served as a member of a compensation committee or board of directors of any entity that has one or more if its executive officers serving as a member of our Compensation Committee.

DIRECTOR COMPENSATION

         We did not pay direct or indirect remuneration to any of our directors in their capacities as directors during the last fiscal year. We do not anticipate paying any direct or indirect remuneration to our directors in their capacities as directors during this fiscal year other than reimbursement of expenses for attending directors' or committee meetings and discretionary stock option grants under the 1998 plan. During the last fiscal year, Donald Radcliffe and Michael Silverman received options to purchase 100,000 and 50,000 shares, respectively, of our common stock at an exercise price of $1.00. The options each expire on January 2, 2011 and will vest at a rate of 20% of the shares subject to the grant annually, subject to continuing service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows beneficial ownership of shares of our common stock as of June 29, 2001 (i) by all persons known by us to beneficially own more than 5% of such stock and (ii) by each director, each of the named executive officers, and all directors and executive officers as a group. Except as otherwise specified, the address for each person is 12707 High Bluff Drive, Suite 335, San Diego, California 92130. As of June 29, 2001, there were 37,914,744 shares of common stock outstanding. Each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws), except as stated below.

                                                   Amount and Nature
              Name and Address of                 of Beneficial Ownership
Percent
               Beneficial Owner                            (1)
of Class
          ---------------------------------       ----------------------
--------
          Softline Limited                             19,100,527          (2)
 50.3%
          16 Commerce Crescent
          Eastgate Extension 13
          Sandton 2148
          South Africa

          Claudav Holdings Ltd. B.V.                    5,511,925          (3)
 14.5%
          9 Rue Charles Humbert
          1205 Geneva
          Switzerland
          The Ivanhoe Irrevocable Trust                 5,511,925          (3)
 14.5%

          Barry M. Schechter                            5,511,925          (3)
 14.5%

          ICM Asset Management, Inc.                    6,254,697          (4)
 15.3%
          601 W. Main Ave., Suite 600
          Spokane, WA  99201

          Thomas A. Dorosewicz                            136,407          (5)
  < 1%

          Kevin M. O'Neill                                 10,000
  < 1%

          David L. Reese                                   37,000          (6)
  < 1%

          Arthur S. Klitofsky                             377,440          (7)
  1.0%

          William Witte                                    25,000          (6)
  < 1%

          William MacFarlane                                    0
  0.0%

          Donald S. Radcliffe                             647,800          (8)
  1.7%
          575 Madison Avenue
          New York, NY 10022

          Ivan M. Epstein                                 105,000          (6)
  < 1%
          2 Victoria
          Eastgate Extension 13
          Sandton 2148
          South Africa


          Gerald Rubenstein                                 5,000          (6)
  < 1%
          16 Commerce Crescent
          Eastgate Extension 13
          Sandton 2148
          South Africa

          Ian Bonner                                       52,000          (6)
  < 1%
          5527 Inverrary Court
          Dallas, Texas 75287

          Steven Cohen                                          0
  0.0%
          16 Commerce Crescent
          Eastgate Extension 13
          Sandton 2148
          South Africa

          Mark Wulff                                            0
  0.0%

          Michael Silverman                                 9,000
  < 1%
          10675 Sorrento Valley Road, Suite 200
          San Diego, CA  92121

          All directors and executive                   6,854,572          (9)
 17.7%
          Officers as a group (11 persons)

(1) This table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares.

(2) Includes 71,812 shares pursuant to outstanding options exercisable within 60 days of June 29, 2001. The eleven directors of Softline are Ivan M. Epstein, Steven Cohen, Carlos de Santos, Ivan Ferrer, Laurence Nestadt, Eric Ellerine, Mac Maharaj, Robert Wilkie, Gerald Rubenstein, Jonathon Copelyn and Marcel Golding. Mr. Golding serves as Chairman of the Board, Mr. Epstein serves as Chief Executive Officer, and Mr. Cohen serves as Chief Operating Officer. Each of the foregoing persons disclaims beneficial ownership of the shares and options held by Softline.

(3) Claudav Holdings Ltd. B.V. ("Claudav"), the Ivanhoe Irrevocable Trust ("Ivanhoe") and Barry M. Schechter may be deemed a group pursuant to Rule 13d-5 promulgated under the Exchange Act. Claudav holds 2,224,500 shares, for which it shares voting power with Mr. Schechter pursuant to a proxy. Claudav is managed by Erwin Wachter, Trustee. Mr. Wachter therefore shares beneficial ownership with Mr. Schechter of the shares held by Claudav. Ivanhoe holds 3,100,000 shares for which it shares voting and investment power with Mr. Schechter pursuant to Mr. Schechter's position as a trustee. Includes 2,000 shares held by Mr. Schechter's minor children and 185,425 shares pursuant to options of Mr. Schechter exercisable within 60 days of June 29, 2001. Excludes 10,000 shares held by Mr. Schechter's spouse, for which Mr. Schechter disclaims beneficial ownership.

(4) Includes 2,321,411 shares held by Koyah Leverage Partners, L.P. and 580,353 shares held by Koyah Partners, L.P. Also includes 1,685,258 shares pursuant to outstanding warrants and 694,445 shares obtainable upon conversion of convertible notes held by Koyah Leverage Partners, L.P., 409,598 shares pursuant to outstanding warrants and 138,889 shares obtainable upon conversion of convertible notes held by Koyah Partners, L.P., and 31,250 shares pursuant to outstanding warrants and 92,593 shares obtainable upon conversion of convertible notes held by Koyah Community Partners, L.P. Koyah Ventures, LLC is the general partner of Koyah Leverage Partners, L.P., Koyah Partners, L.P. and Koyah Community Partners, L.P., and as a result has shared voting and investment power over shares held by all three entities. ICM Asset Management, Inc. is the investment advisor to Koyah Leverage Partners, L.P., Koyah Partners, L.P. and Koyah Community Partners, L.P., and as a result has shared voting and investment power over shares held by all three entities. Also includes 300,900 shares held by other clients of ICM Asset Management, Inc. ICM Asset Management, Inc. has discretionary authority over shares held by these other clients and as a result has shared voting and investment power over these shares. James M. Simmons is the managing member of Koyah Ventures, LLC and the chief investment officer and controlling shareholder of ICM Asset Management, Inc. and as a result has shared voting and investment power over shares held by Koyah Leverage Partners, L.P., Koyah Partners, L.P., Koyah Community Partners, L.P., ICM Asset Management, Inc. and the other clients of ICM Asset Management, Inc. Each of these entities or persons disclaims beneficial ownership in these securities except to the extent of such entity's or person's pecuniary interest in these securities and disclaims membership in a group with any other entity or person within the meaning of Rule 13d-5(b)(1) under the Securities Exchange Act of 1934.

(5) Includes 100,000 shares pursuant to outstanding options exercisable within 60 days of June 29, 2001.

(6) Consists of outstanding options exercisable within 60 days of June 29, 2001.

(7) Includes 114,540 shares pursuant to outstanding options exercisable within 60 days of June 29, 2001.

(8) Includes 300,000 shares pursuant to outstanding options exercisable within 60 days of June 29, 2001. Also includes 11,500 shares held by an entity for which Mr. Radcliffe has sole voting and investment power. Also includes an aggregate of 82,100 shares held by three entities for which Mr. Radcliffe has shared voting and investment power. Excludes 121,500 shares held by Mr. Radcliffe's spouse, for which Mr. Radcliffe disclaims beneficial ownership.

(9) Includes 861,965 shares pursuant to outstanding options exercisable within 60 days of June 29, 2001.

POSSIBLE CHANGE OF CONTROL

         In May 2001, we entered into a memorandum of understanding with Softline and Shmulik Stein International Investments (SSII). If the transactions contemplated by the memorandum of understanding are consummated, Softline would no longer be our majority stockholder, and SSII would become a substantial stockholder . The terms of this memorandum of understanding are discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operation" under "Financing Transactions--SSII-Softline Memorandum of Understanding."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a description of transactions since April 1, 2000 to which we have been a party, in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our common stock had or will have a direct or indirect interest, other than our compensation arrangements with our directors and named executive officers described above under "Executive Compensation." Certain of these transactions will continue in effect and may result in conflicts of interest between us and such individuals. Although these persons may owe fiduciary duties to our stockholders, there is a risk that such conflicts of interest may not be resolved in favor of us.

         In July 2000, we borrowed $10 million from Softline Limited in order to pay the same amount to Union Bank as a mandatory reduction of principal owing to Union Bank. Softline beneficially owns approximately 50.3% of our common stock, and is therefore a parent corporation to us. Softline is a South African company listed on the Johannesburg Stock Exchange. Ivan M. Epstein, Gerald Rubenstein and Steven Cohen are each directors of Softline. Mr. Epstein is Chief Executive Officer and Mr. Cohen is Chief Operating Officer of Softline. The terms of this loan are discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources--Indebtedness--Softline."

         In November 2000, we borrowed $600,000 from a wholly-owned subsidiary of Softline to help meet operating expenses. This loan called for interest at 10% per annum, and was discharged in full in February 2001.

         In February 2001, we borrowed $400,000 from Barry M. Schechter, our Chairman, in order to pay off in part our obligation due to the wholly-owned subsidiary of Softline. We borrowed an additional $164,000 from Mr. Schechter in March 2001, which funds were needed to meet operational requirements of our Australian subsidiary. The advances from Mr. Schechter bear interest at prime rate and are due on demand, subject to a limit on demand rights of $50,000 per payment. As of June 29, 2001, the remaining balance due to Mr. Schechter on these loans was $38,000 including accrued interest.

         In May 2001, we entered into a memorandum of understanding with Softline and Shmulik Stein International Investments. The terms of this memorandum of understanding are discussed above in "Management's Discussion and Analysis of Financial Condition and Results of Operation" under "Financing Transactions--SSII-Softline Memorandum of Understanding."

         In May and June, 2001, we issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to ICM Asset Management, Inc., which beneficially owns 15.3% of our common stock, including the securities obtained through this private placement. The notes are due August 30, 2001, and require interest at the rate of 12% per annum to be paid at maturity. Any portion of the unpaid amount of principal and interest is convertible at any time by the investors into common shares valued at $1.35 per share. We also agreed to issue to the investors three-year warrants to purchase 250 common shares for each $1,000 in notes purchased, at an exercise price of $1.50 per share. We also agreed to register with the SEC any shares that may be obtained upon conversion of the notes or exercise of the warrants. We are further required to obtain an agreement from Softline subordinating our obligation to Softline to the convertible notes.

         We retain Radcliffe & Associates, an entity affiliated with Donald S. Radcliffe, to perform financial advisory services for us. During the fiscal year ended March 31, 2001, we incurred $111,966 in fees and costs to Radcliffe & Associates. We incurred an additional $25,435 in fees to Mr. Radcliffe for accounting services during the fiscal year ended March 31, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial statements and financial statement schedules

         Independent Auditors' Report.....................................F-1

         Consolidated Balance Sheets as of March 31, 2001 and 2000........F-2

         Consolidated Statements of Operations for the Years ended
         March 31, 2001, March 31, 2000, and March 31, 1999...............F-3

         Consolidated Statements of Stockholders' Equity for the Years
         Ended March 31, 2001, March 31, 2000 and March 31, 1999..........F-4-5

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2001, March 31, 2000, and March 31, 1999...............F-6-7

         Notes to Consolidated Financial Statements.......................F-8-24

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

(c)      Exhibits

         In the index below, we refer to SVI Solutions, Inc. and its predecessors as the "Company."

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

2.8 Agreement and Plan of Merger of SVI Solutions, Inc. and SVI Holdings, Inc. dated February 20, 2001. *

3.1      Restated Certificate of Incorporation. *

3.2      Restated Bylaws. *

4.1      Form of Stock Certificate. *

10.1 Incentive Stock Option Plan, as amended April 1, 1998, incorporated by reference to exhibit 10.1 to the Company's Form 10-QSB for the quarter ended September 30, 1998.

10.2     Employment Agreement of Barry M. Schechter dated effective October 1,
         2000. *

10.3 Description of Agreement between Softline Limited and SVI Holdings, Inc. regarding sale of Triple-S Computers (Pty) Limited, incorporated by reference to exhibit 10.4 to the Company's Form 10-K for the fiscal year ended March 31, 2000.

10.4     1998 Incentive Stock Plan, as amended. *

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

10.17    Amendment No. 3 to Term Loan Agreement, incorporated by reference to exhibit 10.6 to the Company's Form 10-Q filed February 14, 2001.

10.18 Letter Agreement between the Company and Union Bank of California, N.A. dated April 24, 2001. *

10.19 Letter Agreement between the Company and Union Bank of California, N.A. dated June 22, 2001. *

10.20 Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of June 29, 2001. *

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

10.23 Letter Agreement between the Company and AMRO International, S.A. dated March 1, 2000. *

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

10.26 Amended and Restated Subordinated Promissory Note of the Company in favor of Softline Limited dated June 30, 2001. *

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

10.31    Form of Convertible Promissory Note. *

10.32 Loan Note in Favor of Datafaction, as amended, incorporated by reference to exhibit 10.5 to the Company's Form 10-Q filed February 14, 2001.

10.33    Promissory Note in favor of Barry Schechter, dated February 13, 2001. *

10.34 Umbrella Agreement with Toys 'R Us. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. *

10.35 License Agreement for Software Products with Toys 'R Us. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. *

10.36 Modification Agreement with Toys 'R Us, as amended. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. *

10.37 Services Agreement with Toys 'R Us. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. *

10.38 Lease agreement for San Diego facilities dated December 14, 1992, as amended. *

10.39    Lease agreement for Irvine facility dated March 29, 1995, as amended. *

21       List of Subsidiaries. *


* previously filed

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2001                SVI SOLUTIONS, INC., A DELAWARE CORPORATION



                                   By: /s/ Thomas A. Dorosewicz
                                   ---------------------------------------------
                                   Thomas A. Dorosewicz, Chief Executive Officer (Principal Executive Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                 Capacity                         Date
----------                                 --------                         ----
/s/ Barry M. Schechter                     Chairman of the Board,           July
30, 2001
-------------------------------------      and Director
Barry M. Schechter

/s/ Thomas A. Dorosewicz                   Chief Executive Officer          July
30, 2001
-------------------------------------      and Director
Thomas A, Dorosewicz

/s/ Kevin M. O'Neill                       Chief Financial Officer,         July
30, 2001
-------------------------------------      Secretary and Director
Kevin M. O'Neill

/s/ Arthur S. Klitofsky                    Vice President and Director      July
30, 2001
-------------------------------------
Arthur S. Klitofsky

/s/ Donald S. Radcliffe                    Director                         July
30, 2001
-------------------------------------
Donald S. Radcliffe

/s/ Ivan M. Epstein                        Director                         July
30, 2001
-------------------------------------
Ivan M. Epstein

/s/ Gerald Rubenstein                      Director                         July
30, 2001
-------------------------------------
Gerald Rubenstein

/s/ Ian Bonner                             Director                         July
30, 2001
-------------------------------------
Ian Bonner

/s/ Steven Cohen                           Director                         July
30, 2001
-------------------------------------
Steven Cohen

/s/ Michael Silverman                      Director                         July
30, 2001
-------------------------------------
Michael Silverman


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
                                             2,461
Issuance of common stock (net

  of $286,000 late

  registration fees)                 500,000                  214
                                               214
Issuance of common stock for

  services                            54,845                   70
                                                70
Comprehensive loss:

  Net loss
          (28,945)  $(28,945)              (28,945)


  Other comprehensive loss:

    Translation adjustment
                      (1,214)    (1,214)    (1,214)

                    ---------
      Comprehensive loss
                    $(30,159)
                                  -----------  --------  ---------  ---------
---------  ---------  =========  ---------  ---------
Balance, March 31, 2001           37,836,669   $     4   $ 57,108   $ (4,306)  $
     -   $(23,114)             $ (2,699)  $ 26,993
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

         As of March 31, 2001, the Company was not in compliance with certain financial covenants. Subsequent to March 31, 2001, the term loan was amended by the Bank. Under the amendment, the Bank extended the maturity date to May 1, 2002. The amendment also provides for the Company, at its option, to receive a further extension of six months (i.e., until November 1, 2002), subject to certain conditions that must be satisfied by the Company as outlined in the amendment. Interest on the term loan accrues and is payable monthly at a rate per annum equal to the Bank's reference rate plus five percentage points. The agreement includes affirmative covenants regarding the Company maintaining and obtaining certain financial ratios. The Company is required to make monthly principal payments of $50,000 starting October 1, 2001. The Company must also pay the Bank a financing fee of $200,000 at the maturity of the one year extension. However, if the Company repays all amounts due under the term loan prior to the initial one year maturity date of May 1, 2002, the Bank will waive the financing fee. If the term of the loan is extended on May 1, 2002, the Company must pay the Bank $150,000 of the financing fee and the remaining $50,000 shall be paid at the maturity of the six-month extension period.

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

         The following summarizes the Company's stock option transactions under the stock option plans:


WEIGHTED

AVERAGE

EXERCISE

PRICE PER
                                                              OPTIONS
 SHARE
                                                            -----------
----------
                  Options outstanding, April 1, 1998           772,610         $
   1.33
                     Exercised                                (374,000)        $
   1.36
                     Granted                                   987,675         $
   5.15
                     Expired/canceled                          (17,000)        $
   3.44
                                                            -----------

                  Options outstanding, March 31, 1999        1,369,285         $
   4.05
                     Exercised                                (190,075)        $
   3.63
                     Granted                                   730,150         $
   7.87
                     Expired/canceled                         (119,100)        $
   7.28
                                                            -----------

                  Options outstanding, March 31, 2000        1,790,260         $
   5.44
                     Exercised                                (131,300)        $
   6.24
                     Granted                                 2,891,929         $
   1.35
                     Expired/canceled                         (589,855)        $
   4.88
                                                            -----------

                  Options outstanding March 31, 2001         3,961,034         $
   2.55
                                                            ===========


                  Exercisable, March 31, 1999                  934,285         $
   2.88
                                                            ===========

                  Exercisable, March 31, 2000                1,169,160         $
   4.37
                                                            ===========

                  Exercisable, March 31, 2001                  922,885         $
   4.01
                                                            ===========

         In addition to options issued pursuant to the stock option plans described above, the Company issued additional options outside the plans to employees, consultants, and third parties. The following summarizes the Company's other stock option transactions:


WEIGHTED

AVERAGE

EXERCISE

PRICE PER
                                                              OPTIONS
 SHARE
                                                            -----------
----------

                  Options outstanding, April 1, 1998         5,451,700
                     Exercised                                (148,000)        $
   1.37
                     Granted                                   125,000         $
   5.00
                     Expired/canceled                          (40,000)        $
   2.50
                                                            -----------
                  Options outstanding, March 31, 1999        5,388,700         $
   1.95

                     Exercised                              (3,247,188)        $
   1.92
                     Granted                                    15,000         $
   9.50
                                                            -----------
                  Options outstanding, March 31, 2000        2,156,512         $
   2.02

                     Exercised                                (289,700)        $
   1.82
                     Granted                                   300,000         $
   0.95
                     Expired/Canceled                         (800,000)        $
   1.25
                                                            -----------

                  Options outstanding, March 31, 2001        1,366,812         $
   2.28
                                                            ===========

                  Exercisable, March 31, 1999                5,273,700         $
   1.98
                                                            ===========

                  Exercisable, March 31, 2000                2,156,512         $
   2.02
                                                            ===========

                  Exercisable, March 31, 2001                1,166,812         $
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

         The Company retains an entity affiliated with a director of the board to provide financial advisory services. During the years ended March 31, 2001, 2000 and 1999, the expenses for these services were $112,000, $36,000 and $58,000, respectively. The Company also incurred $25,000 in expenses to the same director for accounting services during the fiscal year ended March 31, 2001.

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

17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         2001                                          JUNE 30      SEP 30
DEC 31      MAR 31       TOTAL

--------------------------------------------------------------------------------
-----------------------
         NET SALES                                     $11,000     $ 7,993
$ 7,737     $ 5,942     $ 32,672
         GROSS PROFIT                                    8,314       4,004
 3,861       4,824       21,003
         NET INCOME (LOSS)                                 546      (4,741)
(5,997)    (18,753)     (28,945)
         DILUTED INCOME (LOSS) PER SHARE               $  0.02     $ (0.14)
$ (0.17)    $ (0.54)    $  (0.83)




         2000                                          JUNE 30      SEP 30
DEC 31      MAR 31       TOTAL

--------------------------------------------------------------------------------
-----------------------
         NET SALES                                     $11,767     $10,067
$ 7,484     $ 6,796     $ 36,114
         GROSS PROFIT                                    9,322       7,191
 5,573       3,058       25,144
         NET INCOME (LOSS)                               1,381        (209)
(2,036)     (3,190)      (4,054)
         DILUTED INCOME (LOSS) PER SHARE               $  0.04     $ (0.01)
$ (0.06)    $ (0.09)    $  (0.12)

         The summation of quarterly net income (loss) per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.