Form 10-Q
period 2001-06-30
SVI SOLUTIONS INC
filed 2001-08-14
CIK 866535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______


Commission file Number 0-23049


                               SVI SOLUTIONS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


              DELAWARE                               33-0896617
  -------------------------------                -------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)


 5607 PALMER WAY, CARLSBAD, CALIFORNIA                     92008
 ------------------------------------------------        ----------
 (Address of principal executive offices)                (Zip Code)


                                 (877) 784-7978
               --------------------------------------------------
              (Registrant's telephone number, including area code)


               12707 HIGH BLUFF DRIVE, SAN DIEGO, CALIFORNIA 92130
               ---------------------------------------------------
                     (former name, former address and former
                   fiscal year, if changed since last report)


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

Common Stock, $0.0001 Par Value - 37,931,901 shares as of July 31, 2001.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of June 30, 2001
          and March 31, 2001 ................................................. 3

        Condensed Consolidated Statements of Operations for the Three
          Months Ended June 30, 2001 and 2000................................ 4

        Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended June 30, 2001 and 2000................................ 5

        Notes to Condensed Consolidated Financial Statements................. 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 18


PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 19

Item 2. Changes in Securities and Use of Proceeds............................ 19

Item 6. Exhibits and Reports on Form 8-K..................................... 19

Signatures .................................................................. 20

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                                SVI SOLUTIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands, except share amounts)
                                             (unaudited)

                                                                       June 30, 2001     March 31, 2001
                                                                       -------------     --------------
ASSETS
Current assets:
       Cash and cash equivalents                                       $      1,299       $      1,267
       Accounts receivable, net                                               7,199              3,828
       Income tax refund receivable                                             790              1,017
       Other receivables                                                        244                286
       Inventories                                                              258                281
       Current portion of non-compete agreements                              1,088              1,017
       Prepaid expenses and other current assets                                281                315
                                                                       -------------      -------------
             Total current assets                                            11,159              8,011

Note receivable, net                                                          7,000              7,000
Property and equipment, net                                                   1,009              1,106
Purchased and capitalized software, net                                      20,448             21,310
Goodwill, net                                                                17,091             17,646
Non-compete agreements, net                                                   2,272              2,597
Other assets                                                                     41                 40
                                                                       -------------      -------------

             Total assets                                              $     59,020       $     57,710
                                                                       =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                $      2,816       $      3,225
       Accrued expenses                                                       4,997              5,234
       Deferred revenue                                                       5,485              1,886
       Line of credit                                                           440                485
       Term loans                                                             7,392
       Demand loans due to stockholders                                       2,205              1,333
                                                                       -------------      -------------
             Total current liabilities                                       23,335             12,163

Term loans refinanced in May 2001                                                                7,325
Subordinated term loan due to stockholder                                    11,427             11,037
Other long-term liabilities                                                     187                192
                                                                       -------------      -------------

             Total liabilities                                               34,949             30,717
                                                                       -------------      -------------
Stockholders' Equity:
       Preferred stock, $.0001 par value; 5,000,000 shares
            authorized; none issued and outstanding
       Common stock, $.0001 par value; 100,000,000 shares authorized;
            37,914,744 and 37,836,669 shares issued and outstanding               4                  4
       Additional paid-in capital                                            57,718             57,108
       Treasury stock, at cost; shares- 444,641                              (4,306)            (4,306)
       Accumulated deficit                                                  (26,628)           (23,114)
       Accumulated other comprehensive loss                                  (2,717)            (2,699)
                                                                       -------------      -------------
             Total stockholders' equity                                      24,071             26,993
                                                                       -------------      -------------

             Total liabilities and stockholders' equity                $     59,020       $     57,710
                                                                       =============      =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                   Three Months Ended June 30,
                                                      2001              2000
                                                 -------------     -------------

Net sales                                        $      7,851      $     11,000
Cost of sales                                           3,475             2,686
                                                 -------------     -------------
       Gross profit                                     4,376             8,314

Expenses:
   Application development                                542             1,572
   Depreciation and amortization                        1,783             2,146
   Selling, general and administrative                  4,480             3,397
                                                 -------------     -------------
       Total expenses                                   6,805             7,115
                                                 -------------     -------------

Income (loss) from operations                          (2,429)            1,199
                                                 -------------     -------------
Other income (expense):
   Interest income                                          2               326
   Other income                                             5                40
   Interest expense                                    (l,074)             (530)
   Loss on foreign currency transactions                   19                (4)
                                                 -------------     -------------
       Total other income (expense)                    (1,048)             (168)
                                                 -------------     -------------

Income (loss) before provision for income taxes        (3,477)            1,031

   Provision for income taxes                              37               485
                                                 -------------     -------------

Net income (loss)                                $     (3,514)     $        546
                                                 =============     =============

Earnings (loss) per share:
       Basic                                     $      (0.09)     $       0.02
                                                 =============     =============
       Diluted                                   $      (0.09)     $       0.02
                                                 =============     =============

Weighted-average common shares outstanding:
       Basic                                           37,883            33,762
                                                 =============     =============
       Diluted                                         37,883            35,771
                                                 =============     =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands and unaudited)

                                                                                  Three Months Ended June 30,
                                                                                    2001              2000
                                                                                -------------     -------------
Cash flows from operating activities:
       Net income (loss)                                                        $     (3,514)     $        546
       Adjustments to reconcile net income (loss) to net cash used for operating activities:
           Depreciation and amortization                                               1,783             2,146
           Amortization of debt discount and conversion option                           319
           Loss on disposal of furniture and equipment                                    22
           (Gain) loss on foreign currency transactions                                  (19)                4
           Changes in deferred taxes                                                                       142
        Changes in assets and liabilities net of effects from acquisitions:
           Accounts receivable and other receivables                                  (3,102)            1,913
           Inventories                                                                    23               114
           Prepaid expenses and other current assets                                      34                 1
           Accounts payable and accrued expenses                                        (558)             (492)
           Accrued interest on stockholders' loans and note payable                      489                23
           Deferred revenue                                                            3,599            (4,622)
                                                                                -------------     -------------
Net cash used for operating activities                                                  (924)             (225)
                                                                                -------------     -------------
Cash flows from investing activities:
       Purchases of furniture and equipment                                              (36)             (207)
       Capitalized software development costs                                                           (1,323)
                                                                                -------------     -------------
Net cash used for investing activities                                                   (36)           (1,530)
                                                                                -------------     -------------
Cash flows from financing activities:
       Proceeds from issuance of common stock                                                              615
       Decrease in amount due to stockholders, net                                      (212)             (440)
       Proceeds from line of credit                                                                      1,116
       Payments on line of credit                                                        (46)
       Proceeds from convertible notes                                                 1,250
       Payments on term loans                                                                           (2,292)
                                                                                -------------     -------------
Net cash provided by (used for) financing activities                                     992            (1,001)
                                                                                -------------     -------------

Effect of exchange rate changes on cash                                                                    134
                                                                                -------------     -------------

Net increase (decrease) in cash and cash equivalents                                      32            (2,622)
Cash and cash equivalents, beginning of period                                         1,267             4,838
                                                                                -------------     -------------
Cash and cash equivalents, end of period                                        $      1,299      $      2,216
                                                                                =============     =============

Supplemental disclosure of cash flow information:
       Interest paid                                                            $        178      $        483
       Income taxes paid                                                                          $        231

Supplemental schedule of non-cash investing and financing activities:
       Issued 78,075 shares of common stock as payments for bonuses
       and services                                                             $         95


       The accompanying notes are an integral part of these condensed consolidated financial statements.


                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all the periods presented have been made.

Certain amounts in the prior period have been reclassified to conform to the presentation for the three months ended June 30, 2001. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-K (as amended) for the year ended March 31, 2001.

The results of operations for the three months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


Note B - TERM LOANS

UNION BANK OF CALIFORNIA, N.A.

On June 29, 2001, the Company's term loan with Union Bank of California, N.A. (the "Bank") was amended. Under the amendment, the Bank extended the maturity date to May 1, 2002. As a result, the loan was classified as current liability at June 30, 2001 and long-term liability at March 31, 2001. The amendment also provides for the Company, at its option, to receive a further extension of six months (i.e., until November 1, 2002), subject to certain conditions that must be satisfied by the Company as outlined in the amendment. The Company is required to make a $210,000 principal payment on August 24, 2001 or upon an earlier sale of equity securities, and monthly principal payments of $50,000 beginning October 1, 2001. If the maturity date is extended to November 1, 2002, monthly principal payments of $100,000 will be due beginning May 1, 2002. The Company is required to use any proceeds from equity financings in excess of $6 million to reduce principal under the Bank loan. Interest on the term loan accrues and is payable monthly at a rate per annum equal to the Bank's reference rate plus five percentage points. The agreement includes covenants regarding the Company maintaining and achieving certain financial criteria. As of June 30, 2001, the Company is in compliance with these covenants. The Company must also pay the Bank a financing fee of $200,000 at the maturity of the one year extension. However, if the Company repays all amounts due under the term loan prior to the initial one year maturity date of May 1, 2002, the Bank will waive the financing fee. If the term of the loan is extended on May 1, 2002, the Company must pay the Bank $150,000 of the financing fee and the remaining $50,000 must be paid at the maturity of the six-month extension period.

The entire amount owed to the Bank is secured by the Company's assets and stock of its U.S. retail and training products subsidiaries, and 65% of the stock of the Company's Australian subsidiary. The loan is subject to certain financial covenants and contains limitations on acquisitions, investments and other borrowings.


SOFTLINE LIMITED

Effective June 30, 2001, the terms of the Company's subordinated term loan ("Softline Loan") from Softline Limited ("Softline"), the Company's majority stockholder, were amended and restated. The restated Softline Loan is in the original principal amount of $11.4 million, which includes accrued interest on the original $10 million obligation, and will accrue interest going forward at 14% per annum. All unpaid principal and interest is due May 1, 2003, unless the Bank term loan is not extended to November 1, 2002, in which case the Softline Loan will be due and payable on November 1, 2002. The Softline Loan is subordinate to the Bank indebtedness, and the Company is not required or permitted to make any payments of principal or interest under the Softline Loan so long as the Bank indebtedness is outstanding. The Company is however permitted to convert the Softline Loan to common shares should the Company and Softline agree to the terms of such a conversion. The Company is also required under the terms of the convertible notes sold during the quarter ended June 30, 2001 (see Note C) to obtain an agreement from Softline to subordinate the Softline Loan to such convertible notes.

NOTE C - CONVERTIBLE NOTES

During the quarter ended June 30, 2001, the Company issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to an existing stockholder. The notes are due August 30, 2001, and require interest at the rate of 12% per annum to be paid at maturity. Any portion of the unpaid amount of principal and interest is convertible at any time by the investors into common shares at a conversion price of $1.35 per share.

The Company issued to the investors three-year warrants to purchase 250 common shares for each $1,000 in notes purchased, at an exercise price of $1.50 per share. The Company also agreed to register with the SEC any shares that may be issued upon conversion of the notes or exercise of the warrants. The Company is further required to obtain an agreement from Softline subordinating its obligation to Softline to the convertible notes. The Company recognized $517,000 in expenses related to the fair value of the warrants and the intrinsic value of the conversion option associated with these notes, which is being amortized over the life of the notes. The Company recognized $319,000 of such expense during the quarter ended June 30, 2001.

Note D - REPORTING COMPREHENSIVE LOSS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying comprehensive income and its components. As required by SFAS 130, the Company displays the accumulated balance of other comprehensive loss separately in the equity section of the consolidated balance sheets. Total comprehensive income, which is comprised of net income (loss) and other comprehensive income (loss), amounted to approximately ($3.5) million and $591,000 for the quarters ended June 30, 2001 and 2000, respectively. Other comprehensive income (loss) consisted of foreign currency translation effect of approximately ($18,000) and $45,000 for the quarters ended June 30, 2001 and 2000, respectively.


Note E - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that are issuable upon exercise of outstanding stock options. Common stock equivalents for the quarters ended June 30, 2001 and 2000 were 345,913 and 2,009,573, respectively.

Options outstanding during the quarter ended June 30, 2001 and 2000 to purchase 6,158,661 and 10,000 shares, respectively, of common stock were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive.

Note F - BUSINESS SEGMENTS AND GEOGRAPHIC DATA

The Company provides enterprise software solutions for the retail industry. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company considers its business to consist of one reportable operating segment. The Company operates in three countries, the United States, Australia and United Kingdom. The following is a summary of local operations by geographic area (in thousands):

                                                     Quarters Ended June 30,
                                                     2001              2000
                                                 -------------    -------------
         Net sales:
              United States                      $      6,634     $      8,396
              Australia                                   721            2,247
              United Kingdom                              496              357
                                                 -------------    -------------
                  Total net sales                $      7,851     $     11,000
                                                 =============    =============

For the three months ended June 30, 2001 and 2000, net sales to one customer, Toys "R" Us, accounted for 50% and 37% of total net sales, respectively.

Note G - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for the Company's fiscal year beginning April 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about SVI Solutions, Inc. ("we" or "us"). These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as the words may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, or the negatives of such words or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assumes responsibility for the accuracy or completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this report to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K (as amended) for the year ended March 31, 2001, and the disclosures under the heading "Risk Factors" in the Form 10-K, as well as other reports and filings made with the Securities and Exchange Commission.

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

We currently derive the majority of our revenues from the sale of application software licenses and the provision of related professional and support services. Application software license fees are dependent upon the sales volume of our customers, the number of users of the application(s), and/or the number of locations in which the customer plans to install and utilize the application(s). As the customer grows in sales volume, adds additional users and/or adds additional locations, we charge additional license fees. We typically charge for support, maintenance and software updates on an annual basis pursuant to renewable maintenance contracts. We typically charge for professional services including consulting, implementation and project management services on an hourly basis. Our sales cycles for new license sales historically ranged from three to twelve months, but we experienced a lengthening in sales cycles during the 2001 fiscal year into the first quarter of fiscal 2002, in part due to economic conditions in the US, UK and Australia and in part due to insufficient staffing of our sales force in the US and the UK. Our long sales cycles have in the past caused our revenues to fluctuate significantly from period to period. The reduction of new license sales and the lengthening of our sales cycles in first quarter of fiscal 2002 caused the revenues of our Australian subsidiary to decrease substantially and our sales mix in the US and the UK to shift to lower margin services.

RECENT DEVELOPMENTS

We significantly increased our sales team starting in the fourth quarter of fiscal 2001 and completed this initial increase in the first quarter of fiscal 2002. We established four regional sales areas throughout North America, hired an experienced Vice President of Sales and hired a sales director and account executives for each area. We also added Retail Application Consultants to augment and support the sales team in these areas. We have also expanded our European sales operation based in the United Kingdom.

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

We negotiated an extension of our senior bank lending facility to May 1, 2002, with a right to further extend maturity to November 1, 2002 subject to certain conditions and covenants. See "Liquidity and Capital Resources -- Indebtedness--Union Bank" below. We also negotiated an extension of the due date of our $11.4 million indebtedness to our majority stockholder to November 1, 2002, and a further extension to May 1, 2003 if Union Bank has also extended our term loan. See "Liquidity and Capital Resources -- Indebtedness -- Softline" below.

In May and June 2001, we issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to ICM Asset Management, Inc., a significant beneficial owner of our common stock. The notes are due August 30, 2001, and require interest at the rate of 12% per annum to be paid at maturity. Any portion of the unpaid amount of principal and interest is convertible at any time by the investors into common shares at a conversion price of $1.35 per share.

We also issued to the investors three-year warrants to purchase 250 common shares for each $1,000 in notes purchased, at an exercise price of $1.50 per share. We also agreed to register with the SEC any shares that may be issued upon conversion of the notes or exercise of the warrants. We are further required to obtain an agreement from Softline subordinating our obligation to Softline to the convertible notes.

In May 2001, we entered into a memorandum of understanding with Shmulik Stein International Investments (SSII) and Softline to reduce our indebtedness and provide us financing and liquidity. Under the terms of the memorandum of understanding:

    o Softline would accept 7,000,000 of our common shares in satisfaction of $7 million of indebtedness owed under our note to Softline. Softline would exchange the approximately $4.5 million balance of the existing note (principal and accrued interest and charges) for a convertible note in the principal amount of $4.5 million. The note would be convertible for one year into SVI common shares at $1.00 per share, and would not bear interest during the one year conversion period.

    o SSII would purchase the 7,000,000 SVI common shares from Softline for $7 million.
    o Softline would grant SSII a one-year option to purchase the $4.5 million convertible note for $4.77 million.
    o SSII would purchase our note receivable obtained in connection with our sale of IBIS Systems Limited in 1999. We would use the proceeds of this sale to repay our current term loan obligation with Union Bank. Softline would in turn purchase the convertible note from SSII using SVI common shares currently held by Softline.

This transaction is currently in negotiation, and is subject to completion of definitive documentation and final approval by the boards of directors of SVI and Softline. Under the rules of the American Stock Exchange, the transactions contemplated may also require the approval of our stockholders, although we intend to seek a transaction structure which will permit the transaction to be consummated subject to subsequent shareholder ratification. A transaction with SSII and Softline, if consummated, may differ materially from the terms of the memorandum of understanding.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                 THREE MONTHS ENDED JUNE 30,
                                      ----------------------------------------------
                                                2001                   2000
                                      ----------------------  ----------------------

                                                  PERCENTAGE              PERCENTAGE
                                        AMOUNT    OF REVENUE    AMOUNT    OF REVENUE
                                      ----------  ----------  ----------  ----------
Net sales                             $   7,851        100%   $  11,000        100%
Cost of sales                             3,475         44%       2,686         24%
                                      ----------  ----------  ----------  ----------
     Gross profit                         4,376         56%       8,314         76%

Application development expense             542          7%       1,572         14%
Selling, general and
   administration expenses                4,480         57%       3,397         31%
Other income                                 26          0%         362          3%
                                      ----------              ----------
   Income (loss) before interest
      expense, provision for income
      taxes, depreciation and
      amortization                         (620)        (8)%      3,707         34%

Depreciation and amortization            (1,783)       (23)%     (2,146)       (20)%
Interest expense                         (1,074)       (14)%       (530)        (5)%
Provision for income taxes                  (37)         0%        (485)        (4)%
                                      ----------  ----------  ----------  ----------

       Net income (loss)                 (3,514)       (45)%        546          5%
                                      ==========              ==========

Net Sales

Net sales decreased by $3.1 million, or 28%, to $7.9 million in the three months ended June 30, 2001 from $11 million in the three months ended June 30, 2000. The following factors contributed to the net decrease:

    o Revenue from our Australian subsidiary decreased by $1.5 million. This decrease was due to the loss of a large customer and reduced overall sales and services due to a slowdown in Australia.
    o Inclusion of $1.8 million in revenue from a one-time sale of certain technology rights during fiscal 2000 received and recognized in the quarter ended June 30, 2000.

Net sales for the quarter ended June 30, 2001 increased by $2.0 million (or 33%) over net sales in the quarter ended March 31, 2001, consisting of a net $1.5 million increase from US and UK operations, and a $0.4 million increase from Australian operations. We believe these improved sequential quarterly results reflect the aggressive steps we took beginning in the quarter ended March 31, 2001 to rebuild our sales force and focus on the needs of our existing customers.

Net sales nonetheless remained below the level needed to sustain our operations profitably. This was due in part to our inability to close several larger application license transactions in our sales pipeline. An economic slowdown in the US, UK and Australia appears to have somewhat delayed or otherwise affected our customers' decision processes, and lengthened our related sales cycles. In addition, the insufficient staffing of our sales force prior to the fourth quarter of fiscal 2001 continued to negatively affect sales due to our long sales cycles.

We have taken aggressive steps to rebuild our sales pipeline for new application license sales with current and prospective customers, and we anticipate a reversal of the negative trend in US and UK operations seen in fiscal 2001. Sales may not however improve as anticipated. In particular, our current financial condition may interfere with our ability to sell new application software licenses, as implementation of our applications generally requires extensive future services and support, and some potential customers have expressed concern about our financial ability to provide these ongoing services and have therefore deferred buying decisions. We believe that our level of continuing service to our existing customers and the recent increased commitment of many of these customers to application upgrades and additional services demonstrate our ability to continue to serve existing and new customers. Significant sales growth may however depend in part on our ability to improve our financial condition.

In July 2001, we entered into an agreement to expand our current professional services activities with Toys "R" Us significantly through September 2003. We expect the overall dollar amount of professional services we perform for Toys "R" Us to increase substantially in fiscal 2002 compared to fiscal 2001, and to continue to be a significant source of net sales in fiscal 2003 and 2004.

Cost of Sales/Gross Profit

Cost of sales increased by $0.8 million, or 30%, to $3.5 million in the quarter ended June 30, 2001 from $2.7 million in the quarter ended June 30, 2000. Gross profit as a percentage of net sales decreased to 56% in the quarter ended June 30, 2001 from 76% in the prior comparative period. The increase in cost of sales and the decrease in gross profit as a percentage of net sales were due to a shift in the sales mix from the high margin application licenses to lower margin software modification and professional services, and to the inclusion in the quarter ended June 30, 2000 of a one-time sale of certain technology rights with an insignificant cost component. During the quarter ended June 30, 2001 and 2000, application technology license revenues represented 5% and 47%, respectively, of net sales and related services represented 95% and 53%, respectively, of net sales.

Application Development Expense

Application development expense decreased by $1.1 million, or 69%, to $0.5 million in the quarter ended June 30, 2001 from $1.6 million in the quarter ended June 30, 2000. Cost of sales for the quarter ended June 30, 2001 included $1.3 million in costs associated with the development or modification of modules for Toys "R" Us. These costs are neither capitalized nor included in application technology development expense, but we consider them to be part of our overall application technology development program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.1 million, or 32%, to $4.5 million in the three months ended June 30, 2001 from $3.4 million in the three months ended June 30, 2000. The increase was primarily related to reassignment of existing personnel from application development to application design, planning and marketing activities, and to the growth of the sales force.

During the fourth quarter of fiscal 2001, we conducted a comprehensive review of operating expenses and implemented a plan to reduce expenses for non-essential personnel, outside contract labor, travel, trade shows and supplies. We anticipate that these reductions will result in an approximately $0.9 million per quarter in our expense levels compared to expenses prior to implementation of the plan. During fiscal 2002 we expect to slowly increase our expenses, commensurate with sales levels, for further rebuilding of our sales force and for additions to our Professional Services group for US and UK retail operations.

Income (Loss) From Operations/EBITDA

Loss from operations, which included depreciation and amortization expense, was $2.4 million for the quarter ended June 30, 2001, compared to income from operations of $1.2 million for the quarter ended June 30, 2000. EBITDA (earnings before interest, provision for income taxes, depreciation and amortization) was a loss of $0.6 million for the quarter ended June 30, 2001 compared to positive EBITDA of $3.7 million for the quarter ended June 30, 2000.

EBITDA for the prior sequential quarter ended March 31, 2001 was a loss of $20.5 million, which included $14.2 million of impairments of assets and a $1.0 million personnel reduction charge. Excluding those non-recurring charges, the sequential quarterly improvement in EBITDA from the quarter ended March 31, 2001 to the quarter ended June 30, 2001 was $4.7 million. This substantial reduction of sequential quarterly EBITDA loss reflects the efforts of the new executive management team to improve sales and reduce costs.

Depreciation and Amortization

Depreciation and amortization decreased by $0.3 million, or 14%, to $1.8 million in the quarter ended June 30, 2001 from $2.1 million in the quarter ended June 30, 2000. The decrease reflected the reduction in the base amounts of goodwill and capitalized software assets resulting from the recognition of impairments of those assets in the fourth quarter of fiscal 2001.

Other Income

Other income decreased by $0.3 million, or 75%, to $0.1 million in the quarter ended June 30, 2001 from $0.4 million in the quarter ended June 30, 2001. As of September 30, 2000, we no longer accrue interest on our note receivable obtained in connection with the sale of IBIS Systems Limited due to the impairment of such receivable.

Interest Expense

Interest expense increased by $0.6 million, or 120%, to $1.1 million in the quarter ended June 30, 2001 from $0.5 million in the quarter ended June 30, 2000. The increase is due to $0.3 million amortization of debt discount and conversion option recorded in connection with convertible notes sold to entities related to ICM, and an increase in our average interest rate to 13% in the quarter ended June 30, 2001 from 10% in the prior comparative period.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the quarter ended June 30, 2001, we financed our operations using internally generated cash and proceeds from the sale of convertible notes. At June 30, 2001 and March 31, 2001, we had cash of $1.3 million.

Operating activities used cash of $0.9 million in the three months ended June 30, 2001 and $0.2 million in the three months ended June 30, 2000. Cash used for operating activities in the three months ended June 30, 2001 resulted from $3.5 million of net losses and $3.1 million increase in accounts receivable and other receivables; offset in part by $1.8 million of non-cash depreciation and amortization and $3.6 million increase in deferred revenue.

Investing activities used cash of $0.1 million in the three months ended June 30, 2001 and $1.5 million in the three months ended June 30, 2000. Cash used for investing activities in the current quarter consisted of purchases of furniture and equipment.

Financing activities provided cash of $1 million in the three months ended June 30, 2001 and used cash of $1 million in the three months ended June 30, 2000. The 2001 financing activities included $1.3 million of proceeds from bridge loans; offset in part by $0.2 million of payments on a stockholder loan.

Accounts receivable increased to $7.2 million at June 30, 2001 from $3.8 million at March 31, 2001. The increase was due to $2.5 million in new maintenance contract billings for the period of July 2001 through December 2001 (with a balancing liability recorded for deferred revenue) and $1.2 million in billings for completed application modification service contracts; offset in part by a $0.3 million decrease in trade receivables aged over 60 days as a result of improved collection efforts.

Deferred revenue increased to $5.5 million at June 30, 2001 from $1.9 million at March 31, 2001. The increase was due to $2.5 million in new maintenance contract billings as referred above, and $2.5 million in prepaid modification and professional services revenues; offset by $1.4 million amortization of prepaid maintenance service contracts.

INDEBTEDNESS

UNION BANK

We began negotiations with Union Bank of California, N.A., in the fourth quarter of fiscal 2001 to extend the maturity date of our term loan, renegotiate payment terms, and potentially release collateral to allow other financing transactions. Union Bank agreed to extend the maturity date of the current agreement while those negotiations were ongoing. On June 29, 2001, we entered into an amended and restated loan agreement with respect to the $7.4 million owing under the former agreement. The maturity date under the restated agreement is May 1, 2002, but that date may be extended to November 1, 2002 if we satisfy certain conditions, including us achieving certain earnings targets. We are required to pay monthly interest at 5% over the bank reference rate. We are required to make a $210,000 principal payment on August 24, 2001 or the date of the completion of equity issuance, if completed earlier, and monthly principal payments of $50,000 beginning October 1, 2001. If the maturity date is extended to November 1, 2002, monthly principal payments of $100,000 will be due beginning May 1, 2002. We are required to use any proceeds in excess of $6 million we receive from private equity placements to reduce principal under the loan. We are also prohibited from making any payments on certain subordinated obligations, including the Softline note and the ICM convertible notes. Finally, we must apply all of the proceeds from a sale of Integrity shares which secure our note receivable toward the principal balance.

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

SOFTLINE

Effective June 30, 2001, we amended and restated the terms of our note payable to Softline. The restated note is in the original principal amount of $11.4 million (which includes accrued interest on the original $10 million note) and will accrue interest going forward at 14% per annum. All unpaid principal and interest is due May 1, 2003, unless the Union Bank loan is not extended to November 1, 2002, in which case the note will be due and payable on November 1, 2002. The restated note is subordinate to our Union Bank indebtedness, and we are not required or permitted to make any payments of principal or interest under the restated note so long as the Union Bank indebtedness is outstanding. We are however permitted to convert the note to common shares should we and Softline agree to the terms of such a conversion. We are also required under the terms of the convertible notes we sold to persons related to ICM Asset Management to obtain an agreement from Softline to subordinate the Softline note to the ICM notes.

Our memorandum of understanding with Softline and SSII provides that Softline will accept 7,000,000 shares of our common stock in satisfaction of $7 million of indebtedness under the restated Softline note, and the balance of the $4.4 million obligation will convert to a convertible note which is interest-free for the first year. This memorandum of understanding is under negotiation, and an actual transaction, if consummated, may differ materially from the memorandum of understanding.

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

ICM

We sold $1.3 million in 12% convertible notes due August 30, 2001 to persons related to ICM in May and June 2001. See "Recent Developments" above. We used the proceeds from the sale of these notes for working capital.

PLAN REGARDING INDEBTEDNESS

We have been using operating income and cash from financing activities to discharge the payments due on our bank term loans and lines of credit. We have no available lines of credit at this time. We have borrowed from related parties, including Softline, a subsidiary of Softline, Barry M. Schechter, our Chairman, and entities related to ICM, as needed to make bank loan and other payments when our operations could not support such payments. If we consummate a transaction with SSII and Softline, we will use funds we would receive from the sale to SSII of the note received in connection with our sale of IBIS to discharge our indebtedness to Union Bank, and to eliminate the related interest payments. The SSII-Softline transaction, if completed, would also reduce the amount of our indebtedness to Softline by $7 million, and eliminate interest payments due on the $4.5 million balance for one year. See "Recent Developments" above. The contemplated transactions would substantially reduce our debt burden, and we believe that if they are completed, we would be able to reestablish lines of credit. However, the SSII-Softline transaction is under negotiation and remains subject to final documentation and other conditions, and may not proceed when or as anticipated.

If the SSII-Softline transaction does not proceed, we believe we will be able to satisfy from operations the interest-only payments and the required principal prepayments due to Union Bank under the restated agreement for the next twelve months, provided the loan is extended. We are not required to make principal or interest payments to Softline so long as the Union Bank obligation is outstanding, but interest does currently accrue on that obligation. Principal and accrued interest on the Softline note will be due May 1, 2003 if the note is not restructured pursuant to the SSII-Softline memorandum of understanding. We most likely will not have sufficient cash to pay the ICM convertible notes when due on August 30, 2001, and our agreement with Union Bank prohibits such payments. These notes are unsecured, and we anticipate that the holders will convert the notes prior to maturity. We remain potentially subject to an action by National Australia Bank to take control of our Australian operations and to seek recovery from us on our guaranty of the obligation of our Australian subsidiary. It is our intent to negotiate a settlement with National Australia Bank which would avoid these outcomes, but we may not be successful in these efforts.

CASH POSITION AND NEED FOR CAPITAL

As a result of our indebtedness and net losses, we began experiencing significant strains on our cash resources in the third quarter of fiscal 2001. In order to manage our cash resources, we reduced expenses in our Australian subsidiary and in our US and UK retail operations. We have also extended payment terms with many of our trade creditors wherever possible, and we have diligently focused our collection efforts on our accounts receivable. We had negative working capital of $(12.2) million at June 30, 2001, a decrease of $8 million from working capital of ($4.2) million at March 31, 2001. The decrease in working capital reflected our bank term loan becoming a current liability, the increase in deferred revenue, and cash used for operating activities.

We were unable to make timely, monthly rent payments due for our Irvine and San Diego facilities during the fourth quarter of fiscal 2001. We renegotiated rent terms with the landlord of our Irvine facilities in April 2001, and we are currently in compliance with the renegotiated terms. We are in arrears on rent for our San Diego facility. We negotiated with the landlord an assignment of this lease to a new tenant. We also agreed as part of the assignment agreement to issue a promissory note to the landlord to repay the rent in arrears, less security deposit, over the balance of calendar year 2002. We will move to smaller and less expensive facilities in the greater San Diego area during August 2002. We will lease these facilities from an entity related to Thomas A. Dorosewicz, our CEO. We believe that the lease terms offered by this entity represented the best terms available to us.

Other than cash on hand, we have no unused sources of liquid assets.

Management has been actively engaged in attempts to resolve our liquidity problems. The proposed transaction with SSII and Softline, if consummated, would substantially relieve the pressures on our liquidity by reducing our indebtedness and putting us in a position where we may be able to establish one or more bank lines of credit. We would continue however to have a need for working capital after completion of the SSII-Softline transaction. We are therefore actively seeking a private equity placement to provide needed working capital for growth and to begin to discharge aged payables. We have no binding commitments for funding at this time. Financing may not be available on terms and conditions acceptable to us, or at all. Failure to obtain the required funding would place further strains on our working capital resources and operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which is effective for our fiscal year beginning April 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

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

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates to our revolving credit borrowings and variable rate term loans, which totaled $8.5 million at July 31, 2001. Based on this balance, a change in one percent in the interest rate would cause a change in interest expense of approximately $85,000 or $0.01 per basic and diluted share, on an annual basis.

These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe and Australia. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 16% and 24% of our total net sales were denominated in currencies other than the U.S. dollar for the quarters ended June 30, 2001 and 2000, respectively.

EQUITY PRICE RISK

We have no direct equity investments. However, we have a note receivable with a stated balance of $14.1 million which is secured by shares of the common stock of Integrity Software, Inc., a publicly traded company with shares quoted on the National Quotation Bureau Pink Sheets. We also have the right to convert the note into common stock of Integrity at a fixed price. We are therefore exposed to indirect equity price risk. We have not taken steps to mitigate this risk. We have not taken steps to mitigate this risk, and a decline in the trading price of Integrity common stock may impair the value of and our ability to collect the note, which is currently recorded at $7.0 million.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to our business.


Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2001, we issued:

    o an aggregate of 66,408 shares of common stock to employees in lieu of cash payments for bonuses totaling $75,000; and
    o 11,667 shares to a recruiter for services rendered in the quarter ended June 30, 2001.

The foregoing securities were offered and sold without registration under the Securities Act of 1933 to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under such Act and Regulation D thereunder.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Letter Agreement between the Company and Union Bank of California, N.A. dated April 24, 2001, incorporated by reference to exhibit 10.18 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

10.2 Letter Agreement between the Company and Union Bank of California, N.A. dated June 22, 2001, incorporated by reference to exhibit 10.19 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

10.3 Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of June 29, 2001, incorporated by reference to exhibit 10.20 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

10.4 Amended and Restated Subordinated Promissory Note of the Company in favor of Softline Limited dated June 30, 2001, incorporated by reference to exhibit 10.26 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

10.5     Form of Convertible Promissory Note, incorporated by reference to exhibit 10.31 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

10.6     Employment Agreement of Thomas A. Dorosewicz (included herewith).

(b)  Reports on Form 8-K

None

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SVI Solutions, Inc.
                                      Registrant

                                      /S/ Kevin M. O'Neill
                                      -------------------------------
Date: August 14, 2001                 Kevin M. O'Neill
                                      Chief Financial Officer

                                      Signing on behalf of the registrant
                                      and as principal accounting officer.