Form 10-Q
period 2001-09-30
SVI SOLUTIONS INC
filed 2001-11-19
CIK 866535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

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

Common Stock, $0.0001 Par Value - 38,450,476 shares as of October 31, 2001.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of September 30, 2001
          and March 31, 2001 ................................................. 3

        Condensed Consolidated Statements of Operations for the Three and Six
          Months Ended September 30, 2001 and 2000...........................  4

        Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended September 30, 2001 and 2000...........................  5

        Notes to Condensed Consolidated Financial Statements.................  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 31

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 32

Item 2. Changes in Securities and Use of Proceeds............................ 32

Item 6. Exhibits and Reports on Form 8-K..................................... 33

Signatures .................................................................. 34

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                                SVI SOLUTIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)
                                             (unaudited)

                                                              September 30,        March 31,
                                                                  2001               2001
                                                              -------------      -------------
ASSETS
Current assets:
       Cash and cash equivalents                              $        526       $      1,267
       Accounts receivable, net                                      4,820              3,828
       Income tax refund receivable                                    307              1,017
       Other receivables                                               186                286
       Inventories                                                     245                281
       Current portion of non-compete agreements                       917              1,017
       Deferred income tax asset                                       114
       Prepaid expenses and other current assets                       418                315
                                                              -------------      -------------
             Total current assets                                    7,533              8,011

Note receivable, net                                                 7,000              7,000
Property and equipment, net                                          1,029              1,106
Purchased and capitalized software, net                             19,706             21,310
Goodwill, net                                                       16,536             17,646
Non-compete agreements, net                                          2,043              2,597
Other assets                                                            39                 40
                                                              -------------      -------------

             Total assets                                     $     53,886       $     57,710
                                                              =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                       $      2,571       $      3,225
       Accrued expenses                                              4,826              5,234
       Deferred revenue                                              3,305              1,886
       Line of credit                                                  439                485
       Term loans                                                    7,430
       Demand loans due to stockholders                              2,398              1,333
                                                              -------------      -------------
             Total current liabilities                              20,969             12,163

Term loans refinanced in May 2001                                                       7,325
Subordinated term loan due to stockholder                           11,835             11,037
Other long-term liabilities                                            187                192
                                                              -------------      -------------

             Total liabilities                                      32,991             30,717
                                                              -------------      -------------
Stockholders' Equity:
       Preferred stock, $.0001 par value; 5,000,000 shares
            authorized; none issued and outstanding
       Common stock, $.0001 par value; 100,000,000 shares
            authorized; 37,941,901 and 37,836,669 shares
            issued and outstanding                                       4                  4
       Additional paid-in capital                                   58,144             57,108
       Treasury stock, at cost; shares- 444,641                     (4,306)            (4,306)
       Accumulated deficit                                         (30,216)           (23,114)
       Accumulated other comprehensive loss                         (2,731)            (2,699)
                                                              -------------      -------------
             Total stockholders' equity                             20,895             26,993
                                                              -------------      -------------

             Total liabilities and stockholders' equity       $     53,886       $     57,710
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

                           SVI SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                                        (unaudited)

                                                    Three Months Ended      Six Months Ended
                                                      September 30,           September 30,
                                                    2001         2000        2001        2000
                                                  ---------   ---------   ---------   ---------
Net sales                                         $  8,419    $  7,993    $ 16,270    $ 18,993
Cost of sales                                        3,224       3,989       6,699       6,675
                                                  ---------   ---------   ---------   ---------
       Gross profit                                  5,195       4,004       9,571      12,318

Expenses:
   Application development                           1,313       1,204       1,855       2,776
   Depreciation and amortization                     1,833       2,176       3,616       4,322
   Selling, general and administrative               4,299       3,855       8,779       7,252
   Impairment of note receivable received
     in connection with sale of IBIS Systems            --       1,500          --       1,500
                                                  ---------   ---------   ---------   ---------
       Total expenses                                7,445       8,735      14,250      15,850
                                                  ---------   ---------   ---------   ---------

Loss from operations                                (2,250)     (4,731)     (4,679)     (3,532)
                                                  ---------   ---------   ---------   ---------
Other income (expense):
   Interest income                                       4         283           6         609
   Other expense                                       (16)       (104)        (11)        (64)
   Interest expense                                   (985)       (677)     (2,059)     (1,207)
   Gain (loss) on foreign currency transactions         (9)          3          10          (1)
                                                  ---------   ---------   ---------   ---------
       Total other income (expense)                 (1,006)       (495)     (2,054)       (663)
                                                  ---------   ---------   ---------   ---------

Loss before provision for income taxes              (3,256)     (5,226)     (6,733)     (4,195)

   Provision for income taxes (benefit)                332        (485)        369          --
                                                  ---------   ---------   ---------   ---------

Net loss                                          $ (3,588)   $ (4,741)   $ (7,102)   $ (4,195)
                                                  =========   =========   =========   =========

Basic and diluted per share amounts               $  (0.09)   $  (0.14)   $  (0.19)   $  (0.12)
                                                  =========   =========   =========   =========

Weighted-average common shares outstanding          37,931      33,897      37,907      33,831
                                                  =========   =========   =========   =========

                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements.

                           SVI SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands and unaudited)
                                                                        Six Months Ended
                                                                          September 30,
                                                                        2001        2000
                                                                      ---------   ---------
Cash flows from operating activities:
       Net loss                                                       $ (7,102)   $ (4,195)
       Adjustments to reconcile net loss to net
       cash used for operating activities:
           Depreciation and amortization                                 3,616       4,322
           Impairment of note receivable received in
             connection with the sale of IBIS Systems Limited                        1,500
           Amortization of debt discount and conversion option             517
           Stock-based compensation                                        518
           Loss on disposal of furniture and equipment                      50
           (Gain) loss on foreign currency transactions                    (10)          1
           Changes in deferred taxes                                      (114)       (439)
        Changes in assets and liabilities net of effects from acquisitions:
           Accounts receivable and other receivables                      (182)      1,161
           Inventories                                                      36         104
           Prepaid expenses and other current assets                      (102)       (223)
           Accounts payable and accrued expenses                        (1,068)        104
           Accrued interest on stockholders' loans and note payable        915         363
           Deferred revenue                                              1,419      (3,265)
                                                                      ---------   ---------
Net cash used for operating activities                                  (1,507)       (567)
                                                                      ---------   ---------
Cash flows from investing activities:
       Purchases of furniture and equipment                               (223)       (398)
       Proceeds from disposals of furniture and equipment                    7
       Capitalized software development costs                                       (1,807)
                                                                      ---------   ---------
Net cash used for investing activities                                    (216)     (2,205)
                                                                      ---------   ---------
Cash flows from financing activities:
       Proceeds from issuance of common stock                                          775
       Change in amounts due to stockholders, net                         (243)      9,586
       Proceeds from line of credit                                                  1,120
       Payments on line of credit                                          (46)
       Proceeds from convertible notes                                   1,250
       Payments on term loans                                                      (12,892)
                                                                      ---------   ---------
Net cash provided by (used for) financing activities                       961      (1,411)
                                                                      ---------   ---------

Effect of exchange rate changes on cash                                     21         (50)
                                                                      ---------   ---------

Net decrease in cash and cash equivalents                                 (741)     (4,233)
Cash and cash equivalents, beginning of period                           1,267       4,838
                                                                      ---------   ---------
Cash and cash equivalents, end of period                              $    526    $    605
                                                                      =========   =========

Supplemental disclosure of cash flow information:
       Interest paid                                                  $    437    $    784
       Income taxes paid                                                          $    445

Supplemental schedule of non-cash investing and financing activities:
       Issued 105,232 shares of common stock as payments
       for bonuses and services                                       $    117

                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements.

                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all the periods presented have been made.

Certain amounts in the prior periods have been reclassified to conform to the presentation for the three months and six months ended September 30, 2001. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in Form 10-K (as amended) of SVI Solutions, Inc. (the "Company") for the year ended March 31, 2001.

The Company's condensed consolidated financial statements have been prepared using certain assumptions, including those that support the recoverability of intangible assets and goodwill and the fair value of the collateral for the Company's note receivable.

The results of operations for the three months and six months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

BUSINESS CONDITIONS - MANAGEMENT'S PLAN TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7.1 million for the six months ended September 30, 2001. The Company incurred net losses of $28.9 million and $4.1 million from operations for the years ended March 31, 2001 and 2000, respectively.

In addition, as of September 30, 2001, the Company's balance sheet reflects negative working capital of $13.4 million. The Company has a substantial amount of debt, including $7.4 million due to Union Bank of California, N.A. (the "Bank"), $11.8 million due to Softline Limited ("Softline"), a South African company whose shares trade on the Johannesburg Stock Exchange and which owns 49.5% of the Company's common shares as of October 31, 2001, and $2.4 million due on demand to other stockholders. The Company experienced significant strains on its cash resources during the six months ended September 30, 2001 and during the year ended March 31, 2001, and had difficulty meeting its current obligations, including interest payments on indebtedness and lease payments due on its San Diego and Irvine facilities. In April 2001, the Company received a demand under its guarantee of its Australian subsidiary's $0.5 million line of credit. The line of credit is secured by substantially all of the assets of the Australian subsidiary. During the six months ended September 30, 2001, the Company's net sales declined by 14% compared to the six months ended September 30, 2000, principally due to declines in sales in its Australian subsidiary, and the inclusion in the prior period of $1.9 million in revenue from a one-time sale of certain technology rights. The Company has also experienced a reduction in sales of its high margin application software licenses in its U.S., U.K. and Australian operations. The Company believes the reductions in net sales during the six months ended September 30, 2001 were due to an economic slowdown in the U.S., U.K. and Australia, and a resulting lengthening of the overall sales cycle. The Company was dependent on one customer for 46% of its net sales in the six months ended September 30, 2001. The Company needs to generate additional sales and revenue to return to profitability and to achieve positive cash flow.

In October 2001, the Company completed an analysis of its operations and concluded that it was necessary to restructure the composition of management and personnel. The Company was concerned that the new management team had not been able to close a number of new business opportunities or to raise capital. The Company was also concerned with general economic conditions, especially after the terrorist attacks of September 11, 2001 and the resulting ongoing hostilities in the world. The Company's Chief Executive Officer and Chief Financial Officer elected to leave to pursue other interests. The Company appointed its Chairman as Chief Executive Officer, and its Controller as acting Chief Financial Officer. The Company also reduced its staff by a total of 20%.

In October 2001, the Company also took aggressive steps designed to improve sales of new application software licenses, and to streamline its operations around services to our existing customers. These steps included a restructuring and repositioning of the sales force to better focus on the historical markets of the Company's retail enterprise solution and its retail store solution. This strategy has permitted the Company to reduce its sales force and the associated overhead expenses, while allowing the Company to target those markets most likely to result in sales in the current economic climate. The Company's newly streamlined sales force has also begun aggressively marketing individual modules within the Company's application suites.

During early July 2001, the Company renegotiated its term loan facility with the Bank (see Note B). Management is now actively seeking additional financing to provide needed working capital for operations and to reduce its overall debt burden.

In August 2001, the Company entered into a binding term sheet with Softline to repay its subordinated note to Softline and to issue $8.8 million in new Series A Convertible securities in exchange for 10,700,000 SVI common shares held by Softline. Under the terms of the agreement, the Company will repay the existing subordinated note to Softline by transferring to Softline its note received in connection with the sale of IBIS Systems Limited (the "IBIS Note"), and by issuing an additional $2.9 million in Series A Convertible securities. The transaction remains subject to approval of the Bank, which must consent to release its security interest in the IBIS Note, and compliance with listing requirements of the American Stock Exchange and the Johannesburg Stock Exchange. The proposed transaction, if consummated, would substantially reduce the Company's indebtedness, and, the Company believes, would put it in a better position to raise capital from third parties. In connection with the negotiations leading up to the term sheet with Softline, the Company terminated negotiations with Shmulik Stein International Investments concerning a recapitalization transaction with that company and Softline.

The Company believes it will have sufficient cash to meet its going-forward operating expenses, exclusive of principal reductions on indebtedness, for the next twelve months. The Company's ability to reduce principal on indebtedness and discharge certain aged accounts payable will depend on its ability to increase sales of new application software licenses, or to raise capital, both of which are uncertain. The Company intends to engage in further discussions with the Bank for deferral of principal payments if the Company is not able to discharge such payments out of operations or through raising capital. There can be no assurance that the Bank will agree to any such deferrals of principal payments should they prove necessary. If the Company is not able to make required principal payments and the Bank does not agree to further deferrals, the Bank may have the right to foreclose on all of the collateral securing the loan (see Note B).

Note B - TERM LOANS

UNION BANK OF CALIFORNIA, N.A.

On June 29, 2001, the Company's term loan with Union Bank of California, N.A. (the "Bank") was amended. Under the amendment, the Bank extended the maturity date to May 1, 2002. As a result, the loan was classified as current liability at September 30, 2001 and long-term liability at March 31, 2001. The amendment also provides for the Company, at its option, to receive a further extension of six months (i.e., until November 1, 2002), subject to certain conditions that must be satisfied by the Company as outlined in the amendment. The Company was required to make an initial $210,000 principal payment in August 2001, extended by agreement of the bank to October 15, 2001, and monthly principal payments of $50,000 beginning October 1, 2001. On November 16, 2001, the Bank agreed to extend the due dates to November 26, 2001, for the total of $310,000 in principal payments then accrued. The Company is required to use any proceeds from equity financings in excess of $6 million to reduce principal under the Bank loan. Interest on the term loan accrues and is payable monthly at a rate per annum equal to the Bank's reference rate plus five percentage points (increased by an additional two percentage points for late payments). The agreement includes covenants regarding the Company maintaining and achieving certain financial criteria. The bank waived compliance with certain financial covenants for the months of August and September 2001, and the Company was otherwise in compliance with covenants at September 30, 2001. The Company must also pay the Bank a financing fee of $200,000 at the maturity of the one year extension. However, if the Company repays all amounts due under the term loan prior to the initial one year maturity date of May 1, 2002, the Bank will waive the financing fee. The loan agreement contains limitations on acquisitions, investments and other borrowings. As of September 30, 2001, the financing fee was accrued and being amortized over the ten-month period.

The entire amount owed to the Bank is secured by the Company's assets and stock of its U.S. retail and training products subsidiaries, and 65% of the stock of the Company's Australian subsidiary.

SOFTLINE LIMITED

Effective June 30, 2001, the terms of the Company's subordinated term loan ("Softline Loan") from Softline Limited ("Softline"), the Company's majority stockholder, were amended and restated. The restated Softline Loan is in the original principal amount of $11.4 million, which includes accrued interest on the original $10 million obligation, and will accrue interest going forward at 14% per annum. All unpaid principal and interest is due May 1, 2003, unless the Bank term loan is not extended to November 1, 2002, in which case the Softline Loan will be due and payable on November 1, 2002. The Softline Loan is subordinate to the Bank indebtedness, and the Company is not required or permitted to make any payments of principal or interest under the Softline Loan so long as the Bank indebtedness is outstanding. Softline agreed to subordinate the Softline Loan to the convertible notes sold during the quarter ended June 30, 2001 (see Note C).

NATIONAL AUSTRALIA BANK LIMITED

The Company's wholly-owned Australian subsidiary maintains an AUS$1.0 million (approximately US$0.5 million) line of credit facility with National Australia Bank Limited. The facility is secured by substantially all of the assets of the Australian subsidiary, and the Company has guaranteed all amounts owing on the facility. The facility became due in February of each year, but has renewed annually. In April 2001, the Company received a formal demand under its guarantee for the full amount then alleged by the bank to be due under the facility. The current balance on this facility is AUS$0.9 million (US$0.4 million). Its Australian subsidiary has received a judgement in its favor in the amount of AUS$1.1 million (US$0.6 million). The defendant in the action has deposited the full amount of the judgment with the court, where it is being held pending an appeal. The Company intends to use the proceeds from this judgement to settle the matter with National Australia Bank. However, the Company may not prevail on the appeal, and even if the appeal is resolved in our favor, National Australia Bank may attempt to take action adverse to the Company prior to such resolution. If National Australia Bank is able to demonstrate that it has the right to call the full amount of the facility due, and if the Company is not able negotiate a settlement with the bank or otherwise discharge the indebtedness, National Australia Bank could take control of substantially all of the assets of its Australian subsidiary, and could hold it responsible under its guarantee for any and all unsatisfied amounts under the facility.

NOTE C - CONVERTIBLE NOTES

During the quarter ended June 30, 2001, the Company issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to an existing stockholder. The notes were due August 30, 2001, and require interest at the rate of 12% per annum to be paid at maturity. Any portion of the unpaid amount of principal and interest is convertible at any time by the investors into common shares at a conversion price of $1.35 per share. The notes have not been paid or converted at September 30, 2001. The interest rate increased to 17% per annum on August 30, 2001 as a result of non-payment on the maturity date.

The Company issued to the investors three-year warrants to purchase 250 common shares for each $1,000 in notes purchased, at an exercise price of $1.50 per share. The Company also agreed to register with the SEC any shares that may be issued upon conversion of the notes or exercise of the warrants. The Company obtained an agreement from Softline subordinating its obligation to Softline to the convertible notes. The Company recognized $517,000 in expenses related to the fair value of the warrants and the intrinsic value of the conversion option associated with these notes, which is being amortized over the life of the notes. The Company recognized $198,000 and $517,000 of such expense during the three and six months ended September 30, 2001.

Note D - REPORTING COMPREHENSIVE LOSS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying comprehensive income and its components. As required by SFAS 130, the Company displays the accumulated balance of other comprehensive loss separately in the equity section of the consolidated balance sheets. Total comprehensive loss, which is comprised of net loss and other comprehensive loss, amounted to approximately $3.6 million and $4.9 million for the quarters ended September 30, 2001 and 2000, respectively, and $7.1 million and $4.3 million for the six months ended September 30, 2001 and 2000, respectively. Other comprehensive loss consisted of foreign currency translation effect of approximately $14,000 and $115,000 for the quarters ended September 30, 2001 and 2000, respectively and $32,000 and $70,000 for the six months ended September 30, 2001, respectively.

Note E - EARNINGS (LOSS) PER SHARE

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that are issuable upon exercise of outstanding stock options. Common stock equivalents were 116,231 and 1,460,441 for the quarters ended September 30, 2001 and 2000, respectively, and 294,761 and 1,575,565 for the six months ended September 30, 2001 and 2000, respectively.

Options with the exercise prices greater than the average market prices of the common stock during the periods were not included in the computation of diluted EPS because the effect would be anti-dilutive. Options not included in the computation of diluted EPS were 8,120,007 and 1,148,275 for the quarters ended September 30, 2001 and 2000, respectively, and 6,892,507 and 837,225 for the six months ended September 30, 2001 and 2000, respectively.

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

                                       Three Months Ended         Six Months Ended
                                         September 30,              September 30,
                                       2001         2000          2001         2000
                                    ----------   ----------    ----------   ----------
         Revenues:
              United States         $   6,474    $   6,406     $  13,108    $  14,802
              Australia                   818          905         1,539        3,152
              United Kingdom            1,127          682         1,623        1,039
                                    ----------   ----------    ----------   ----------
                  Total revenues    $   8,419    $   7,993     $  16,270    $  18,993
                                    ==========   ==========    ==========   ==========

For the three months ended September 30, 2001 and 2000, sales to one customer, Toys "R" Us, accounted for 43% and 29% of total consolidated revenue.

For the six months ended September 30, 2001 and 2000, sales to Toys "R" Us accounted for 46% and 27% of total consolidated revenue, respectively.

Note G - RELATED PARTIES

In July 2001, the Company relocated its principal executive offices to an approximately 13,000 square foot premises in Carlsbad, California. The premises are owned by an affiliate of Thomas A. Dorosewicz, its former Chief Executive Officer. Currently, monthly rental is in the approximate amount of $14,000.

Note H - RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends ABB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value loss cost to sell. Additionally SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its consolidated financial statements.


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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K (as amended) for the year ended March 31, 2001, and the disclosures under the heading "Risk Factors" later in this report, as well as other reports and filings made with the Securities and Exchange Commission.

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

We currently derive the majority of our revenues from the sale of application software licenses and the provision of related professional and support services. Application software license fees are dependent upon the sales volume of our customers, the number of users of the application(s), and/or the number of locations in which the customer plans to install and utilize the application(s). As the customer grows in sales volume, adds additional users and/or adds additional locations, we charge additional license fees. We typically charge for support, maintenance and software updates on an annual basis pursuant to renewable maintenance contracts. We typically charge for professional services including consulting, implementation and project management services on an hourly basis. Our sales cycles for new license sales historically ranged from three to twelve months, but we experienced a lengthening in sales cycles during the 2001 fiscal year into the first six months of fiscal 2002. We believe the recent lengthening in sales cycles is due to economic conditions in the US, UK and Australia and world events. Our long sales cycles have in the past caused our revenues to fluctuate significantly from period to period. The reduction of new license sales and the lengthening of our sales cycles in first six months of fiscal 2002 caused the revenues of our Australian subsidiary to decrease substantially and our sales mix in the US and the UK to shift to lower margin services.

RECENT DEVELOPMENTS

We negotiated an extension of our senior bank lending facility to May 1, 2002. On November 16, 2001, the Bank extended to November 26, 2001 the due date for a total of $310,000 in principal payments, and waived compliance with certain financial covenants for the months of August and September 2001. See "Liquidity and Capital Resources -Indebtedness -- Union Bank" below. We also negotiated an extension of the due date of our $11.4 million indebtedness to our majority stockholder to November 1, 2002, and a further extension to May 1, 2003 if Union Bank extends our term loan. See "Liquidity and Capital Resources -- Indebtedness -- Softline" below.

In May and June 2001, we issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to ICM Asset Management, Inc., a significant beneficial owner of our common stock. The notes were due August 30, 2001, and required interest at the rate of 12% per annum to be paid at maturity. Any portion of the unpaid amount of principal and interest is convertible at any time by the investors into common shares at a conversion price of $1.35 per share. The notes have not been repaid or converted as of November 9, 2001. The interest rate increased to 17% per annum on August 30, 2001.

We also issued to the investors three-year warrants to purchase 250 common shares for each $1,000 in notes purchased, at an exercise price of $1.50 per share. We also agreed to register with the SEC any shares that may be issued upon conversion of the notes or exercise of the warrants. Softline agreed to subordinate its $11.4 million loan to the convertible notes.

In July 2001, we relocated our principal executive offices to an approximately 13,000 square foot premises in Carlsbad, California. The premises are owned by an affiliate of Thomas A. Dorosewicz, our former Chief Executive Officer. Current monthly rental is in the approximate amount of $14,000 per month.

In September 2001, we entered into a binding term sheet with Softline to repay our subordinated note to Softline and to issue $8.8 million in new Series A Convertible securities in exchange for 10,700,000 SVI common shares held by Softline. Under the terms of the agreement, we will repay the existing subordinated note to Softline by transferring to Softline our note received in connection with the sale of IBIS Systems Limited, and by issuing an additional $2.9 million in Series A Convertible securities. The transaction remains subject to approval of Union Bank, which must consent to release its security interest in the IBIS note, and compliance with listing requirements of The American Stock Exchange and the Johannesburg Stock Exchange. For further details on the terms of this agreement and a description of the Series A Convertible securities, see "Liquidity and Capital Resources -- Indebtedness -- Softline" below.

In connection with the negotiations leading up to the term sheet with Softline, we terminated negotiations with Shmulik Stein International Investments concerning a recapitalization transaction with that company and Softline.

In October 2001, we completed an analysis of our operations and concluded that it was necessary to restructure the composition of our management and personnel. We were concerned that the new management team had not been able to close a number of new business opportunities or to raise capital. We were also concerned with general economic conditions, especially after the terrorist attacks of September 11, 2001 and the resulting ongoing hostilities in the world. Our CEO, Thomas A. Dorosewicz, and our CFO, Kevin C. O'Neill elected to leave to pursue other interests, and both have resigned from our Board of Directors. We appointed Barry M. Schechter, our Chairman, as Chief Executive Officer, and Jackie Tran, our Controller, as acting Chief Financial Officer. We also reduced our staff by a total of 20%, and restructured and refocused our sales force toward opportunities available in the current economic climate.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                      ----------------------------------------------
                                                2001                   2000
                                      ----------------------  ----------------------
                                                  PERCENTAGE              PERCENTAGE
                                        AMOUNT    OF REVENUE    AMOUNT    OF REVENUE
                                      ----------  ----------  ----------  ----------
Net sales                             $   8,419        100%   $   7,993        100%
Cost of sales                             3,224         38%       3,989         50%
                                      ----------  ----------  ----------  ----------
     Gross profit                         5,195         62%       4,004         50%

Application development expense           1,313         16%       1,204         15%
Selling, general and
   administration expenses                4,299         51%       3,855         48%
Other expense                                25          0%         101          1%
                                      ----------  ----------  ----------  ----------
   Loss before interest
      expense, provision for income
      taxes, depreciation and
      amortization                         (442)        -5%      (1,156)       -14%

Depreciation and amortization            (1,833)       -22%      (2,176)       -27%
Impairment of note receivable                                    (1,500)       -19%
Net interest expense                       (981)       -12%        (394)        -5%
Income taxes benefit (expense)             (332)        -4%         485          6%
                                      ----------  ----------  ----------  ----------

       Net loss                          (3,588)       -43%      (4,741)       -59%
                                      ==========  ==========  ==========  ==========

                                               SIX MONTHS ENDED SEPTEMBER 30,
                                      ----------------------------------------------
                                                2001                   2000
                                      ----------------------  ----------------------
                                                  PERCENTAGE              PERCENTAGE
                                        AMOUNT    OF REVENUE    AMOUNT    OF REVENUE
                                      ----------  ----------  ----------  ----------
Net sales                             $  16,270        100%   $  18,993        100%
Cost of sales                             6,699         41%       6,675         35%
                                      ----------  ----------  ----------  ----------
     Gross profit                         9,571         59%      12,318         65%

Application development expense           1,855         11%       2,776         15%
Selling, general and
   administration expenses                8,779         54%       7,252         38%
Other expense                                 1          0%          65          0%
                                      ----------  ----------  ----------  ----------
   Income (loss) before interest
      expense, provision for income
      taxes, depreciation and
      amortization                       (1,064)        -6%       2,225        -12%

Depreciation and amortization            (3,616)       -22%      (4,322)       -23%
Impairment of note receivable                                    (1,500)        -8%
Net interest expense                     (2,053)       -13%        (598)        -3%
Provision for income taxes                 (369)        -2%          --          0%
                                      ----------  ----------  ----------  ----------

       Net loss                          (7,102)       -44%      (4,195)       -22%
                                      ==========  ==========  ==========  ==========

Comparison of Quarters Ended September 30, 2001 and 2000.

Net Sales

Net sales increased by $0.4 million, or 5%, to $8.4 million in the three months ended September 30, 2001 from $8.0 million in the three months ended September 30, 2000. The increase was due to increased revenues from U.K. and U.S. operations, offset by a small decrease in Australian operations.

Net sales for the quarter ended September 30, 2001 increased by $0.6 million, or 7%, over net sales in the quarter ended June 30, 2001, consisting of a net $0.5 million increase from US and UK operations, and a $0.1 million increase from Australian operations. We believe these improved sequential quarterly results reflect the aggressive steps we took beginning in the quarter ended March 31, 2001 to focus on the needs of our existing customers.

In July 2001, we entered into an agreement to expand our current professional services activities with Toys "R" Us significantly through September 2003.

An economic slowdown in the US, UK and Australia, the terrorist attacks of September 11, 2001 and the resulting ongoing hostilities in the world appear to have delayed or otherwise affected our customers' decision processes, and lengthened our related sales cycles. As a result, sales of new application software licenses remained below expectations during the quarter ended September 30, 2001. In addition, our financial condition may have interfered with our ability to sell new application software licenses, as implementation of our applications generally requires extensive future services and support, and some potential customers have expressed concern about our financial ability to provide these ongoing services and have therefore deferred buying decisions. We believe that our level of continuing service to our existing customers and the recent increased commitment of many of these customers to application upgrades and additional services demonstrate our ability to continue to serve existing and new customers. Significant sales growth may however depend in part on our ability to improve our financial condition.

In October 2001, we took aggressive steps designed to improve sales of new application software licenses, and to streamline our operations around services to our existing customers. These steps included a restructuring and repositioning of the sales force to better focus on the historical markets of our retail enterprise solution and our retail store solution. This strategy has permitted us to reduce our sales force and the associated overhead expenses, while allowing us to target those markets most likely to result in sales in the current economic climate. Our newly streamlined sales force has also begun aggressively marketing individual modules within our suites. These modules have been improved through modification services performed for existing customers, and may now be marketed as separate applications to new customers. These modules are suited to those potential customers looking for incremental upgrades to their systems at a substantially lower cost, and with a substantially reduced implementation commitment, than an upgrade to our full suite would require. We intend to add additional sales personnel at such time as the economic climate and market for our products permits.

Cost of Sales/Gross Profit

Cost of sales decreased by $0.8 million, or 19%, to $3.2 million in the quarter ended September 30, 2001 from $4.0 million in the quarter ended September 30, 2000. Gross profit as a percentage of net sales increased to 62% in the quarter ended September 30, 2001 from 50% in the prior comparative period. The decrease in cost of sales and the increase in gross profit as a percentage of net sales were due to increased high-margin application license revenues from our U.K. operations.

Application Development Expense

Application development expense increased by $0.1 million, or 9%, to $1.3 million in the quarter ended September 30, 2001 from $1.2 million in the quarter ended September 30, 2000. Cost of sales for the quarter ended September 30, 2001 included $1.1 million in costs associated with the development or modification of modules for Toys "R" Us. These costs are neither capitalized nor included in application technology development expense, but we consider them to be part of our overall application technology development program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.4 million, or 12%, to $4.3 million in the three months ended September 30, 2001 from $3.9 million in the three months ended September 30, 2000. The increase was primarily related to the growth of the sales force and increase in investment banking expenses, offset by personnel reductions in other areas of the business.

In October 2001, we completed an analysis of our operations and concluded that it was necessary to restructure the composition of our management and personnel. We reduced our staff by a total of 20%. We expect these reductions to reduce expenses by $1.0 million per quarter compared to expense levels prior to such reductions, excluding one-time severance charges associated with such reductions.

Loss From Operations/EBITDA

Loss from operations, which included depreciation and amortization expense, was $2.3 million for the quarter ended September 30, 2001, compared to loss from operations of $4.7 million for the quarter ended September 30, 2000. Loss from operations in the prior comparative period included a $1.5 million impairment of our note received in connection with the sale of IBIS Systems Limited. EBITDA (earnings before interest, provision for income taxes, depreciation and amortization) was a loss of $0.4 million for the quarter ended September 30, 2001 compared to a loss of $1.2 million for the quarter ended September 30, 2000. EBITDA for the quarter ended September 30, 2001 included $0.5 million in non-cash stock based compensation expense.

EBITDA for the prior sequential quarter ended June 30, 2001 was a loss of $0.6 million. The reduction of sequential quarterly EBITDA loss reflects our efforts to improve services to existing clients and reduce costs.

Depreciation and Amortization

Depreciation and amortization decreased by $0.3 million, or 16%, to $1.8 million in the quarter ended September 30, 2001 from $2.2 million in the quarter ended September 30, 2000. The decrease reflected the reduction in the base amounts of goodwill and capitalized software assets resulting from the recognition of impairments of those assets in the fourth quarter of fiscal 2001.

Net Interest Expense

Net interest expense consists of our interest expense less our interest income, and increased by $0.6 million, or 149%, to $1.0 million in the quarter ended September 30, 2001 from $0.4 million in the quarter ended September 30, 2000. The increase is due to $0.2 million amortization of debt discount and conversion option recorded in connection with convertible notes sold to entities related to ICM, and the cessation of interest accrued on our note receivable from the sale of IBIS.

Comparison of Six Months Ended September 30, 2001 and September 30, 2000

Net Sales

Net sales decreased by $2.7 million, or 14%, to $16.3 million in the six months ended September 30, 2001 from $19.0 million in the six months ended September 30, 2000. The following factors contributed to the net decrease:

         o Revenue from our Australian subsidiary decreased by $1.6 million. This decrease was due to the slowdown in Australian sales and services.
         o Revenue from our U.S. and U.K. operations increased by $0.6 million due to increased application license revenues and sales of professional services.
         o Inclusion of $1.9 million in revenue from a one-time sale of certain technology rights during fiscal 2000 received and recognized in the quarter ended June 30, 2000.

Cost of Sales/Gross Profit

Cost of sales was $6.7 million for the six months ended September 30, 2001 and 2000. Gross profit as a percentage of net sales decreased to 59% in the six months ended September 30, 2001 from 65% in the prior comparative period. The decrease in cost of sales and the increase in gross profit as a percentage of net sales were due principally to the inclusion in the prior comparative period of a one-time sale of certain technology rights with an insignificant cost component.

Application Development Expense

Application development expense decreased by $0.9 million, or 33%, to $1.9 million in the six months ended September 30, 2001 from $2.8 million in the six months ended September 30, 2000. The decrease was due to a shift in production labor from general application development to the development or modification of new modules. These costs are recorded as costs of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.5 million, or 21%, to $8.8 million in the six months ended September 30, 2001 from $7.3 million in the six months ended September 30, 2000. The increase was primarily related to the growth of the sales force and increase in $0.4 million of stock-based expense for investment banking, offset by personnel reductions in other areas of the business.

Selling, general and administrative expenses, exclusive of one-time severance charges, are expected to decrease in future periods as a result of the personnel reduction which occurred in October 2001.

Loss From Operations/EBITDA

Loss from operations, which included depreciation and amortization expense, was $4.7 million for the six months ended September 30, 2001, compared to a loss from operations of $3.5 million for the six months ended September 30, 2000. Loss from operations in the prior period included $1.9 million revenue from a one-time sale of certain technology rights and a $1.5 million impairment of our note received in connection with the sale of IBIS.

EBITDA (earnings before interest, provision for income taxes, depreciation and amortization) was a loss of $1.1 million for the six months ended September 30, 2001 compared to positive EBITDA of $2.2 million for the six months ended September 30, 2000. EBITDA for the prior period included $1.9 million received and recognized in the quarter ended June 30, 2000 from a one-time sale of certain technology rights during fiscal 2000.

Net Interest Expense

Net interest expense increased by $1.5 million, or 243%, to $2.1 million in the six months ended September 30, 2001 from $0.6 million in the six months ended September 30, 2000. The increase is due to $0.5 million amortization of debt discount and conversion option recorded in connection with convertible notes sold to entities related to ICM, an increase in accrued interest on the Softline note acquired in July 2000 and the cessation of interest accrual on our note receivable from the sale of IBIS.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the six months ended September 30, 2001, we financed our operations using internally generated cash and proceeds from the sale of convertible notes. At September 30, 2001, we had cash of $0.5 million, a decrease of $0.8 million compared to cash of $1.3 million at March 31, 2001.

Operating activities used cash of $1.5 million in the six months ended September 30, 2001 and $0.6 million in the six months ended September 30, 2000. Cash used for operating activities in the six months ended September 30, 2001 resulted from $7.1 million of net losses and a $0.6 million decrease in accounts payable; offset in part by $3.6 million of non-cash depreciation and amortization, $0.5 million of non-cash amortization of debt discount and conversion option, and $1.4 million increase in deferred revenue.

Investing activities used cash of $0.2 million in the six months ended September 30, 2001 and $2.2 million in the six months ended September 30, 2000. Cash used for investing activities in the first six months of fiscal 2002 consisted of purchases of furniture and equipment.

Financing activities provided cash of $1 million in the six months ended September 30, 2001 and used cash of $1.4 million in the six months ended September 30, 2000. The fiscal 2002 financing activities included $1.3 million of proceeds from bridge loans; offset in part by $0.2 million of payments on a stockholder loan.

Accounts receivable increased to $4.8 million at September 30, 2001 from $3.8 million at March 31, 2001. The increase was due to $1.1 million increase in receivables aged over 60 days, offset in part by a $0.2 million decrease in accrued receivables for completed application modification service contracts.

Deferred revenue increased to $3.3 million at September 30, 2001 from $1.9 million at March 31, 2001. The increase was primarily due to an increase in prepaid modification and professional services revenues.

INDEBTEDNESS

UNION BANK

We began negotiations with Union Bank of California, N.A., in the fourth quarter of fiscal 2001 to extend the maturity date of our term loan, renegotiate payment terms, and potentially release collateral to allow other financing transactions. Union Bank agreed to extend the maturity date of the then existing agreement while those negotiations were ongoing. On June 29, 2001, we entered into an amended and restated loan agreement with respect to the $7.4 million owing under the former agreement. The maturity date under the restated agreement is May 1, 2002, but that date may be extended to November 1, 2002 if we satisfy certain conditions. We are required to pay monthly interest at 5% over the bank reference rate, increased to 7% for late payments of principal and interest. We were required to make an initial $210,000 principal payment in August 2001, extended by agreement of the bank to October 15, 2001, and monthly principal payments of $50,000 beginning October 1, 2001. On November 16, 2001, the bank agreed to extend the due dates to November 26, 2001, for the total of $310,000 in principal payments then accrued. We are required to use any proceeds in excess of $6 million we receive from private equity placements to reduce principal under the loan. We are also prohibited from making any payments on certain subordinated obligations, including the Softline note and the ICM convertible notes. Finally, we must apply all of the proceeds from a sale of Integrity shares which secure our note receivable toward the principal balance. The restated agreement also contains limitations on acquisitions, investments and other borrowings.

We agreed to pay the bank a loan restructuring fee of $200,000, due May 1, 2002, but the fee will be waived if we discharge the loan before May 1, 2002 (or if the maturity date is extended, $150,000 on May 1, 2002 and $50,000 on November 1, 2002). We are also required to reimburse the bank for certain other expenses incurred during the term of the loan. As of September 30, 2001, the financing fee was accrued and being amortized over the ten-month period.

The entire amount owed to the bank is secured by substantially all of our assets and those of our U.S. retail and training products subsidiaries, and 65% of the stock of our Australian subsidiary.

The restated agreement also contains limitations on acquisitions, investments and other borrowings.

SOFTLINE

Effective June 30, 2001, we amended and restated the terms of our note payable to Softline. The restated note is in the original principal amount of $11.4 million (which includes accrued interest on the original $10 million note) and will accrue interest going forward at 14% per annum. All unpaid principal and interest is due May 1, 2003, unless the Union Bank loan is not extended to November 1, 2002, in which case the note will be due and payable on November 1, 2002. The restated note is subordinate to our Union Bank indebtedness, and we are not required or permitted to make any payments of principal or interest under the restated note so long as the Union Bank indebtedness is outstanding. We are however permitted to convert the note to common shares should we and Softline agree to the terms of such a conversion. Softline also agreed to subordinate the note to the convertible notes issued to investors related to ICM Asset Management, Inc. See "ICM" below.

In September 2001, we entered into a binding term sheet with Softline to repay our subordinated note to Softline and to issue $8.8 million in new Series A Convertible securities in exchange for 10,700,000 of our common shares held by Softline. Under the terms of the agreement, we will repay the existing subordinated note to Softline by transferring to Softline our note received in connection with the sale of IBIS, and by issuing an additional $2.9 million in Series A Convertible securities. Softline agreed as part of the contemplated transaction not to sell or otherwise dispose of its equity ownership in SVI for a period of twelve months after consummation of the transaction without the consent of our investment banking advisor. We agreed to grant Softline certain demand and company registration rights for the common shares obtainable upon conversion of the Series A Preferred securities. Softline agreed to grant us a right of first refusal to acquire any shares Softline proposes to sell in private sales to third parties.

The transaction remains subject to approval of Union Bank, which must consent to release its security interest in the IBIS note, and compliance with listing requirements of The American Stock Exchange and the Johannesburg Stock Exchange.

The Series A Convertible Preferred securities will have the following terms:

Par Value:                          Aggregate of $11.7 million.

Dividend:                           7% return is cumulative and accrues on a
                                    semiannual basis from the date of issue.

Date of Maturity:                   Five years after issuance.

Redemption at Maturity:             If the Convertible Preferred has not been
                                    called by us or converted into common shares by Softline prior to maturity, the Convertible Preferred will be redeemed at par plus accrued and unpaid semiannual payments for, at our option, (i) cash or
                                    (ii) SVI common shares at a 5% discount to the 10-day average closing price prior to the date of maturity.

Call Feature:                       We may call the Convertible Preferred at
                                    107% of the sum of par and unpaid and
                                    accrued semiannual payments at any time. We must provide advance written notice to Softline of our intention to call, and Softline may elect to convert all or part of the called amount into common shares at the applicable conversion price.

Conversion Feature:                 The Convertible Preferred will be
                                    convertible in whole or in part at any time at the option of Softline into SVI common shares, initially at a conversion price of $1.00 per share. The conversion price will increase at an annual rate of 3.5% calculated on a semiannual basis.

Liquidation                         Preference: Softline will be entitled to
                                    receive upon liquidation of SVI, in
                                    preference to the holders of the common
                                    stock, the par value of Convertible
                                    Preferred plus accrued and unpaid semiannual payments.

Voting Rights:                      The Series A Convertible Preferred will have
                                    no voting rights prior to conversion into common shares, except as provided by law.

NATIONAL AUSTRALIA BANK LIMITED

Our Australian subsidiary maintains an AUS$1,000,000 (approximately US$510,000) line of credit facility with National Australia Bank Limited. The facility is secured by substantially all of the assets of our Australian subsidiary, and we have guaranteed all amounts owing on the facility. The facility became due in February of each year, but has renewed annually. In April 2001, we received a formal demand under our guarantee for the full amount then alleged by the bank to be due under the facility. The current balance on this facility is AUS$888,000 (US$439,000). Our Australian subsidiary has received a judgement in its favor in the amount of AUS$1,100,000 (US$555,000). The defendant in the action has deposited the full amount of the judgment with the court, where it is being held pending an appeal. We intend to use the proceeds from this judgement to settle the matter with National Australia Bank. However, we may not prevail on the appeal, and even if the appeal is resolved in our favor, National Australia Bank may attempt to take action adverse to us prior to such resolution. If National Australia Bank is able to demonstrate that it has the right to call the full amount of the facility due, and if we are not able negotiate a settlement with the bank or otherwise discharge the indebtedness, National Australia Bank could take control of substantially all of the assets of our Australian subsidiary, and could hold us responsible under our guarantee for any and all unsatisfied amounts under the facility.

ICM

In May and June 2001, we issued a total of $1.25 million in unsecured, subordinated convertible notes to a limited number of accredited investors related to ICM Asset Management, Inc., a significant beneficial owner of our common stock. The notes were due August 30, 2001, and required interest at the rate of 12% per annum to be paid at maturity. Any portion of the unpaid amount of principal and interest is convertible at any time by the investors into common shares at a conversion price of $1.35 per share. The notes have not been repaid or converted as of November 9, 2001. The interest rate increased to 17% per annum on August 30, 2001 as a result of non-payment on the maturity date.

CASH POSITION AND NEED FOR CAPITAL

In order to manage our cash resources, we reduced our staff by 20% in October 2001. We have also extended payment terms with many of our trade creditors wherever possible, and we have diligently focused our collection efforts on our accounts receivable. We had negative working capital of $(13.4) million at September 30, 2001, a decrease of $9.2 million from working capital of ($4.2) million at March 31, 2001. The decrease in working capital reflected our bank term loan becoming a current liability, the increase in deferred revenue, and cash used for operating activities.

We renegotiated rent terms with the landlord of our Irvine facilities in April 2001, and we are currently in compliance with the renegotiated terms. We negotiated with the landlord of our former San Diego facility an assignment of the lease to a new tenant, and we relocated to Carlsbad, California. We also agreed as part of the assignment agreement to issue a promissory note to the landlord to repay the rent in arrears, less security deposit, over the balance of calendar year 2002. We have sought extensions of payments due under that note.

Other than cash on hand, we have no unused sources of liquid assets.

Management has been actively engaged in attempts to resolve our liquidity problems. The proposed recapitalization transaction with Softline, if consummated, would substantially reduce our indebtedness and we believe put us in a better position to raise capital from third parties. We are actively seeking a private equity placement to provide needed working capital for repayment of indebtedness and to begin to discharge aged payables. We have no binding commitments for funding at this time. Financing may not be available on terms and conditions acceptable to us, or at all. Failure to obtain the required funding would place further strains on our working capital resources.

We believe we will have sufficient cash to meet our going-forward operating expenses, exclusive of principal reductions on indebtedness, for the next twelve months. Our ability to reduce principal on indebtedness and discharge certain aged accounts payable will depend on our ability to increase sales of new application software licenses, or to raise capital, both of which are uncertain. We intend to engage in further discussions with Union Bank for deferral of principal payments if we are not able to discharge such payments out of operations or through raising capital. There can be no assurance that the Bank will agree to any such deferrals of principal payments should they prove necessary.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note G to the Financial Statements in Item 1 above for a description of recent accounting pronouncements.

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

RISK FACTORS

Prospective and existing investors should carefully consider the following risk factors and all other information contained herein as well as the information included in our Annual Report on Form 10-K for the year ended March 31, 2001, and other reports and filings made with the Securities and Exchange Commission. Investing in our common stock involves a high degree of risk. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and you may lose all or part of your investment. See the note regarding forward-looking statements included at the beginning of Management's Discussion and Analysis of Financial Condition and Results of Operations.

WE INCURRED LOSSES IN THE FIRST SIX MONTHS OF FISCAL 2002 AND IN THE FISCAL YEARS 2001 AND 2000.

We incurred a loss of $7.1 million in the first six months of fiscal 2002. We incurred losses of $28.9 million and $4.1 million in the fiscal years ended March 31, 2001 and 2000. Our recent losses have been due principally to reduced sales of new application software licenses and the consequent change in sales mix toward lower margin services, and an overall decline in our Australian operations. Prior period losses have included substantial impairments of assets. We will need to generate additional revenue to achieve profitability in future periods. Failure to achieve profitability, or maintain profitability if achieved, may have a material adverse effect on our business and stock price.

WE HAVE NEGATIVE WORKING CAPITAL, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

At September 30, 2001, we had negative working capital of $13.4 million. During the past twelve months, we had difficulty meeting operating expenses, including interest payments on debt, payroll expenses, lease payments and supplier obligations. We have extended payment terms with our trade creditors wherever possible.

OUR NET SALES HAVE DECLINED. WE EXPERIENCED A SUBSTANTIAL DECREASE IN APPLICATION SOFTWARE LICENSE SALES AND WE DO NOT KNOW WHEN OR IF THIS TREND WILL REVERSE.

Our net sales decreased by 14% in the six months ended September 30, 2001 compared to the six months ended September 30, 2000, and 10% in the fiscal year ended March 31, 2001 compared to the fiscal year ended March 31, 2000. This decrease in net sales reflected a substantial decrease in new application software license sales, which we believe was initially due in large part to inadequate staffing of our sales force, and more recently has been due to the economic downturn and world events. We do not know when or if sales of new application software licenses will increase.

OUR SALES CYCLES ARE LONG AND LENGTHENED IN RECENT QUARTERS. THIS MAKES IT DIFFICULT FOR US TO PREDICT REVENUES AND BUDGET EXPENSES.

The length of our sales cycles results in fluctuations in our operating results. Our sales cycles vary substantially from customer to customer. Our sales cycles historically ranged from three to twelve months, but we experienced an overall lengthening in sales cycles during the 2001 fiscal year which was continued into the first six months of fiscal 2002. Our sales cycles may remain extended in future periods and adversely affect our business, financial condition and results of operations.

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

OUR FAILURE TO COMPLETE OUR EXPECTED SALES IN ANY GIVEN QUARTER COULD DRAMATICALLY HARM OUR OPERATING RESULTS BECAUSE OF THE LARGE SIZE OF TYPICAL ORDERS.

Our sales cycle is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which we have little or no control. Consequently, if sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of a typical order, a lost or delayed sale could result in revenues that are lower than expected. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur. This contributes to the uncertainty of our future operating results.

OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, many of which are outside of our control. If revenue declines in a quarter, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, application development and general and administrative expenses do not change significantly with variations in revenue in a quarter. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below expectations, we could not proportionately reduce operating expenses for that quarter. Therefore, this revenue shortfall would have a disproportionate effect on our expected operating results for that quarter. It is likely that in some future quarter our net sales or operating results will be below the expectations of public market analysts or investors. If that happens, we may not be able to generate sufficient revenue or funding to continue as a going concern.

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

OUR EXPENSES MAY VARY FROM PERIOD TO PERIOD, WHICH COULD AFFECT QUARTERLY RESULTS AND OUR STOCK PRICE.

If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations would be adversely affected and we may incur losses for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

         o the extent of marketing and sales efforts necessary to promote and sell our applications and services;
         o    the timing and extent of our development efforts;
         o    the timing of personnel hiring; and
         o    personnel reductions.

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

THE VALUE OF A LARGE NOTE RECEIVABLE DEPENDS ON THE VALUE OF ITS COLLATERAL, WHICH CONSISTS OF MINORITY OWNERSHIP IN A U.K. COMPANY.

Our September 30, 2001 balance sheet includes a $7.0 million note receivable. This note is secured by 1,536,000 shares (approximately 11%) of the outstanding common stock of Integrity Software, Inc. We do not believe the obligor under the note has significant assets other than the Integrity shares securing the note. The obligor is an entity affiliated with Integrity, and its ability to sell the Integrity shares to repay the note is limited by law and by market conditions. Our ability to sell the Integrity shares upon foreclosure of the note may be similarly limited.

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

We have a substantial amount of debt, which impacts us in a number of ways:

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

These factors generally place us at a disadvantage to our less leveraged competitors. Any or all of these factors could adversely affect our business, financial condition and results of operations.

We have renegotiated on several occasions our agreements with Union Bank after we were unable to make payments which would otherwise have been required under these agreements, including payments due during fiscal 2002. Union Bank may not be willing to renegotiate our indebtedness in the future if we are unable to make required payments. We will need outside sources of capital to make the required payments due at maturity of our Union Bank obligations.

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

In April 2001 we received a demand under our guarantee of our Australian subsidiary's AUS$1 million (approximately US$510,000) line of credit for the full amount owed (as of September 30, 2001, US$439,000). The line of credit is secured by substantially all of the assets of our Australian subsidiary. We have been negotiating with the lender, National Australia Bank Limited, to resolve the situation. If we are unable to resolve this matter, the Bank could take control of substantially all of the assets of our Australian subsidiary, and we could be held responsible under our guarantee for any amounts which remained unsatisfied. Our Australian subsidiary contributed approximately $5.0 million of our consolidated net sales during fiscal 2001, but incurred a net loss of $5.0 million and had total assets of $3.4 million at March 31, 2001. See "Liquidity and Capital Resources -- Indebtedness -- National Australia Bank" above.

FLUCTUATIONS IN INTEREST RATES COULD INCREASE OUR INTEREST EXPENSE AND REDUCE CASH AVAILABLE FOR OTHER PURPOSES.

Our indebtedness with Union Bank and some of our other indebtedness require us to pay interest based on a rate which floats with market interest rates. If market interest rates increase, our interest expense will increase, which will reduce our earnings and reduce cash available for other purposes. At September 30, 2001, our total borrowings subject to variable interest rates was $8.5 million. Based on this balance, a one percent increase in interest rates would cause a change in interest expense of approximately $85,000 on an annual basis.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

Our cash from operations has not been sufficient to meet our operational needs, and we have relied on capital from related parties. Softline loaned us $10 million to make a required principal payment on our Union Bank term loan in July 2000. A subsidiary of Softline loaned us an additional $600,000 in November 2000 to meet working capital needs. This loan was repaid in February 2001, in part with $400,000 we borrowed from Barry M. Schechter, our Chairman and CEO. We borrowed an additional $164,000 from Mr. Schechter in March 2001 for operational needs related to our Australian subsidiary. We also sold $1.25 million in convertible notes in May and June 2001 from entities related to ICM Asset Management, Inc., a substantial beneficial owner of our common stock, to meet critical operating expenses. During fiscal 2000, Softline exercised options to purchase shares of SVI common stock for net proceeds of $4.8 million. We used these proceeds to finance a portion of our operations, including interest payments on debt. In June 1999 we borrowed $2.3 million ($1.1 million of which is outstanding as of September 30, 2001) from three of our stockholders to pay a portion of the purchase price for Island Pacific.

We may not be able to obtain capital from related parties in the future. Neither Softline, ICM, Mr. Schechter, nor any other officers, directors, stockholders or related parties are under any obligation to continue to provide cash to meet our future liquidity needs. Moreover, Softline's ability to continue to finance our liquidity needs is limited by Softline's cash resources and by South African currency exchange laws.

WE NEED TO RAISE CAPITAL TO REPAY DEBT AND FUND OUR OPERATIONS. OBTAINING THIS CAPITAL COULD IMPAIR THE VALUE OF YOUR INVESTMENT.

We need to raise capital to discharge our aged payables. We will also likely need to raise capital to make the required principal payments on our Union Bank, Softline and ICM obligations. We may also need to raise further capital to:

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

INTANGIBLE ASSETS REPRESENT 72% OF OUR TOTAL ASSETS AS OF SEPTEMBER 30, 2001 AND REPRESENT MORE THAN OUR STOCKHOLDERS' EQUITY. WE MAY HAVE TO IMPAIR OR WRITE-OFF THESE ASSETS, WHICH WILL CAUSE A CHARGE TO EARNINGS AND COULD MAKE IT MORE DIFFICULT TO OBTAIN FINANCING.

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

WE HAVE A SINGLE CUSTOMER REPRESENTING A SIGNIFICANT AMOUNT OF OUR BUSINESS.

Toys "R" Us, accounted for 46% of net sales for the six months ended September 30, 2001, 29% of our net sales for the fiscal year ended March 31, 2001 and 15% of our net sales for the fiscal year ended March 31, 2000. We expect increased sales to Toys "R" Us to remain a large part of our net sales for fiscal 2002. A reduction, delay or cancellation of orders from Toys "R" Us would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys "R" Us or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

WE REPLACED OUR EXECUTIVE TEAM, AND THE INTEGRATION OF THESE OFFICERS MAY INTERFERE WITH OUR OPERATIONS.

As a result of restructuring in October 2001, we replaced our Chief Executive Officer and Chief Financial Officer. We appointed Barry M. Schechter, our Chairman, as Chief Executive Officer, replacing Thomas A. Dorosewicz, who was appointed to his position in January 2001. We also appointed Jackie Tran, our controller, as interim Chief Financial Officer, replacing Kevin C. O'Neill, who was appointed in April 2001. Our future performance may depend on the ability of these persons to integrate into their new roles.

IF WE LOSE THE SERVICES OF ANY MEMBER OF OUR SENIOR MANAGEMENT OR KEY TECHNICAL AND SALES PERSONNEL, OR IF WE ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED.

We are heavily dependent on Barry M. Schechter, our Chairman and CEO, and on other key management personnel. We also believe our future success will depend largely upon our ability to attract and retain highly-skilled software programmers, managers, and sales and marketing personnel. Competition for personnel is intense, particularly in international markets. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We compete against numerous companies, including larger, more established companies, for our personnel. We may not be successful in attracting or retaining skilled sales, technical and managerial personnel. The loss of key employees or our inability to attract and retain other qualified employees could negatively affect our financial performance and cause our stock price to decline.

OUR WORKFORCE REDUCTION AND FINANCIAL PERFORMANCE MAY ADVERSELY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND OUR ABILITY TO HIRE NEW PERSONNEL.

In connection with our effort to streamline operations, reduce costs and bring out staffing and structure in line with current financial expectations, we restructured our organization during fiscal year 2002 with substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations. In that case, their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

WE ARE DEPENDENT ON THE RETAIL INDUSTRY, AND IF ECONOMIC CONDITIONS IN THE RETAIL INDUSTRY DECLINE, OUR REVENUES MAY DECLINE. RETAIL SALES HAVE SLOWED.

Our future growth is critically dependent on increased sales to the retail industry. We derive the substantial majority of our revenues from the licensing of software applications and the performance of related professional and consulting services to the retail industry. Demand for our software application licenses has declined in the current economic slowdown, and demand for our software applications and services could decline further in the event of consolidation, instability or further downturns in the retail industry. Further declines would likely cause reduced sales and could impair our ability to collect accounts receivable. The result would be reduced earnings and weakened financial condition, each or both of which would likely cause our stock price to decline.

The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. The current economic slowdown in the US and world events have adversely affected the retail industry. This slowdown was exacerbated by the terrorist attacks of September 11, 2001 and the resulting ongoing hostilities in the world. This has caused deferred purchasing decisions for our applications and services and could cause further deferred or abandoned purchasing decisions. In addition, the retail industry may be consolidating, and it is uncertain how consolidation will affect the industry.

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

IF OUR APPLICATIONS ARE NOT COMPATIBLE WITH HARDWARE OR SOFTWARE PRODUCTS, OUR SALES COULD SUFFER.

Software sales can often be driven by advances in hardware or operating system technology. If providers do not, or are unable to, continue to provide state-of-the-art point of sale and enterprise hardware which runs our applications, our financial performance may suffer. We do not develop hardware or operating systems, so we are dependent upon third-party providers to develop the hardware platforms and operating systems on which our applications run.

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

Our business exposes us to product liability risks. Any product liability or other claims brought against us, if successful and of sufficient magnitude, could negatively affect our financial performance.

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

SOFTLINE LIMITED OWNS A SUBSTANTIAL PERCENTAGE OF OUR COMMON STOCK, SO WE MAY BE EFFECTIVELY CONTROLLED BY SOFTLINE, AND OUR OTHER STOCKHOLDERS MAY BE UNABLE TO AFFECT THE OUTCOME OF STOCKHOLDER VOTING.

Softline Limited beneficially owns 49.6% of our outstanding common stock. Softline has eleven directors, three of which are on our board of directors. None of our executive officers are on Softline's board. We therefore do not control Softline. Other shareholders most likely will not be able to affect the outcome of any stockholder vote so long as Softline owns its common shares. As a result, Softline will likely control all matters affecting us, including:

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

SOFTLINE'S INFLUENCE ON OUR COMPANY COULD MAKE IT DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, WHICH COULD DEPRESS OUR STOCK PRICE.

Softline's substantial ownership in our common shares could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business or our stockholders. As a result, Softline's ownership could reduce the price that investors may be willing to pay in the future for shares of our stock, or could prevent any party from attempting to acquire us at any price.

OUR BUSINESS MAY SUFFER BECAUSE WE ENTERED INTO AGREEMENTS WITH SOFTLINE THAT ARE NOT BASED ON ARM'S LENGTH NEGOTIATIONS.

We have in the past entered into various agreements with Softline, and we have a binding term sheet (subject to certain unsatisfied conditions) to substantially restructure our debt to Softline and Softline's equity ownership in us. We currently owe $11.8 million to Softline under a subordinated promissory note due November 1, 2002 (which may be extended to May 1, 2003). This debt would be exchanged for our $7 million note receivable and $2.9 million in Series A Convertible Preferred securities under our binding term sheet with Softline. For a further discussion of our agreements with Softline, see "Liquidity and Capital Resources -- Indebtedness -- Softline" above, and "Certain Relationships and Related Transactions" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001. None of these agreements resulted from arm's length negotiations. These agreements may include terms and conditions that may be more or less favorable to us than terms contained in similar agreements negotiated with third parties.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE, AND HAS RECENTLY DECLINED.

The market price of our common stock has been, and is likely to continue to be, volatile. When we or our competitors announce new customer orders or services, change pricing policies, experience quarterly fluctuations in operating results, announce strategic relationships or acquisitions, change earnings estimates, experience government regulatory actions or suffer from generally adverse economic conditions, our stock price could be affected. Some of the volatility in our stock price may be unrelated to our performance. Recently, companies similar to ours have experienced extreme price fluctuations, often for reasons unrelated to their performance. For further information on our stock price trends, see "Market for Company's Common Equity and Related Stockholder Matters" included in our Annual Report of Form 10-K for the fiscal year ended March 31, 2001.

FAILURE TO COMPLY WITH THE AMERICAN STOCK EXCHANGE'S LISTING STANDARDS COULD RESULT IN OUR DELISTING FROM THAT EXCHANGE AND SEVERELY LIMIT THE ABILITY TO SELL ANY OF OUR COMMON STOCK.

Our stock is currently traded on the American Stock Exchange. The Exchange has published certain guidelines it uses in determining whether a security warrants continued listing. These guideline include financial and market capitalization criteria, and as a result of our financial condition or other factors, the Exchange could in the future determine that our stock does not merit continued listing.

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

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK. WE HAVE AGREED TO ISSUE PREFERRED STOCK TO SOFTLINE.

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

Our binding term sheet with Softline requires us to issue an aggregate of $11.7 million in Series A Convertible Preferred securities to Softline. We have not yet formally designated this series of preferred stock pending satisfaction of conditions precedent to our restructuring transaction with Softline. For more information on the proposed terms of this series of preferred stock, see "Liquidity and Capital Resources -- Indebtedness -- Softline" above.

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future be below the market price of our stock. If exercised in the money, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 2,376,000 shares outstanding which have exercise prices below the recent market price of our stock of $1.01 per share. We have options and warrants for 6,137,000 shares outstanding at prices above the recent $1.01 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Our existing stock option plan currently has approximately 469,000 shares available for issuance. Future options issued under the plan may have further dilutive effects.

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

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates to our revolving credit borrowings and variable rate term loans, which totaled $8.5 million at October 31, 2001. Based on this balance, a change in one percent in the interest rate would cause a change in interest expense of approximately $85,000 or $0.01 per basic and diluted share, on an annual basis.

These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe and Australia. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 19% and 22% of our total net sales were denominated in currencies other than the U.S. dollar for the six months ended September 30, 2001 and 2000, respectively.

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

Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2001, we issued an aggregate of 27,157 shares of common stock to recruiters for services rendered in prior periods.

The foregoing securities were offered and sold without registration under the Securities Act of 1933 to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under such Act and Regulation D thereunder.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Term Sheet between SVI Solutions, Inc. and Softline Limited dated August 30, 2001.

10.2 Professional Services Agreement between SVI Retail, Inc. and Toys 'R Us dated July 10, 2001. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K

None

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SVI Solutions, Inc.
                                    Registrant

                                    /S/ Barry M. Schechter
                                    --------------------------------------------
                                    Barry M. Schechter
                                    Chief Executive Officer

                                    Signing on behalf of the registrant

                                    /S/ Jackie Tran
                                    --------------------------------------------
                                    Jackie Tran
                                    Acting Chief Financial Officer Signing as
                                    principal accounting officer

Date: November 19, 2001