Form 10-Q
period 2001-12-31
SVI SOLUTIONS INC
filed 2002-02-19
CIK 866535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001 OR

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

Common Stock, $0.0001 Par Value - 39,100,276 shares as of January 31, 2002.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of December 31, 2001
          and March 31, 2001 ................................................. 3

        Condensed Consolidated Statements of Operations for the Three and
          Nine Months Ended December 31, 2001 and 2000.......................  4

        Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended December 31, 2001 and 2000............................  5

        Notes to Condensed Consolidated Financial Statements.................  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 33

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 33

Item 2. Changes in Securities and Use of Proceeds............................ 33

Item 6. Exhibits and Reports on Form 8-K..................................... 33

Signatures .................................................................. 34

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                             SVI SOLUTIONS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share and per share amounts)
                                          (unaudited)

                                                              December 31,         March 31,
                                                                  2001               2001
                                                              -------------      -------------
ASSETS
Current assets:
       Cash and cash equivalents                              $        617       $      1,267
       Accounts receivable, net                                      4,990              3,828
       Income tax refund receivable                                                     1,017
       Other receivables                                               480                286
       Inventories                                                     225                281
       Current portion of non-compete agreements                       917              1,017
       Deferred income tax asset                                       135
       Prepaid expenses and other current assets                       595                315
                                                              -------------      -------------
             Total current assets                                    7,959              8,011

Note receivable, net                                                 7,000              7,000
Property and equipment, net                                            948              1,106
Purchased and capitalized software, net                             18,964             21,310
Goodwill, net                                                       15,981             17,646
Non-compete agreements, net                                          1,814              2,597
Other assets                                                            46                 40
                                                              -------------      -------------

             Total assets                                     $     52,712       $     57,710
                                                              =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                       $      2,167       $      3,225
       Accrued expenses                                              4,249              5,234
       Deferred revenue                                              4,678              1,886
       Line of credit                                                  479                485
       Term loans                                                    7,421
       Demand loans due to stockholders                                916              1,333
       Convertible notes payable due to stockholders                 1,363
       Income tax payable                                               57
                                                              -------------      -------------
             Total current liabilities                              21,330             12,163

Term loans refinanced in May 2001                                                       7,325
Subordinated term loan due to stockholder                           12,257             11,037
Other long-term liabilities                                            122                192
                                                              -------------      -------------

             Total liabilities                                      33,709             30,717
                                                              -------------      -------------
Stockholders' Equity:
       Preferred stock, $.0001 par value; 5,000,000 shares
            authorized; none issued and outstanding
       Common stock, $.0001 par value; 100,000,000 shares
            authorized; 39,048,476 and 37,836,669 shares
            issued and outstanding                                       4                  4
       Additional paid-in capital                                   59,063             57,108
       Treasury stock, at cost; shares- 444,641                     (4,306)            (4,306)
       Accumulated deficit                                         (33,186)           (23,114)
       Accumulated other comprehensive loss                         (2,572)            (2,699)
                                                              -------------      -------------
             Total stockholders' equity                             19,003             26,993
                                                              -------------      -------------

             Total liabilities and stockholders' equity       $     52,712       $     57,710
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

                           SVI SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                                        (unaudited)

                                                    Three Months Ended      Nine Months Ended
                                                       December 31,            December 31,
                                                    2001         2000        2001        2000
                                                  ---------   ---------   ---------   ---------
Net sales                                         $  6,317    $  7,737    $ 22,586    $ 26,730
Cost of sales                                        2,522       3,876       9,220      10,551
                                                  ---------   ---------   ---------   ---------
       Gross profit                                  3,795       3,861      13,366      16,179

Expenses:
   Application development                           2,306       1,305       4,162       4,081
   Depreciation and amortization                     1,674       2,189       5,289       6,511
   Selling, general and administrative               2,021       4,733      10,800      11,985
   Impairment of note receivable received
     in connection with sale of IBIS Systems            --         847          --       2,347
                                                  ---------   ---------   ---------   ---------
       Total expenses                                6,001       9,074      20,251      24,924
                                                  ---------   ---------   ---------   ---------

Loss from operations                                (2,206)     (5,213)     (6,885)     (8,745)
                                                  ---------   ---------   ---------   ---------
Other income (expense):
   Interest income                                       9          60          15         669
   Other income (expense)                              (18)        136         (29)         73
   Interest expense                                   (770)     (1,057)     (2,829)     (2,265)
   Gain (loss) on foreign currency transactions        (24)         16         (14)         15
                                                  ---------   ---------   ---------   ---------
       Total other income (expense)                   (803)       (845)     (2,857)     (1,508)
                                                  ---------   ---------   ---------   ---------

Loss before provision for income taxes              (3,009)     (6,058)     (9,742)    (10,253)

   Provision for income taxes (benefit)                (39)        (61)        330         (61)
                                                  ---------   ---------   ---------   ---------

Net loss                                          $ (2,970)   $ (5,997)   $(10,072)   $(10,192)
                                                  =========   =========   =========   =========

Basic and diluted per share amounts               $  (0.08)   $  (0.17)   $  (0.26)   $  (0.30)
                                                  =========   =========   =========   =========

Weighted-average common shares outstanding          37,942      34,343      38,092      34,002
                                                  =========   =========   =========   =========

                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements.

                           SVI SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands and unaudited)
                                                                        Nine Months Ended
                                                                          December 31,
                                                                        2001        2000
                                                                      ---------   ---------
Cash flows from operating activities:
       Net loss                                                       $(10,072)   $(10,192)
       Adjustments to reconcile net loss to net
       cash used for operating activities:
           Depreciation and amortization                                 5,289       6,511
           Impairment of note receivable received in
             connection with the sale of IBIS Systems Limited                        2,347
           Amortization of debt discount and conversion option             517
           Stock-based compensation                                        487
           Loss on disposal of furniture and equipment                      53           1
           (Gain) loss on foreign currency transactions                     14         (15)
           Changes in deferred taxes                                      (135)       (561)
        Changes in assets and liabilities net of effects from acquisitions:
           Accounts receivable and other receivables                       (64)        (22)
           Inventories                                                      56         124
           Prepaid expenses and other assets                               216        (404)
           Accounts payable and accrued expenses                        (1,955)      1,731
           Accrued interest on stockholders' loans and note payable      2,071         831
           Deferred revenue                                              2,792      (2,306)
           Income tax payable                                               57         733
                                                                      ---------   ---------
Net cash used for operating activities                                    (674)     (1,222)
                                                                      ---------   ---------
Cash flows from investing activities:
       Purchases of furniture and equipment                               (240)       (448)
       Proceeds from disposals of furniture and equipment                    7
       Capitalized software development costs                                       (2,610)
                                                                      ---------   ---------
Net cash used for investing activities                                    (233)     (3,058)
                                                                      ---------   ---------
Cash flows from financing activities:
       Proceeds from issuance of common stock                               16       2,267
       Change in amounts due to stockholders, net                         (475)      9,914
       Proceeds from line of credit                                                  1,101
       Proceeds from convertible notes                                   1,260
       Payments on term loans                                             (559)    (12,892)
                                                                      ---------   ---------
Net cash provided by financing activities                                  242         390
                                                                      ---------   ---------

Effect of exchange rate changes on cash                                     15         (40)
                                                                      ---------   ---------

Net decrease in cash and cash equivalents                                 (650)     (3,930)
Cash and cash equivalents, beginning of period                           1,267       4,838
                                                                      ---------   ---------
Cash and cash equivalents, end of period                              $    617    $    908
                                                                      =========   =========

Supplemental disclosure of cash flow information:
       Interest paid                                                  $    788    $  1,201
       Income taxes paid                                                          $     92

Supplemental schedule of non-cash investing and financing activities:
       Issued 1,193,837 shares of common stock as payments
       for bonuses and services                                       $   955

                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements.

                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all the periods presented have been made.

Certain amounts in the prior periods have been reclassified to conform to the presentation for the three months and nine months ended December 31, 2001. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in Form 10-K (as amended) of SVI Solutions, Inc. (the "Company") for the year ended March 31, 2001.

The Company's condensed consolidated financial statements have been prepared using certain assumptions, including those that support the recoverability of intangible assets and goodwill and the fair value of the collateral for the Company's note receivable.

The results of operations for the three months and nine months ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

BUSINESS CONDITIONS - MANAGEMENT'S PLAN TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $10.1 million for the nine months ended December 31, 2001. The Company incurred net losses of $28.9 million and $4.1 million from operations for the years ended March 31, 2001 and 2000, respectively.

In addition, as of December 31, 2001, the Company's balance sheet reflects negative working capital of $13.4 million. The Company has a substantial amount of debt, including $7.4 million due to Union Bank of California, N.A. (the "Bank"), $12.3 million due to Softline Limited ("Softline"), a South African company whose shares trade on the Johannesburg Stock Exchange and which owns 48.8% of the Company's common shares as of January 31, 2002, and $2.3 million due on demand to other stockholders. The Company experienced significant strains on its cash resources during the nine months ended December 31, 2001 and during the year ended March 31, 2001, and had difficulty meeting its current obligations, including interest payments on indebtedness and lease payments due on its San Diego and Irvine facilities. In April 2001, the Company received a demand under its guarantee of its Australian subsidiary's $0.5 million line of credit. The line of credit is secured by substantially all of the assets of the Australian subsidiary. During the nine months ended December 31, 2001, the Company's net sales declined by 16% compared to the nine months ended December 31, 2000, principally due to declines in sales in its Australian subsidiary, and the inclusion in the prior period of $1.9 million in revenue from a one-time sale of certain technology rights. The Company has also experienced a reduction in sales of its high margin application software licenses in its U.S., U.K. and Australian operations. The Company believes the reductions in net sales during the nine months ended December 31, 2001 were due to an economic slowdown in the U.S., U.K. and Australia, and a resulting lengthening of the overall sales cycle. The Company was dependent on one customer for 45% of its net sales in the nine months ended December 31, 2001. The Company needs to generate additional sales and revenue to return to profitability and to achieve positive cash flow.

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

In October 2001, the Company also took aggressive steps designed to improve sales of new application software licenses, and to streamline its operations around services to our existing customers. These steps included a restructuring and repositioning of the sales force to better focus on the historical markets of the Company's retail enterprise solution and its retail store solution. This strategy has permitted the Company to reduce its overhead expenses, while allowing the Company to target those markets most likely to result in sales in the current economic climate. The Company's newly focused sales force has also begun aggressively marketing individual modules within the Company's application suites.

During early July 2001, the Company renegotiated its term loan facility with the Bank (see Note B). Management is now actively seeking additional financing to provide needed working capital for operations and to reduce its overall debt burden.

In August 2001, the Company entered into a binding term sheet with Softline to repay its subordinated note and issue new Series A Convertible securities in exchange for SVI common shares held by Softline. The terms of the agreement were amended in December 2001. Under the terms of the agreement as amended, the Company will repay the existing subordinated note to Softline by transferring the note receivable for the sale of IBIS Systems Limited (the "IBIS Note"), and by issuing $5.3 million in Series A Convertible securities. The Company will also issue $8.8 million in new Series A Convertible securities in exchange for 10,700,000 SVI common shares held by Softline. The transaction remains subject to compliance with listing requirements of the American Stock Exchange and the Johannesburg Stock Exchange. The proposed transaction, if consummated, would substantially reduce the Company's indebtedness, and, the Company believes, would put it in a better position to raise capital from third parties. In connection with the negotiations leading up to the term sheet with Softline, the Company terminated negotiations with Shmulik Stein International Investments concerning a recapitalization transaction with that company and Softline.

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

Note B - TERM LOANS

UNION BANK OF CALIFORNIA, N.A.

On June 29, 2001, the Company's term loan with Union Bank of California, N.A. (the "Bank") was amended. Under the amendment, the Bank extended the maturity date to May 1, 2002. As a result, the loan was classified as current liability at December 31, 2001 and long-term liability at March 31, 2001. The amendment also provides for the Company, at its option, to receive a further extension of six months (i.e., until November 1, 2002), subject to certain conditions that must be satisfied by the Company as outlined in the amendment. The Company was required to make an initial $210,000 principal payment in August 2001, and monthly principal payments of $50,000 beginning October 1, 2001. The Bank agreed to extend the due dates for the principal payments, and the $410,000 in principal then accrued was paid in January 2002. The Company is required to use any proceeds from equity financings in excess of $6 million to reduce principal under the Bank loan. Interest on the term loan accrues and is payable monthly at a rate per annum equal to the Bank's reference rate plus five percentage points (increased by an additional two percentage points for late payments). The agreement includes covenants regarding the Company maintaining and achieving certain financial criteria. The bank waived compliance with certain financial covenants for the second and third quarters of fiscal 2002, and the Company was otherwise in compliance with covenants at December 31, 2001. The Company must also pay the Bank a financing fee of $200,000 at the maturity of the one year extension. However, if the Company repays all amounts due under the term loan prior to the initial one year maturity date of May 1, 2002, the Bank will waive the financing fee. The loan agreement contains limitations on acquisitions, investments and other borrowings. As of December 31, 2001, the financing fee was accrued and being amortized over the ten-month period.

The entire amount owed to the Bank is secured by the Company's assets and stock of its U.S. retail and training products subsidiaries, and 65% of the stock of the Company's Australian subsidiary.

SOFTLINE LIMITED

Effective June 30, 2001, the terms of the Company's subordinated term loan ("Softline Loan") from Softline Limited ("Softline"), then the Company's majority stockholder, were amended and restated. The restated Softline Loan is in the original principal amount of $11.4 million, which includes accrued interest on the original $10 million obligation, and will accrue interest going forward at 14% per annum. All unpaid principal and interest is due May 1, 2003, unless the Bank term loan is not extended to November 1, 2002, in which case the Softline Loan will be due and payable on November 1, 2002. The Softline Loan is subordinate to the Bank indebtedness, and the Company is not required or permitted to make any payments of principal or interest under the Softline Loan so long as the Bank indebtedness is outstanding. Softline agreed to subordinate the Softline Loan to the convertible notes sold during the quarter ended June 30, 2001 (see Note C).

NATIONAL AUSTRALIA BANK LIMITED

The Company's wholly-owned Australian subsidiary maintains an AUS$1.0 million (approximately US$0.5 million) line of credit facility with National Australia Bank Limited. The facility is secured by substantially all of the assets of the Australian subsidiary, and the Company has guaranteed all amounts owing on the facility. The facility became due in February of each year, but has been renewed annually. In April 2001, the Company received a formal demand under its guarantee for the full amount then alleged by the bank to be due under the facility. The current balance on this facility is AUS$0.9 million (US$0.4 million). The debt to National Australia Bank is proposed to be assumed as part of a transaction to sell certain assets of the Australian subsidiary (see Note
H). The Australian subsidiary has received a judgement in its favor in the amount of AUS$1.1 million (US$0.6 million). The defendant in the action has deposited the full amount of the judgment with the court, where it is being held pending an appeal. The subsidiary is obligated to provide additional information by March 13, 2002, prior to the finalization of the appeal process. In the event the debt to National Australian Bank is not assumed by a third party, the Company intends to use the proceeds from this judgement to settle the matter with National Australia Bank. However, the Company may not prevail on the appeal, and even if the appeal is resolved in the Company's favor, National Australia Bank may attempt to take action adverse to the Company prior to such resolution. If National Australia Bank is able to demonstrate that it has the right to call the full amount of the facility due, and if the Company is not able to obtain a third party assumption of the debt, negotiate a settlement with the bank or otherwise discharge the indebtedness, National Australia Bank could take control of substantially all of the assets of the Australian subsidiary, and could hold the Company responsible under its guarantee for any and all unsatisfied amounts under the facility.

NOTE C - CONVERTIBLE NOTES

During the quarter ended June 30, 2001, the Company issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to an existing stockholder. The notes were due August 30, 2001, and require interest at the rate of 12% per annum to be paid at maturity. Any portion of the unpaid amount of principal and interest is convertible at any time by the investors into common shares at a conversion price of $1.35 per share. The notes have not been paid or converted at December 31, 2001. The interest rate increased to 17% per annum on August 30, 2001 as a result of non-payment on the maturity date.

The Company issued to the investors three-year warrants to purchase 250 common shares for each $1,000 in notes purchased, at an exercise price of $1.50 per share. The Company also agreed to register with the SEC any shares that may be issued upon conversion of the notes or exercise of the warrants. The Company obtained an agreement from Softline subordinating its obligation to Softline to the convertible notes. The Company recognized $517,000 in expenses related to the fair value of the warrants and the intrinsic value of the conversion option associated with these notes, which is being amortized over the life of the notes. The Company recognized $517,000 of such expense during the nine months ended December 31, 2001.

Note D - REPORTING COMPREHENSIVE LOSS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying comprehensive income and its components. As required by SFAS 130, the Company displays the accumulated balance of other comprehensive loss separately in the equity section of the consolidated balance sheets. Total comprehensive loss, which is comprised of net loss and other comprehensive loss, amounted to approximately $2.8 million and $5.9 million for the quarters ended December 31, 2001 and 2000, respectively, and $9.9 million and $10.2 million for the nine months ended December 31, 2001 and 2000, respectively. Other comprehensive income (loss) consisted of foreign currency translation effect of approximately $159,000 and $58,000 for the quarters ended December 31, 2001 and 2000, respectively and $127,000 and ($12,000) for the nine months ended December 31, 2001 and 2000 respectively.

Note E - EARNINGS (LOSS) PER SHARE

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that are issuable upon exercise of outstanding stock options. Common stock equivalents were 101,274 and 870,830 for the quarters ended December 31, 2001 and 2000, respectively, and 221,163 and 1,390,849 for the nine months ended December 31, 2001 and 2000, respectively.

Options with the exercise prices greater than the average market prices of the common stock during the periods were not included in the computation of diluted EPS because the effect would be anti-dilutive. Options not included in the computation of diluted EPS were 7,736,742 and 1,399,640 for the quarters ended December 31, 2001 and 2000, respectively, and 7,110,822 and 969,093 for the nine months ended December 31, 2001 and 2000, respectively.

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

                                       Three Months Ended         Nine Months Ended
                                          December 31,               December 31,
                                       2001         2000          2001         2000
                                    ----------   ----------    ----------   ----------
         Revenues:
              United States         $   5,256    $   5,639     $  18,363    $  20,441
              Australia                   571        1,505         2,110        4,657
              United Kingdom              490          593         2,113        1,632
                                    ----------   ----------    ----------   ----------
                  Total revenues    $   6,317    $   7,737     $  22,586    $  26,730
                                    ==========   ==========    ==========   ==========

For the three months ended December 31, 2001 and 2000, sales to one customer, Toys "R" Us, accounted for 42% and 50% of total consolidated revenue.

For the nine months ended December 31, 2001 and 2000, sales to Toys "R" Us accounted for 45% and 34% of total consolidated revenue, respectively.

Trade receivables from one customer, Toys "R" Us, accounted for 20% and 26% of total consolidated receivables at December 31, 2001 and March 31, 2001, respectively. Deferred revenue from this customer accounted for 33% and 27% of total consolidated deferred revenue at December 31, 2001 and March 31, 2001, respectively.

Note G - RELATED PARTIES

In July 2001, the Company relocated its principal executive offices to an approximately 13,000 square foot premises in Carlsbad, California. The premises were at the time owned by an affiliate of Thomas A. Dorosewicz, the Company's former Chief Executive Officer, but were subsequently sold to an unrelated third party. Currently, monthly rental is in the approximate amount of $14,000.

Note H - AGREEMENT TO SELL AUSTRALIAN SUBSIDIARY ASSETS

In December 2001, the Company entered into an agreement to sell the goodwill and certain assets of its Australian retail software subsidiary to an Australian company affiliated with former management of such subsidiary. The assets include substantially all of the assets, including an AUS$1.1 million (US$0.6 million) judgement in favor of the subsidiary (see Note B). As part of the agreement, the buyer also agreed to assume the debt to National Australia Bank (see Note B). The agreement requires the approval of National Australia Bank, which has not been obtained. As of February 19, 2002, the economic terms of the sale are being renegotiated among the Company, National Australia Bank and the buyer. There can be no assurance that the parties will agree to renegotiated economic terms or that the transaction will ultimately be consummated.

Note I - COMMON STOCK

In October 2001, the Company entered into a one-year agreement with a consultant for investor and public relation services, which required the Company to issue 464,000 restricted shares of its common stock and a monthly fee of 3,000 shares. The agreement was terminated in November 2001. As a result, the Company issued 467,000 shares at the fair value of $0.72 per share, of which 382,215 shares are to be returned and canceled. The Company also granted 83,333 warrants to purchase its common stock exercisable on or before October 12, 2003 at the price of $1.00 per share.

In November 2001, the Company entered into a one-year agreement with a consultant for management consulting and investor and public relations services. Under this agreement, the Company is required to pay a $15,000 engagement fee, to issue 550,000 restricted shares of its common stock at the fair value of $0.89 per share and to grant 500,000 warrants to purchase its common stock exercisable on or before November 10, 2004 at the price of $1.00 per share. The fair value of the shares and warrants is being amortized over a twelve-month period.

Note J - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. The Company has not determined the effect SFAS No. 143 will have on its consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends ABB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its consolidated financial statements.

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

We currently derive the majority of our revenues from the sale of application software licenses and the provision of related professional and support services. Application software license fees are dependent upon the sales volume of our customers, the number of users of the application(s), and/or the number of locations in which the customer plans to install and utilize the application(s). As the customer grows in sales volume, adds additional users and/or adds additional locations, we charge additional license fees. We typically charge for support, maintenance and software updates on an annual basis pursuant to renewable maintenance contracts. We typically charge for professional services including consulting, implementation and project management services on an hourly basis. Our sales cycles for new license sales historically ranged from three to twelve months, but we experienced a lengthening in sales cycles during the 2001 fiscal year into the first nine months of fiscal 2002. We believe the recent lengthening in sales cycles is due to economic conditions in the US, UK and Australia and world events. Our long sales cycles have in the past caused our revenues to fluctuate significantly from period to period. The reduction of new license sales and the lengthening of our sales cycles in the first nine months of fiscal 2002 caused the revenues of our Australian subsidiary to decrease substantially and our sales mix in the US and the UK to shift to lower margin services.

RECENT DEVELOPMENTS

We negotiated an extension of our senior bank lending facility to May 1, 2002. The Bank agreed to extend the due date for a total of $410,000 in principal payments due during the second and third quarters of fiscal 2002, which amounts were paid in January 2002, and to extend certain principal and interest payments due during January and February 2002. The bank also waived compliance with certain financial covenants for the second and third quarter of fiscal 2002. See "Liquidity and Capital Resources -Indebtedness -- Union Bank" below. We also negotiated an extension of the due date of our $12.3 million indebtedness to our majority stockholder to November 1, 2002, and a further extension to May 1, 2003 if Union Bank extends our term loan. See "Liquidity and Capital Resources -- Indebtedness -- Softline" below.

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

In July 2001, we relocated our principal executive offices to an approximately 13,000 square foot premises in Carlsbad, California. The premises were owned by an affiliate of Thomas A. Dorosewicz, our former Chief Executive Officer, but were subsequently sold to an unrelated third party. Current monthly rental is in the approximate amount of $14,000 per month.

In August 2001, we entered into a binding term sheet with Softline to repay our subordinated note to Softline and to issue new Series A Convertible securities in exchange for SVI common shares held by Softline. The terms of the agreement were amended in December 2001. Under the terms of the agreement as amended, we will repay the existing subordinated note to Softline by transferring to Softline our note received in connection with the sale of IBIS Systems Limited, and by issuing $5.3 million in Series A Convertible securities. The Company will also issue $8.8 million in new Series A Convertible securities in exchange for 10,700,000 SVI common shares held by Softline. The transaction remains subject to compliance with listing requirements of The American Stock Exchange and the Johannesburg Stock Exchange. For further details on the terms of this agreement and a description of the Series A Convertible securities, see "Liquidity and Capital Resources --Indebtedness -- Softline" below.

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

We have refocused the company into three strategic business units lead by experienced managers reporting to the Chief Executive Officer. The units are Education, led by Arthur M. Klitofsky; Merchandise Management Solutions led by Coleen Mc Nally; and Store Solutions led by Graham Brown. We also added Randy Pagnotta, an experienced Vice President of Sales, to the team.

In December 2001, we entered into an agreement to sell the goodwill and certain assets of our Australian retail software subsidiary to an Australian company affiliated with former management of such subsidiary. The assets include substantially all of the assets, including an AUS$1.1 million (US$0.6 million) judgement in favor of the subsidiary.. As part of the agreement, the buyer also agreed to assume the debt to National Australia Bank. The agreement requires the approval of National Australia Bank, which has not been obtained. As of February 19, 2002, the economic terms of the sale are under renegotiation among the Company, National Australia Bank and the buyer. There can be no assurance that the parties will agree to renegotiated economic terms or that the transaction will ultimately be consummated. For a further details on the National Australia Bank loan and the judgment in favor of the Australian subsidiary, see "Liquidity and Capital Resources -- Indebtedness -- National Australia Bank" below.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                               THREE MONTHS ENDED DECEMBER 31,
                                      ----------------------------------------------
                                                2001                   2000
                                      ----------------------  ----------------------
                                                  PERCENTAGE              PERCENTAGE
                                        AMOUNT    OF REVENUE    AMOUNT    OF REVENUE
                                      ----------  ----------  ----------  ----------
Net sales                             $   6,317        100%   $   7,737        100%
Cost of sales                             2,522         40%       3,876         50%
                                      ----------  ----------  ----------  ----------
     Gross profit                         3,795         60%       3,861         50%

Application development expense           2,306         37%       1,305         17%
Selling, general and
   administration expenses                2,021         32%       4,733         61%
Other income (expense), net                 (42)         0%         152          2%
                                      ----------  ----------  ----------  ----------
   Loss before interest
      expense, provision for income
      taxes, depreciation and
      amortization                         (574)        -9%      (2,025)       -26%

Depreciation and amortization            (1,674)       -26%      (2,189)       -28%
Impairment of note receivable                                      (847)       -11%
Net interest expense                       (761)       -12%        (997)       -13%
Income tax benefit                           39          0%          61          0%
                                      ----------  ----------  ----------  ----------

       Net loss                          (2,970)       -47%      (5,997)       -78%
                                      ==========  ==========  ==========  ==========

                                               NINE MONTHS ENDED DECEMBER 31,
                                      ----------------------------------------------
                                                2001                   2000
                                      ----------------------  ----------------------
                                                  PERCENTAGE              PERCENTAGE
                                        AMOUNT    OF REVENUE    AMOUNT    OF REVENUE
                                      ----------  ----------  ----------  ----------
Net sales                             $  22,586        100%   $  26,730        100%
Cost of sales                             9,220         41%      10,551         39%
                                      ----------  ----------  ----------  ----------
     Gross profit                        13,366         59%      16,179         61%

Application development expense           4,162         18%       4,081         15%
Selling, general and
   administration expenses               10,800         48%      11,985         45%
Other income (expense), net                 (43)         0%          88          0%
                                      ----------  ----------  ----------  ----------
   Income (loss) before interest
      expense, provision for income
      taxes, depreciation and
      amortization                       (1,639)        -7%         201          1%

Depreciation and amortization            (5,289)       -23%      (6,511)       -24%
Impairment of note receivable                                    (2,347)        -9%
Net interest expense                     (2,814)       -13%      (1,596)        -6%
Income tax benefit (expense)               (330)        -1%          61          0%
                                      ----------  ----------  ----------  ----------

       Net loss                         (10,072)       -44%     (10,192)       -38%
                                      ==========  ==========  ==========  ==========

Comparison of Quarters Ended December 31, 2001 and 2000.

Net Sales

Net sales decreased by $1.4 million, or 18%, to $6.3 million in the three months ended December 31, 2001 from $7.7 million in the three months ended December 31, 2000. The decrease consisted of $0.9 million decrease in revenues from Australia operations and $0.5 million decrease in revenues from US and UK operations.

In July 2001, we entered into an agreement to expand our current professional services activities with Toys "R" Us significantly through September 2003.

An economic slowdown in the US, UK and Australia, the terrorist attacks of September 11, 2001 and the resulting ongoing hostilities in the world appear to have delayed or otherwise affected our customers' decision processes, and lengthened our related sales cycles. As a result, sales of new application software licenses remained below expectations during the quarter ended December 31, 2001. In addition, our financial condition may have interfered with our ability to sell new application software licenses, as implementation of our applications generally requires extensive future services and support, and some potential customers have expressed concern about our financial ability to provide these ongoing services and have therefore deferred buying decisions. We believe that our level of continuing service to our existing customers and the recent increased commitment of many of these customers to application upgrades and additional services demonstrate our ability to continue to serve existing and new customers. Significant sales growth may however depend in part on our ability to improve our financial condition.

In October 2001, we took aggressive steps designed to improve sales of new application software licenses, and to streamline our operations around services to our existing customers. These steps included a restructuring and repositioning of the sales force to better focus on the historical markets of our retail enterprise solution and our retail store solution. This strategy has permitted us to reduce overhead expenses, while allowing us to target those markets most likely to result in sales in the current economic climate. Our newly focused sales force has also begun aggressively marketing individual modules within our suites. These modules have been improved through modification services performed for existing customers, and may now be marketed as separate applications to new customers. These modules are suited to those potential customers looking for incremental upgrades to their systems at a substantially lower cost, and with a substantially reduced implementation commitment, than an upgrade to our full suite would require. We intend to add additional sales personnel at such time as the economic climate and market for our products permits.

Cost of Sales/Gross Profit

Cost of sales decreased by $1.4 million, or 36%, to $2.5 million in the quarter ended December 31, 2001 from $3.9 million in the quarter ended December 31, 2000. Gross profit as a percentage of net sales increased to 60% in the quarter ended December 31, 2001 from 50% in the prior comparative period. The decrease in cost of sales and the increase in gross profit as a percentage of net sales were due to decreased low-margin hardware and services revenues.

Application Development Expense

Application development expense increased by $1 million, or 77%, to $2.3 million in the quarter ended December 31, 2001 from $1.3 million in the quarter ended December 31, 2000. The increase is due to the development of new modules of our technology which will be released during the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. Cost of sales for the quarter ended December 31, 2001 included $0.7 million in costs associated with the development or modification of modules for Toys "R" Us. These costs are neither capitalized nor included in application technology development expense, but we consider them to be part of our overall application technology development program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $2.7 million, or 57%, to $2 million in the three months ended December 31, 2001 from $4.7 million in the three months ended December 31, 2000. Selling, general and administrative expenses for the quarter ended December 31, 2001 decreased by $2.3 million, or 53%, over selling, general and administrative expenses for the quarter ended September 30, 2001. The decrease was primarily related to the personnel reduction of 20% in October 2001 and cost control.

Loss From Operations/EBITDA

Loss from operations, which included depreciation and amortization expense, was $2.2 million for the quarter ended December 31, 2001, compared to loss from operations of $5.2 million for the quarter ended December 31, 2000. Loss from operations in the prior comparative period included a $0.8 million impairment of our note received in connection with the sale of IBIS Systems Limited. EBITDA (earnings before interest, provision for income taxes, depreciation and amortization) was a loss of $0.6 million for the quarter ended December 31, 2001 compared to a loss of $2 million for the quarter ended December 31, 2000. The EBIDTA loss in the current quarter included $0.5 million in severance payments resulting from personnel reductions during such quarter.

Depreciation and Amortization

Depreciation and amortization decreased by $0.5 million, or 23%, to $1.7 million in the quarter ended December 31, 2001 from $2.2 million in the quarter ended December 31, 2000. The decrease reflected the reduction in the base amounts of goodwill and capitalized software assets resulting from the recognition of impairments of those assets in the fourth quarter of fiscal 2001.

Net Interest Expense

Net interest expense consists of our interest expense less our interest income, and decreased by $0.2 million, or 20%, to $0.8 million in the quarter ended December 31, 2001 from $1 million in the quarter ended December 31, 2000. The decrease is due to the decrease in the Union Bank's reference rate.

Comparison of Nine Months Ended December 31, 2001 and December 31, 2000

Net Sales

Net sales decreased by $4.1 million, or 15%, to $22.6 million in the nine months ended December 31, 2001 from $26.7 million in the nine months ended December 31, 2000. The following factors contributed to the net decrease:

         o Revenue from our Australian subsidiary decreased by $2.5 million. This decrease was due to the slowdown in Australian sales and services.
         o Revenue from our U.S. and U.K. operations increased by $0.4 million due to increased sales of professional and modification services.
         o Inclusion of $1.9 million in revenue from a one-time sale of certain technology rights during fiscal 2000 received and recognized in the quarter ended June 30, 2000.

Cost of Sales/Gross Profit

Cost of sales was decreased by $1.4 million, or 13%, to $9.2 million in the nine months ended December 31, 2001 from $10.6 million in the nine months ended December 31, 2000. Gross profit as a percentage of net sales decreased to 59% in the nine months ended December 31, 2001 from 61% in the prior comparative period. The decrease in cost of sales and the increase in gross profit as a percentage of net sales were due principally to the inclusion in the prior comparative period of a one-time sale of certain technology rights with an insignificant cost component.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.2 million, or 10%, to $10.8 million in the nine months ended December 31, 2001 from $12 million in the nine months ended December 31, 2000. The decrease was primarily related to the personnel reduction of 20% which occurred in October 2001.

Loss From Operations/EBITDA

Loss from operations, which included depreciation and amortization expense, was $6.9 million for the nine months ended December 31, 2001, compared to a loss from operations of $8.7 million for the nine months ended December 31, 2000. Loss from operations in the prior period included $1.9 million revenue from a one-time sale of certain technology rights and a $2.3 million impairment of our note received in connection with the sale of IBIS.

EBITDA (earnings before interest, provision for income taxes, depreciation and amortization) was a loss of $1.6 million for the nine months ended December 31, 2001 compared to positive EBITDA of $0.2 million for the nine months ended December 31, 2000. EBITDA for the prior period included $1.9 million received and recognized in the quarter ended June 30, 2000 from a one-time sale of certain technology rights during fiscal 2000. EBITDA loss in the current nine month period included $0.5 million in stock based compensation and $0.5 million in severance payments resulting from personnel reductions.

Net Interest Expense

Net interest expense increased by $1.2 million, or 76%, to $2.8 million in the nine months ended December 31, 2001 from $1.6 million in the nine months ended December 31, 2000. The increase is due to $0.5 million amortization of debt discount and conversion option recorded in connection with convertible notes sold to entities related to ICM, an increase in accrued interest on the Softline note acquired in July 2000 and the cessation of interest accrual on our note receivable from the sale of IBIS.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the nine months ended December 31, 2001, we financed our operations using internally generated cash and proceeds from the sale of convertible notes. At December 31, 2001, we had cash of $0.6 million, a decrease of $0.7 million compared to cash of $1.3 million at March 31, 2001.

Operating activities used cash of $0.7 million in the nine months ended December 31, 2001 and $1.2 million in the nine months ended December 31, 2000. Cash used for operating activities in the nine months ended December 31, 2001 resulted from $10.1 million of net losses and a $2.0 million decrease in accounts payable and accrued expenses; offset in part by $5.3 million of non-cash depreciation and amortization, $0.5 million of non-cash amortization of debt discount and conversion option, $0.5 million of stock-based compensation expense, $2.1 million increase in accrued interest on notes payable and $2.8 million increase in deferred revenue.

Investing activities used cash of $0.2 million in the nine months ended December 31, 2001 and $3.1 million in the nine months ended December 31, 2000. Cash used for investing activities in the first nine months of fiscal 2002 consisted of purchases of furniture and equipment.

Financing activities provided cash of $0.2 million in the nine months ended December 31, 2001 and $0.4 million in the nine months ended December 31, 2000. The fiscal 2002 financing activities included $1.3 million of proceeds from bridge loans; offset in part by $0.5 million of payments on stockholder loans and $0.6 million of payments on our term loan.

Accounts receivable increased to $5 million at December 31, 2001 from $3.8 million at March 31, 2001. The increase was due to $2.5 million billings for maintenance services in December 2001, offset in part by a $0.8 million decrease in accrued receivables for completed application modification service contracts.

Deferred revenue increased to $4.7 million at December 31, 2001 from $1.9 million at March 31, 2001. The increase was primarily due to $2.5 million billings for maintenance services in December 2001 and an increase in prepaid modification and professional services revenues.

INDEBTEDNESS

UNION BANK

We began negotiations with Union Bank of California, N.A., in the fourth quarter of fiscal 2001 to extend the maturity date of our term loan, renegotiate payment terms, and potentially release collateral to allow other financing transactions. Union Bank agreed to extend the maturity date of the then existing agreement while those negotiations were ongoing. On June 29, 2001, we entered into an amended and restated loan agreement with respect to the $7.4 million owing under the former agreement. The maturity date under the restated agreement is May 1, 2002, but that date may be extended to November 1, 2002 if we satisfy certain conditions. We are required to pay monthly interest at 5% over the bank reference rate, increased to 7% for late payments of principal and interest. We were required to make an initial $210,000 principal payment in August 2001, and monthly principal payments of $50,000 beginning October 1, 2001. The bank agreed to extend the due dates for the principal payments, and the $410,000 in principal then accrued was paid in January 2002. We are required to use any proceeds in excess of $6 million we receive from private equity placements to reduce principal under the loan. We are also prohibited from making any payments on certain subordinated obligations, including the Softline note and the ICM convertible notes. Finally, we must apply all of the proceeds from a sale of Integrity shares which secure our note receivable toward the principal balance. The restated agreement also contains limitations on acquisitions, investments and other borrowings.

We agreed to pay the bank a loan restructuring fee of $200,000, due May 1, 2002, but the fee will be waived if we discharge the loan before May 1, 2002 (or if the maturity date is extended, $150,000 on May 1, 2002 and $50,000 on November 1, 2002). We are also required to reimburse the bank for certain other expenses incurred during the term of the loan. As of December 31, 2001, the financing fee was accrued and being amortized over the ten-month period.

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

In August 2001, we entered into a binding term sheet with Softline to repay our subordinated note to Softline and to issue new Series A Convertible securities in exchange for SVI common shares held by Softline. Under the terms of the agreement as amended, we will repay the existing subordinated note to Softline by transferring to Softline our note received in connection with the sale of IBIS, and by issuing $5.3 million in Series A Convertible securities. We will also issue $8.8 million in new Series A Convertible securities in exchange for 10,700,000 SVI common shares held by Softline. We agreed to grant Softline certain demand and company registration rights for the common shares obtainable upon conversion of the Series A Preferred securities. Softline agreed to grant us a right of first refusal to acquire any shares Softline proposes to sell in private sales to third parties.

The transaction remains subject to compliance with listing requirements of The American Stock Exchange and the Johannesburg Stock Exchange.

The Series A Convertible Preferred securities will have the following terms:

Par Value:                          Aggregate of $14.1 million.

Dividend:                           7% return is cumulative and accrues on a
                                    semiannual basis from the date of issue.

Date of Maturity:                   December 31, 2006

Redemption at Maturity:             If the Convertible Preferred has not been
                                    called by us or converted into common shares by Softline prior to maturity, the Convertible Preferred will be redeemed at par plus accrued and unpaid semiannual payments for SVI common shares at a 5% discount to the 10-day average closing price prior to the date of maturity.

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

Conversion Feature:                 The Convertible Preferred will be
                                    convertible in whole or in part at any time at the option of Softline into SVI common shares, initially at a conversion price of $0.80 per share. The conversion price will increase at an annual rate of 3.5% calculated on a semiannual basis.

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

NATIONAL AUSTRALIA BANK LIMITED

Our Australian subsidiary maintains an AUS$1,000,000 (approximately US$510,000) line of credit facility with National Australia Bank Limited. The facility is secured by substantially all of the assets of our Australian subsidiary, and we have guaranteed all amounts owing on the facility. The facility became due in February of each year, but has been renewed annually. In April 2001, we received a formal demand under our guarantee for the full amount then alleged by the bank to be due under the facility. The current balance on this facility is AUS$936,000 (US$479,000). The debt to National Australia Bank is proposed to be Assumed as part of a transaction to sell certain assets of the Australian subsidiary. See "Recent Developments" above. Our Australian subsidiary has received a judgement in its favor in the amount of AUS$1,100,000 (US$563,000). The defendant in the action has deposited the full amount of the judgment with the court, where it is being held pending an appeal. The subsidiary is obligated to provide additional information by March 13, prior to the finalization of the appeal process. In the event the debt to National Australia Bank is not assumed by a third party, we intend to use the proceeds from this judgement to settle the matter with National Australia Bank. However, we may not prevail on the appeal, and even if the appeal is resolved in our favor, National Australia Bank may attempt to take action adverse to us prior to such resolution. If National Australia Bank is able to demonstrate that it has the right to call the full amount of the facility due, and if we are not able to obtain a third party assumption of the debt, negotiate a settlement with the bank or otherwise discharge the indebtedness, National Australia Bank could take control of substantially all of the assets of our Australian subsidiary, and could hold us responsible under our guarantee forany and all unsatisfied amounts under the facility.

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

CASH POSITION AND NEED FOR CAPITAL

In order to manage our cash resources, we reduced our staff by 20% in October 2001. We have also extended payment terms with many of our trade creditors wherever possible, and we have diligently focused our collection efforts on our accounts receivable. We had negative working capital of $13.4 million at December 31, 2001, a decrease of $9.2 million from negative working capital of $4.2 million at March 31, 2001. The decrease in working capital reflected our bank term loan becoming a current liability, the increase in deferred revenue, and cash used for operating activities.

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

Management has been actively engaged in attempts to resolve our liquidity problems. The proposed recapitalization transaction with Softline, if consummated, would substantially reduce our indebtedness and we believe put us in a better position to raise capital from third parties. The proposed sale of our Australian subsidiary would eliminate our indebtedness to National Australian Bank and future cash losses from operations from such subsidiary. We are actively seeking a private equity placement to provide needed working capital for repayment of indebtedness and to begin to discharge aged payables. We have no binding commitments for funding at this time. Financing may not be available on terms and conditions acceptable to us, or at all. Failure to obtain the required funding would place further strains on our working capital resources.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note J to the Financial Statements in Item 1 above for a description of recent accounting pronouncements.

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

WE INCURRED LOSSES IN THE FIRST NINE MONTHS OF FISCAL 2002 AND IN THE FISCAL YEARS 2001 AND 2000.

We incurred a loss of $10.1 million in the first nine months of fiscal 2002. We incurred losses of $28.9 million and $4.1 million in the fiscal years ended March 31, 2001 and 2000. Our recent losses have been due principally to reduced sales of new application software licenses and the consequent change in sales mix toward lower margin services, and an overall decline in our Australian operations. Prior period losses have included substantial impairments of assets. We will need to generate additional revenue to achieve profitability in future periods. Failure to achieve profitability, or maintain profitability if achieved, may have a material adverse effect on our business and stock price.

WE HAVE NEGATIVE WORKING CAPITAL, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

At December 31, 2001, we had negative working capital of $13.4 million. We have had difficulty meeting operating expenses, including interest payments on debt, payroll expenses, lease payments and supplier obligations. We have extended payment terms with our trade creditors wherever possible.

OUR NET SALES HAVE DECLINED. WE EXPERIENCED A SUBSTANTIAL DECREASE IN APPLICATION SOFTWARE LICENSE SALES AND WE DO NOT KNOW WHEN OR IF THIS TREND WILL REVERSE.

Our net sales decreased by 18% in the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000, and 10% in the fiscal year ended March 31, 2001 compared to the fiscal year ended March 31, 2000. This decrease in net sales reflected a substantial decrease in new application software license sales, which we believe was initially due in large part to inadequate staffing of our sales force, and more recently has been due to the economic downturn and world events. We do not know when or if sales of new application software licenses will increase.

OUR SALES CYCLES ARE LONG AND LENGTHENED IN RECENT QUARTERS. THIS MAKES IT DIFFICULT FOR US TO PREDICT REVENUES AND BUDGET EXPENSES.

The length of our sales cycles results in fluctuations in our operating results. Our sales cycles vary substantially from customer to customer. Our sales cycles historically ranged from three to twelve months, but we experienced an overall lengthening in sales cycles during the 2001 fiscal year which was continued into the first nine months of fiscal 2002. Our sales cycles may remain extended in future periods and adversely affect our business, financial condition and results of operations.

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

THE VALUE OF A LARGE NOTE RECEIVABLE DEPENDS ON THE VALUE OF ITS COLLATERAL, WHICH CONSISTS OF MINORITY OWNERSHIP IN A U.K. COMPANY.

Our December 31, 2001 balance sheet includes a $7.0 million note receivable. This note is secured by 1,536,000 shares (approximately 11%) of the outstanding common stock of Integrity Software, Inc. We do not believe the obligor under the note has significant assets other than the Integrity shares securing the note. The obligor is an entity affiliated with Integrity, and its ability to sell the Integrity shares to repay the note is limited by law and by market conditions. Our ability to sell the Integrity shares upon foreclosure of the note may be similarly limited.

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

In April 2001 we received a demand under our guarantee of our Australian subsidiary's AUS$1 million (approximately US$510,000) line of credit for the full amount owed (as of December 31, 2001, US$479,000). The line of credit is secured by substantially all of the assets of our Australian subsidiary. We have been negotiating with the lender, National Australia Bank Limited, to resolve the situation, and we are negotiating to transfer this obligation to a third party in connection with a proposed sale of certain assets of the Australian subsidiary. If we are unable to resolve this matter, the Bank could take control of substantially all of the assets of our Australian subsidiary, and we could be held responsible under our guarantee for any amounts which remained unsatisfied. Our Australian subsidiary contributed approximately $5.0 million of our consolidated net sales during fiscal 2001, but incurred a net loss of $5.0 million and had total assets of $3.4 million at March 31, 2001. See "Liquidity and Capital Resources -- Indebtedness -- National Australia Bank" above.

FLUCTUATIONS IN INTEREST RATES COULD INCREASE OUR INTEREST EXPENSE AND REDUCE CASH AVAILABLE FOR OTHER PURPOSES.

Our indebtedness with Union Bank and some of our other indebtedness require us to pay interest based on a rate which floats with market interest rates. If market interest rates increase, our interest expense will increase, which will reduce our earnings and reduce cash available for other purposes. At December 31, 2001, our total borrowings subject to variable interest rates was $8.3 million. Based on this balance, a one percent increase in interest rates would cause a change in interest expense of approximately $83,000 on an annual basis.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

Our cash from operations has not been sufficient to meet our operational needs, and we have relied on capital from related parties. Softline loaned us $10 million to make a required principal payment on our Union Bank term loan in July 2000. A subsidiary of Softline loaned us an additional $600,000 in November 2000 to meet working capital needs. This loan was repaid in February 2001, in part with $400,000 we borrowed from Barry M. Schechter, our Chairman and CEO. We borrowed an additional $164,000 from Mr. Schechter in March 2001 for operational needs related to our Australian subsidiary. We also sold $1.25 million in convertible notes in May and June 2001 from entities related to ICM Asset Management, Inc., a substantial beneficial owner of our common stock, to meet critical operating expenses. During fiscal 2000, Softline exercised options to purchase shares of SVI common stock for net proceeds of $4.8 million. We used these proceeds to finance a portion of our operations, including interest payments on debt. In June 1999 we borrowed $2.3 million ($0.9 million of which is outstanding as of December 31, 2001) from three of our stockholders to pay a portion of the purchase price for Island Pacific.

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

INTANGIBLE ASSETS REPRESENT 71% OF OUR TOTAL ASSETS AS OF DECEMBER 31, 2001 AND REPRESENT MORE THAN OUR STOCKHOLDERS' EQUITY. WE MAY HAVE TO IMPAIR OR WRITE-OFF THESE ASSETS, WHICH WILL CAUSE A CHARGE TO EARNINGS AND COULD MAKE IT MORE DIFFICULT TO OBTAIN FINANCING.

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

WE HAVE A SINGLE CUSTOMER REPRESENTING A SIGNIFICANT AMOUNT OF OUR BUSINESS.

Toys "R" Us, accounted for 45% of net sales for the nine months ended December 31, 2001, 29% of our net sales for the fiscal year ended March 31, 2001 and 15% of our net sales for the fiscal year ended March 31, 2000. We expect increased sales to Toys "R" Us to remain a large part of our net sales for fiscal 2002. A reduction, delay or cancellation of orders from Toys "R" Us would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys "R" Us or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Softline Limited beneficially owns 48.8% of our outstanding common stock. Softline has eleven directors, three of which are on our board of directors. None of our executive officers are on Softline's board. We therefore do not control Softline. Other shareholders most likely will not be able to affect the outcome of any stockholder vote so long as Softline owns its common shares. As a result, Softline will likely control all matters affecting us, including:

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

OUR BUSINESS MAY SUFFER BECAUSE WE ENTERED INTO AGREEMENTS WITH SOFTLINE THAT ARE NOT BASED ON ARM'S LENGTH NEGOTIATIONS.

We have in the past entered into various agreements with Softline, and we have a binding term sheet (subject to certain unsatisfied conditions) to substantially restructure our debt to Softline and Softline's equity ownership in us. We currently owe $12.3 million to Softline under a subordinated promissory note due November 1, 2002 (which may be extended to May 1, 2003). This debt would be exchanged for our $7 million note receivable and $5.3 million in Series A Convertible Preferred securities under our binding term sheet with Softline. For a further discussion of our agreements with Softline, see "Liquidity and Capital Resources -- Indebtedness -- Softline" above, and "Certain Relationships and Related Transactions" included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001. None of these agreements resulted from arm's length negotiations. These agreements may include terms and conditions that may be more or less favorable to us than terms contained in similar agreements negotiated with third parties.

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

Our binding term sheet with Softline requires us to issue an aggregate of $14.1 million in Series A Convertible Preferred securities to Softline. We have not yet formally designated this series of preferred stock pending satisfaction of conditions precedent to our restructuring transaction with Softline. For more information on the proposed terms of this series of preferred stock, see "Liquidity and Capital Resources -- Indebtedness -- Softline" above.

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future be below the market price of our stock. If exercised in the money, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have options and warrants for approximately 2,111,000 shares outstanding which have exercise prices below the recent market price of our stock of $0.86 per share. We have options and warrants for approximately 6,749,000 shares outstanding at prices above the recent $0.86 market price, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Our existing stock option plan currently has approximately 605,000 shares available for issuance. Future options issued under the plan may have further dilutive effects.

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

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates to our revolving credit borrowings and variable rate term loans, which totaled $7.8 million at January 31, 2002. Based on this balance, a change in one percent in the interest rate would cause a change in interest expense of approximately $78,000 or $0.01 per basic and diluted share, on an annual basis.

These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe and Australia. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 19% and 24% of our total net sales were denominated in currencies other than the U.S. dollar for the nine months ended December 31, 2001 and 2000, respectively.

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

Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended December 31, 2001, we issued the following securities without registration under the Securities Act of 1933:

         o Aggregate of 1,017,000 shares of common stock to consultants of which 382,215 shares are required to be returned as a result of early termination of a service contract.
         o        Aggregate of 71,575 shares of common stock to recruiters and consultants for services rendered in prior periods.

The foregoing securities were offered and sold without registration under the Securities Act of 1933 to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under such Act and/or Regulation D thereunder.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


10.1 Term Sheet between SVI Solutions, Inc. and Softline Limited dated December 19, 2001.

(b)  Reports on Form 8-K

On December 7, 2001, we filed a Form 8-K disclosing in Item 4 a change in independent auditors. On December 20, 2001, we filed a Form 8-K disclosing in
Item 8 a change in fiscal year end. We subsequently determined not to change our fiscal year end, and reported such determination on Form 8-K on February 14, 2002.

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

Date: February 19, 2002