Form 10-K
period 2002-03-31
SVI SOLUTIONS INC
filed 2002-07-16
CIK 866535

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002
                                              --------------

         [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission file number 0-23049
                       -------

                               SVI SOLUTIONS, INC.
                               -------------------
             (Exact Name of Registrant as specified in its charter)


                DELAWARE                               33-0896617
---------------------------------------- ---------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

      5607 PALMER WAY, CARLSBAD, CA                       92008
---------------------------------------- ---------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (877) 784-7978
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
Common Stock, $0.0001 par value                 American Stock Exchange
-------------------------------                 -----------------------

Securities registered under Section 12(g) of the Act

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates* as of June 28, 2002 was approximately $6.4 million, based on the closing sale price on the American Stock Exchange on that date.

The number of shares outstanding of the registrant's Common Stock was 28,716,941 on June 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's proxy statement for the annual meeting to be held in 2002, to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year, are incorporated by reference under Part III of this Form 10-K.

------------------
* Excludes the Common Stock beneficially held by executive officers, directors and stockholders whose beneficial ownership exceeds 10% of the Common Stock outstanding at June 28, 2002.

================================================================================

PART I

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR FUTURE FINANCIAL PERFORMANCE OF THE REGISTRANT, SVI SOLUTIONS, INC. ("WE" OR "US"). IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS THE WORDS MAY, WILL, SHOULD, EXPECT, PLAN, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, OR THE NEGATIVES OF SUCH WORDS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS ARE DESCRIBED IN THE SECTION ENTITLED "BUSINESS RISKS" IN ITEM 7 IN THIS REPORT, AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, PRESS RELEASES AND OTHER COMMUNICATIONS.

     ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. WE ARE UNDER NO OBLIGATION TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE FILING OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

     We are an independent provider of multi-channel application software technology and associated services for the retail industry including enterprise, direct-to-consumer and store solutions and related training products and professional and support services. Our applications and services represent a full suite of offerings that provide retailers with a complete end-to-end business solution. We also develop and distribute PC courseware and skills assessment products for both desktop and retail applications.

     Our offerings consist of the following components:

     The ISLAND PACIFIC MERCHANDISE MANAGEMENT suite of applications builds on our long history in retail software design and development and provides our customers with a comprehensive and fully integrated merchandise management solution. Our complete enterprise-level offering of applications and services is designed to assist our customers in maximizing their business potential. The foundation of our application suite is the individual modules that comprise the offering. The core modules are:

     o        Merchandising;
     o        The Eye(TM), datamart, planning and reporting tool;
     o        Trends, forecasting and dynamic replenishment tool;
     o        Events;
     o        Warehouse;
     o        Ticketing;
     o        Financials; and
     o        Sales Audit.

     The ISLAND PACIFIC DIRECT SOLUTION supports Web-based and traditional mail order and catalog retailing. Direct allows our customers to offer multi-channel merchandise management within one integrated application tool set to manage order entry, order processing, customer service, purchasing, inventory planning and forecasting, fulfillment and shipping. The core modules are:

     o        Call Center;
     o        Customer Relationship Management (CRM);
     o        Planning and Forecasting; and
     o        Fulfillment.

     The SVI STORE SOLUTION suite of applications builds on our long history of providing multi-platform, client server in-store solutions. We market this set of applications under the name "OnePointe," which is a full business to consumer software infrastructure encompassing a range of integrated store solutions. OnePointe is a complete application providing all point-of-sale ("POS") and in-store processor (server) functions for traditional "brick and mortar" retail operations.

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

     We market our applications and services through an experienced professional direct sales force in the United States and the United Kingdom. We believe our knowledge of the complete needs of multi-channel retailers enables us to help our customers identify the optimal systems for their particular businesses. The customer relationships we develop build recurring support, maintenance and professional service revenues and position us to continuously recommend changes and upgrades to existing systems.

     We also develop and distribute retail system training products and general computer courseware and computer skills testing products through our SVI Training Products, Inc. subsidiary.

     Our executive offices are located at 5607 Palmer Way, Carlsbad, California 92008, telephone number (877) 784-7978.

RECENT DEVELOPMENTS

     In October 2001, we completed an analysis of our operations and concluded that it was necessary to restructure the composition of our management and personnel. We were concerned that the new management team appointed during the fourth quarter of fiscal 2001 had not been able to close a number of new business opportunities or to raise capital. We were also concerned with general economic conditions, especially after the terrorist attacks of September 11, 2001, and the resulting ongoing hostilities in the world. Our CEO, Thomas A. Dorosewicz, and our CFO, Kevin M. O'Neill, elected to leave to pursue other interests, and both resigned from our board of directors. We appointed Barry M. Schechter, our Chairman, as Chief Executive Officer, and Jackie Tran, our Controller, as acting Chief Financial Officer. We also reduced our staff by a total of 20%, and restructured and refocused our sales force toward opportunities available in the current economic climate.

     As of April 1, 2002, we have refocused the company into three strategic business units each lead by experienced managers. The units are Island Pacific, SVI Store Solutions, Inc. and SVI Training Products, Inc.

     In May 2002, Steven Cohen, Softline's Chief Operating Officer, and Gerald Rubenstein, a director of Softline, resigned from our board of directors. Ivan Epstein, Softline's Chief Executive Officer, continues to serve on our board, and in June 2002, Rob Wilkie, Softline's Chief Financial Officer, was appointed to our board of directors. For a further discussion of the terms of transactions with Softline during the 2002 fiscal year, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" under the heading "Financing Transactions -- Softline."

     Due to the declining performance of our Australian subsidiary, the subsidiary ceased operations in February 2002. For further details, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" under the heading "Liquidity and Capital Resources -- Contractual Obligations -- National Australia Bank" below.

     In May 2002, we entered into a new two-year software development and services agreement with our largest customer, Toys "R" Us, Inc. Toys also agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 common shares. For a further details, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity and Capital Resources -- Financing Transactions -- Toys "R" Us" below.

     We issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to ICM Asset Management, Inc. of Spokane, Washington, a significant beneficial owner of our common stock. We amended these notes to extend the maturity date and other provisions, and we replaced warrants issued to these investors in July 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Financing Transactions -- ICM Asset Management, Inc." below.

     We negotiated an extension of our senior bank lending facility to August 31, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity and Capital Resources - Contractual Obligations -- Union Bank" below.

INDUSTRY OVERVIEW - RETAIL APPLICATION SOFTWARE

     The rapid development of the retail application software market has increasingly allowed the retail industry to track, analyze and implement its information on a virtually real-time basis. Modern applications and technology capture sales information as a sale occurs and quickly provide that information to the enterprise's retail management system. This information is available daily both to local management and to the retailer's headquarters functions for purposes of inventory tracking and sales analysis. These systems have become increasingly important for multi-channel retail enterprises that need to disseminate sales information throughout the enterprise to better manage inventory, costs, pricing and manufacturing requirements. Multi-channel retailers also require sophisticated, integrated point-of-sale retail management systems that can reliably and efficiently capture and manage large numbers of individual transactions generated from diversified points of sale.

     Retail software applications were initially custom-designed to satisfy business needs of individual retailers. These initial applications were proprietary, with software and support services developed either internally or provided by a single supplier. Due to the custom nature of the applications, little opportunity existed for suppliers to leverage their niche success into market-wide success. In addition, custom solutions, whether internally developed by the retailer or offered by external suppliers, often did not provide a long-term return on investment (ROI). However, standard, scalable, extensible applications that are provided by suppliers such as us, offer both near- and long-term ROI, as these solutions are continuously developed and evolve over time. Outside suppliers such as us, with our single version philosophy and built-in upgrade path to the future, provide the retailer with a solution that continues to provide a consistent return on its application investment.

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

     The retail industry we serve is currently experiencing significant structural changes. These changes are driven by a variety of factors including evolving consumer preferences, technological advances, globalization and more intense competition. The rapid growth of the Internet as a means of commerce is affecting the retail industry. The Internet is a business-to-consumer (B2C) sales channel and a means of creating and managing customer relationships. The Internet is also transforming business-to-business (B2B) supply chain communications and management. These changes have forced traditional "brick and mortar" retailers to re-evaluate their business models and to also develop e-commerce strategies in order to maximize their competitive position. We believe the industry changes and trends include:

     o MULTI-CHANNEL RETAILING. Retailers of all types are changing their business models to service their customers using multiple channels of distribution, including traditional brick and mortar stores, the Web, catalog, and mail order methods. In addition, manufacturers can now directly market their merchandise more efficiently and compete with the retailers who were formerly their partners.

     o PRESSURE ON PROFIT MARGINS. The wide availability and accessibility of competitive price quotes on the Internet and intense competition from other retailers' places price pressure on both online retailers and brick and mortar retailers, forcing lower profit margins. This pressure on margins has forced retailers to focus on maximizing the cost structure and profit opportunity across their entire enterprise, from the supply chain process, through the enterprise and at the store level.

     o CENTRALIZED FULFILLMENT. The emergence of online retailing has created significantly higher demand for centralized on demand, order fulfillment solutions.

     o PRODUCT LEVEL INFORMATION. Because of additional retail channels like e-commerce sites, the ability to have a single view of a product across all retail channels is critical for the accuracy of inventory management and maximizing profit opportunities.

     o NEED FOR TECHNOLOGY. Traditional retailers have historically been relatively slow to introduce new technologies. Retailers are now moving at a faster pace to utilize technology to compete effectively.

     o WIRELESS APPLICATIONS. There is a growing demand for in-store wireless communications based applications, utilizing various handheld and POS devices.

     All of these changes are leading to new approaches to retail systems architecture. These approaches include movement away from traditional distributed models and toward more centralized control environments with limited capability in-store devices also known as "thin clients." The thin clients include point-of-sale devices, kiosks and wireless in-store devices.

     We believe these changes have accelerated the trend away from internally developed and supported retail application software. The increasingly competitive and technologically evolving environment has made it very difficult for companies that use internal, proprietary or prior generation supplier-provided software to keep up with the rapidly improving products that are available from external suppliers. At the same time, these changes have put pressure on outside suppliers such as us to continuously enhance our existing applications and develop new applications under new technologies on a more rapid timetable. We further believe that as retailers move forward with the selection and implementation of applications such as ours, they will increasingly require expert consulting, system integration, and other technical professional and support services. Further, we see that retailers are increasingly looking to experts, not generalists, to provide these services.

MISSION AND STRATEGY

     Our mission is to become the leading global provider of retail application technology and related services using our single version philosophy which offers our customers a built-in upgrade path to the future. To fulfill our mission, our strategy is to provide our current and new customers the tools, infrastructure and expert services necessary for them to compete effectively in the global, multi-channel marketplace. Key elements of our strategy include:

     o LEVERAGING OUR RETAIL EXPERIENCE AND PRESENCE IN SELLING TO NEW AND EXISTING CUSTOMERS. Over 200 retailers in the US, Canada, Europe, South America and Australia use some or all of our solutions. Our management, marketing, sales, development, quality assurance, professional services and support teams have an in-depth understanding of the retail industry through having delivered widely accepted products and services for more than 25 years. We believe our single version philosophy, the sophistication and stability of our applications, and our experience and presence in the retail industry give us a significant competitive advantage in marketing new and enhanced applications and services to the industry. Our refocused marketing strategy involves an emphasis on our core competencies, the high degree of customer satisfaction and loyalty of our existing customers and our built-in upgrade path to the future. Our training products subsidiary has also focused development and marketing efforts on producing training products for our retail customer base.

     o EXPANDING AND ENHANCING OUR APPLICATIONS. We are engaged in an aggressive application technology development effort to expand and enhance our applications for use both domestically in the US and internationally. We are also continuing our strategy of offering new solutions that are complementary to our applications, primarily through strategic alliances. Our application technology enhancement program is designed to anticipate trends in the retail industry through constant consultation with our customers, strategic alliance partners and research analysts. Our goal is to introduce timely new applications and enhancements to our existing applications that will allow us to better compete for new customers and continued to be attractive to our existing customers.

     o INCREASING FOCUS ON THE SMALLER RETAILER. We recently introduced a new standard merchandising management and store solution application set based on our large tier retailer experience and application base. We can supply this application with little or no modification to smaller Tier 2, Tier 3 and Tier 4 retailers at a competitive price point. The application set offers these retailers a fast implementation schedule and short ROI. We intend to market more aggressively to Tier 3 and Tier 4 retailers as part of our strategy to locate and exploit market opportunities available to us in the current economic client, especially those opportunities which are undeserved by our larger competitors.

     o EMPHASIZING MULTI-CHANNEL SOLUTIONS. An important part of our application technology enhancement program is the integration of Web-based, catalog and mail order solutions with our historic suite of applications focused on the traditional brick and mortar retail business.

     o GROWING PROFESSIONAL SERVICES. An increasingly important part of our solutions are the expert services we provide including retail business consulting, project management, implementation, integration, training and documentation services. We intend to continue to grow and market our Professional Services to support close relationships with our customers and to assist them in successful implementation of both our application technology and that of our strategic partners. We expect, as a result, to receive recurring revenues from our professional service agreements, and application customization services. We believe that an expansion of this revenue base can create a more stable revenue and cash flow base, reducing our reliance on application software license sales, which tend to fluctuate over time based on economic and other conditions.

     o GROWING RECURRING REVENUES. Using our single version philosophy and by offering our existing and new customers a built-in upgrade path to the future, we are able and expect to grow our recurring revenue from our maintenance and support agreements. We believe that an expansion of this revenue base can create a more stable revenue and cash flow base, reducing our reliance on application software license sales, which tend to fluctuate over time based on economic and other conditions.

     o INCREASING INTERNATIONAL SALES. We intend to increase our international sales efforts, focusing on the European market. Our development efforts with Toys "R" Us, Inc. have added significant functionality to our Island Pacific Merchandise Management suite, making us even more competitive internationally.

APPLICATION TECHNOLOGY AND SERVICES

     We have three operating business units: Island Pacific, SVI Store Solutions and SVI Training Products, Inc.

ISLAND PACIFIC

     OVERVIEW

     Island Pacific is a leading provider of application software solutions and professional services for multi-channel retailers in the specialty, mass merchandising and department store markets. Our applications and services provide retailers with a robust enterprise business solution.

     Our Island Pacific applications and services include the following major offerings:

     o ISLAND PACIFIC MERCHANDISE MANAGEMENT suite of applications, including Merchandising, The Eye(TM) datamart tool set, Trends forecasting and dynamic replenishment tools, Events, Warehouse, Ticketing, Financials, and Sales Audit.

     o ISLAND PACIFIC DIRECT, including support for Web-based, mail-order and traditional catalog retailing, which can be integrated with our Merchandise Management suite or implemented independently.

     o ISLAND PACIFIC PROFESSIONAL SERVICES, including retail business consulting, project management, implementation, application training, and technical and documentation services.

     o ISLAND PACIFIC DEVELOPMENT, MAINTENANCE AND SUPPORT SERVICES, including: custom application development to tailor our software to meet the specific needs of our customers, and Maintenance and Support Services whereby we offer Help Desk, product release upgrade and error correction services to our customer base using our applications.

     Our application technology and services provide the following benefits to our customers:

     MULTI-CHANNEL RETAILING. Our solutions integrate the various storefronts of retailers, from point-of-sale devices to Web-based storefronts to mail order catalogs.

     INTEGRATION. Our solutions are fully integrated applications that address the complete information and management requirements of the retail enterprise. In addition, our applications are designed for ease of implementation and operation. This means that our customers can quickly install, train and become operational with our products, thus minimizing the cost and time required to achieve true return on their investment. All of our applications are open systems, allowing integration with many third-party applications used by our customers.

     SERVICES. We are able to provide expert, retail-savvy professional services to plan and implement our application solutions with our customers. We also customize our solutions to the unique needs of particular retailers. In addition, our standard applications contain a number of tools and features that allow our customers to tailor their systems continuously to their changing needs.

     MARKETS AND CUSTOMERS

     Island Pacific software is installed in over 200 retailers worldwide. Our applications are used by the full spectrum of retailers including specialty goods sellers, mass merchants and department stores. Most of our U.S. customers are in the Tier 1 to Tier 3 retail market sectors.

     A sample of some of our active customers are listed below:

     Nike                   Limited Brands    American Eagle Outfitters      Disney
     Phillips-Van Heusen    Signet (UK)       Shoefayre (UK)                 Pacific Sunwear
     Toys "R" Us            Timberland        Vodaphone (UK)                 Academy Sports

     MARKETING AND SALES

     We sell our applications and services primarily through a direct sales force that operates in the United States and the United Kingdom. Sales efforts involve comprehensive consultations with current and potential customers prior to completion of the sales process. Our Sales Executives, Retail Application Consultants (who operate as part of the sales force) and Marketing and Technology Management associates use their collective knowledge of the needs of multi-channel retailers to help our customers identify the optimal solutions for their individual businesses.

     We maintain a comprehensive web site describing our applications, services and company. We regularly engage in cooperative marketing programs with our strategic alliance partners. We annually host a Users Conference in which hundreds of our customers attend to network and to share experiences and ideas regarding their business practices and implementation of our, and our partners' technology. This Users Conference also provides us with the opportunity to meet with many of our customers on a concentrated basis to provide training and insight into new developments and to gather valuable market requirements information.

     We are aggressively focusing on our Product Marketing and Product Management functions to better understand the needs of our markets in advance of required implementation, and to translate those needs into new applications, enhancements to existing applications and related services. These functions are also responsible for managing the process of market need identification through product or service launch and deployment. It is the goal of these functions to position Island Pacific optimally with customers and prospects in our target market.

     We have established a Product Direction Council, comprised of leading executives from our customers. The purpose of this Council is to help guide us in the future development of our applications and services, to maximize our opportunity to meet overall retail market trends and needs for a broad sector of the industry, and to do so well in advance of our competitors.

     DESCRIPTION OF APPLICATIONS AND SERVICES

     We have carefully assembled our Island Pacific Applications such that the modules work together as a single solution. Our customers can mix and match the modules to create a solution tailored to their businesses. We also offer comprehensive professional services, custom development, maintenance and support services.

     ISLAND PACIFIC ENTERPRISE SOLUTION

     Island Pacific's Enterprise Solution application suite provides a methodology for retail chains that integrates the flow of data from the planning phase, through budgeting, to purchasing, allocation and distribution. The application then takes retail sales data for evaluation and feedback to the sales audit and planning phase. This suite of applications operates on the IBM iSeries computing platform, which is widely installed and extremely popular in the retail industry. The diagram below provides a graphic representation of the Island Pacific applications suite, including the integration of the optional Direct and Store Solutions applications.




                [Island Pacific Applications Suite Graphic Here]






     MERCHANDISING. The Merchandising module is the core of the Island Pacific Enterprise Solution application suite. This extensive module includes management planning and real time open to buy, forecasting, purchase order management, merchandise receiving, allocation, transfers, basic stock replenishment, physical inventory, price management and merchandise stock ledger. Merchandising has multiple language and currency capabilities for international operations.

     Merchandising is offered as a single version application. Most modifications we perform on the application are incorporated into future releases of the base. This methodology reduces implementation risks for our customers, shortens the implementation cycle and reduces software bugs. It also reduces training requirements. Moreover, customers who continue to use our services for maintenance of the application are able to take advantage of improvements requested by other retailers. Finally, it gives us the ability to present a very stable application and support it with smaller focused infrastructure.

     THE EYE(TM) (DATAMART). The Eye complements the Merchandising application by offering user-definable datamarts and information retrieval. The Eye uses innovative storage techniques that provide quick access to data and graphical drag-and-drop movement of elements and data. The Eye can also be used for data generated by applications outside the Island Pacific Enterprise Solution suite.

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

     EVENTS. The Events module plans and analyzes the performance of events and promotions. The module is linked to The Eye datamart application to provide sophisticated and customizable implementation of an event or promotion and analysis and reports of its success.

     Island Pacific Enterprise Solution Suite also includes sales audit, forecast and dynamic replenishment and merchandise ticketing modules.

     ISLAND PACIFIC DIRECT SOLUTION

     Our Direct application suite provides fully integrated tools including order entry, order processing, customer service, purchasing, inventory planning and forecasting, warehouse management, fulfillment and shipping, as well as marketing and circulation management to support Internet, catalog and mail-order retailing. We support these tools using our single version development philosophy, offering constant evolution and improvement to features and functions. Used in combination with our Island Pacific Merchandise Management suite of applications, Island Pacific Direct provides a system to fully integrate the fulfillment functions of multiple distribution channels, including local outlets, e-commerce and catalog and mail order.

     PROFESSIONAL SERVICES

     We offer a variety of consulting implementation and upgrade services to our customers. We perform services on an as needed basis and as part of project plans. We typically render services at the customer's site to provide the best overall understanding of the customer's environment and business.

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

     IMPLEMENTATION SERVICES. Our technical experts provide implementation consulting and programming services. Implementation services include:


     o    interface and conversion    o   design, modification and
          between systems;                customization;                o   programming; and
     o    testing;                    o   problem resolution;           o   system management.
                                      o   upgrade  planning, testing
     o    software installation;          and implementation;


     DOCUMENTATION SERVICES. We provide customized documentation for all elements of our solutions.

SVI STORE SOLUTIONS

     SVI Store Solutions offers retailers a complete application providing point-of-sale and in-store processor (server) functions through its OnePointe application. OnePointe is a full business-to-consumer (B2C) integrated, in-store application, encompassing a range of integrated store solutions. It can also incorporate a third-party provided retail customer relationship management system and a complete performance measurement system with loss prevention features. The major benefits of OnePointe to a retailer are as follows:

     o OnePointe is POS hardware platform independent, functioning on IBM, NCR, Fujitsu, Wincorp or PC-CD platforms.

     o Thick or thin client versions of the product are available, allowing retailers to have software continuity as hardware platforms evolve.

     o OnePointe's functionality reflects over 15 years of customized development for a wide variety of large and medium retailers.

     o OnePointe offers multi-channel applications and hardware. Kiosk and web applications allow retailers to access their customers via several channels.

     o OnePointe uses Internet protocol data transfer for peer to peer communications.

     o OnePointe includes advanced development toolset, including TAG, a customer useable development environment.

     o OnePointe is offered on a variety of hardware configurations, and is able to run on many different operating system platforms. The application employs a graphical user interface, optional touch screen input and wireless communication support. The application also provides an on-demand reference source for employees, including store policies, an on-screen calculator, instructions for forms usage, package pricing, frequent shopper information, gift cards, training mode, auditing features and e-mail. The application is fully customizable, either by the customer using included tools, or by our technical team as part of our implementation and support services.

     o OnePointe provides a reliable, high-performance management platform to administer store applications. The architecture is designed to maintain data integrity while allowing full integration with our Island Pacific suite or third-party enterprise software products used by the individual customer.

SVI TRAINING PRODUCTS, INC.

     Our training products subsidiary develops and distributes PC courseware and skills assessment products. The courseware is designed for use in instructor-led and self-study training environments. We sell courseware either as individual manuals and instructor guides, or on a limited site license basis. We have developed more than 210 training courses for desktop and retail applications.

     Site licensing allows a customer to print an unlimited number of course manuals for a fixed annual fee, and renewals provide us with a recurring annual revenue stream. In excess of 80% of the annual training site licenses are renewed. We provide the site-licensed courseware on the Internet through our website, or on CD-ROM, allowing customization of the instructor-led course materials.

     We use a network of specialized consultants to develop courseware products. We hire consultants on a project basis. This allows for the fast, simultaneous development of multiple courses and gives us access to diverse skills without fixed overhead commitments.

     We market training products through a direct sales force. We also advertise and sell the training product range through the Internet, direct mail and trade shows. SVI Training Products uses both in-house and independent representatives, and has representation in California, Texas, Indiana, Florida, New Jersey, Ireland, the United Kingdom and South Africa. Customers include Fortune 1000 corporations, K-12 school districts, universities, military facilities, government agencies and training schools.

     Our training subsidiary is also a reseller of multimedia and hardcopy self-study materials for desktop and technical computer software applications. In addition, we resell on-line training products.

     We also market the "compAssess On-Line" skills testing administration system and test center. compAssess On-Line is a multi-faceted software product that consists of three main applications. It includes a comprehensive administration system for registering students, assigning tests and monitoring results, a built-in collection of more than 1,500 performance based software test questions, and a facility to develop multiple-choice, true/false, hotspot and simulated questions on any subject regardless of the discipline. The compAssess built-in questions enable employers to evaluate the computer skills of their employees and provides assistance in selecting the appropriate course modules for trainees. We market this package to personnel agencies, universities, schools, training companies and corporations.

     Our training subsidiary also provides courseware for our Store Solutions Group. The courseware is designed to provide in store training to all levels of store personnel from management to POS data entry clerks. We also provide custom courseware development services to support additional retail applications.

APPLICATION TECHNOLOGY DEVELOPMENT

     We believe it is imperative to our long-term success that we maintain aggressive application technology development programs to improve our existing applications and to develop new applications. We believe that the core functionality that already exists in our technology will continue to serve many of the important retailing functions, but that additional functionality and flexibility will be required in the constantly challenging, competitive environment.

     Our future performance will depend in large part on our ability to enhance our current application technology and develop new applications. In order to achieve market acceptance, these new applications must anticipate and respond to the latest trends in business-to-consumer and business-to-business commerce. Our applications must also offer clearly perceived advantages over the offerings of our competitors.

     As of March 31, 2002, 39% of our employees were engaged in application technology development. Most of these employees are located in our southern California offices. Company-sponsored application technology development expenses were $4.1 million, $6.6 million and $6.7 million , respectively, for the fiscal years 2002, 2001 and 2000. Customer-sponsored application technology development expenses were $5.5 million, $5.5 million and $1.5 million, respectively, for the fiscal years 2002, 2001 and 2000.

     OUR CURRENT APPLICATION DEVELOPMENT PROJECTS INCLUDE:

     o INFOCUS 2.0 OF OUR ISLAND PACIFIC MERCHANDISE MANAGEMENT APPLICATION SUITE. This release will offer significant enhancements to our current release 1.5, which continues to be deployed by the majority of our customers. InFocus 2.0 is expected to be released late in calendar year 2002 and to be generally available at the beginning of calendar 2003.

     o DEVELOPMENT OF THE ISLAND PACIFIC APPLICATION ARCHITECTURE USING THE JAVA PROGRAMMING LANGUAGE. Several of our Java-based applications will be able to operate on virtually any hardware platform, and will allow for greater centralization of the control system environment. We are continuing to redevelop other portions and modules of the solution in Java as new features and enhancements are introduced.

     o INVISION 1.5. InVision 1.5 is our affordable and scaleable, yet complete merchandise management system designed to meet the needs of the regional retailing entrepreneur. Through the launch of InVision 1.5, Island Pacific will penetrate the Tier 3 and 4 retail sectors, a market that has been typically ignored by the competition due to the size of the businesses.

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

     The largest of our competitors offering end-to-end retail solutions is JDA Software Group, Inc. Other suppliers offer one or more of the components of our solution. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry. For enterprise solutions, our competitors include Retek Inc., SAP AG, nsb Retail Systems PLC, Essentus, Inc., GERS, Inc., Marketmax, Inc., Micro Strategies Incorporated and NONSTOP Solutions. For SVI Store Solutions, our competitors include Datavantage, Inc., CRS Business Computers, nsb Retail Systems PLC, Triversity, ICL, NCR and IBM. Our Direct applications compete with Smith Gardner & Associates, Inc., and CommercialWare, Inc. Our professional services offerings compete with the professional service groups of our competitors, major consulting firms associated or formerly associated with the "Big 5" accounting firms, as well as locally based service providers in many of the territories in which we do business. Our strategic partners, including IBM, NCR and Fujitsu, represent potential competitors as well.

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

     We believe we currently compete favorably with respect to these factors. In particular, we believe that our competitive advantages include:

     o Proven, single version technology, reducing implementation costs and risks and providing continued forward migration for our customers.
     o Extensive retail application experience for all elements of the customer's business, including Professional Services, Development, Customer Support, Sales and Marketing/Technology Management.
     o    Ability to provide expert Professional Services.

     o    Large and loyal customer base.
     o    Hardware platform independent Store Solution (POS) application.
     o Breadth of our application technology suite including its multi-channel retailing capabilities.
     o    Our corporate culture focusing on the customer.

     Many of our current and potential competitors are more established, benefit from greater name recognition, have greater financial, technical, production and/or marketing resources, and have larger distribution networks, any or all of which advantages could give them a competitive advantage over us. Moreover, our current financial condition has placed us at a competitive disadvantage to many of our larger competitors, as we are required to provide assurance to customers that we have the financial ability to support the products we sell. We believe strongly that we provide and will continue to provide excellent support to our customers, as demonstrated by the continuing upgrade purchases by our top-tier established customer base.

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

     We integrate widely-available platform technology from third parties for certain of our applications. These third-party licenses generally require us to pay royalties and fulfill confidentiality obligations. Any termination of, or significant disruption in, our ability to license these products could cause delays in the releases of our software until equivalent technology can be obtained and integrated into our applications. These delays, if they occur, could have a material adverse effect on our business, operating results and financial condition.

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

EMPLOYEES

     At March 31,2002, we had a total of 175 employees, 160 of which were based in the United States and 15 of which were based in the United Kingdom. Of the total, 16% were engaged in sales and marketing, 39% were engaged in application technology development projects, 27% were engaged in professional services, and 18% were in general and administrative. We believe our relations with our employees are good. We have never has a work stoppage and none of our employees are subject to a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY

     Our principal corporate headquarters consists of 13,003 square feet in a building located at 5607 Palmer Way, Carlsbad, California. The lease for this facility is currently being negotiated. The current monthly rent is $13,680. Our primary operational office is in Irvine, California, where we occupy 26,521 square feet in a building located at 19800 MacArthur Blvd. This facility is occupied under a lease that expires on June 30, 2005. The current monthly rent is $55,620. We also occupy premises in the United Kingdom located at The Old Building, Mill House Lane, Wendens Ambo, Essex, England. The lease for this office building expires August 31, 2003. Annual rent is $43,646 (payable quarterly) plus common area maintenance charges and real estate taxes.


ITEM 3. LEGAL PROCEEDINGS

     In April of 2002 our former CEO, Thomas A. Dorosewicz, filed a demand with the California Labor Commissioner for $256,250 in severance benefits allegedly due under a disputed employment agreement, plus attorney's fees and costs. On June 18, 2002, we filed an action against Mr. Dorosewicz and an entity affiliated with him in San Diego Superior Court, Case No. GIC790833, alleging fraud and other causes of action relating to transactions Mr. Dorosewicz caused us to enter into with his affiliates and related parties without proper board approval. We expect one or more cross-claims from Mr. Dorosewicz in that action. We do not believe we have any obligation to pay the severance benefits alleged by Mr. Dorosewicz to be due, and we intend to vigorously pursue our causes of action against Mr. Dorosewicz. We cannot at this time predict what will be the outcome of these matters, as discovery has not yet commenced in either action.

     Due to the declining performance of our Australian subsidiary, we decided in the third quarter of fiscal 2002 to sell certain assets of our Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was however subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to the entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, we may be called upon to pay the deficiency under our guarantee to the bank. We have accrued $187,000 as the maximum amount of our potential exposure. The receiver has also claimed that we are obligated to it for inter-company balances of $636,000, but we do not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by us to the Australian subsidiary offsetting the amount claimed to be due.

     Except as set forth above, we are not involved in any material legal proceedings, other than ordinary routine litigation proceedings incidental to our business, none of which are expected to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in existing or other matters may arise from time to time which may harm our business.


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

YEAR ENDED MARCH 31, 2002                             HIGH              LOW
First Quarter                                       $  1.600         $  0.650
Second Quarter                                      $  1.040         $  0.690
Third Quarter                                       $  1.010         $  0.670
Fourth Quarter                                      $  0.920         $  0.580

YEAR ENDED MARCH 31, 2001                             HIGH              LOW
First Quarter                                       $ 10.250         $  5.125
Second Quarter                                      $  7.063         $  4.760
Third Quarter                                       $  5.000         $  0.950
Fourth Quarter                                      $  2.700         $  0.910

     We have never declared any dividends. Our agreement with Union Bank prohibits us from paying dividends while the term loan from Union Bank is outstanding. We are also required to pay dividends on our Series A Convertible Preferred Stock in preference and priority to dividends on our common stock. We currently intend to retain any future earnings to discharge indebtedness and finance the growth and development of the business. We therefore we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends when we are permitted to do so will be at the discretion of the board of directors and will be dependent upon the future financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant.

     As of June 28, 2002 there were 28,716,941 shares of our common stock outstanding, which were held by approximately 128 stockholders of record.

     During the quarter ended March 31, 2002, we issued the following securities without registration under the Securities Act of 1933

     o 45,133 shares of common stock to outside service providers for payment of services rendered in previous periods, valued at $36,000.

     o In conjunction with the Softline transactions described below under "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financing Transactions -- Softline," we issued to Softline an aggregate of 141,000 shares of newly-designated Series A Convertible Preferred Stock at a deemed purchase price of $100 per share in exchange for 10,700,000 SVI common shares held by Softline and the discharge of a $12.3 million note payable to Softline. We also transferred to Softline our note received in connection with the sale of IBIS Systems Ltd.

     The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder, and an appropriate legend was placed on the shares.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of our last six fiscal years (including the six months ended March 31, 1998) are derived from our consolidated financial statements. The consolidated financial statements as of March 31, 2002, 2001, and 2000 and the independent auditors' report thereon, are included elsewhere in this report.

                                                                                                           SIX MONTHS
                                                                                                              ENDED     YEAR ENDED
                                                             YEAR ENDED MARCH 31,                           MARCH 31,  SEPTEMBER 30,
                                                    ---------------------------------------------------     ---------    ---------
                                                       2002          2001         2000          1999          1998         1997
                                                    ---------     ---------     ---------     ---------     ---------    ---------
                                                                   (in thousands except for per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                           $ 27,109      $ 27,713      $ 26,652      $  5,010      $    414      $    800
Cost of sales                                         10,036         9,188         6,421         1,401            37            66
                                                    ---------     ---------     ---------     ---------     ---------     ---------
   Gross profit                                       17,073        18,525        20,231         3,609           377           734

Expenses:
   Application development                             4,203         5,333         4,877
   Depreciation and amortization                       6,723         8,616         7,250         1,672         1,611         1,018
   Selling, general and administrative                13,144        18,037        14,817         4,265           418         1,312
   Impairment of intangible assets                                   6,519
   Impairment of note receivable
      received in connection with the
      sale of IBIS Systems Limited                                   7,647
                                                    ---------     ---------     ---------     ---------     ---------     ---------
      Total expenses                                  24,070        46,152        26,944         5,937         2,029         2,330
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Income (loss) from operations                         (6,997)      (27,627)       (6,713)       (2,328)       (1,652)       (1,596)

Other income (expense):
   Interest income                                        10           628         1,074           520           274            33
   Other income (expense)                                (46)           63          (206)          828            49           627
   Interest Expense                                   (3,018)       (3,043)       (1,493)           (1)          (35)         (102)
   Gain on disposals of Softline Limited shares                                                                4,388         3,974
   Gain (loss) on foreign currency transaction            (9)            2           (10)          (58)          (14)         (120)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
      Total other income (expense)                    (3,063)       (2,350)         (635)        1,289         4,662         4,412
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Income (loss) before provision (benefit)
   For income taxes                                  (10,060)      (29,977)       (7,348)       (1,039)        3,010         2,816

   Provision (benefit) for income taxes                   39        (4,778)       (2,414)           30           887           190
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Income (loss) from continuing operations             (10,099)      (25,199)       (4,934)       (1,069)        2,123         2,626

Income (loss) from discontinued operations            (4,559)       (3,746)          880         6,654         3,696         2,222
                                                    ---------     ---------     ---------     ---------     ---------     ---------
         Net income (loss)                          $(14,658)     $(28,945)     $ (4,054)     $  5,585      $  5,819      $  4,848
                                                    =========     =========     =========     =========     =========     =========

Basic earnings (loss) per share:
   Income (loss) from continuing operations         $  (0.28)     $  (0.72)     $  (0.15)     $  (0.04)     $   0.08      $   0.19
   Income (loss) from discontinued operations          (0.13)        (0.11)         0.03          0.24          0.13          0.16
                                                    ---------     ---------     ---------     ---------     ---------     ---------
         Net income (loss)                          $  (0.41)     $  (0.83)     $  (0.12)     $   0.20      $   0.21      $   0.35
                                                    =========     =========     =========     =========     =========     =========

Diluted earnings (loss) per share:
   Income (loss) from continuing operations         $  (0.28)     $  (0.72)     $  (0.15)     $  (0.03)     $   0.07      $   0.17
   Income (loss) from discontinued operations          (0.13)        (0.11)         0.03          0.20          0.12          0.14
                                                    ---------     ---------     ---------     ---------     ---------     ---------
         Net income (loss)                          $  (0.41)     $  (0.83)     $  (0.12)     $   0.17      $   0.19      $   0.31
                                                    =========     =========     =========     =========     =========     =========

Weighted average common shares:
   Basic                                              35,698        34,761        32,459        28,600        27,768        13,971
   Diluted                                            35,698        34,761        32,459        33,071        31,046        15,618

BALANCE SHEET DATA:
Working capital                                     $ (5,337)     $ (2,782)     $  2,628      $ 26,387      $  9,763      $    596
Total assets                                        $ 40,005      $ 56,453      $ 94,083      $ 52,374      $ 46,481      $ 19,230
Long-term obligations                               $  8,013      $ 18,554      $ 21,586      $  2,043      $    771      $    545
Stockholders' equity                                $ 21,952      $ 26,993      $ 53,497      $ 45,270      $ 37,075      $ 10,885

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS THE WORDS MAY, WILL, SHOULD, EXPECT, PLAN, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, OR THE NEGATIVES OF SUCH WORDS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS ARE DESCRIBED UNDER THE HEADING "BUSINESS RISKS" BELOW, AND MAY BE IDENTIFIED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, PRESS RELEASES AND OTHER COMMUNICATIONS.

     ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. WE ARE UNDER NO OBLIGATION TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE FILING OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

OVERVIEW

     We are an independent provider of multi-channel application software technology and associated services for the retail industry including enterprise, direct-to-consumer and store solutions and related training products and professional and support services. Our applications and services represent a full suite of offerings that provide retailers with a complete end-to-end business solution. We also develop and distribute PC courseware and skills assessment products for both desktop and retail applications.

     We developed our retail application software technology and services business through acquisitions. The largest and most important of these acquisitions were:

     o Applied Retail Solutions, Inc. (ARS) in July 1998 for aggregate consideration of $7.9 million in cash and stock paid to the former stockholders; and

     o    Island Pacific Systems Corporation in April 1999 for $35 million cash.

     Island Pacific is one of the leading providers of retail enterprise applications. ARS was one of the leading providers of store applications, and the technology we acquired and have subsequently enhanced now forms the core of our SVI Store Solutions.

     We accounted for both the Island Pacific and ARS acquisitions using purchase accounting, which has resulted in the addition of significant goodwill and capitalized software assets on our balance sheet. We amortized capitalized software and goodwill from both of these acquisitions using ten year lives through March 31, 2002. See "Significant Accounting Policies" below.

     Effective April 1, 2002, we restructured our operations into three strategic business units lead by experienced managers. The business units are Island Pacific, SVI Store Solutions and SVI Training Products, Inc. Our operations are conducted principally in the United States and the United Kingdom. Prior to February 2002, we also conducted business in Australia.

     We currently derive the majority of our revenues from the sale of application software licenses and the provision of related professional and support services. Application software license fees are dependent upon the sales volume of our customers, the number of users of the application(s), and/or the number of locations in which the customer plans to install and utilize the application(s). As the customer grows in sales volume, adds additional users and/or adds additional locations, we charge additional license fees. We typically charge for support, maintenance and software updates on an annual basis pursuant to renewable maintenance contracts. We typically charge for professional services including consulting, implementation and project management services on an hourly basis. Our sales cycles for new license sales historically ranged from three to twelve months, but new license sales were limited during the past two fiscal years and sales cycles are now difficult to estimate. Our long sales cycles have in the past caused our revenues to fluctuate significantly from period to period. The reduction of new license sales caused the revenues of our Australian subsidiary to decrease substantially prior to discontinuation of operations in February 2002, and our sales mix in the US and the UK to shift to lower margin services.

     We evaluate local operations primarily based on total revenues and earnings before interest expense, provision for income taxes, depreciation and amortization and impairment charges as shown below.

                                                                           YEAR ENDED MARCH 31,
                                                         2002                      2001                      2000
                                               ------------------------  ------------------------  ------------------------
                                                             PERCENTAGE                PERCENTAGE                PERCENTAGE
                                                 AMOUNT     OF REVENUE     AMOUNT      OF REVENUE     AMOUNT      OF REVENUE
                                                 ------     ----------     ------      ----------     ------      ----------
Net sales                                       $ 27,109        100%      $  27,713        100%      $ 26,652        100%
Cost of sales                                     10,036         37%          9,188         33%         6,421         24%
                                                ---------    ---------    ----------    ---------   ----------     ---------
   Gross profit                                   17,073         63%         18,525         67%        20,231         76%

Application development expense                    4,203         16%          5,333         19%         4,877         18%
Selling, general and administration expenses      13,144         48%         18,037         65%        14,817         56%
Other income (expense)                               (45)         0%            694          3%           858          3%
                                                ---------    ---------    ----------    ---------   ----------     ---------
   Income (loss) before interest expense,
     provision for income taxes, depreciation
     and amortization and impairment                (319)        (1)%        (4,151)       (14)%        1,395          5%

Depreciation and amortization                     (6,723)       (25)%        (8,616)       (31)%       (7,250)       (27)%
Impairment of intangible assets                                              (6,519)       (24)%
Impairment of note receivable received in
   connection with the sale of IBIS
   Systems Ltd.                                                              (7,647)       (28)%
Interest expense                                  (3,018)       (11)%        (3,043)       (11)%       (1,493)        (6)%
Provision (benefit) for income taxes                  39          0%         (4,778)        17%        (2,414)         9%
                                                ---------    ---------    ----------    ---------   ----------     ---------

(Loss) from continuing operations                (10,099)       (37)%       (25,199)       (91)%       (4,934)       (19)%


Income (loss) from discontinued operations,
     net of taxes                                 (4,559)                    (3,746)                      880
                                                ---------                  ----------                ----------

Net (loss)                                      $(14,658)                  $(28,945)                 $ (4,054)
                                                =========                  =========                 =========

We also manage long-lived assets by geographic region. The geographic distribution of our revenues and long-lived assets for the fiscal years ended March 31, 2002, 2001, and 2000 is as follows (in thousands):

                                                      YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                       MARCH 31,        MARCH 31,         MARCH 31,
                                                         2002             2001              2000
                                                   ---------------  ----------------  ---------------
                                                                     (in thousands)
Net Sales:
     United States                                 $       24,559   $        25,457   $       22,820
     Australia (discontinued operations)                    2,363             4,959            8,372
     South Africa (discontinued operations)                                                    1,090
     United Kingdom                                         2,550             2,256            3,832
                                                   ---------------  ----------------  ---------------
         Total net sales                           $       29,472   $        32,672   $       36,114
                                                   ===============  ================  ===============

Long-lived assets:
     United States                                 $       35,280   $        48,270   $       60,909
     Australia (discontinued operations)                                      1,370           11,471
     United Kingdom                                            22                59               75
                                                   ---------------  ----------------  ---------------
     Total long-lived assets                       $       35,302   $        49,699   $       72,455
                                                   ===============  ================  ===============

     Up to March 31, 2002, we classified our operations into two lines of business: retail solutions and training products. As revenues, results of operations and assets related to our training products subsidiary were below the threshold established for segment reporting, we consider our business for the fiscal year ended March 31, 2002 to have consisted of one reportable operating segment. Effective April 1, 2002, we operate under three strategic business units. Each of these units will be measured separately against their individual business plans.

Results of operations for fiscal 2002 reflect continued weakness in new license sales of our application software suites. As a result of our net losses, we experienced significant strains on our cash resources throughout the 2002 fiscal year.

     We have taken a number of affirmative steps to address our operating situation and liquidity problems, and to position us for improved results of operations.

     o In the third quarter of 2002, we completed an analysis of our operations and concluded that it was necessary to restructure the composition of our management and personnel. We were concerned that the new management team had not been able to close a number of new business opportunities or to raise capital. We were also concerned with general economic conditions, especially after the terrorist attacks of September 11, 2001, and the resulting ongoing hostilities in the world. Our CEO, Thomas A. Dorosewicz, and our CFO, Kevin M. O'Neill, elected to leave to pursue other interests, and both resigned from our board of directors. We appointed Barry M. Schechter, our Chairman, as Chief Executive Officer, and Jackie Tran, our Controller, as acting Chief Financial Officer. We also reduced our staff by a total of 20%, and restructured and refocused our sales force toward opportunities available in the current economic climate. This reorganization resulted in costs savings of approximately $3 million per year.

     o In the fourth quarter of 2001, we appointed experienced managers to manage our Island Pacific and SVI Store Solutions operations. We also appointed an experienced vice president of sales to the team.

     o We developed measurable budgets for each divisional operation so as to measure performance directly and maintain control over expenditures.

     o We restructured our application development efforts in concert with our new Marketing and Technology Management team to work more closely with customers for improvements to our offerings. We expect the result will be application technology that more closely meets the needs of our customers. Additionally, more of the costs of development may be offset against customer specific revenues.

     o We issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to ICM Asset Management, Inc. of Spokane, Washington, a significant beneficial owner of our common stock. In July 2002, we amended these notes to extend the maturity date and other provisions, and we replaced the warrants issued to these investors. See "Financing Transactions -- ICM Asset Management, Inc." below.

     o We relocated our principal executive offices to smaller and less expensive premises in Carlsbad, California.

     o We negotiated an extension of our senior bank lending facility to August 31, 2003. See "Liquidity and Capital Resources -- Contractual Obligations -- Union Bank" below.

     o We completed an integrated series of transaction with Softline to repay our subordinated note to Softline, to transfer to Softline our note received in connection with the sale of IBIS Systems Limited, and to issue new Series A Convertible Preferred securities in exchange for 10,700,000 SVI common shares. See "Financing Transactions -- Softline" below.

     o Our Australian subsidiary ceased operations in February 2002. See "Discontinued Operations" below.

     o In May 2002, we entered into a new two-year software development and services agreement with our largest customer, Toys "R" Us, Inc. Toys also agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 common shares. For a further details, see "Financing Transactions -- Toys "R" Us" below.

For a further discussion of our plans to address our net losses and negative working capital, see Note 1 to our Financial Statements included with this report.

DISCONTINUED OPERATIONS

     Due to the declining performance of our Australian subsidiary, we decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was however subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to the entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, we may be called upon to pay the deficiency under our guarantee to the bank. We have accrued $187,000 as the maximum amount of our potential exposure. The receiver has also claimed that we are obligated to it for inter-company balances of $636,000, but we do not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by us to the Australian subsidiary offsetting the amount claimed to be due. For further details, see "Liquidity and Capital Resources -- Contractual Obligations -- National Australia Bank" below.

     The disposal of our Australian subsidiary resulted in a loss of $3.2 million. The operating results of the Australian subsidiary are shown on our financial statements as discontinued operations with the prior period results restated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements:

     o REVENUE RECOGNITION. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses such as commissions and royalties. We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy.

         We license software under non-cancelable agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. We adopted Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, during the first quarter of 2000. SAB 101 provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 did not have a material impact on our licensing or revenue recognition practices.

         Software license revenue is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for our software licenses are due in installments within twelve months from the date of delivery. Where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Deferred revenue consists primarily of deferred license, prepaid services revenue and maintenance support revenue.

         Consulting services are separately priced, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Consulting services, which include project management, system planning, design and implementation, customer configurations, and training are billed on both an hourly basis and under fixed price contracts. Consulting services revenue billed on an hourly basis is recognized as the work is performed. On fixed price contracts, consulting services revenue is recognized using the percentage of completion method of accounting by relating hours incurred to date to total estimated hours at completion. We have from time to time provided software and consulting services under fixed price contracts that require the achievement of certain milestones. The revenue under such arrangements is recognized as the milestones are achieved.

         Customer support services include post contract support and the rights to unspecified upgrades and enhancements. Maintenance revenues from ongoing customer support services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the maintenance period. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon vendor-specific objective evidence of fair value.

     o ACCOUNTS RECEIVABLE. We typically extend credit to our customers. Software licenses are generally due in installments within twelve months from the date of delivery. Billings for customer support and consulting services performed on a time and material basis are due upon receipt. From time to time software and consulting services are provided under fixed price contracts where the revenue and the payment of related receivable balances are due upon the achievement of certain milestones. Management estimates the probability of collection of the receivable balances and provides an allowance for doubtful accounts based upon an evaluation of our customers ability to pay and general economic conditions.

     o VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $35.5 million as of March 31, 2002.

         In our 2003 fiscal year, Statement of Financial Accounting Standards
         (SFAS) No. 142, Goodwill and Other Intangible Assets became effective and as a result, we will cease to amortize approximately $14.8 million of goodwill. We had recorded approximately $2.2 million of amortization during fiscal 2002 and would have recorded approximately $2.2 million of amortization during fiscal 2003.

FINANCING TRANSACTIONS

     AMRO INTERNATIONAL, S.A.

     On October 24, 2000, the SEC declared effective a registration statement registering up to 700,000 shares of our common stock for resale by AMRO International, S.A. AMRO purchased 344,948 shares in March 2000 for approximately $2.9 million, and under the terms of the purchase agreement, was entitled to receive additional shares of our common stock if the average of the closing price of our stock for the five days preceding the effective date of the registration statement was less than $10.34. Pursuant to the repricing formula, we issued to AMRO 375,043 additional shares of common stock. We became obligated to pay to AMRO liquidated damages for late effectiveness of the registration statement in the amount of $286,000. AMRO agreed in March 2001 to accept 286,000 shares of common stock in satisfaction of the liquidated damages, and agreed to purchase an additional 214,000 shares of common stock for $214,000. In connection with this agreement, we issued AMRO a two-year warrant to purchase up to 107,000 shares of common stock at $1.50 per share. We may call the warrant for $0.001 per share if our common stock trades above $2.00 per share for twenty consecutive trading days and the warrant shares are registered with the SEC for resale or otherwise salable by AMRO without restriction. AMRO will have thirty days after the call to exercise the warrant, after which time the warrant will expire.

     We agreed to register all of the shares sold in March 2001, and those that we may sell under the warrant, with the SEC. We became obligated to pay to AMRO as liquidated damages the amount of $60,000. In April 2002, AMRO agreed to accept 140,000 shares of common stock in satisfaction of the liquidated damages.

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

     We also agreed to issue to each investor a warrant to purchase one common share at $1.50 for each two common shares purchased in the private placement (aggregate warrants exercisable into 1,470,590 option shares). We had the right to call 50% of the warrants, subject to certain conditions, if our common shares traded at a price above $2.00 per share for thirty consecutive days. We had the right to call the remaining 50% of the warrants, subject to certain conditions, if our common shares traded at a price above $3.00 per share for thirty consecutive days.

     We agreed to register all of the shares sold under the purchase agreement or the warrants with the SEC. Our agreement with the investors provided that if a registration statement was not effective on or before April 21, 2001, we would be obligated to issue two-year warrants to each investor, entitling the investor to purchase additional shares of our common stock at $0.85 per share. We filed a registration statement in January 2001 to register these shares, but it did not become effective. As of June 28, 2002, we had issued the investors warrants to purchase 1,249,997 common shares under this agreement.

     In May and June 2001, we issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to ICM. The notes were originally due August 30, 2001, and required interest at the rate of 12% per annum to be paid until maturity, with the interest rate increasing to 17% after maturity. Any portion of the unpaid amount of principal and interest was convertible at any time by the investors into common shares valued at $1.35 per share. We also agreed to issue to the investors three-year warrants to purchase 250 common shares for each $1,000 in notes purchased, at an exercise price of $1.50 per share.

     In July 2002, we agreed to amend the terms of the notes and warrants issued to the investors related to ICM. The investors agreed to replace the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. [We are required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002.] The investors agreed to reduce accrued interest and late charges on the original notes up to $85,000, and to accept the reduced amount in shares of our common stock valued at the average closing price of our shares on the American Stock Exchange for the 10 trading days prior to July 19, 2002. The new notes are convertible at the option of the holders into shares of our common stock valued at $0.60 per share. We do not have a right to prepay the notes.

     We also agreed that the warrants previously issued to the investors to purchase an aggregate of 2,996,634 shares at exercise prices ranging from $0.85 to $1.50, and expiring on various dates between December 2002 and June 2004, would be replaced by new warrants to purchase an aggregate of 1,580,244 shares at $0.60 per share, expiring July 19, 2007. We anticipate that warrants for an additional 36,451 shares will be exchanged for warrants for 19,756 shares on substantially identical terms. The replacement warrants are not callable by us.

     We also agreed to file a registration statement for the resale of all shares held by or obtainable by these investors. In the event such registration statement is not declared effective by the SEC within 120 days after July 17, 2002, we will be obligated to issue five-year penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. We will be obligated to issue additional penalty warrants for each 30 day period after such date in which the registration statement is not effective. No further penalty warrants will accrue from our original registration obligation.

     SOFTLINE

     In May 2002, we entered into an integrated series of transactions with Softline by which:

     1. We transferred to Softline the note received in connection with the sale of IBIS Systems Ltd.

     2. We issued to Softline 141,000 shares of newly-designated Series A Convertible Preferred Stock.

     3. Softline released us from approximately $12.3 million in indebtedness due to Softline under a promissory note.

     4. Softline surrendered 10,700,000 shares of the our common shares held by Softline.

     The Series A Preferred Stock has a stated value of $100 per share and is redeemable at our option any time prior to the maturity date of December 31, 2006 for 107% of the stated value and accrued and unpaid dividends. The shares are entitled to cumulative dividends of 7.2% per annum, payable semi-annually when, as and if declared by the board of directors. Softline may convert each share of Series A Preferred at any time into the number of common shares determined by dividing the stock stated value plus all accrued and unpaid dividends, by a conversion price initially equal to $0.80. The conversion price increases at an annual rate of 3.5% calculated on a semi-annual basis. The Series A Preferred Stock is entitled upon liquidation to an amount equal to its stated value plus accrued and unpaid dividends in preference to any distributions to our common stockholders. The Series A Preferred Stock has no voting rights prior to conversion into common stock, except with respect to proposed impairments of the Series A Preferred rights and preferences, or as provided by law. We have the right of first refusal to purchase all but not less than all of any shares of Series A Preferred Stock or common shares received on conversion which Softline may propose to sell to a third party, upon the same price and terms as the proposed sale to a third party. We also granted Softline certain registration rights for the common shares into which the Series A Preferred is convertible, including the right to demand registration on Form S-3 if such form is available to us and Softline proposes to sell at least $5 million of registrable common shares, and the right to include shares obtainable upon conversion of the Series A Preferred Stock in other registration statements we propose to file.

     These transactions were recorded for accounting purposes on January 1, 2002, the date when Softline took effective control of the IBIS note and ceased accruing interest on the Softline note. We did not recognize any gain or loss in connection with the disposition of the IBIS note or the other components of the transactions.

     TOYS "R" US

     In May 2002, Toys "R" Us agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 common shares. The purchase price is payable in installments through September 27, 2002. The note is non-interest bearing, and the face amount is payable in shares of our stock valued at $0.553 per share. The note is due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the development agreement between us and Toys entered into at the same time. We do not have the right to prepay the convertible note before the due date, but upon the due date, we may at our option pay the principal amount in cash rather than shares to the extent Toys did not earlier convert the note to shares. The face amount of the note is 16% of the $1.3 million purchase price as of May 29, 2002, and increases by 4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount is the full $1.3 million purchase price. The face amount will cease to increase if Toys terminates its development agreement with us for a reason other than our breach. The face amount will be zero if we terminate the development agreement due to an uncured breach by Toys of the development agreement.

     The warrant entitles Toys to purchase up to 2,500,000 of our common shares at $0.553 per share. The warrant is initially vested as to 400,000 shares as of May 29, 2002, and vests at the rate of 100,000 shares per month until February 28, 2004. The warrant will cease to vest if Toys terminates its development agreement with us for a reason other than our breach. The warrant will become entirely non-exercisable if we terminate the development agreement due to an uncured breach by Toys of the development agreement. Toys may elect a "cashless exercise" where a portion of the warrant is surrendered to pay the exercise price.

     The note conversion price and the warrant exercise price are each subject to a 10% reduction in the event of an uncured breach by us of certain covenants to Toys. These covenants do not include financial covenants. Conversion of the note and exercise of the warrant each require 75 days advance notice to us. As a result, under the rules of the SEC, Toys will not be considered the beneficial owner of the common shares into which the note is convertible and the warrant is exercisable until 15 days after it has given notice of conversion or exercise, and then only to the extent of such noticed conversion or exercise. We also granted Toys certain registration rights for the common shares into which the note is convertible and the warrant is exercisable, including the right to demand registration on Form S-3 if such form is available to us, and the right to include shares into which the note is convertible and the warrant is exercisable in other registration statements we propose to file.

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                              YEAR ENDED MARCH 31,
                                                           2002                       2001                       2000
                                                  -----------------------    ----------------------     -----------------------
                                                              PERCENTAGE                 PERCENTAGE                 PERCENTAGE
                                                   AMOUNT     OF REVENUE      AMOUNT     OF REVENUE      AMOUNT     OF REVENUE
                                                  ---------    ---------     ---------    ---------     ---------    ---------
Net sales                                         $ 27,109          100%     $ 27,713          100%     $ 26,652          100%
Cost of sales                                       10,036           37%        9,188           33%        6,421           24%
                                                  ---------    ---------     ---------    ---------     ---------    ---------
   Gross profit                                     17,073           63%       18,525           67%       20,231           76%

Expenses:
   Application development                           4,203           16%        5,333           19%        4,877           18%
   Depreciation and amortization                     6,723           25%        8,616           31%        7,250           27%
   Selling, general and administration              13,144           48%       18,037           65%       14,817           56%
   Impairment of intangible assets                                              6,519           24%
   Impairment of note receivable received in
      connection with the sale of IBIS
      Systems Ltd.                                                              7,647          (28)%
                                                  ---------    ---------     ---------    ---------     ---------    ---------
        Total expenses                              24,070           89%       46,152          167%       26,944          101%
                                                  ---------    ---------     ---------    ---------     ---------    ---------

 Loss from operations                               (6,997)         (26)%     (27,627)        (100)%      (6,713)         (25)%

Other income (expense)
   Interest income                                      10            0%          628            2%        1,074            4%
   Other income (expense)                              (46)           0%           63            0%         (206)          (1%)
   Interest expense                                 (3,018)         (11)%      (3,043)         (11)%      (1,493)          (6)%
   Gain (loss) on foreign currency translation          (9)           0%            2            0%          (10)           0%
                                                  ---------    ---------     ---------    ---------     ---------    ---------
      Total other expense                           (3,063)         (11)%      (2,350)          (8)%        (635)          (2)%
                                                  ---------    ---------     ---------    ---------     ---------    ---------
Loss before provision (benefit) for
   income taxes                                    (10,060)         (37)%     (29,977)        (108)%      (7,348)         (28)%

   Provision (benefit) for income taxes                 39            0%       (4,778)          17%       (2,414)           9%
                                                  ---------    ---------     ---------    ---------     ---------    ---------

(Loss) from continuing operations                  (10,099)         (37)%     (25,199)         (91)%      (4,934)         (19)%

Income (loss) from discontinued operations,
     net of taxes                                   (4,559)                    (3,746)                       880
                                                  ---------                  ---------                  ---------

Net (loss)                                        $(14,658)                  $(28,945)                  $ (4,054)
                                                  =========                  =========                  =========


FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

     NET SALES

     Net sales decreased slightly by $0.6 million, or 2%, to $27.1 million in the fiscal year ended March 31, 2002 from $27.7 million in the fiscal year ended March 31, 2001. Fiscal year 2001 revenues included recognition of $2.0 million in revenue from a one-time sale of technology rights which was signed in fiscal 2000.

     Fiscal 2002 was a challenging year in which to close new application license sales. We believe our difficulties initially arose from insufficient staffing of our sales force. Although we significantly increased the staffing of our sales force in the first quarter of fiscal 2002, the economic slowdown and the terrorist attacks of September 11, 2001, and the ongoing hostilities in the world increased the challenges faced by our sales force. In addition, our financial condition may have interfered with our ability to sell new application software licenses, as implementation of our applications generally requires extensive future services and support, and some potential customers have expressed concern about our financial ability to provide these ongoing services. We believe strongly that we provide and will continue to provide excellent support to our customers, as demonstrated by the continuing upgrade purchases by our top-tier established customer base. Significant sales growth may however depend in part on our ability to improve our financial condition.

     In October 2001, we took aggressive steps designed to improve sales of new application software licenses, and to streamline our operations around services to our existing customers. These steps included a restructuring of our operations and repositioning of the sales force to better focus on the historical markets of our retail enterprise solution and our retail store solution. This strategy has permitted us to reduce overhead expenses, while allowing us to target those markets most likely to result in sales in the current economic climate. Our newly focused sales force has also begun to aggressively market individual modules within our suites. These modules have been improved through modification services performed for existing customers, and may now be marketed as separate applications to new customers. These modules are suited to those potential customers looking for incremental upgrades to their systems at a substantially lower cost, and with a substantially reduced implementation commitment, than an upgrade to our full suite would require. We intend to add additional sales personnel at such time as the economic climate and market for our products permits.

     In July 2001, we entered into an agreement to expand our current professional services activities with Toys "R" Us significantly through September 2003. In May 2002, we entered into a new development agreement with Toys for the provision of development services through February 2004. We expect the overall dollar amount of professional services we perform for Toys in 2003 to be comparable to fiscal 2002, and to continue to be a significant source of professional services revenues in fiscal 2004. Toys accounted for 42% of our net sales in fiscal 2002 compared to 29% of net sales in fiscal 2001.

     COST OF SALES/GROSS PROFIT

     Cost of sales increased $0.8 million, or 9%, to $10.0 million in the fiscal year ended March 31, 2002 from $9.2 million in the fiscal year ended March 31, 2001. Gross profit as a percentage of net sales decreased to 63% in fiscal 2002 from 67% in fiscal 2001. The decrease in gross profit margin was due to a further shift in the sales mix from high margin application licenses to lower margin software modification and professional services. During fiscal 2002, application technology license revenues represented 17% of net sales and related services represented 76% of net sales, compared to 25% and 69% of net sales, respectively, of net sales during fiscal 2001.

     Cost of sales for fiscal 2002 and 2001 included $3.6 million and $3.4 million, respectively, in costs associated with the development or modification of modules for Toys "R" Us, including the use of higher cost outsource development services (subcontractors) for certain components of the overall project. These costs are neither capitalized nor included in application technology development expenses, but we consider them to be part of our overall application technology development program.

     APPLICATION DEVELOPMENT EXPENSE

     Application development expense for the fiscal year ended March 31, 2002 was $4.2 million as most development expenditures were client funded compared to $5.3 million for the fiscal year ended March 31, 2001, a decrease of 21%. The decrease reflects a shift toward customer-funded development expenses. For a further discussion of our application technology development program, see "Description of Business" under the heading "Application Technology
Development" above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased by $4.9 million, or 27%, to $13.1 million compared to $18.0 million in the fiscal year ended March 31, 2001. The decrease was due to the following:

     o Personnel reduction implemented in the fourth quarter of 2001 and third quarter of 2002 and control of expenditures.

     o    A $0.9 million reserve for bad debts in fiscal 2001.

     During the third quarter of 2002, we completed an analysis of our operations and concluded that it was necessary to restructure the composition of our management and personnel. We anticipated that the restructuring would result in an approximately $3.0 million annual reduction in our expense levels compared to expenses prior to implementation of the plan. To the extent resources are available, we expect to slowly increase our expense levels in fiscal 2003 from the reduced level after the reductions in the third quarter of fiscal 2002. Additional planned expenditures are for the building of our sales force and for additions to our Professional Services group for US and UK retail operations as new licenses and services are sold.

     EARNINGS (LOSS) FROM CONTINUING OPERATIONS AND BEFORE INTEREST EXPENSE, INCOME TAXES, DEPRECIATION, AMORTIZATION AND IMPAIRMENTS

     The loss from continuing operations and before interest expense, income taxes, depreciation, amortization, and impairments of intangible assets and notes receivable was $0.3 million for the year ended March 31, 2002 as compared to a comparable loss from continuing operations of $4.2 million in the year ended March 31, 2001, representing an improvement of $3.9 million. The gross profit for the year decreased by $1.5 million and other income by $3.9 million, but was offset by improvements primarily from reduced application development expenses in the amount of $1.1 million, and reduced selling, general and administrative expenses of $4.9 million.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased by $1.9 million, or 22%, to $6.7 million in the fiscal year ended March 31, 2002 from $8.6 million in the fiscal year ended March 31, 2001. The decrease reflected the reduction in the base amounts of goodwill and capitalized software assets resulting from the recognition of impairments of those assets in the fourth quarter of fiscal 2001. As a result of the implementation of SFAS No. 142, we will not amortize goodwill in fiscal 2003. We will likely however record impairment charges based upon the transitional analysis of goodwill impairment required by SFAS 142, and we may record impairment charges based upon the impairment testing procedures required by SFAS 144.

     INTEREST INCOME AND EXPENSE

     Interest expense was $3.0 million in the fiscal years ended March 31, 2002 and 2001.

     Interest income decreased $0.6 million to $0.1 million in fiscal 2002, compared to $0.7 million in fiscal 2001 due to cessation of the accrual of interest income on the note receivable received in connection with the sale of IBIS after the second quarter of fiscal 2001.

     DISCONTINUED OPERATIONS

     Loss from discontinued operations in fiscal 2002 was $4.6 million, which included $1.4 million of net loss from Australian operations and $3.2 million of loss on disposal. Loss from discontinued operations in fiscal 2001 was $3.7 million. Net sales from Australian operations decreased from $5.0 million in fiscal 2001 to $2.4 million in fiscal 2002.

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

     NET SALES

     Net sales increased by $1.0 million, or 4%, to $27.7 million in the fiscal year ended March 31, 2001 from $26.7 million in the fiscal year ended March 31, 2000. Fiscal year 2001 revenues included recognition of $2.0 million in revenue from a one-time sale of technology rights which was signed in fiscal 2000. In addition to those factors, the decrease in net sales was principally due to a $1.6 million decrease in revenue from our United Kingdom retail operations reflecting a substantial decrease in new application license sales.

     The substantial decrease in new application license sales was due in part to our inability to close several larger application license transactions in our sales pipeline.

     COST OF SALES/GROSS PROFIT

     Cost of sales increased $2.8 million, or 43%, to $9.2 million in the fiscal year ended March 31, 2001 from $6.4 million in the fiscal year ended March 31, 2000. Gross profit as a percentage of net sales decreased to 67% in fiscal 2001 from 76% in fiscal 2000. The decrease in gross profit margin was due to a shift in the sales mix from high margin application licenses to lower margin software modification and professional services. During fiscal 2001, application technology license revenues represented 23% of net sales and related services represented 77% of net sales, compared to 30% and 70% of net sales, respectively, of net sales during fiscal 2000.

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

     APPLICATION DEVELOPMENT EXPENSE

     Application development expense for the fiscal year ended March 31, 2001 was $5.3 million compared to $4.9 million for the fiscal year ended March 31, 2000, an increase of 8%. During fiscal 2001, we continued our application technology development program begun in fiscal 2000 to improve and integrate our application software. For a further discussion of our application technology development program, see "Description of Business" under the heading "Application Technology Development" above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by $3.2 million, or 22%, to $18.0 million compared to $14.8 million in the fiscal year ended March 31, 2000. The increase was due to the following:

     o One-time personnel reduction charge of $0.9 million in the fourth quarter associated with the reorganization of our SVI Retail operations in Irvine and San Diego, California.

     o    An increase in professional fees and allowances of $1.1 million.

     o Increased personnel expense, in part due to our acquisition of MarketPlace Systems Corporation.

     EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE, INCOME TAXES, DEPRECIATION, AMORTIZATION AND IMPAIRMENTS

     The loss from continuing operations before interest expense, income taxes, depreciation, amortization and impairments of intangible assets and notes receivable was $4.2 million for the year ended March 31, 2001 as compared to a comparable profit from continuing operations of $1.4 million in the year ended March 31, 2000, representing a reduction of $5.6 million. The gross profit for the year decreased by $1.7 million and other income by $0.2 million; application development expenses increased by $0.5 million and selling, general and administrative expenses increased by $3.2 million.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased by $1.3 million, or 18%, to $8.6 million in the fiscal year ended March 31, 2001 from $7.3 million in the fiscal year ended March 31, 2000. The increase was due to the amortization of software purchased in connection with the acquisition of MarketPlace Systems Corporation in March 2000, and to amortization of capitalized software that was made available for sale in fiscal 2001.

     IMPAIRMENT OF ASSETS

     Our March 31, 2001 balance sheet includes a $7.0 million note receivable. This note was secured by 1,536,000 shares or approximately 11% of the outstanding common stock of Integrity Software, Inc. We do not believe the obligor under the note has significant assets other than the Integrity shares securing the note. The obligor is an entity affiliated with Integrity, and its ability to sell the Integrity shares to repay the note is limited by law and by market conditions. During the fiscal year ended March 31, 2001, we determined that the value of this note receivable was impaired, and we wrote off a total of $7.6 million as a valuation allowance. We obtained an independent valuation of the Integrity shares securing the note at March 31, 2001, which supported the value shown on our March 31, 2001 balance sheet. This note and the shares securing it were transferred to Softline effective January 1, 2002. See "Financing Transactions -- Softline" above.

     We also recorded in the fourth quarter of fiscal 2001 an impairment of $6.5 million in capitalized software and goodwill associated with Australian operations. In determining the amount of impairment, we compared the net book value of the long-lived assets associated with the Australian subsidiary, primarily consisting of recorded goodwill and software intangibles, to their estimated fair values. Fair values were estimated based on anticipated future cash flows of the Australian operations, discounted at a rate commensurate with the risk involved.

     INTEREST INCOME AND EXPENSE

     Interest expense increased $1.5 million, or 100%, to $3.0 million in the fiscal year ended March 31, 2001 from $1.5 million in the fiscal year ended March 31, 2000. The increase was due to inclusion for the full 2001 fiscal year of interest from indebtedness incurred in June 1999 to purchase Island Pacific, and an increase in our average interest rate to 12% in fiscal 2001 compared to 9% in fiscal 2000. The increase also included $0.5 million in amortized loan refinancing costs, including $0.2 million of amortized loan cost reimbursement to Softline.

     Interest income decreased $0.5 million to $0.6 million in fiscal 2001, compared to $1.1 million in fiscal 2000 due to decreased cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS

     During the fiscal year ended March 31, 2002, we financed our operations using cash on hand, internally generated cash, cash from the issuance of convertible notes and loans from an entity affiliated with Donald S. Radcliffe, a director. During the fiscal year ended March 31, 2001, we financed our operations using cash on hand, internally generated cash, cash from the sale of common stock, proceeds from the exercise of options, lines of credit and loans from each of Softline, a subsidiary of Softline and Barry M. Schechter, our Chairman. During the fiscal year ended March 31, 2000, we financed our operations through internally generated cash, proceeds from bank and other loans (including a loan from a major stockholder), proceeds from the sale of common stock and the exercise of options, and bank lines of credit. At March 31, 2002 and 2001, we had cash of $1.3 million.

     Operating activities provided cash of $1.6 million in the fiscal year ended March 31, 2002 and used cash of $2.4 million in the fiscal year ended March 31, 2001 and $2.3 million in the fiscal year ended March 31, 2000. Cash provided for operating activities in fiscal 2002 resulted primarily from $2.5 million decrease in accounts receivable and other receivables, $1.6 million increase in deferred revenue, $7.1 million in non-cash depreciation and amortization, $3.2 million of loss on disposal of Australian operations, $2.3 million increase in interest payable and $1.0 million in non-cash charges for stock-based compensation and interest related to convertible notes due stockholders; offset by $14.7 million of net losses and $1.9 million decrease in accounts payable and accrued expenses. Cash used for operating activities in fiscal 2001 resulted primarily from $28.9 million of net losses, a $4.4 million decrease in net deferred tax liability and a $4.4 million decrease in deferred revenue; offset by $16.5 million in non-cash impairments of assets, $9.5 million in non-cash depreciation and amortization, a $5.1 million decrease in accounts receivable, and a $4.4 million increase in accounts payable and accrued expenses. Cash used for operating activities during fiscal year 2000 primarily resulted from a $4.1 million net loss, a $4.6 million increase in accounts receivable and other receivables, a $0.6 million decrease in accounts payable and accrued expenses, a $0.8 million increase in interest receivable, a $2.6 million decrease in income tax payable, and a $2.6 million increase in deferred income taxes liability; offset in part by $7.9 million of non-cash depreciation and amortization expense and a $5.0 million increase in deferred revenue.

     Accounts receivable decreased during fiscal year 2002 primarily due to a write-off of $367,000 in receivables in connection with the discontinuation of Australian operations in February 2002 and a significant improvement in collection efforts. Accounts receivable decreased during fiscal year 2001 primarily due to payment during fiscal 2001 of $2.0 million from the one-time sale of technology rights during fiscal 2000, the write-off during the fourth quarter of fiscal 2001 of the $1.6 million outstanding balance remaining from the one-time sale of technology rights and a decrease in trade receivables aged over 30 days as a result of improvement in collection efforts. Accounts receivable increased during fiscal year 2000 primarily due to the inclusion of Island Pacific accounts receivable of $4.0 million at March 31, 2000 and the $3.3 million total receivable associated with the non-recurring sale of technology rights. Accounts receivable balances fluctuate significantly due to a number of factors including acquisitions and dispositions, seasonality, shifts in customer buying patterns, contractual payment terms, the underlying mix of applications and services sold, and geographic concentration of revenues.

     Investing activities used cash of $0.7 million, $3.0 million, and $36.5 million in the fiscal years ended March 31, 2002, 2001 and 2000. Investing activities during fiscal 2002 included a $0.4 million increase in capitalized software development costs and $0.3 million in furniture and equipment purchases. Investing activities during fiscal year 2001 included a $2.5 million increase in purchase of software and capitalized software development costs and $0.5 million in furniture and equipment purchases. Investing activities during fiscal year 2000 included a $33.8 million net cash payment for the acquisition of Island Pacific, $1.8 million in software purchases and capitalized software development costs and $0.8 million in capital expenditures.

     Financing activities used cash of $0.8 million in the fiscal year ended March 31, 2002 and provided cash of $1.9 million and $30.9 million in the fiscal years ended March 31, 2001 and 2000. Financing activities during fiscal year 2002 included $1.2 million in note payments and $0.8 million decrease in amounts due to stockholders; offset in part by $1.3 million in proceeds from issuance of convertible notes. Financing activities during fiscal year 2001 included $3.8 million in proceeds from the sale of common stock, $9.9 million increase in amounts due to stockholders and $1.6 million in proceeds from lines of credit, offset by $13.2 million in note payments. Financing activities during fiscal year 2000 included $18.5 million in proceeds from loans obtained to acquire Island Pacific, $9.6 million in proceeds from the exercise of options and private sale of common stock and $2.3 million in proceeds from lines of credit, offset in part by $1.5 million in loan payments.

     Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $0.1 million in the fiscal years ended March 31, 2002 and 2001 and $0.3 million in the fiscal year ended March 31, 2000.

     CONTRACTUAL OBLIGATIONS

     THE FOLLOWING TABLE SUMMARIZES OUR CONTRACTUAL OBLIGATIONS, INCLUDING PURCHASE COMMITMENTS AT MARCH 31, 2002, AND THE EFFECT SUCH OBLIGATIONS ARE EXPECTED TO HAVE ON OUR LIQUIDITY AND CASH FLOW IN FUTURE PERIODS.


                                                            For the fiscal years ending March 31,
                                                            -------------------------------------
Contractual Obligations                      2003            2004            2005            2006        Thereafter
-----------------------                      ----            ----            ----            ----        ----------
                                                                        (in thousands)
Operating leases                            $  752          $  724          $  704          $  192          $    7
Capital leases                              $   73          $   18
Term loans                                  $  833          $7,345
Convertible notes due stockholders          $               $1,421
Demand loans due stockholders               $  618
Payables aged over 90 days                  $  449
Other long-term obligations                 $  200
                                            ------          ------          ------          ------          ------
   Total contractual obligations            $2,925          $9,508          $  704          $  192          $    7
                                            ======          ======          ======          ======          ======

                                                        For the fiscal years ending March 31,
                                                        -------------------------------------
Other Commercial Commitments                2003          2004         2005         2006      Thereafter
----------------------------                ----          ----         ----         ----      ----------
                                                                  (in thousands)
Guarantees                                  $  187


UNION BANK

On June 29, 2001, we entered into an amended and restated loan agreement with Union Bank with respect to the $7.4 million owing under the our term loan. The maturity date under the restated agreement was May 1, 2002, but we had a right to extend that date to November 1, 2002 if we satisfied certain conditions, including our achieving certain earnings targets. We are required to pay monthly interest at 5% over the bank reference rate, increased by an additional 2% for late payments of principal and interest. We were required to make an initial $210,000 principal payment in August 2001, and monthly principal payments of $50,000 beginning October 1, 2001. Monthly principal payments were to increase to $100,000 on May 1, 2002 upon an extension of the maturity date. We had difficulty making both interest and principal payments during fiscal 2002, and the bank extended on several occasions the due dates for required payments. We are required to use any proceeds in excess of $6 million we receive from private equity placements to reduce principal under the loan. We are also prohibited from making any payments on certain subordinated obligations, including the ICM convertible notes. The entire amount owed to the bank is secured by substantially all of our assets and those of our subsidiaries and 10,700,000 shares of our treasury stock. The restated agreement also contains limitations on acquisitions, investments and other borrowings.

     We agreed to pay the bank a loan restructuring fee of $200,000, originally due May 1, 2002 (or if the maturity date is extended, $150,000 on May 1, 2002 and $50,000 on November 1, 2002), but the fee would be waived if we discharged the loan before May 1, 2002. We are also required to reimburse the bank for certain other expenses incurred during the term of the loan.

     On March 18, 2001, the loan agreement was amended to release certain collateral from the pledge to Union Bank, and to instead pledge to the bank the 10,700,000 shares of our common stock surrender by Softline in the related recapitalization transactions with Softline described above under the heading "Financing Transactions -- Softline." The released collateral was our shares in our Australian subsidiary, and the IBIS note and related shares of Integrity Software.

     On May 21, 2002, the bank further amended the agreement to extend the maturity date to May 1, 2003 and to revise other terms and conditions. We agreed to pay to the bank $100,000 as a loan extension fee, payable in four monthly installments of $25,000 each commencing on June 30, 2002. If we failed to pay any installment when due, the loan extension fee was to increase to $200,000, and the monthly payments were to increase accordingly. We also agreed to pay all overdue interest and principal by June 30, 2002, and to pay monthly installments of $24,000 commencing on June 30, 2002 and ending April 30, 2003 for the bank's legal fees.

     We were not able to make the payments required in June 2002. We were also out of compliance with certain financial covenants as of June 28, 2002. Effective July 16, 2002, the bank further amended the restated term loan agreement, and waived the then existing defaults. Under this third amendment to the restated agreement, the bank agreed to waive the application of the additional 2% interest rate for late payments of principal and interest, and to waive the additional $100,000 refinance fee required by the second amendment. The bank also agreed to convert $361,000 in accrued and unpaid interest and fees to term loan principal, and we executed a new term note in total principal amount of $7.2 million. We are required to make a principal payment of $35,000 on October 15, 2002, principal payments of $50,000 on each of November 15, 2002 and December 15, 2002, and consecutive monthly principal payments of $100,000 each on the 15th day of each month thereafter through August 15, 2003. The entire amount of principal and accrued interest is due August 31, 2003. The bank also agreed to eliminate certain financial covenants and to ease others, and we are in compliance with the revised covenants.

     We also agreed to issue a contingent warrant to an affiliate of the bank to purchase up to 4.99% of the number of outstanding common shares on January 2, 2003 for $0.01 per share. The warrant will be issued exercisable for shares equal to 1% of our outstanding common stock on January 2, 2003, and will become exercisable for shares equal to an additional 0.5% of our outstanding common stock on the first day each month thereafter, until it is exercisable for the full 4.99% of our outstanding common stock. The warrant will not become exercisable to the extent that we have discharged in full our bank indebtedness prior to a vesting date. Accordingly, the warrant will not become exercisable for any shares if we discharge our bank indebtedness in full prior to January 2, 2003; and if the warrant does become partially exercisable on such date, it will cease further vesting as of the date we discharge in full the bank indebtedness.

     NATIONAL AUSTRALIA BANK LIMITED

     Our Australian subsidiary maintained an AUS$1,000,000 (approximately US$510,000) line of credit facility with National Australia Bank Limited. The facility was secured by substantially all of the assets of our Australian subsidiary, and we have guaranteed all amounts owing on the facility. In April 2001, we received a formal demand under our guarantee for the full AUS$971,000 (approximately US$495,000) then alleged by the bank to be due under the facility. Due to the declining performance of our Australian subsidiary, we decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was however subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to the entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, we may be called upon to pay the deficiency under our guarantee to the bank. We have accrued $187,000 as the maximum amount of our potential exposure. The receiver has also claimed that we are obligated to it for inter-company balances of $636,000, but we do not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by us to the Australian subsidiary offsetting the amount claimed to be due.

     OTHER INDEBTEDNESS, INCLUDING RELATED PARTIES

     In connection with our acquisition of Island Pacific, we also borrowed $2.3 million with no stated maturity date from three entities in June 1999. $1.5 million of such amount was borrowed from Claudav Holdings Ltd. B.V., a significant stockholder. The balance due on these loans at March 31, 2002 was $0.6 million. The loans bear interest at the prime rate and are due upon demand.

     We issued convertible notes to entities related to ICM Asset Management, Inc., which notes are to be amended in July 2002. See "Financing Transactions -- ICM Asset Management, Inc." above.

     In May 2001, December 2001 and May 2002, we borrowed $50,000, $125,000 and $70,000 from World Wide Business Centres, a company affiliated with Donald S. Radcliffe, a director, to meet payroll expenses. These amounts were repaid together with interest at the then-effective prime rate, promptly as revenues were received, and are paid in full as of the date of this report.

     CASH POSITION

     As a result of our indebtedness and net losses for the past three years, we have experienced significant strains on our cash resources. In order to manage our cash resources, we reduced expenses and discontinued our Australian operations. We have also extended payment terms with many of our trade creditors wherever possible, and we have diligently focused our collection efforts on our accounts receivable. We had a negative working capital of $5.3 million and $2.8 million at March 31, 2002 and 2001, respectively.

     We were unable to make timely, monthly rent payments due for our Irvine and Carlsbad facilities during the first quarter of fiscal 2003. We renegotiated rent terms with the landlords of our Irvine and Carlsbad facilities in June 2002, and we are currently in compliance with the renegotiated terms.

     As discussed above, we renegotiated on several occasions our agreements with Union Bank after we were unable to make payments which would have otherwise been required under these agreements. Other than cash on hand, we have no unused sources of liquid assets.

     Management has been actively engaged in attempts to resolve our liquidity problems. We negotiated extensions of the maturity of our major indebtedness to the second quarter of fiscal 2004, and as a result, we believe we will have sufficient cash to remain in compliance with our debt obligations, and meet our critical operating obligations, for the next twelve months. We are nonetheless actively seeking a private equity placement to help discharge aged payables, pursue growth initiatives and prepay bank indebtedness. We have no binding commitments for funding at this time. Financing may not be available on terms and conditions acceptable to us, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. We evaluate the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. Pursuant to SFAS 142, amortization of goodwill and assembled workforce intangible assets recorded in business combinations prior to June 30, 2001 ceased effective March 31, 2002. Goodwill resulting from business combinations completed after June 30, 2001, will not be amortized. We recorded amortization expense of approximately $2.2 million on goodwill during the fiscal year ended March 31, 2002. We currently estimate that application of the non-amortization provisions of SFAS 142 will reduce amortization expense and increase net income by approximately $2.2 million in fiscal 2003.

     We will test goodwill and intangible assets with indefinite lives for impairment during the 2003 fiscal year and any resulting impairment charge will be reflected as a cumulative effect of a change in accounting principle. Under SFAS 142, we are required to screen goodwill for potential impairment by September 30, 2002 and measure the amount of impairment, if any, by March 31, 2003. As of July 16, 2002, we have completed the transitional analysis of intangible asset impairment required by SFAS 142, and we will record in the first quarter of fiscal 2003 impairments of $0.6 million, $1.2 million and $0.2 million to goodwill, capitalized software and non-compete agreements, respectively, as a cumulative change in accounting principles.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. The adoption of SFAS No. 143 did not have a significant impact on our consolidated financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value cost to sell. Additionally SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The accounting prescribed in SFAS 144 was applied in connection with the disposal of our Australian subsidiary.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We do not expect adoption of SFAS No. 145 to have material impact, if any, on its financial position or results or operations.

     In November 2001, the FASB issued a Staff Announcement Topic D-103 ("Topic D-103"), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Currently, we classify reimbursed out-of-pocket expenses as a reduction in cost of consulting services. We are required to adopt the guidance of Topic D-103 in the first quarter of fiscal year 2003 and our consolidated statements of operations for prior periods will be reclassified to conform to the new presentation. The adoption of Topic D-103 will result in an increase in reported net sales and cost of sales; however, it will not affect net income or loss in any past or future periods.


BUSINESS RISKS

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

WE INCURRED LOSSES IN FISCAL YEARS 2002, 2001 AND 2000.

     We incurred losses of $14.7 million, $28.9 million and $4.1 million in the fiscal years ended March 31, 2002, 2001 and 2000. The losses in the past two years have generally been due to difficulties completing sales for new application software licenses, the resulting change in sales mix toward lower margin services, and debt service expenses. We will need to generate additional revenue to achieve profitability in future periods. Failure to achieve profitability, or maintain profitability if achieved, may have a material adverse effect on our business and stock price.

WE HAVE NEGATIVE WORKING CAPITAL, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

     At March 31, 2002 and 2001, we had negative working capital of $5.3 million and $2.8 million, respectively. We have had difficulty meeting operating expenses, including interest payments on debt, lease payments and supplier obligations. We have at times deferred payroll for our executives offices, and borrowed from related parties to meet payroll obligations. We have extended payment terms with our trade creditors wherever possible.

     As a result of extended payment arrangements with suppliers, we may be unable to secure products and services necessary to continue operations at current levels from these suppliers. In that event, we will have to obtain these products and services from other parties, which could result in adverse consequences to our business, operations and financial condition.

OUR NET SALES HAVE DECLINED. WE EXPERIENCED A SUBSTANTIAL DECREASE IN APPLICATION SOFTWARE LICENSE SALES. OUR GROWTH AND PROFITABILITY IS DEPENDENT ON THE SALE OF HIGHER MARGIN LICENSES.

     Our net sales decreased by 2% in the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001. Net sales for the fiscal year ended March 31, 2001 decreased 4% compared to the fiscal year ended March 31, 2000. We experienced a substantial decrease in application license software sales, which typically carry a much higher margin than other revenue sources. We must improve new application license sales to become profitable. We have taken steps to refocus our sales strategy on core historic competencies, but our typically long sales cycles make it difficult to evaluate whether and when sales will improve. We cannot be sure that the decline in sales has not been due to factors which might continue to negatively affect sales.

OUR FINANCIAL CONDITION MAY INTERFERE WITH OUR ABILITY TO SELL NEW APPLICATION SOFTWARE LICENSES.

     Future sales growth may depend on our ability to improve our financial condition. Our current financial condition has made it more difficult for us to complete sales of new application software licenses. Because our applications typically require lengthy implementation and extended servicing arrangements, potential customers require assurance that these services will be available for the expected life of the application. These potential customers may defer buying decisions until our financial condition improves, or may choose the products of our competitors whose financial condition is or is perceived to be stronger. Customer deferrals or lost sales will adversely affect our business, financial conditions and results of operations.

OUR SALES CYCLES ARE LONG AND PROSPECTS ARE UNCERTAIN. THIS MAKES IT DIFFICULT FOR US TO PREDICT REVENUES AND BUDGET EXPENSES.

     The length of sales cycles in our business makes it difficult to evaluate the effectiveness of our sales strategies. Our sales cycles historically ranged from three to twelve months, which caused significant fluctuations in revenues from period to period. Due to our difficulties in completing new application software sales in recent periods and our refocused sales strategy, it is difficult to predict revenues and properly budget expenses.

     Our software applications are complex and perform or directly affect mission-critical functions across many different functional and geographic areas of the retail enterprise. In many cases, our customers must change established business practices when they install our software. Our sales staff must dedicate significant time consulting with a potential customer concerning the substantial technical and business concerns associated with implementing our products. The purchase of our products is often discretionary, so lengthy sales efforts may not result in a sale. Moreover, it is difficult to predict when a license sale will occur. All of these factors can adversely affect our business, financial condition and results of operations.

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

WE HAVE SUBSTANTIAL DEBT WHICH ADVERSELY AFFECTS US.

     We have a substantial amount of debt, including the following as of July 15, 2002:

     o A $7.2 million term loan from Union Bank due August 31, 2003. The term loan is secured by substantially all of our assets and 10,700,000 shares of our treasury stock.

     o    $0.6 million due to stockholders on demand.

     o $1.25 million in convertible notes to be reissued in July 2002 to entities related to ICM Asset Management due September 30, 2003.

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

     During the past three fiscal years, we renegotiated on several occasions our agreements with Union Bank after we were unable to make payments required under these agreements. Union Bank may not be willing to renegotiate our indebtedness in the future if we are unable to make required payments. We will likely need outside sources of capital to make the required pay our Union Bank obligations upon maturity.

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

FLUCTUATIONS IN INTEREST RATES COULD INCREASE OUR INTEREST EXPENSE AND REDUCE CASH AVAILABLE FOR OTHER PURPOSES.

     Our indebtedness with Union Bank and some of our other indebtedness require us to pay interest based on a rate which floats with market interest rates. If market interest rates increase, our interest expense will increase, which will reduce our earnings and reduce cash available for other purposes. At March 31, 2002, our total borrowings subject to variable interest rates was $7.5 million. Based on this balance, a one percent increase in interest rates would cause a change in interest expense of approximately $75,000 on an annual basis.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

     Our cash from operations has not been sufficient to meet our operational needs, and we have relied on capital from related parties. A company affiliated with Donald S. Radcliffe, one of our directors, made short-term loans to us in fiscal 2002 and in the first quarter of fiscal 2003 to meet payroll when cash on hand was not sufficient. Softline loaned us $10 million to make a required principal payment on our Union Bank term loan in July 2000. A subsidiary of Softline loaned us an additional $600,000 in November 2000 to meet working capital needs. This loan was repaid in February 2001, in part with $400,000 we borrowed from Barry M. Schechter, our Chairman. We borrowed an additional $164,000 from Mr. Schechter in March 2001 for operational needs related to our Australian subsidiary.

     We may not be able to obtain capital from related parties in the future. Neither Softline, Mr. Schechter, Mr. Radcliffe nor any other officers, directors, stockholders or related parties are under any obligation to continue to provide cash to meet our future liquidity needs.

WE NEED TO RAISE CAPITAL TO REPAY DEBT AND GROW OUR BUSINESS. OBTAINING THIS CAPITAL COULD IMPAIR THE VALUE OF YOUR INVESTMENT.

     We need to raise capital to discharge our aged payables and grow our business. We will also likely need to raise capital to pay our Union Bank obligations upon maturity in August 2003. We may also need to raise further capital to:

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

     Goodwill, capitalized software, non-compete agreements and other intangible assets represent 89% of our total assets as of March 31, 2002 and represent more than our stockholders' equity. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline.

     Any such impairments will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

     Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 17%, 22% and 37% of our net sales were outside North America, principally in Australia and the United Kingdom, in the fiscal years ended March 31, 2002, 2001 and 2000, respectively. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

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

WE HAVE A SINGLE CUSTOMER REPRESENTING A SIGNIFICANT AMOUNT OF OUR BUSINESS.

     Toys "R" Us, accounted for 42%, 29% and 15% of our net sales for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. While we have a development agreement with this customer, Toys has the right to terminate the agreement without cause with limited advance notice. A reduction, delay or cancellation of orders from Toys "R" Us would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys "R" Us or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

IF WE LOSE THE SERVICES OF ANY MEMBER OF OUR SENIOR MANAGEMENT OR KEY TECHNICAL AND SALES PERSONNEL, OR IF WE ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED.

     We are heavily dependent on Barry M. Schechter, our CEO, and on other key management personnel. Mr. Schechter has an employment agreement with us. Mr. Schechter's employment agreement expires September 30, 2003 and may be terminated on 14 days notice. We also believe our future success will depend largely upon our ability to attract and retain highly-skilled software programmers, managers, and sales and marketing personnel. Competition for personnel is intense, particularly in international markets. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We compete against numerous companies, including larger, more established companies, for our personnel. We may not be successful in attracting or retaining skilled sales, technical and managerial personnel. The loss of key employees or our inability to attract and retain other qualified employees could negatively affect our financial performance and cause our stock price to decline.

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

     The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the retail industry may be consolidating, and it is uncertain how consolidation will affect the industry. The retail industry as a whole is currently experiencing increased competition and weakening economic conditions that could negatively impact the industry and our customers' ability to pay for our products and services. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition. Weakening economic conditions and the September 11, 2001 terrorist attack have adversely impacted sales of our software applications, and we believe mid-tier specialty retailers may be reluctant during the current economic slowdown to make the substantial infrastructure investment that generally accompanies the implementation of our software applications.

THERE MAY BE AN INCREASE IN CUSTOMER BANKRUPTCIES DUE TO WEAK ECONOMIC
CONDITIONS

     We have in the past and may in the future be impacted by customer bankruptcies. During weak economic conditions, such as those currently being experienced in many geographic regions around the world, there is an increased risk that certain of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed, and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers which file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be less certain or harder to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

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

IF WE CANNOT EXPAND INTO CERTAIN MARKET SECTORS, WE MAY NOT BE ABLE TO GROW OUR BUSINESS.

     In order to grow our business, we need to expand our customer base and the types and size of retailers we serve. We currently serve only the specialty goods, mass merchants and department store markets. Our applications and services may not gain acceptance in or meet the expectations and needs of other types and size of retailer or other sectors.

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

     We could be forced to reduce prices and suffer reduced margins and market share due to increased competition from providers of offerings similar to, or competitive with, our applications, or from service providers that provide services similar to our services. Competition could also render our technology obsolete. For a further discussion of competitive factors in our industry, see "Description of Business" above under the heading "Competition."

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

OUR PROPRIETARY RIGHTS OFFER ONLY LIMITED PROTECTION AND OUR COMPETITORS MAY DEVELOP APPLICATIONS SUBSTANTIALLY SIMILAR TO OUR APPLICATIONS AND USE SIMILAR TECHNOLOGIES WHICH MAY RESULT IN THE LOSS OF CUSTOMERS. WE MAY HAVE TO BRING COSTLY LITIGATION TO PROTECT OUR PROPRIETARY RIGHTS.

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

SOFTLINE LIMITED OWNS OR HAS THE RIGHT TO ACQUIRE A CONTROLLING PERCENTAGE OF OUR COMMON STOCK, SO WE MAY BE EFFECTIVELY CONTROLLED BY SOFTLINE AND OUR OTHER STOCKHOLDERS ARE UNABLE TO AFFECT THE OUTCOME OF STOCKHOLDER VOTING.

     Softline Limited beneficially owns 56.7% of our outstanding common stock, including shares Softline has the right to acquire upon conversion of its Series A Convertible Preferred Stock. Ivan M. Epstein, Softline's Chief Executive Officer, and Rob Wilkie, Softline's Chief Financial Officer, serve on our board of directors. If Softline converts its Series A Preferred Stock, it may have effective control over all matters affecting us, including:

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

SOFTLINE'S INFLUENCE ON OUR COMPANY COULD MAKE IT DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, WHICH COULD DEPRESS OUR STOCK PRICE.

     Softline's potential voting control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business or our stockholders. As a result, Softline's control could reduce the price that investors may be willing to pay in the future for shares of our stock, or could prevent any party from attempting to acquire us at any price.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE, AND HAS RECENTLY DECLINED.

     The market price of our common stock has been, and is likely to continue to be, volatile. When we or our competitors announce new customer orders or services, change pricing policies, experience quarterly fluctuations in operating results, announce strategic relationships or acquisitions, change earnings estimates, experience government regulatory actions or suffer from generally adverse economic conditions, our stock price could be affected. Some of the volatility in our stock price may be unrelated to our performance. Recently, companies similar to ours have experienced extreme price fluctuations, often for reasons unrelated to their performance. For further information on our stock price trends, see "Market for Company's Common Equity and Related Stockholder Matters" above.

WE HAVE NEVER PAID A DIVIDEND ON OUR COMMON STOCK AND WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

     We have not previously paid any cash or other dividend on our common stock. We anticipate that we will use our earnings and cash flow for repayment of indebtedness, to support our operations, and for future growth, and we do not have any plans to pay dividends in the foreseeable future. Our agreement with Union Bank prohibits us from paying dividends, and Softline is entitled to dividends on its Series A Convertible Preferred Stock in preference and priority to common stockholders. Future equity financing(s) may further restrict our ability to pay dividends.

THE TERMS OF OUR PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

     We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. We issued 141,000 shares of Series A Convertible Preferred Stock to Softline in May 2002. Our board of directors may determine the terms of subsequent series of preferred stock without further action by our stockholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. We are actively seeking capital, and some of the arrangements we are considering may involve the issuance of preferred stock.

FAILURE TO COMPLY WITH THE AMERICAN STOCK EXCHANGE'S LISTING STANDARDS COULD RESULT IN OUR DELISTING FROM THAT EXCHANGE AND LIMIT THE ABILITY TO SELL ANY OF OUR COMMON STOCK.

     Our stock is currently traded on the American Stock Exchange. The Exchange has published certain guidelines it uses in determining whether a security warrants continued listing. These guidelines include financial, market capitalization and other criteria, and as a result of our financial condition or other factors, the Exchange could in the future determine that our stock does not merit continued listing. If our stock were delisted from the American Stock Exchange, the ability of our stockholders to sell our common stock could become limited, and we would lose the advantage of some state and federal securities regulations imposing lower regulatory burdens on exchange-traded issuers.

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

     We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future be below the market price of our stock. If exercised in the money, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have all of the outstanding options and warrants for 12,282,838 million shares at prices above the recent market price of $0.50 per share, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Our existing stock option plan currently has approximately 689,000 shares available for issuance. Future options issued under the plan may have further dilutive effects.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risks, which include changes in interest rates and changes in foreign currency exchange rate as measured against the U.S. dollar.

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates to our variable rate term loans, which totaled $7.5 million at March 31, 2002. Based on this balance, a change in one percent in the interest rate would cause a change in interest expense of approximately $75,000 or less than $0.01 per basic and diluted share, on an annual basis.

     These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

     We conduct business in various foreign currencies, primarily in Europe and until February 2002, Australia. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 17%, 22%, and 37% of our total net sales were denominated in currencies other than the U.S. dollar for the periods ended March 31, 2002, 2001 and 2000, respectively.

EQUITY PRICE RISK

     We have no direct equity investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements at March 31, 2001, March 31, 2000, and March 31, 1999 and the reports of Singer Lewak Greenbaum & Goldstein LLP and Deloitte & Touche LLP, independent accountants, are included in this report on pages beginning F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 30, 2001, Deloitte & Touche LLP notified us that they were resigning as our independent certified public accountants. On December 5, 2001, we engaged Singer Lewak Greenbaum & Goldstein LLP ("Singer Lewak") as our new independent auditors. Singer Lewak previously audited our financial statements for the fiscal years ended March 31, 1998 and September 30, 1997, 1996, 1995 and 1994. The decision to engage Singer Lewak was recommended by the Audit Committee of the Board of Directors and approved by the Board of Directors.

     Deloitte & Touche's reports on the financial statements for the fiscal years ended March 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as noted in the following sentence. Deloitte & Touche's audit report on the financial statements for the year ended March 31, 2001, dated July 13, 2001, expressed an unqualified opinion and included an explanatory paragraph relating to substantial doubt about our ability to continue as a going concern. Further, in connection with its audits of our financial statements for the past two fiscal years and the subsequent interim period immediately preceding the date of resignation of Deloitte & Touche, we had no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports on our consolidated financial statements.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of our definitive proxy statement and notice of annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Relations and Related Transactions" of our definitive proxy statement and notice of annual meeting of stockholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year coverage by this report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial statements and financial statement schedules

     Independent Auditors' Report of Singer Lewak Greenbaum & Goldstein LLP.    F-1

     Independent Auditors' Report of Deloitte & Touche LLP..................    F-2

     Consolidated Balance Sheets as of March 31, 2002 and 2001..............    F-3

     Consolidated  Statements of Operations for the Fiscal Years ended March
     31, 2002, 2001, and 2000...............................................    F-4

     Consolidated  Statements of  Stockholders'  Equity for the Fiscal Years
     Ended March 31, 2002, 2001 and 2000....................................    F-5

     Consolidated  Statements of Cash Flows for the Fiscal Years Ended March
     31, 2002, 2001 and 2000................................................    F-7

     Notes to Consolidated Financial Statements.............................    F-9

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not considered necessary and therefore have been omitted.

(b)  Reports on Form 8-K

     During the quarter ended March 31, 2002, we filed the following:

          o Form 8-K filed February 14, 2002 reporting in Item 8 the determination not to change our fiscal year as previously announced.

(c)  Exhibits

EXHIBIT           DESCRIPTION
-------           -----------

2.1 Purchase and Exchange Agreement dated as of January 1, 2002 between the Company and Softline Limited, incorporated by reference to exhibit 2.1 to the Company's 8-K filed May 16, 2002. Exhibits and schedules have been omitted pursuant to
                  Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

2.2 Deed of Appointment dated February 20, 2002 between the bank and the receivers of SVI Retail (Pty) Limited (included herewith). Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

2.3 Business Sale Agreement dated May 3, 2002 among the receivers and managers of the assets of SVI Retail (Pty) Limited and QQQ Systems PTY Limited (included herewith). Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1 Restated Certificate of Incorporation, incorporated by reference to exhibit 3.1 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

3.2               Certificate of Designation, incorporated by reference to
                  exhibit 4.1 of the Company's Form 8-K filed May 16, 2002.

3.3 Restated Bylaws, incorporated by reference to exhibit 3.2 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

4.1               Form of Stock Certificate, incorporated by reference to
                  exhibit 4.1 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

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

EXHIBIT           DESCRIPTION
-------           -----------

10.4 First Amendment to Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of March 18, 2002 (included herewith), and First Amendment to Amended and Restated Pledge Agreement between the Company, Sabica Ventures, Inc., SVI Retail, Inc., SVI Training Products, Inc., and Union Bank of California, N.A. dated as of March 18, 2002 (included herewith).

10.5 Second Amendment to Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of May 21, 2001 (included herewith).

10.6 Third Amendment to Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of July 15, 2002 (included herewith).

10.7 Amended and Restated Subordinated Promissory Note of the Company in favor of Softline Limited dated June 30, 2001, incorporated by reference to exhibit 10.26 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

10.8 Investor Rights Agreement between the Company and Softline Limited dated as of January 1, 2002, incorporated by reference to exhibit 4.2 of the Company's Form 8-K filed May 16, 2002.

10.9              Investors' Rights Agreement, incorporated by reference to
                  exhibit 10.3 to the Company's Form 8-K filed January 8, 2001.

10.10 Form of Convertible Promissory Note, incorporated by reference to exhibit 10.31 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

10.11 Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated July 15, 2002 (included herewith).

10.12 Summary of loan transactions between the Company and World Wide Business Centres (included herewith).

10.13 Professional Services Agreement between SVI Retail, Inc. and Toys "R" Us dated July 10, 2001, incorporated by referenced to exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2001. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.14             Purchase Agreement between the Company and Toys "R" Us, Inc.
                  dated May 29, 2002 (included herewith).

EXHIBIT           DESCRIPTION
-------           -----------

10.15 Convertible Note in favor of Toys "R" Us, Inc. dated May 29, 2002 (included herewith).

10.16 Warrant in favor of Toys "R" Us, Inc. dated May 29, 2002 (included herewith).

10.17 Development Agreement between the Company and Toys "R" Us, Inc. dated May 29, 2002 (included herewith). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.20 Summary of lease terms for Carlsbad facility (included herewith).

21                List of Subsidiaries (included herewith).

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 16, 2002               SVI SOLUTIONS, INC., A DELAWARE CORPORATION

                                   By:  /s/ Barry M. Schechter
                                        ----------------------------------------
                                   Barry M. Schechter, Chairman and Chief
                                   Executive Officer
                                   (Principal Executive Officer)



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                             CAPACITY                                 DATE


/s/ Barry M. Schechter                        Chairman of the Board                         July 16, 2002
---------------------------------------       and Chief Executive Officer
Barry M. Schechter


/s/ Jackie Tran                               Acting Chief Financial Officer                July 16, 2002
---------------------------------------       (Principal Financial Officer)
Jackie Tran


/s/ Arthur S. Klitofsky                       Vice President and Director                   July 16, 2002
---------------------------------------
Arthur S. Klitofsky


/s/ Donald S. Radcliffe                                Director                             July 16, 2002
---------------------------------------
Donald S. Radcliffe


/s/ Ivan M. Epstein                                    Director                             July 16, 2002
---------------------------------------
Ivan M. Epstein


/s/ Ian Bonner                                         Director                             July 16, 2002
---------------------------------------
Ian Bonner


/s/ Michael Silverman                                  Director                             July 16, 2002
---------------------------------------
Michael Silverman


/s/ Rob Wilkie                                         Director                             July 16, 2002
---------------------------------------
Rob Wilkie

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
SVI Solutions, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of SVI Solutions, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SVI Solutions, Inc. and subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 30, 2002

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of SVI Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of SVI Solutions, Inc. and subsidiaries (collectively, the "Company") (a majority owned subsidiary of Softline Limited) as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2001, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

San Diego, California
July 13, 2001

SVI SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,      MARCH 31,
                                                                                       2002           2001
                                                                                   ------------   ------------
                                                                               (in thousands, except share amounts)
ASSETS
Current assets:
     Cash and cash equivalents                                                     $     1,309    $     1,208
     Accounts receivable, net of allowance for doubtful
         accounts of $446 and $790, respectively                                         1,946          3,394
     Income tax refund receivable                                                           --            380
     Other receivables, including $31 and $61 from related parties, respectively           255            253
     Inventories                                                                           126            138
     Current portion - non-compete agreements                                              917          1,017
     Net assets from discontinued operations                                                --          1,441
     Prepaid expenses and other current assets                                             150            293
                                                                                   ------------   ------------
              Total current assets                                                       4,703          8,124

Note receivable, net                                                                        --          7,000
Property and equipment, net                                                                641            976
Purchased and capitalized software, net                                                 17,612         20,074
Goodwill, net                                                                           15,422         17,642
Non-compete agreements, net                                                              1,585          2,597
Other assets                                                                                42             40
                                                                                   ------------   ------------
              Total assets                                                         $    40,005    $    56,453
                                                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Demand loans due to stockholders                                              $       618    $     1,333
     Current portion of term loans                                                         435             --
     Accounts payable                                                                    1,497          2,868
     Accrued expenses                                                                    3,864          4,911
     Deferred revenue                                                                    3,528          1,794
     Income tax payable                                                                     98             --
                                                                                   ------------   ------------
              Total current liabilities                                                 10,040         10,906

Term loans refinanced in July 2002 and May 2001                                          6,472          7,325
Convertible notes due to stockholders                                                    1,421             --
Subordinated term loan due to stockholder                                                   --         11,037
Other long-term liabilities                                                                120            192
                                                                                   ------------   ------------
              Total liabilities                                                         18,053         29,460
                                                                                   ------------   ------------

Commitments and contingencies (Note 12)

Stockholders' equity:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized; Series A
         Convertible Preferred stock, 7.2% cumulative convertible 141,100 shares authorized and outstanding with a stated value of $100 per
         share, dividends in arrears of $254                                            14,100             --
     Common stock, $.0001 par value; 100,000,000 shares authorized;
         28,293,609 and 37,836,669 shares issued and outstanding                             4              4
     Additional paid-in capital                                                         54,685         57,108
     Retained (deficit) earnings                                                       (37,772)       (23,114)
     Treasury stock, at cost; shares - 10,700,000 in 2002 and 444,641 in 2001           (8,580)        (4,306)
     Shares receivable                                                                    (485)            --
     Accumulated other comprehensive loss                                                   --         (2,699)
                                                                                   ------------   ------------
              Total stockholders' equity                                                21,952         26,993
                                                                                   ------------   ------------
              Total liabilities and stockholders' equity                           $    40,005    $    56,453
                                                                                   ============   ============

            The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED MARCH 31,
                                                                 ---------------------------------
                                                                    2002        2001        2000
                                                                 ---------   ---------   ---------
                                                               (in thousands, except per share data)
Net sales                                                        $ 27,109    $ 27,713    $ 26,652
Cost of sales                                                      10,036       9,188       6,421
                                                                 ---------   ---------   ---------
              Gross profit                                         17,073      18,525      20,231
                                                                 ---------   ---------   ---------
Expenses:
     Application development                                        4,203       5,333       4,877
     Depreciation and amortization                                  6,723       8,616       7,250
     Selling, general and administrative                           13,144      18,037      14,817
     Impairment of capitalized software and goodwill                   --       6,519          --
     Impairment of note receivable received in
         connection with the sale of IBIS Systems Limited              --       7,647          --
                                                                 ---------   ---------   ---------
              Total expenses                                       24,070      46,152      26,944
                                                                 ---------   ---------   ---------

Loss from operations                                               (6,997)    (27,627)     (6,713)

Other income (expense):
     Interest income                                                   10         628       1,074
     Other income (expense)                                           (46)         63        (206)
     Interest expense, including $1,988, $1,391 and $114 to
         related parties                                           (3,018)     (3,043)     (1,493)
     Gain (loss) on foreign currency transaction                       (9)          2         (10)
                                                                 ---------   ---------   ---------
              Total other expense                                  (3,063)     (2,350)       (635)
                                                                 ---------   ---------   ---------

Loss before provision (benefit) for income taxes                  (10,060)    (29,977)     (7,348)

     Provision (benefit) for income taxes                              39      (4,778)     (2,414)
                                                                 ---------   ---------   ---------

Loss from continuing operations                                   (10,099)    (25,199)     (4,934)

Income (loss) from discontinued Australian operations,
         net of estimated income taxes expense (benefit)
         of $0, ($833) and $2                                      (4,559)     (3,746)        880
                                                                 ---------   ---------   ---------
Net loss                                                         $(14,658)   $(28,945)   $ (4,054)
                                                                 =========   =========   =========

Basic and diluted earnings (loss) per share:
     Continuing operations                                       $  (0.28)   $  (0.72)   $  (0.15)
     Discontinued operations                                        (0.13)      (0.11)       0.03
                                                                 ---------   ---------   ---------
         Net loss                                                $  (0.41)   $  (0.83)   $  (0.12)
                                                                 =========   =========   =========


Basic and diluted weighted average common shares outstanding       35,698      34,761      32,459
                                                                 =========   =========   =========

      The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                             ACCUMULATED
                                                                                                   OTHER        OTHER
                                                  ADDITIONAL                          RETAINED     COMPRE-     COMPRE-
                            PREFERRED    COMMON    PAID-IN     TREASURY     SHARES    EARNINGS     HENSIVE     HENSIVE
                              STOCK      STOCK     CAPITAL      STOCK     RECEIVABLE  (DEFICIT)     LOSS         LOSS       TOTAL
                            ---------- ---------- ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                (in thousands, except share amounts)
Balance, March 31, 1999            --  $       3  $  39,436   $    (951)  $  (2,142)   $   9,885          --   $    (961)  $  45,270

Issuance of common stock
  in connection with the
  purchase of technology
  rights and subsidiaries          --         --      3,654          --          --          --          --          --       3,654
Exercise of stock options          --         --      6,992          --          --          --          --          --       6,992
Income tax benefit on
  stock options exercised          --         --        424          --          --          --          --          --         424
Compensation expense for
  stock options granted            --         --         55          --          --          --          --          --          55
Repurchase of common stock         --         --         --      (1,213)         --          --          --          --      (1,213)
Shares receivable from
  stockholder in connection
  with the sale of
  IBIS Systems Limited             --         --         --      (2,142)      2,142          --          --          --          --
Issuance of common stock
  for services                     --         --         20          --          --          --          --          --          20
Private placement of common
  stock                            --         --      2,873          --          --          --          --          --       2,873
Comprehensive loss:

  Net loss                         --         --         --          --          --      (4,054)  $  (4,054)         --      (4,054)
  Other comprehensive loss:
    Translation adjustment         --         --         --          --          --          --        (524)       (524)       (524)
                                                                                                  ----------
      Comprehensive loss           --         --         --          --          --          --   $  (4,578)         --          --
                            ---------- ---------- ----------  ----------  ----------  ----------  ==========  ----------  ----------
Balance, March 31, 2000            --  $       3  $  53,454   $  (4,306)   $     --   $   5,831          --   $  (1,485)  $  53,497

Exercise of stock options          --         --        792          --          --          --          --          --         792
Income tax benefit on stock
  options exercised                --         --         84          --          --          --          --          --          84
Compensation expense for
  stock options                    --         --         28          --          --          --          --          --          28
Issuance of common stock
  warrants for services            --         --          6          --          --          --          --          --           6
Issuance of common stock
  (net of financing costs
  of $40,035)                      --          1      2,460          --          --          --          --          --       2,461
Issuance of common stock
  (net of $286,000 late
  registration fees)               --         --        214          --          --          --          --          --         214
Issuance of common stock
  for services                     --         --         70          --          --          --          --          --          70
Comprehensive loss:
  Net loss                         --         --         --          --          --     (28,945)  $ (28,945)         --     (28,945)
  Other comprehensive loss:
    Translation adjustment         --         --         --          --          --          --      (1,214)     (1,214)     (1,214)
                                                                                                  ----------
      Comprehensive loss           --         --         --          --          --          --   $ (30,159)         --          --
                            ---------- ---------- ----------  ----------  ----------  ----------  ==========  ----------  ----------
Balance, March 31, 2001            --  $       4  $  57,108   $  (4,306)  $      --   $ (23,114)         --   $  (2,699)  $  26,993

                                                                                                                         (Continued)
                       The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                                             ACCUMULATED
                                                                                                   OTHER        OTHER
                                                  ADDITIONAL                          RETAINED     COMPRE-     COMPRE-
                            PREFERRED    COMMON    PAID-IN     TREASURY     SHARES    EARNINGS     HENSIVE     HENSIVE
                              STOCK      STOCK     CAPITAL      STOCK     RECEIVABLE  (DEFICIT)     LOSS         LOSS       TOTAL
                            ---------- ---------- ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                (in thousands, except share amounts)
Balance, March 31, 2001            --  $       4  $  57,108   $  (4,306)  $      --   $ (23,114)         --   $  (2,699)  $  26,993

Issuance of common stock
  for services and
  severance payments               --         --        441          --          --          --          --          --         441
Common stock to be returned        --         --        485          --        (485)         --          --          --          --
Compensation expense for
  warrants granted                 --         --        579          --          --          --          --          --         579
Interest charges on
  convertible notes due to
  stockholders                     --         --        438          --          --          --          --          --         438
Warrants issued for late
  effectiveness of the
  registration for common
  stock sold in a private
  placement in fiscal 2001         --         --        711          --          --          --          --          --         711
Offering costs                     --         --       (711)         --          --          --          --          --        (711)
Liquidated damages for late
  effectiveness of the
  registration statement           --         --        (60)         --          --          --          --          --         (60)
Issuance of Series A
  Preferred stock in
  exchange for common
  stock, sale of IBIS note
  receivable and settlement
  of Softline note payable  $  14,100         --         --      (8,580)         --          --          --          --       5,520

Retired treasury stock             --         --     (4,306)      4,306          --          --          --          --          --
Comprehensive loss:
  Net loss                         --         --         --          --          --     (14,658)  $ (14,658)         --     (14,658)
  Other comprehensive loss:
    Disposal of Australian
      operation                    --         --         --          --          --          --       2,699       2,699       2,699
                                                                                                  ----------
      Comprehensive loss           --         --         --          --          --          --   $ (11,959)         --          --
                            ---------- ---------- ----------  ----------  ----------  ----------  ==========  ----------  ----------
Balance, March 31, 2002     $  14,100  $       4  $  54,685   $  (8,580)  $    (485)  $ (37,772)         --   $      --   $  21,952
                            ========== ========== ==========  ==========  ==========  ==========              ==========  ==========

                                                                                                                         (Concluded)
                       The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED MARCH 31,
                                                                              ------------------------------------
                                                                                 2002         2001         2000
                                                                              ----------   ----------   ----------
                                                                              (in thousands, except share amounts)
Cash flows from operating activities:
     Net loss                                                                 $ (14,658)   $ (28,945)   $  (4,054)
     Adjustments to reconcile net loss to net cash provided
         by (used for) operating activities:
         Depreciation and amortization                                            7,069        9,540        7,942
         Impairment of note receivable                                               --        7,647           --
         Impairment of intangible assets associated with discontinued operations     --        8,886           --
         Loss on disposal of Australian operations                                3,171
         (Gain)/Loss on foreign currency transactions                                41           (9)          12
         Compensation expense for stock options and warrants                        579          112           55
         Interest charges on convertible notes due to stockholders                  438           --           --
         Common stock issued for services rendered and severance
            payments                                                                245           --           --
         Deferred income tax provision                                             (149)      (4,396)      (2,614)
         Loss on sale of furniture and equipment                                     64            3          177

         Changes in assets and liabilities, net of effects of acquisitions:
             Accounts receivable and other receivables                            2,548        5,126       (4,586)
             Accrued interest on note receivable                                     --         (555)        (840)
             Inventories                                                             61           (8)         (34)
             Prepaid expenses and other current assets                               60          157         (197)
             Accounts payable and accrued expenses                               (1,892)       3,506         (576)
             Accrued interest on stockholders' loans and note payable             2,295          944           --
             Deferred revenue                                                     1,642       (4,438)       5,023
             Income taxes payable                                                    98           --       (2,576)
                                                                              ----------   ----------   ----------
                  Net cash provided by (used for) operating activities            1,612       (2,430)      (2,268)
                                                                              ----------   ----------   ----------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                              --           --      (33,898)
     Purchase of furniture and equipment                                           (301)        (534)        (849)
     Proceeds from sale of furniture and equipment                                   13           --           83
     Purchase of software and capitalized software development costs               (409)      (2,471)      (1,831)
                                                                              ----------   ----------   ----------
                  Net cash used for investing activities                           (697)      (3,005)     (36,495)
                                                                              ----------   ----------   ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                          --        3,754        9,615
     Increase (decrease) in amounts due to stockholders, net                       (844)       9,855        1,982
     Proceeds from lines of credit                                                   --        1,555        2,281
     Proceeds from convertible notes due to stockholders                          1,260           --           --
     Proceeds from term loans                                                        --           --       18,500
     Payments on term loans                                                      (1,243)     (13,231)      (1,458)
                                                                              ----------   ----------   ----------
                  Net cash provided by (used for) financing activities             (827)       1,933       30,920
                                                                              ----------   ----------   ----------

Effect of exchange rate changes on cash                                             (46)         (69)        (325)
                                                                              ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents                                 42       (3,571)      (8,168)
Cash and cash equivalents, beginning of year                                      1,267        4,838       13,006
                                                                              ----------   ----------   ----------
Cash and cash equivalents, end of year                                        $   1,309    $   1,267    $   4,838
                                                                              ==========   ==========   ==========

                                                                                                       (Continued)

              The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                   YEAR ENDED MARCH 31,
                                                                          -------------------------------------
                                                                              2002         2001         2000
                                                                          -----------  -----------  -----------
                                                                          (in thousands, except share amounts)
Supplemental disclosure of non-cash information:
     Interest paid                                                        $    1,194   $    1,990   $    1,417
     Income taxes paid                                                            --   $      665   $    2,163

Supplemental disclosure of non-cash investing and financing activities:
     Issued 38,380 shares of common stock for services to be
       provided                                                           $       31           --           --
     644,715 shares of common stock to be returned for services
       canceled after shares were issued                                  $      485           --           --
     Issuance of 141,000 shares of Series A Preferred Stock and
       Transfer of note receivable received from the sale of IBIS
         Systems Limited in exchange for 10,700,000 shares
         of common stock and settlement of Softline note payable          $    5,520           --           --
       Issued 46,774 shares of common stock in connection
         with the acquisition of Triple-S                                         --           --   $      213
     Issued 168,208 and 54,845 shares of common stock for
       services rendered                                                  $      165   $       70           --
     Issued 500,000 shares of common stock for $214,000 in cash and $286,000 in accrued costs related to penalty for
       late effectiveness of the registration statement                          --   $      286           --
     Issued 5,000 warrants in connection with an equity financing                --   $        8           --
     Received 178,500 treasury shares as settlement for a
       Receivable                                                                 --           --   $   (2,142)
     Issued 220,000 shares of common stock in connection
       with prior acquisitions                                                    --           --   $    2,402
     Received 78,241 shares from Softline for Triple-S                            --           --   $     (665)
     Issued 93,023 shares of common stock in connection
       with acquisition of MarketPlace Systems Corporation                        --           --   $    1,000

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

                      SVI SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS CONDITIONS - SVI Solutions, Inc. (the "Company") is a holding company which, through its subsidiaries, is an independent provider of multi-channel application software technology and associated services for the retail industry. The Company also develops and distributes PC courseware and skills assessment products for both desktop and retail applications.

         MANAGEMENT'S PLAN TO CONTINUE AS A GOING CONCERN - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $14.7 million, $28.9 million and $4.1 million from operations for the years ended March 31, 2002, 2001 and 2000, respectively.

         The loss for the year ended March 31, 2002 included a $4.6 million loss from the discontinued Australian operations and non-cash charges of $6.7 million in depreciation and amortization. While net sales decreased slightly by 2%, the selling, general and administrative expense decreased by 25%.

         The loss for the year ended March 31, 2001 included a non-cash impairment of charges totaling $14.2 million for goodwill and capitalized software write-downs related to its discontinued Australian subsidiary and its note receivable in connection with a prior sale of a foreign subsidiary. In addition, the Company recorded a $3.7 million loss from the discontinued Australian operations, non-cash charges of $8.6 million in depreciation and amortization, which related primarily to its intangible assets, and $900,000 for severance and related personnel reductions in the fourth quarter of the year ended March 31, 2001. Overall, the Company's general and administrative expense increased 22% during fiscal 2001.

         In addition, the Company's balance sheet reflects negative working capital of $5.3 million and $2.8 million as of March 31, 2002 and 2001, respectively. At March 31, 2002, the Company has a substantial amount of debt, including $6.9 million due to Union Bank of California and $2.0 million due to other stockholders. The Company experienced significant strains on its cash resources during the years ended March 31, 2002 and 2001, and had difficulty meeting its current obligations, including principal and interest payments on indebtedness and lease payments due on its two facilities in the US.

         The Company experienced a reduction in sales of its high margin application software licenses in its U.S. and U.K. operations. The Company believes its difficulties initially arose from insufficient staffing of its sales force. Although the Company significantly increased the staffing of the sales force in the first quarter of fiscal 2002, the economic slowdown and the terrorist attacks of September 11, 2001, and the ongoing hostilities in the world, increased the challenges faced by the sales force. In addition, the Company's financial condition may have interfered with its ability to sell new application software licenses. The Company was dependent on one customer for 42% of its net sales in fiscal 2002. The Company needs to generate additional sales and revenue and to control expenditures to return to profitability and to achieve positive cash flow.

         In October 2001, the Company completed an analysis of its operations and concluded that it was necessary to restructure the composition of management and personnel. The CEO, CFO and general manager of the Company's retail operations elected to leave to pursue other interests. The Company appointed the Chairman as the Chief Executive Officer. The Company reduced its staff by a total of 20%, and restructured and refocused the sales force toward opportunities available in the current economic climate.

         As of April 2, 2002, the Company has refocused the company into three strategic business units lead by experienced managers. The units are Island Pacific, SVI Store Solutions and SVI Training Products, Inc.

         The management team developed and presented to the Board of Directors in June 2002, an operating plan for the current fiscal year that, if achieved, will return the Company to positive cash flow from operations. This improvement is based on a restructuring of the Company's debt with Union Bank of California ("Union Bank"), on an aggressive sales campaign for its applications and related services and on rigorous management of its costs and expenses.

         In May and July 2002, the Company extended its term loan facility with Union Bank (see Note 10). In May 2002, the Company also entered into an agreement with its major customer, Toys "R" Us ("Toys"), to issue a $1.3 million non-interest bearing convertible note, a warrant to purchase up to 2.5 million shares of the Company's common stock at the exercise price of $0.553 per share and to provide development and professional services to Toys through February 2004. In July 2002, the Company extended its notes payable to certain stockholders which were in default (see Note 11).

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

         PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SVI Retail, Inc. and SVI Training Products, Inc., based in US and SVI Retail (Pty) Limited based in Australia. Effective February 2002, the Australian subsidiary ceased operation (see Note 3). All material intercompany balances and transactions have been eliminated in consolidation.

         RECLASSIFICATIONS - Certain amounts in the prior periods have been reclassified to conform to the presentation for the fiscal year ended March 31, 2002. Such reclassifications did not have any effect on losses reported in prior periods.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of short-term financial instruments, including cash and cash equivalents, trade accounts receivable, other receivables, prepaid expenses, other assets, accounts payable, accrued expenses, lines of credit and demands due to stockholders approximate their carrying amounts in the financial statements due to the short maturity of and/or the variable nature of interest rates associated with such instruments.

         The fair value of the long-term note receivable is discussed in Note 5.

         The amounts shown for term loans and convertible notes due to stockholders approximate fair value because current interest rates offered to the Company for debt of similar maturity are substantially the same or the difference is immaterial.

         INVENTORIES - Inventories consist of finished goods and are stated at the lower of cost or market, on a first-in, first-out basis.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ranging from 4 to 10 years.

         Leasehold improvements are amortized using the straight-line method, over the shorter of the life of the improvement or lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.

         GOODWILL - Goodwill, the excess of cost over the fair value of net assets acquired, is being amortized using the straight-line method over various periods not exceeding 10 years. The Company periodically reviews goodwill to evaluate whether changes have occurred that would suggest that goodwill may be impaired based on the estimated undiscounted cash flows of the assets acquired over the remaining amortization period. If this review indicates that the remaining estimated useful life of goodwill requires revision or that the goodwill is not recoverable, the carrying amount of the goodwill is reduced to its fair value, generally using the estimated shortfall of cash flows on a discounted basis. As described in Note 8 to the consolidated financial statements, effective April 1, 1999, the Company revised its estimate of the useful life of goodwill from twenty years to ten years.

         PURCHASED AND CAPITALIZED SOFTWARE COSTS - Pursuant to the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," the Company capitalizes internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis typically over three to ten years using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, the Company evaluates on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off (see Note 7).

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

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
         - The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (see Notes 4, 7, 8 and 9). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

         In November 2001, the Financial Accounting Standards Board ("FASB") issued a Staff Announcement Topic D-103 ("Topic D-103"), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Currently, the Company classifies reimbursed out-of-pocket expenses as a reduction in cost of consulting services. The Company is required to adopt the guidance of Topic D-103 in the first quarter of fiscal year 2003 and its consolidated statements of operations for prior periods will be reclassified to conform to the new presentation. The adoption of Topic D-103 will result in an increase in reported net sales and cost of sales; however, it will not affect the net income or loss in any past or future periods.

         NET INCOME (LOSS) PER SHARE - As required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," the Company has presented basic and diluted earnings per share amounts. Basic earnings per share is calculated based on the weighted-average number of shares outstanding during the year, while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the year such as stock options, warrants and contingently issuable shares.

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

         ADVERTISING AND PROMOTIONAL EXPENSES - Advertising and promotional expenses are charged to expense as incurred and amounted to $38,000, $198,000 and $497,000 for the years ended March 31, 2002, 2001 and
         2000, respectively.

         COMPREHENSIVE INCOME - The Company utilizes Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities and are included as a component of stockholders' equity.

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

         In April 2000, the FASB issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25," which is effective July 1, 2000 except for certain conclusions which cover specific events after either December 15, 1998 or January 12, 2000. FIN No. 44 clarifies the application of APB No. 25 related to modifications of stock options, changes in grantee status, and options issued on a business combination, among other things. The adoption of FIN No. 44 did not have a significant impact on the consolidated financial position or results of operations.

         CONCENTRATIONS - The Company maintains cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2002, the uninsured portion of these balances held at financial institutions aggregated to approximately $973,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         For the fiscal years ended March 31, 2002, 2001 and 2000, sales to one customer accounted for 42%, 29% and 15%, respectively, of total consolidated net revenues. As of March 31, 2002 and 2001, the Company's trade receivables from this customer accounted for 40% and 26%, respectively, of total consolidated receivables. As of March 31, 2002, deferred revenues from this customer accounted for 48% of total consolidated deferred revenue.

         RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on the Company's financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. Pursuant to SFAS 142, amortization of goodwill and assembled workforce intangible assets recorded in business combinations prior to June 30, 2001 ceased effective March 31, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized. The Company recorded amortization expense of approximately $2.2 million on goodwill during the fiscal year ended March 31, 2002. The Company currently estimates that application of the non-amortization provisions of SFAS 142 will reduce amortization expense and increase net income by approximately $2.2 million in fiscal 2003.

         The Company will test goodwill and intangible assets with indefinite lives for impairment during the fiscal year beginning April 1, 2002 and any resulting impairment charge will be reflected as a cumulative effect of a change in accounting principle. Under SFAS 142, the Company is required to screen goodwill for potential impairment by September 30, 2002 and measure the amount of impairment, if any, by March 31, 2003. Subsequent to March 31, 2002, the Company completed the transitional analysis of intangible asset impairment required by the adoption of SFAS 142 in fiscal 2003, and the Company will record in the first quarter of fiscal 2003 impairments of $627,000, $1,182,000 and $161,000 to goodwill, capitalized software and non-compete agreements, respectively, as a cumulative effect of a change in accounting principles.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value cost to sell. Additionally SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that
         (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The accounting prescribed in SFAS 144 was applied in connection with the disposal of the Australian operations.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have material impact, if any, on its financial position or results or operations.

2.       ACQUISITIONS

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

         The fair value of assets acquired and liabilities assumed were as follows (in thousands):

              Assets acquired, including goodwill                 $       1,621
              Liabilities assumed                                             -
              Common stock issued                                        (1,000)
              Liability for purchase consideration                         (500)
                                                                  --------------
                  Net cash paid for acquisition                   $         121
                                                                  ==============

3.       DISCONTINUED OPERATIONS

         The Company's Australian subsidiary maintained an AUS$1,000,000 (approximately US$510,000) line of credit facility with National Australia Bank Limited. The facility was secured by substantially all of the assets of the Australian subsidiary, and the Company has guaranteed all amounts owing on the facility. The facility became due in February of each year, but had renewed annually. In April 2001, the Company received a formal demand under the guarantee for the full AUS$971,000 (approximately US$495,000) then alleged by the bank to be due under the facility. Due to the declining performance of the Australian subsidiary, management decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was however subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to the entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, the Company may be called upon to pay the deficiency under its guarantee to the bank. The Company has accrued $187,000 as the maximum amount of our potential exposure. The receiver has also claimed that the Company is obligated to it for inter-company balances of $636,000, but the Company does not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by us to the Australian subsidiary offsetting the amount claimed to be due.

         The disposal of the Australian subsidiary resulted in a loss of $3.2 million. The operating results of the Australian subsidiary are shown as discontinued operations with the prior period results restated. The operating results reflected in loss from discontinued operations are summarized as follows (in thousands):

                                                                           Year ended March 31,
                                                                   2002             2001            2000
                                                                   ----             ----            ----
                  Net sales                                      $  2,363        $  4,959        $  9,462
                  Income (loss) before taxes                     $ (1,056)       $ (4,580)       $    882
                  Provision (benefit) for income taxes                332            (833)              2
                  Net income (loss)                              $ (1,388)       $ (3,746)       $    880

                  Net income (loss) per share of common stock    $  (0.04)       $  (0.11)       $   0.03

         Net assets from discontinued operations at March 31, 2001 consisted of the following (in thousands):
                 Net assets available for sale                   $  1,595
                 Current assets                                     1,102
                 Line of credit                                      (485)
                 Current liabilities                                 (771)
                                                                 ---------
                                                                 $  1,441
                                                                 =========

4.       ASSET IMPAIRMENT CHARGES

         In fiscal year ended March 31, 2001, the Company evaluated the recoverability of the long-lived assets in accordance with the evaluation of its long-lived assets as described in Note 1. In determining the amount of impairment, the Company compared the net book value of the long-lived assets associated with the Australian operations, primarily consisting of recorded goodwill and software intangibles, to their estimated fair values. Fair values were estimated based on anticipated future cash flows of the Company's operations consistent with the assets' remaining useful lives. The anticipated future cash flows were then discounted at 13%, which approximates the Company's interest rate on its amended and restated loan agreement in fiscal year ended March 31, 2001. Accordingly, the Company recorded impairment of goodwill of $2.3 million and capitalized software of $6.6 million in the fiscal year ended March 31, 2001.

         The Company also recorded an impairment charge to its note receivable in the fiscal year ended March 31, 2001 (See Note 5.).

         Subsequent to March 31, 2002, the Copmany completed the transitional analysis of intangible asset impairment required by the adoption of Statement of Financial Accounting Standards No. 147 in fiscal 2003, and the Company will record in the first quarter of fiscal 2003 impairments of $627,000, $1,182,000 and $161,000 to goodwill, capitalized software and non-compete agreements, respectively, as a cumulative effect of a change in accounting principles.

5.       NOTE RECEIVABLE

         In connection with the sale of its United Kingdom subsidiary, IBIS Systems Limited ("IBIS") to Kielduff Investments Limited ("Kielduff") in the fourth quarter of fiscal 1999, the Company recorded a note receivable (the "Note") of $13.6 million. The Note bore interest at 2% over the base prime rate for United States dollar deposits quoted by the Hong Kong Shanghai British Columbia Bank plc, and principal and interest were originally due October 1, 1999. In September 1999, the Note was extended to February 15, 2000 to allow Kielduff sufficient time to complete a combination of several companies under a common name, Integrity Software, Inc. ("Integrity"), and register this newly formed entity for trading on a United States exchange. The Note was further extended to November 15, 2000 to accommodate the registration and underwriting process related to Integrity. In September 2000, the Company discontinued accruing interest on the Note. The Note was secured by approximately 11% of the outstanding shares of Integrity. The Company also had the right to convert all sums due from Kielduff into shares of Integrity at its option. The Company did not exercise its option to convert any amount of the Note into shares of Integrity. Kielduff did not pay the Note on the November 15, 2000 due date. Given the Company's lack of ability to enforce collection on the due date, the Company classified the Note as long term. The Company engaged Business Valuation Services, Inc. ("BVS") to perform an analysis of the fair value of the Note's underlying collateral at each quarter during fiscal year 2001. After consideration of the BVS reports and other relevant data, the Company concluded that the fair value of the collateral underlying the Note was impaired. Thus, during the fiscal year ended March 31, 2001, the Company recorded an impairment of $7.6 million. The carrying value of the Note at March 31, 2001 was $7.0 million.

         Effective January 1, 2002, the Company transferred the Note to Softline Limited ("Softline"), a major stockholder, in connection with an integrated series of transactions with Softline (see Notes 10 and 13). The transactions with Softline were as follows:

                  1. The Company transferred to Softline the note received in connection with the sale of IBIS.
                  2. The Company issued to Softline 141,000 shares of newly-designated Series A Convertible Preferred Stock ("Series A Preferred").
                  3. In consideration of the above, Softline released the Company from its obligations related to the note and financing costs payable due to Softline. Softline also surrendered 10,700,000 shares of the Company's common stock held by Softline.

         No gain or loss was recognized in connection with the disposition of the Note or the other components of the transactions.

6.       PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2002 and 2001 consisted of the following (in thousands):

                                                                                 2002             2001
                                                                           --------------    --------------
              Computer equipment and purchased software                    $       2,299     $       2,451
              Furniture and fixtures                                                 473               492
              Auto mobiles                                                                              29
              Leasehold improvements                                                 400               338
                                                                           --------------    --------------
                                                                                   3,172             3,281
              Less accumulated depreciation and amortization                       2,531             2,305
                                                                           --------------    --------------
                  Total                                                    $         641     $         976
                                                                           ==============    ==============

         Depreciation and amortization expense from continuing operations for the fiscal years ended March 31, 2002, 2001 and 2000 was $520,000, $698,000 and $414,000, respectively. Depreciation and amortization expense from discontinued operations for the fiscal years ended March 31, 2002, 2001 and 2000 was $46,000, $173,000 and $241,000,
         respectively

7.       CAPITALIZED SOFTWARE

         Capitalized software at March 31, 2002 and 2001 consisted of the following (in thousands):

                                                     2002             2001
                                               --------------    --------------

              Software                         $      28,128     $      27,873
              Less accumulated amortization           10,516             7,799
                                               --------------    --------------
              Total                            $      17,612     $      20,074
                                               ==============    ==============

         Amortization expense from continuing operations for the fiscal years ended March 31, 2002, 2001 and 2000 was $2.9 million, $3.4 million and $2.8 million, respectively. Amortization expense from discontinued operations for the fiscal years ended March 31, 2002, 2001 and 2001 was $300,000, $751,000 and $451,000, respectively. The Company recorded an impairment of $6.6 million to the capitalized software associated with its discontinued Australian subsidiary at 2001 (see Note 4).

8.       GOODWILL

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

         Goodwill at March 31, 2002 and 2001 consisted of the following (in thousands):

                                                      2002            2001
                                                --------------   --------------

              Cost                              $      21,915    $      21,914
              Less accumulated amortization             6,493            4,272
                                                --------------   --------------
              Total                             $      15,422    $      17,642
                                                ==============   ==============

         The amortization expense for twelve months ended March 31, 2002, 2001 and 2000 was $2.2 million, $2.6 million, and $2.4 million, respectively. The Company recorded an impairment to the goodwill associated with its discontinued Australian subsidiary of approximately $2.3 million at March 31, 2001 (see Note 4).

9.       NON-COMPETE AGREEMENTS

         Non-compete agreements as of March 31, 2002 and 2001 are as follows (in thousands):

                                                      2002             2001
                                                --------------    --------------

              Cost                              $       6,986     $       6,986
              Less accumulated amortization             4,484             3,372
                                                --------------    --------------
              Total                                     2,502             3,614

              Current portion                             917             1,017
                                                --------------    --------------
              Long-term portion                 $       1,585     $       2,597
                                                ==============    ==============

         The amortization expense for the twelve months ended March 31, 2002, 2001 and 2000 was $1.1 million , $1.6 million and $1.5 million, respectively.

10.      TERM LOANS

         TERM LOANS DUE TO BANK

         The Company's term loans at March 31, 2002 and 2001 consist of the following (in thousands):

                                                                  2002             2001
                                                            --------------    --------------
              Term loans payable to bank                    $       6,907     $       7,325
              Less term loans payable to bank classified
                  as long-term as discussed below                   6,472             7,325
                                                            --------------    --------------
              Current portion of term loans                 $         435     $           -
                                                            ==============    ==============

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

         During the third quarter of fiscal 2001, the Bank agreed to waive the required $200,000 monthly principal payments and to allow the Company to pay a reduced monthly interest rate of 2% over prime, with the balance of the contractual interest accruing and payable upon maturity. The Bank also agreed to permit the Company to apply up to $2.5 million in private placement proceeds (see Note 12) and the full $100,000 paid on the contract receivable during the third quarter of the fiscal year toward working capital instead of reduction of principal. The Company also agreed to terminate the revolving line of credit arrangement, which as of December 31, 2000, was fully drawn, and to a restriction on payments toward subordinated loan obligations until the Bank obligations are discharged. The restriction did not apply to the repayment of amounts due to a subsidiary of Softline (see Note 17).

         The entire amount owed to the Bank is secured by the Company's assets, 10,700,000 shares of the Company's common stock and stock of its U.S. retail and training products subsidiaries. The loan is subject to certain financial covenants and contains limitations on acquisitions, investments and other borrowings.

         Effective June 28, 2001, the term loan was amended and restated. Under the restated term loan agreement, the Bank extended the maturity date to May 1, 2002. The restated agreement also provided for the Company, at its option, to receive a further extension of six months (i.e., until November 1, 2002), subject to certain conditions. Interest on the term loan accrues and is payable monthly at a rate per annum equal to the Bank's reference rate plus five percentage points. The restated agreement includes affirmative covenants regarding the Company maintaining and obtaining certain financial ratios. The Company was required to make monthly principal payments of $50,000 starting October 1, 2001.

         On March 18, 2001, the loan agreement was amended to release certain collateral from the pledge to the Bank, and to instead pledge to the Bank 10,700,000 shares of the Company's common stock surrender by

         Softline in the related recapitalization transactions with Softline described in Notes 5, 10 and 13. The release collateral consisted of shares of capital stock of our Australian subsidiary, and the IBIS note and related shares of Integrity Software.

         On May 21, 2002, the Bank further amended the loan agreement to extend the maturity date to May 1, 2003 and to revise other terms and conditions. We agreed to pay to the Bank $100,000 as a loan extension fee, payable in four monthly installments of $25,000 each commencing on June 30, 2002. If we fail to pay any installment when due, the loan extension fee increases to $200,000, and the monthly payments increase accordingly. We also agreed to pay all overdue interest and principal by June 30, 2002, and to pay monthly installments of $24,000 commencing on June 30, 2002 and ending April 30, 2003 for the Bank's legal fees.

         The Company was not able to make the payments required in June 2002. The Company was also out of compliance with certain financial covenants as of June 28, 2002. Effective July 16, 2002, the Bank further amended the restated term loan agreement, and waived the then existing defaults. Under this third amendment to the restated agreement, the Bank agreed to waive the application of the additional 2% interest rate for late payments of principal and interest, and to waive the additional $100,000 refinance fee required by the second amendment. The Bank also agreed to convert $361,000 in accrued and unpaid interest and fees to term loan principal, and the Company executed a new term note in total principal amount of $7.2 million. The Company is required to make a principal payment of $35,000 on October 15, 2002, principal payments of $50,000 on each of November 15, 2002 and December 15, 2002, and consecutive monthly principal payments of $100,000 each on the 15th day of each month thereafter through August 15, 2003. The entire amount of principal and accrued interest is due August 31, 2003. The Bank also agreed to eliminate certain financial covenants and to ease others, and the Company is in compliance with the revised covenants.

         The Company also agreed to issue a contingent warrant to an affiliate of the Bank to purchase up to 4.99% of the number of outstanding shares of common stock on January 2, 2003 for $0.01 per share. The warrant will be issued and exercisable for shares equal to 1% of the outstanding common stock on January 2, 2003, and will become exercisable for shares equal to an additional 0.5% of the outstanding common stock on the first day each month thereafter, until it is exercisable for the full 4.99% of the outstanding common stock. The warrant will not become exercisable to the extent that the Company discharged in full the Bank indebtedness prior to a vesting date. Accordingly, the warrant will not become exercisable for any shares if the Company discharges its bank indebtedness in full prior to January 2, 2003; and if the warrant does become partially exercisable on such date, it will cease further vesting as of the date the Company discharges in full the bank indebtedness.

         SUBORDINATED TERM LOAN DUE TO STOCKHOLDER

         During the second quarter of fiscal 2001, Softline loaned the Company $10 million for the purpose of making a $10 million principal reduction on the Bank term loan. This loan was unsecured and was subordinated to the term loan. The loan bore interest at 14% per annum, payable monthly, and had a stated due date of August 1, 2001. The Company did not pay monthly interest and had accrued $1.0 million interest as of March 31, 2001. There were no financial covenants or restrictions related to the Softline loan. Effective June 30, 2001, the terms of the loan with Softline were amended. Included in the amendment was an extension of the maturity date to November 1, 2002.

         The Company agreed to reimburse Softline for costs associated with this loan in the amount of $326,000, which was fully accrued for as of March 31, 2001. These costs were to be amortized over the initial 13 month life of the loan.

         Effective January 1, 2002, the Company entered into an integrated series of transactions with Softline where Softline agreed to release the Company's obligations relating to this loan, including the $326,000 refinancing costs. As a result, the Company recorded a reduction of refinancing cost equal to the $224,000 previously amortized. For further discussion of the transactions with Softline, see Notes 5 and 13.

         During the fiscal year ended March 31, 2001, the Company borrowed $0.6 million from a subsidiary of Softline on a short-term basis (see Note
         16).

         Interest expense included interest due to Softline and its subsidiary for the fiscal years ended March 31, 2002, 2001 and 2000 of $1.3 million, $1.0 million and $0, respectively. Interest expense for the fiscal years ended March 31, 2002, 2001 and 2000 also included interest due to other stockholders in the amount of $56,000, $130,000 and $31,000, respectively.

11.      CONVERTIBLE NOTES

         CONVERTIBLE NOTES DUE TO STOCKHOLDERS

         In May and June 2001, the Company entered into Subscription Agreements with a limited number of accredited investors related to existing stockholders for gross proceeds of $1.3 million. Each unit consisted of a convertible promissory note and warrants to purchase 250 shares of the Company's common stock for each $1,000 borrowed by the Company. The holders of the notes had the option to convert the unpaid principal and interest at any time at a conversion price of $1.35. The notes matured on August 30, 2001 and earned interest at 12% per annum to be paid at maturity. The notes were not paid or converted at March 31, 2002.

         The interest rate increased to 17% per annum on August 30, 2001 as a result of the non-payment on the maturity date. As of March 31, 2002, the balance of these convertible notes is $1.4 million, including $171,000 in accrued interest.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.35 and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible. The Company recognized interest expense of $191,000 in the accompanying statement of operations for the fiscal year ended March 31, 2002.

         Each warrant entitled the holder to purchase one share of the Company's common stock at an exercise price of $1.50. The warrants were to expire three years from the date of issuance. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $247,000 and is included in interest expense in the accompanying statement of operations for the year ended March 31, 2002. Interest expense for the fiscal year ended March 31, 2002 was $609,000.

         Subsequent to March 31, 2002, the Company agreed to amend the terms of the notes and warrants issued to these investors. The investors agreed to replace the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. The Company is required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. The investors agreed to reduce accrued interest and late charges on the original notes by up to $85,000, and to accept the reduced amount in shares of the Company's common stock valued at the average closing price of the shares on the American Stock Exchange for the 10 trading days prior to July 19, 2002. The new notes are convertible at the option of the holders into shares of the Company's common stock valued at $0.60 per share.

         The Company also agreed that the warrants previously issued to the investors to purchase an aggregate of 2,996,634 shares of common stock at exercise prices ranging from $0.85 to $1.50, and expiring on various dates between December 2002 and June 2004, would be replaced by new warrants to purchase an aggregate of 1,580,244 shares at $0.60 per share, expiring July 19, 2007. The Company anticipates that warrants for an additional 36,451 shares will be exchanged for 19,756 shares on substantially identical terms. The Company also agreed to file a registration statement with the Securities and Exchange Commission for the resale of all shares held by or obtainable by these investors. In the event such registration statement is not declared effective within 120 days after July 19, 2002, the Company will be obligated to issue five-year penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. The Company will be obligated to issue additional penalty warrants for each 30 day period after such date in which the registration statement is not effective. No further penalty warrants will accrue from the original registration obligation to these investors (see Note 13).

         CONVERTIBLE NOTES DUE TO MAJOR CUSTOMER

         Subsequent to March 31, 2002, Toys agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 shares of common stock. In connection with this transaction, Toys signed a two-year software development and services agreement (the "Development Agreement") that expires in February 2004. The purchase price is payable in installments through September 27, 2002. The note is non-interest bearing, and the face amount is payable in shares of common stock valued at $0.553 per share. The note is due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the Development Agreement. The Company does not have the right to prepay the convertible note before the due date, but upon the due date, the Company may at its option pay the principal amount in cash rather than shares of common stock to the extent Toys did not earlier convert the note to shares of common stock. The face amount of the note is 16% of the $1.3 million purchase price as of May 29, 2002, and increases by 4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount is the full $1.3 million purchase price. The face amount will cease to increase if Toys terminates the Development Agreement for a reason other than the Company's breach. The face amount will be zero if the Company terminates the Development Agreement due to an uncured breach by Toys of the Development Agreement.

         The warrant entitles Toys to purchase up to 2,500,000 of shares of our common stock at $0.553 per share. The warrant is initially vested as to 400,000 shares as of May 29, 2002, and vests at the rate of 100,000 shares per month until February 28, 2004. The warrant will cease to vest if Toys terminates the Development Agreement for a reason other than the Company's breach. The warrant will become entirely non-exercisable if the Company terminates the Development Agreement due to an uncured breach by Toys of the Development Agreement. Toys may elect a "cashless exercise" where a portion of the warrant is surrendered to pay the exercise price.

         The note conversion price and the warrant exercise price are each subject to a 10% reduction in the event of an uncured breach by the Company of certain covenants to Toys. These covenants do not include financial covenants. Conversion of the note and exercise of the warrant each require 75 days advance notice. The Company also granted Toys certain registration rights for the shares of common stock into which the note is convertible and the warrant is exercisable.

12.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - The Company leases office space and various automobiles under non-cancelable operating leases that expire at various dates through the year 2006. Certain leases contain renewal options. Future annual minimum lease payments for non-cancelable operating leases at March 31, 2002 are summarized as follows (in thousands):

              YEAR ENDING MARCH 31:
              2003                                            $         753
              2004                                                      724
              2005                                                      704
              2006                                                      192
              2007                                                        7
                                                              --------------
                                                              $       2,380
                                                              ==============

         Rent expense was $1.2 million, $1.5 million and $1.3 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

         EMPLOYEE BENEFIT PLAN - Effective January 1, 1999, the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees employed in the United States ("401(k) Plan"). Eligible participants may contribute up to $10,000 or 20% of their total compensation, whichever is lower. The Company matched 50% of the employee's contributions, up to 3% of the employee's total compensation, and may make discretionary contributions to the plan. Participants will be immediately vested in their personal contributions and over a six year graded schedule for amounts contributed by the Company. Effective, July 1, 2000, the Company amended the 401(k) Plan to for the following items: (a) Company matching contribution equal to 50% of the employee's contributions, up to 6% of the employee's total compensation and (b) eligible participants may defer up to $10,500 or 18% of their total compensation, whichever is lower. Effective January 1, 2002, the Company ceased matching contributions. The Company made matching contributions to the 401(k) Plan of approximately $125,000, $359,000 and $192,000 in the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

         LITIGATION -In April of 2002, the Company's former CEO, Thomas Dorosewicz, filed a demand with the California Labor Commissioner for $256,250 in severance benefits allegedly due under a disputed employment agreement, plus attorney's fees and costs. On June 18, 2002, the Company filed an action against Mr. Dorosewicz and an entity affiliated with him in San Diego Superior Court, Case No. GIC790833, alleging fraud and other causes of action relating to transactions Mr. Dorosewicz caused the Company to enter into with his affiliates and related parties without proper board approval. The Company expects one or more cross-claims from Mr. Dorosewicz in that action. The Company does not believe it has any obligation to pay the severance benefits alleged by Mr. Dorosewicz to be due, and it intends to vigorously pursue its causes of action against Mr. Dorosewicz. The Company cannot at this time predict what will be the outcome of these matters, as discovery has not yet commenced in either action.


13.      PREFERRED STOCK, COMMON STOCK, TREASURY STOCK, STOCK OPTIONS AND
         WARRANTS

         PRIVATE PLACEMENTS - In March 2000, the Company received $2.9 million from the sale of common stock to an investor. The Company agreed to register the shares with the Securities and Exchange Commission ("SEC"). The shares carried a "repricing right" which entitled the investor to receive additional shares upon the occurrence of certain events. In October 2000, the Company issued 375,043 shares in satisfaction of the repricing right.

         In October 2000, the SEC declared effective the registration statement. The Company became obligated to pay to the investor liquidated damages for late effectiveness of the registration statement in the amount of $286,000. The investor agreed in March 2001 to accept 286,000 shares of common stock in satisfaction of the liquidated damages and agreed to purchase an additional 214,000 shares of common stock for $214,000. In connection with this agreement, the Company issued the investor a two-year warrant to purchase up to 107,000 shares of common stock at $1.50 per share. The Company may call the warrants for $0.001 per share upon the occurrence of certain events. The investor will have thirty days after the call to exercise the warrant, after which time the warrant will expire.

         The Company agreed to register all of the shares sold in March 2001, and those that it may sell under the warrant, with the SEC. The Company became obligated to pay to the investor liquidated damages in the amount of $60,000. Subsequent to March 31, 2002, the investor agreed to accept 140,000 shares of common stock in satisfaction of the liquidated damages.

         In December 2000, the Company received $1.5 million from the sale of common stock and warrants to a limited number of accredited investors. As part of the same transaction, the investors purchased in January 2001 an additional $0.5 million of common stock and warrants, and two of the investors purchased in February 2001 an additional $0.5 million of common stock and warrants on the same terms and conditions. The Company issued a total of 2,941,176 shares of common stock and 1,470,590 warrants to purchase common stock at an exercise price of $1.50 as a result of the aforementioned transaction. The Company agreed to register the common shares purchased and the common shares issuable upon the exercise of warrants with the Securities and Exchange Commission. The Company filed a registration statement in January 2001 to register these shares, but it did not become effective. As of March 31, 2002, the Company has not registered these shares and has issued 1,029,410 penalty warrants with a strike price of $0.85 per share, with fair value of $711,000, as required under an agreement with the investors. The Company was obligated to issue to each investor a warrant for an additional 2.5% of the number of shares purchased by that investor in the private placement for each continuing 30-day period during which a registration statement is not effective. Subsequent to March 31, 2002, the Company and the investors agreed to revise the terms of the foregoing warrants, and to cease accruing penalty warrants (see Note 11).

         PREFERRED STOCK - The Series A Preferred has a stated value of $100 per share and is redeemed at the option of the Company any time prior to the maturity date of December 31, 2006 for 107% of the stated value and accrued and unpaid dividends. The shares are entitled to cumulative dividends of 7.2% per annum, payable semi-annually. At March 31, 2002, dividends in arrears amount to $254,000 or $1.80 per share. The holders may convert each share of Series A Preferred at any time into the number of shares of the Company's common stock determined by dividing the stated value plus all accrued and unpaid dividends, by a conversion price initially equal to $0.80. The conversion price will increase at an annual rate of 3.5% calculated on a semi-annual basis. The Series A Preferred is entitled upon liquidation to an amount equal to its stated value plus accrued and unpaid dividends in preference to any distributions to common stockholders. The Series A Preferred has no voting rights prior to conversion into common stock, except with respect to proposed impairments of the Series A Preferred rights and preferences, or as provided by law. The Company has the right of first refusal to purchase all but not less than all of any shares of Series A Preferred or shares of common stock received on conversion which the holder may propose to sell to a third party, upon the same price and terms as the proposed sale to a third party.

         COMMON STOCK - During fiscal year ended March 31, 2002, the Company issued the following:

                  o An aggregate of 573,845 shares of common stock for services rendered and severance payments totaling $490,000.

                  o 38,380 shares of common stock for investor relations services. The $31,000 value of these shares was recorded subsequent to year end when the services were performed.

                  o 644,715 shares of common stock totaling $485,000 which are to be returned as a result of early termination of investor relations service contracts. The value of these shares is recorded as a share receivable component of stockholders' equity.

         TREASURY STOCK - In November 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's common stock. As of March 31, 2001 and 2000, the Company had repurchased 444,641 shares of its common stock at a cost of $4.3 million. The purchased shares were canceled as of March 31, 2002.

         The Company received 10,700,000 shares of the Company's common stock valued at $8.6 million from Softline in connection with the transactions between the Company and Softline described in Notes 5, 10 and 13. These shares are pledged to the Bank as collateral for the term loans (see Note 10).

         STOCK OPTION PLAN - The Company adopted an incentive stock option plan during fiscal year 1990 (the "1989 Plan"). Options under this plan may be granted to employees and officers of the Company. There were initially 1,000,000 shares of common stock reserved for issuance under this plan. Effective April 1, 1998, the board of directors approved an amendment to the 1989 Plan increasing the number of shares of common stock authorized under the 1989 Plan to 1,500,000. The exercise price of the options is determined by the board of directors, but the exercise price may not be less than the fair market value of the common stock on the date of grant. Options vest immediately and expire between three to ten years from the date of grant. The 1989 Plan terminated in October 1999.

         On October 5, 1998, the board of directors and stockholders approved a new plan entitled the 1998 Incentive Stock Plan (the "1998 Plan"). The 1998 Plan authorizes 3,500,000 shares to be issued pursuant to incentive stock options, non-statutory options, stock bonuses, stock appreciation rights or stock purchases agreements. The options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over periods ranging from zero to five years, commencing at the date of grant, and expire in one to ten years from the date of grant. The 1998 Plan terminates in October 2008. On August 18, 2000, the Board approved certain amendments to the 1998 Plan. On November 16, 2000, certain of the amendments were approved by the shareholders. These amendments: (a) increased number of shares authorized in the Plan from 3,500,000 to 4,000,000, (b) authorized an "automatic" annual increase in the number of shares reserved for issuance by an amount equal to the lesser of 2% of total number of shares outstanding on the last day of the fiscal year, 600,000 shares, or an amount approved by the Board of Directors, and (c) to limit the number of stock awards of any one participant under the 1998 Plan to 500,000 shares in any calendar year.

         The following summarizes the Company's stock option transactions under the stock option plans:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      EXERCISE
                                                                      PRICE PER
                                                          OPTIONS       SHARE
                                                        -----------  -----------

                  Options outstanding, April 1, 1999     1,369,285   $   4.05
                      Exercised                           (190,075)  $   3.63
                      Granted                              730,150   $   7.87
                      Expired/canceled                    (119,100)  $   7.28
                                                        -----------

                  Options outstanding, March 31, 2000    1,790,260   $   5.44
                      Exercised                           (131,300)  $   6.24
                      Granted                            2,891,929   $   1.35
                      Expired/canceled                    (589,855)  $   4.88
                                                        -----------

                  Options outstanding, March 31, 2001    3,961,034   $   2.55
                      Granted                            2,117,300   $   0.89
                      Expired/canceled                  (1,592,445)  $   1.84
                                                        -----------

                  Options outstanding March 31, 2002     4,485,889   $   2.05
                                                        ===========

                  Exercisable, March 31, 2000            1,169,160   $   4.37
                                                        ===========

                  Exercisable, March 31, 2001              922,885   $   4.01
                                                        ===========

                  Exercisable, March 31, 2002            2,030,673   $   2.63
                                                        ===========

         In addition to options issued pursuant to the stock option plans described above, the Company issued additional options outside the plans to employees, consultants, and third parties. The following summarizes the Company's other stock option transactions:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      EXERCISE
                                                                      PRICE PER
                                                          OPTIONS       SHARE
                                                        -----------  -----------
                  Options outstanding, April 1, 1999     5,388,700   $   1.95
                      Exercised                         (3,247,188)  $   1.92
                      Granted                               15,000   $   9.50
                                                        -----------

                  Options outstanding, March 31, 2000    2,156,512   $   2.02
                      Exercised                           (289,700)  $   1.82
                      Granted                              300,000   $   0.95
                      Expired/Canceled                    (800,000)  $   1.25
                                                        -----------

                  Options outstanding, March 31, 2001    1,366,812   $   2.28
                      Expired/Canceled                    (320,000)  $   1.08
                                                        -----------
                  Options outstanding, March 31, 2002    1,046,812   $   2.61
                                                        ===========

                  Exercisable, March 31, 2000            2,156,512   $   2.02
                                                        ===========

                  Exercisable, March 31, 2001            1,166,812   $   2.51
                                                        ===========

                  Exercisable, March 31, 2002            1,046,812   $   2.61
                                                        ===========

         During the fiscal years ended March 31, 2001 and 2000, the Company recognized compensation expense of $28,000 and $55,000, respectively, for stock options granted to non-employees for services provided to the Company.

         The following table summarizes information as of March 31, 2002 concerning currently outstanding and exercisable options:

                                            Options Outstanding                            Options Exercisable
                              ----------------------------------------------------------------------------------------
                                                  Weighted
                                                  Average              Weighted                             Weighted
                                                  Remaining            Average                              Average
             Range Of            Number           Contractual          Exercise           Number            Exercise
          Exercise Prices     Outstanding            Life               Price           Exercisable          Price
         ----------------     ------------       -------------       -----------        ------------        --------
                                                   (years)
         $0.50 -   1.75         4,020,664            8.28            $     1.15          1,720,728        $      1.13
         $1.76 -   4.00           631,812            5.32            $     2.45            631,812        $      2.45
         $4.01 -   7.00           464,575            4.06            $     5.36            444,575        $      5.32
         $7.01 -  11.75           415,650            4.25            $     7.83            280,370        $      7.87
                              ----------------------------------------------------------------------------------------

                                5,532,701            7.28            $     2.16          3,077,485        $      2.62
                              ========================================================================================

         The Company has adopted the disclosure-only provision of SFAS No. 123. The following pro forma information presents net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the fiscal years ended March 31, 2002, 2001 and 2000, as determined under the fair value method prescribed by SFAS No. 123 (in thousands, except per share amounts):

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                            MARCH 31,       MARCH 31,       MARCH 31,
                                                              2002            2001            2000
                                                          ------------    ------------    ------------
              Net loss:
                  As reported                             $   (14,658)    $   (28,945)    $    (4,054)
                  Pro forma                               $   (15,963)    $   (29,408)    $    (5,305)
              Basic and diluted loss per share:
                  As reported                             $     (0.41)    $     (0.83)    $     (0.12)
                  Pro forma                               $     (0.45)    $     (0.85)    $     (0.16)

              Weighted average assumptions:
                  Dividend yield                                 None            None            None
                  Volatility                                      77%            140%             49%
                  Risk free interest rate                        3.9%            5.8%            5.8%
                  Expected life of options                   4 years        10 years       1-4 years

         For options granted during the year ended March 31, 2002 where the exercise price was greater than the stock price at the date of grant, the weighted-average fair value of such options was $0.46, and the weighted-average exercise price of such options was $0.89. For options granted during the year ended March 31, 2002 where the exercise price was equal to the stock price at the date of grant, the weighted average fair value of such options was $0.53, and the weighted-average exercise price of such options was $0.89. No options granted during the year ended March 31, 2002 where the exercise price was less than the stock price at the date of grant.

         WARRANTS - At March 31, 2002 and 2001, the Company had outstanding warrants to purchase 4,040,168 and 1,614,925 shares of common stock, respectively, at exercise prices ranging from $0.79 to $7.00 per share. The lives of the warrants range from two to five years from the grant date. During the fiscal year ended March 31, 2002, the Company recognized compensation expense of $579,000 for warrants granted to non-employees for services provided to the Company. Subsequent to March 31, 2002, the Company agreed to replace warrants to purchase an aggregate of 3,033,085 shares of common stock at exercise prices ranging from $0.85 to $1.50, and expiring on various dates between December 2002 and June 2004, with new warrants to purchase an aggregate of 1,600,000 shares of common stock at $0.60 per share, expiring July 17, 2007 (see Note 11).

14.      INCOME TAXES  [SLGG TO PREPARE]

         The provision (benefit) for income taxes consisted of the following components (in thousands):

                                                            YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                             MARCH 31,           MARCH 31,           MARCH 31,
                                                               2002                2001                2000
                                                          ---------------    ----------------    ---------------
              Current:
                  Federal                                 $           39     $        (1,261)    $          681
                  State                                                -                  45                103
                  Foreign                                              -                                  1,048
                                                          ---------------    ----------------    ---------------
              Total                                                   39              (1,216)             1,832
                                                          ---------------    ----------------    ---------------

              Deferred:
                  Federal                                              -              (3,523)            (3,325)
                  State                                                -                (774)               261
                  Foreign                                              -                 (99)            (1,180)
                                                          ---------------    ----------------    ---------------
              Total                                                   39              (4,396)            (4,244)
                                                          ---------------    ----------------    ---------------

              Provision (benefit) for income taxes        $           39     $        (5,612)    $       (2,412)
                                                          ===============    ================    ===============

         Significant components of the Company's deferred tax assets and liabilities at March 31, 2002 and 2001 are as follows (in thousands):

                                                                                       MARCH 31,
                                                                           --------------------------------
                                                                                 2002             2001
                                                                           --------------    --------------
              Current deferred tax assets/(liabilities):
                  Deferred revenue                                                           $
                  Research and expenditure credits
                  Excess capital loss over gain
                  Net operating loss
                  State taxes                                              $           -                 1
                  Accrued expenses                                                 1,107               728
                  Related party interest                                             852               511
                  Prepaid services                                                   284                 -
                  Warrants for services                                              344                 -
                  Allowance for bad debts                                            191                99
                                                                           --------------    --------------

              Net current deferred tax assets                                      2,778             1,339
                                                                           --------------    --------------

              Non-current deferred tax assets/(liabilities):
                  Research and expenditure credits                                     -             1,656
                  Net operating loss                                              11,040             3,994
                  Fixed assets                                                         -               117
                  Other credits                                                        -               123
                  Deferred rent                                                       82                82
                  Accrued expenses                                                    84             3,567
                                                                           --------------    --------------

              Total non-current deferred tax assets                               11,206             9,539

              Intangible assets                                                   (9,908)           (5,678)
              Accumulated capitalized research and development costs                (749)             (749)
              Other                                                                  (17)             (227)
                                                                           --------------    --------------

              Total non-current deferred tax liability                           (10,674)           (6,654)
                                                                           --------------    --------------

              Net non-current deferred tax asset/(liability)                       3,310             2,885
                                                                           --------------    --------------

              Valuation allowance                                                 (3,310)           (2,885)
                                                                           --------------    --------------

              Net deferred tax liability                                   $           -     $           -
                                                                           ==============    ==============

         The difference between the actual provision (benefit) and the amount computed at the statutory United States federal income tax rate of 34% for the fiscal years ended March 31, 2002, 2001 and 2000 is attributable to the following:

                                                               YEAR                YEAR                YEAR
                                                               ENDED               ENDED               ENDED
                                                             MARCH 31,           MARCH 31,           MARCH 31,
                                                               2002                2001                2000
                                                          ---------------    ----------------    ---------------
         Provision (benefit) computed at statutory rate          (34.0)%             (34.0)%             (34.0)%
         Nondeductible goodwill                                    5.1                 4.8                12.8
         Change in valuation allowance                            20.4                 9.1
         Foreign income taxed at different rates                   9.7                 5.0                (4.7)
         Tax credits                                              (2.9)
         State income tax, net of federal tax benefit             (0.7)               (1.4)               (4.3)
         Other                                                     2.4                 0.3                (7.1)
                                                          ---------------    ----------------    ----------------

         Total provision (benefit) for income taxes        (         -)%             (16.2)%             (37.3)%
                                                          ===============    ================    ================

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

15.      EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share for the fiscal years ended March 31, 2002, 2001 and 2000, are as follows (in thousands, except share amounts and per share data):

                                                                  FISCAL YEAR ENDED MARCH 31, 2002
                                                              ---------------------------------------
                                                                 LOSS         SHARES       PER SHARE
                                                              (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                                              -----------   -----------   -----------
                  Basic and diluted EPS:
                      Loss available to common stockholders   $  (14,658)   35,697,999    $    (0.41)
                                                              ===========   ===========   ===========


                                                                  FISCAL YEAR ENDED MARCH 31, 2001
                                                              ---------------------------------------
                                                                INCOME        SHARES       PER SHARE
                                                              (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                                              -----------   -----------   -----------

                  Basic and diluted EPS:
                      Loss available to common stockholders   $  (28,945)   34,761,386    $    (0.83)
                                                              ===========   ===========   ===========


                                                                  FISCAL YEAR ENDED MARCH 31, 2000
                                                              ---------------------------------------
                                                                INCOME        SHARES       PER SHARE
                                                              (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                                              -----------   -----------   -----------

                  Basic and Diluted EPS:
                      Loss available to common stockholders   $   (4,054)   32,458,902    $    (0.12)
                                                              ===========   ===========   ===========

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                               For the years ended March 31,
                                                                              2002         2001         2000
                                                                              ----         ----         ----
                  Options outstanding under the Company's
                      stock option plans                                    4,485,889    3,961,034    1,790,260
                  Options granted outside the Company's
                      stock option plans                                    1,046,812    1,366,812    2,156,212
                  Warrants issued in conjunction with private placements    2,944,499    1,602,590       25,000
                  Warrants issued for services rendered                     1,095,669       12,336
                  Convertible notes due to stockholders                     1,037,037
                  Series A Convertible Preferred Stock                     17,625,000

16.      RELATED PARTIES

         Included in other receivables at March 31, 2002 and 2001 are amounts due from officers and employees of the Company in the amount of $31,000 and $65,000, respectively.

         The office space for the Company's Sydney office was leased from a former officer of the Company. During the year ended March 31, 2000, the Company paid $163,000 in rent to this related party. The former officer was terminated in fiscal year ended March 31, 2001.

         The Company began occupying its current principal executive offices in July 2001. At that time, the premises were owned by an affiliate of the Company's then Chief Executive Officer. Monthly rent for these premises was set at $13,783. In April, 2002, the premises were sold to an entity unrelated to the former Chief Executive Officer. As of the date of this report, the Company is negotiating the terms of a written lease with the new owner.

         In November 2000, the Company borrowed $600,000 from a wholly-owned subsidiary of Softline to help meet operating expenses. This loan called for interest at 10% per annum, and was discharged in full in February 2001. Interest expense under this loan was $3,000 for the year ended March 31, 2001. In order to discharge the remaining balance of that loan while meeting other critical operational expenses, the Company borrowed $400,000 from Barry M. Schechter, the Company's Chairman. The Company borrowed an additional $164,000 from Mr. Schechter in March 2001, which funds were needed to meet operational requirements of our Australian subsidiary. The advances from Mr. Schechter bore interest at prime rate and were due on demand, subject to a limit on demand rights of $50,000 per payment. Interest expense under the loans from Mr. Schechter was $0 and $7,000 for the fiscal year ended March 31, 2002 and 2001, respectively. The loans were paid in full in June 2001.

         Included in demand loans due to stockholders totaling $618,000 and $1.3 million as of March 31, 2002 and 2001, respectively, was $0 and $63,000, respectively, owed to a stockholder who together with Barry M. Schechter and an irrevocable trust forms a beneficial ownership group. The original loan amounts totaling $2.3 million were borrowed in June 1999 to fund the acquisition of Island Pacific Systems Corporation on April 1, 1999. Interest is calculated monthly at the current prime rate with no stated maturity date. Interest expense under these loans for the years ended March 31, 2002 and 2001 was $56,000 and $123,000, respectively.

         The Company retains an entity affiliated with a director of the board to provide financial advisory services. During the years ended March 31, 2002, 2001 and 2000, the expenses for these services were $42,000, $112,000 and $36,000, respectively. The Company also incurred $19,000 and $25,000 in expenses to the same director for accounting services during the fiscal years ended March 31, 2002 and 2001, respectively. The Company borrowed $50,000 and $125,000 from another entity affiliated with this director in May 2001 and December 2001, respectively, to meet payroll expenses. The Company also borrowed $70,000 from this entity subsequent to March 31, 2002 for the same purpose. These amounts were repaid together with interest at the then-effective prime rate, promptly as revenues were received, and are paid in full as of the date of this report.

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

17.      BUSINESS SEGMENTS AND GEOGRAPHIC DATA

         The Company classifies its operations into two lines of business, retail solutions and training products. As revenues, reported profit/(loss) and assets related to the Company's training products subsidiary are below the threshold established for segment reporting, the Company considers its business to consist of one reportable operating segment.

         The Company currently operates in the United States and the United Kingdom. In February 2002, the Australian subsidiary ceased operations after National Australian Bank, the subsidiary's secured lender, placed it in receivership (see Note 3). In the fiscal year ended March 31, 2000, the Company also had limited operations in South Africa. The following is a summary of local operations by geographic area (in thousands):

                                                            YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                             MARCH 31,           MARCH 31,           MARCH 31,
                                                               2002                2001                2000
                                                          ---------------    ----------------    ---------------
              Net sales:
                           United States                  $       24,559     $        25,457     $       22,820
                           Australia (discontinued
                               operations)                         2,363               4,959              8,372
                           South Africa (discontinued
                             operations                                                                   1,090
                           United Kingdom                          2,550               2,256              3,832
                                                          ---------------    ----------------    ---------------
                                 Total net sales          $       29,472     $        32,672     $       36,114
                                                          ===============    ================    ===============

                    Long-lived assets:
                           United States                  $       35,280     $        48,270     $       60,909
                           Australia (discontinued
                              operations)                                              1,370             11,471
                           South Africa                                                    -                  -
                           United Kingdom                             22                  59                 75
                                                          ---------------    ----------------    ---------------
                                 Total long-lived assets  $       35,302     $        49,699     $       72,455
                                                          ===============    ================    ===============

18.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         MARCH 31, 2002                               JUNE 30        SEP 30          DEC 31         MAR 31          TOTAL
         ------------------------------------------------------------------------------------------------------------------
         NET SALES                                  $   7,851       $  8,419      $    6,317      $   6,885     $   29,472
         GROSS PROFIT                                   4,376          5,195           3,795          4,918         18,284
         NET LOSS                                      (3,514)        (3,588)         (2,970)        (4,586)       (14,658)
         DILUTED LOSS PER SHARE                     $   (0.09)      $  (0.09)     $    (0.08)     $   (0.16)    $    (0.41)

         MARCH 31, 2001                               JUNE 30        SEP 30          DEC 31         MAR 31          TOTAL
         ------------------------------------------------------------------------------------------------------------------

         NET SALES                                  $  11,000       $  7,993      $    7,737      $   5,942      $  32,672
         GROSS PROFIT                                   8,314          4,004           3,861          4,824         21,003
         NET INCOME (LOSS)                                546         (4,741)         (5,997)       (18,753)       (28,945)
         DILUTED (LOSS) PER SHARE                   $    0.02       $  (0.14)     $    (0.17)     $   (0.54)     $   (0.83)

         The summation of quarterly net income (loss) per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.