Form 10-K/A
period 2002-03-31
SVI SOLUTIONS INC
filed 2002-07-30
CIK 866535

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates* as of June 28, 2002 was approximately $6.1 million, based on the closing sale price on the American Stock Exchange on that date.

The number of shares outstanding of the registrant's Common Stock was 28,454,441 on June 28, 2002.

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

     As of April 1, 2002, we have refocused the company into three strategic business units each lead by experienced managers. The units are Island Pacific, SVI Store Solutions, and SVI Training Products, Inc.

     In May 2002, we completed an integrated series of transactions with Softline Limited to repay our subordinated note to Softline, to transfer to Softline our note received in connection with the sale of IBIS Systems Limited, and to issue to Softline new preferred securities. Softline also returned to us 10,700,000 shares of our common stock. Steven Cohen, Softline's Chief Operating Officer, and Gerald Rubenstein, a director of Softline, resigned from our board of directors in May 2002. Ivan Epstein, Softline's Chief Executive Officer, continues to serve on our board, and in June 2002, Robert P. Wilkie, Softline's Chief Financial Officer, was appointed to our board of directors. For a further discussion of the terms of transactions with Softline during the 2002 fiscal year, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" under the heading "Financing Transactions -- Softline."

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

     o INCREASING FOCUS ON THE SMALLER RETAILER. We recently introduced a new standard merchandising management and store solution application set based on our large tier retailer experience and application base. We can supply this application with little or no modification to smaller Tier 2, Tier 3 and Tier 4 retailers at a competitive price point. The application set offers these retailers a fast implementation schedule and short ROI. We intend to market more aggressively to Tier 3 and Tier 4 retailers as part of our strategy to locate and exploit market opportunities available to us in the current economic climate, especially those opportunities which are underserved by our larger competitors.

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

     o ISLAND PACIFIC DEVELOPMENT, MAINTENANCE AND SUPPORT SERVICES, including custom application development to tailor our software to meet the specific needs of our customers, and Maintenance and Support Services whereby we offer Help Desk, product release upgrades and error correction services to our customer base using our applications.

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

     As of July 29, 2002, 40% of our employees were engaged in application technology development. Most of these employees are located in our southern California offices. Company-sponsored application technology development expenses were $4.1 million, $6.6 million and $6.7 million , respectively, for the fiscal years 2002, 2001 and 2000. Customer-sponsored application technology development expenses were $5.5 million, $5.5 million and $1.5 million, respectively, for the fiscal years 2002, 2001 and 2000.

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

EMPLOYEES

     At July 29, 2002, we had a total of 168 employees, 153 of which were based in the United States and 15 of which were based in the United Kingdom. Of the total, 14% were engaged in sales and marketing, 40% were engaged in application technology development projects, 29% were engaged in professional services, and 17% were in general and administrative. We believe our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.


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

     We have never declared any dividends. Our agreement with Union Bank prohibits us from paying dividends while the term loan from Union Bank is outstanding. We are also required to pay dividends on our Series A Convertible Preferred Stock in preference and priority to dividends on our common stock. We currently intend to retain any future earnings to discharge indebtedness and finance the growth and development of the business. We therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends when we are permitted to do so will be at the discretion of the board of directors and will be dependent upon the future financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant.

     As of June 28, 2002 there were 28,454,441 shares of our common stock outstanding, which were held by approximately 128 stockholders of record.

     During the quarter ended March 31, 2002, we issued the following securities without registration under the Securities Act of 1933

     o 45,133 shares of common stock to outside service providers for payment of services rendered in previous periods, valued at $36,000.

     o In conjunction with the Softline transactions described below under "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financing Transactions -- Softline," we issued to Softline an aggregate of 141,000 shares of newly-designated Series A Convertible Preferred Stock at a deemed purchase price of $100 per share in exchange for 10,700,000 SVI common shares held by Softline and the discharge of a $12.3 million note payable to Softline. We also transferred to Softline our note received in connection with the sale of IBIS Systems Limited.

     The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder, and an appropriate legend was placed on the shares.

     Information concerning securities authorized for issuance under our equity compensation plans is included below under the heading "Security Ownership of Certain Beneficial Owners and Management."

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

                                                                                                           SIX MONTHS
                                                                                                              ENDED     YEAR ENDED
                                                             YEAR ENDED MARCH 31,                           MARCH 31,  SEPTEMBER 30,
                                                    ---------------------------------------------------     ---------    ---------
                                                       2002          2001         2000          1999          1998         1997
                                                    ---------     ---------     ---------     ---------     ---------    ---------
                                                                   (in thousands except for per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                           $ 27,109      $ 27,713      $ 26,652      $  5,010      $    414      $    800
Cost of sales                                         10,036         9,188         6,421         1,401            37            66
                                                    ---------     ---------     ---------     ---------     ---------     ---------
   Gross profit                                       17,073        18,525        20,231         3,609           377           734

Expenses:
   Application development                             4,203         5,333         4,877
   Depreciation and amortization                       6,723         8,616         7,250         1,672         1,611         1,018
   Selling, general and administrative                13,144        18,037        14,817         4,265           418         1,312
   Impairment of intangible assets                                   6,519
   Impairment of note receivable
      received in connection with the
      sale of IBIS Systems Limited                                   7,647
                                                    ---------     ---------     ---------     ---------     ---------     ---------
      Total expenses                                  24,070        46,152        26,944         5,937         2,029         2,330
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Loss from operations                                  (6,997)      (27,627)       (6,713)       (2,328)       (1,652)       (1,596)

Other income (expense):
   Interest income                                        10           628         1,074           520           274            33
   Other income (expense)                                (46)           63          (206)          828            49           627
   Interest Expense                                   (3,018)       (3,043)       (1,493)           (1)          (35)         (102)
   Gain on disposals of Softline Limited shares                                                                4,388         3,974
   Gain (loss) on foreign currency transaction            (9)            2           (10)          (58)          (14)         (120)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
      Total other income (expense)                    (3,063)       (2,350)         (635)        1,289         4,662         4,412
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Income (loss) before provision (benefit)
   for income taxes                                  (10,060)      (29,977)       (7,348)       (1,039)        3,010         2,816

   Provision (benefit) for income taxes                   39        (4,778)       (2,414)           30           887           190
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Income (loss) from continuing operations             (10,099)      (25,199)       (4,934)       (1,069)        2,123         2,626

Income (loss) from discontinued operations            (4,559)       (3,746)          880         6,654         3,696         2,222
                                                    ---------     ---------     ---------     ---------     ---------     ---------
         Net income (loss)                          $(14,658)     $(28,945)     $ (4,054)     $  5,585      $  5,819      $  4,848
                                                    =========     =========     =========     =========     =========     =========

Basic earnings (loss) per share:
   Income (loss) from continuing operations         $  (0.28)     $  (0.72)     $  (0.15)     $  (0.04)     $   0.08      $   0.19
   Income (loss) from discontinued operations          (0.13)        (0.11)         0.03          0.24          0.13          0.16
                                                    ---------     ---------     ---------     ---------     ---------     ---------
         Net income (loss)                          $  (0.41)     $  (0.83)     $  (0.12)     $   0.20      $   0.21      $   0.35
                                                    =========     =========     =========     =========     =========     =========

Diluted earnings (loss) per share:
   Income (loss) from continuing operations         $  (0.28)     $  (0.72)     $  (0.15)     $  (0.03)     $   0.07      $   0.17
   Income (loss) from discontinued operations          (0.13)        (0.11)         0.03          0.20          0.12          0.14
                                                    ---------     ---------     ---------     ---------     ---------     ---------
         Net income (loss)                          $  (0.41)     $  (0.83)     $  (0.12)     $   0.17      $   0.19      $   0.31
                                                    =========     =========     =========     =========     =========     =========

Weighted average common shares:
   Basic                                              35,698        34,761        32,459        28,600        27,768        13,971
   Diluted                                            35,698        34,761        32,459        33,071        31,046        15,618

BALANCE SHEET DATA:
Working capital                                     $ (5,337)     $ (2,782)     $  2,628      $ 26,387      $  9,763      $    596
Total assets                                        $ 40,005      $ 56,453      $ 94,083      $ 52,374      $ 46,481      $ 19,230
Long-term obligations                               $  8,013      $ 18,554      $ 21,586      $  2,043      $    771      $    545
Stockholders' equity                                $ 21,952      $ 26,993      $ 53,497      $ 45,270      $ 37,075      $ 10,885

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

                                                                           YEAR ENDED MARCH 31,
                                                         2002                      2001                      2000
                                               ------------------------  ------------------------  ------------------------
                                                             PERCENTAGE                PERCENTAGE                PERCENTAGE
                                                 AMOUNT     OF REVENUE     AMOUNT      OF REVENUE     AMOUNT      OF REVENUE
                                                 ------     ----------     ------      ----------     ------      ----------
Net sales                                       $ 27,109        100%      $  27,713        100%      $ 26,652        100%
Cost of sales                                     10,036         37%          9,188         33%         6,421         24%
                                                ---------    ---------    ----------    ---------   ----------     ---------
   Gross profit                                   17,073         63%         18,525         67%        20,231         76%

Application development expense                    4,203         16%          5,333         19%         4,877         18%
Selling, general and administration expenses      13,144         48%         18,037         65%        14,817         56%
Other income (expense)                               (45)         0%            694          3%           858          3%
                                                ---------    ---------    ----------    ---------   ----------     ---------
   Income (loss) before interest expense,
     provision for income taxes, depreciation
     and amortization and impairment                (319)        (1)%        (4,151)       (14)%        1,395          5%

Depreciation and amortization                     (6,723)       (25)%        (8,616)       (31)%       (7,250)       (27)%
Impairment of intangible assets                                              (6,519)       (24)%
Impairment of note receivable received in
   connection with the sale of IBIS
   Systems Limited                                                           (7,647)       (28)%
Interest expense                                  (3,018)       (11)%        (3,043)       (11)%       (1,493)        (6)%
Provision (benefit) for income taxes                  39          0%         (4,778)        17%        (2,414)         9%
                                                ---------    ---------    ----------    ---------   ----------     ---------

Loss from continuing operations                  (10,099)       (37)%       (25,199)       (91)%       (4,934)       (19)%


Income (loss) from discontinued operations,
     net of taxes                                 (4,559)                    (3,746)                      880
                                                ---------                  ----------                ----------

Net loss                                        $(14,658)                  $(28,945)                 $ (4,054)
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

     o We completed an integrated series of transactions with Softline to repay our subordinated note to Softline, to transfer to Softline our note received in connection with the sale of IBIS Systems Limited, and to issue new Series A Convertible Preferred securities in exchange for 10,700,000 SVI common shares. See "Financing Transactions -- Softline" below.

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

     In July 2002, we agreed to amend the terms of the notes and warrants issued to the investors related to ICM. The investors agreed to replace the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. We are required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. The investors agreed to reduce accrued interest and late charges on the original notes by up to $85,000, and to accept the reduced amount in shares of our common stock valued at the average closing price of our shares on the American Stock Exchange for the 10 trading days prior to July 19, 2002. The new notes are convertible at the option of the holders into shares of our common stock valued at $0.60 per share. We do not have a right to prepay the notes.

     We also agreed that the warrants previously issued to the investors to purchase an aggregate of 3,033,085 shares at exercise prices ranging from $0.85 to $1.50, and expiring on various dates between December 2002 and June 2004, would be replaced by new warrants to purchase an aggregate of 1,600,000 shares at $0.60 per share, expiring July 19, 2007. The replacement warrants are not callable by us.

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

     SOFTLINE

     In May 2002, we entered into an integrated series of transactions with Softline by which:

     1. We transferred to Softline the note received in connection with the sale of IBIS Systems Limited.

     2. We issued to Softline 141,000 shares of newly-designated Series A Convertible Preferred Stock.

     3. Softline released us from approximately $12.3 million in indebtedness due to Softline under a promissory note.

     4. Softline surrendered 10,700,000 shares of our common shares held by Softline.

     The Series A Preferred Stock has a stated value of $100 per share and is redeemable at our option any time prior to the maturity date of December 31, 2006 for 107% of the stated value and accrued and unpaid dividends. The shares are entitled to cumulative dividends of 7.2% per annum, payable semi-annually when, as and if declared by the board of directors. Softline may convert each share of Series A Preferred Stock at any time into the number of common shares determined by dividing the stock stated value plus all accrued and unpaid dividends, by a conversion price initially equal to $0.80. The conversion price increases at an annual rate of 3.5% calculated on a semi-annual basis. The Series A Preferred Stock is entitled upon liquidation to an amount equal to its stated value plus accrued and unpaid dividends in preference to any distributions to our common stockholders. The Series A Preferred Stock has no voting rights prior to conversion into common stock, except with respect to proposed impairments of the Series A Preferred rights and preferences, or as provided by law. We have the right of first refusal to purchase all but not less than all of any shares of Series A Preferred Stock or common shares received on conversion which Softline may propose to sell to a third party, upon the same price and terms as the proposed sale to a third party. We also granted Softline certain registration rights for the common shares into which the Series A Preferred Stock is convertible, including the right to demand registration on Form S-3 if such form is available to us and Softline proposes to sell at least $5 million of registrable common shares, and the right to include shares obtainable upon conversion of the Series A Preferred Stock in other registration statements we propose to file.

     These transactions were recorded for accounting purposes on January 1, 2002, the date when Softline took effective control of the IBIS note and we ceased accruing interest on the Softline note. We did not recognize any gain or loss in connection with the disposition of the IBIS note or the other components of the transactions.

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

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                              YEAR ENDED MARCH 31,
                                                           2002                       2001                       2000
                                                  -----------------------    ----------------------     -----------------------
                                                              PERCENTAGE                 PERCENTAGE                 PERCENTAGE
                                                   AMOUNT     OF REVENUE      AMOUNT     OF REVENUE      AMOUNT     OF REVENUE
                                                  ---------    ---------     ---------    ---------     ---------    ---------
Net sales                                         $ 27,109          100%     $ 27,713          100%     $ 26,652          100%
Cost of sales                                       10,036           37%        9,188           33%        6,421           24%
                                                  ---------    ---------     ---------    ---------     ---------    ---------
   Gross profit                                     17,073           63%       18,525           67%       20,231           76%

Expenses:
   Application development                           4,203           16%        5,333           19%        4,877           18%
   Depreciation and amortization                     6,723           25%        8,616           31%        7,250           27%
   Selling, general and administration              13,144           48%       18,037           65%       14,817           56%
   Impairment of intangible assets                                              6,519           24%
   Impairment of note receivable received in
      connection with the sale of IBIS
      Systems Limited                                                           7,647          (28)%
                                                  ---------    ---------     ---------    ---------     ---------    ---------
        Total expenses                              24,070           89%       46,152          167%       26,944          101%
                                                  ---------    ---------     ---------    ---------     ---------    ---------

Loss from operations                                (6,997)         (26)%     (27,627)        (100)%      (6,713)         (25)%

Other income (expense)
   Interest income                                      10            0%          628            2%        1,074            4%
   Other income (expense)                              (46)           0%           63            0%         (206)          (1%)
   Interest expense                                 (3,018)         (11)%      (3,043)         (11)%      (1,493)          (6)%
   Gain (loss) on foreign currency translation          (9)           0%            2            0%          (10)           0%
                                                  ---------    ---------     ---------    ---------     ---------    ---------
      Total other expense                           (3,063)         (11)%      (2,350)          (8)%        (635)          (2)%
                                                  ---------    ---------     ---------    ---------     ---------    ---------
Loss before provision (benefit) for
   income taxes                                    (10,060)         (37)%     (29,977)        (108)%      (7,348)         (28)%

   Provision (benefit) for income taxes                 39            0%       (4,778)          17%       (2,414)           9%
                                                  ---------    ---------     ---------    ---------     ---------    ---------

Loss from continuing operations                    (10,099)         (37)%     (25,199)         (91)%      (4,934)         (19)%

Income (loss) from discontinued operations,
     net of taxes                                   (4,559)                    (3,746)                       880
                                                  ---------                  ---------                  ---------

Net loss                                          $(14,658)                  $(28,945)                  $ (4,054)
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

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased by $1.9 million, or 22%, to $6.7 million in the fiscal year ended March 31, 2002 from $8.6 million in the fiscal year ended March 31, 2001. The decrease reflected the reduction in the base amounts of goodwill and capitalized software assets resulting from the recognition of impairments of those assets in the fourth quarter of fiscal 2001. As a result of the implementation of SFAS No. 142, we will not amortize goodwill in fiscal 2003. We will however record in the first quarter of fiscal 2003 a $0.6 million impairment charge based upon the transitional analysis of goodwill impairment required by SFAS 142, and we may record impairment charges based upon the impairment testing procedures required by SFAS 144 (see "Recent Accounting Pronouncements" below).

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


                                                            For the fiscal years ending March 31,
                                                            -------------------------------------
Contractual Cash Obligations                 2003            2004            2005            2006        Thereafter
----------------------------                 ----            ----            ----            ----        ----------
                                                                        (in thousands)
Operating leases                            $  752          $  724          $  704          $  192          $    7
Capital leases                              $   73          $   18
Term loans                                  $  833          $7,345
Convertible notes due stockholders          $               $1,421
Demand loans due stockholders               $  618
Payables aged over 90 days                  $  449
Other long-term obligations                 $  200
                                            -------         -------         -------         -------         -------
   Total contractual cash obligations       $2,925          $9,508          $  704          $  192          $    7
                                            =======         =======         =======         =======         =======


                                                            For the fiscal years ending March 31,
                                                            -------------------------------------
Other Commercial Commitments                 2003            2004            2005            2006        Thereafter
----------------------------                 ----            ----            ----            ----        ----------
                                                                        (in thousands)
Guarantees                                  $  187
                                            -------         -------         -------         -------         -------
   Total commercial commitments             $  187
                                            =======         =======         =======         =======         =======

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

     We were not able to make the payments required in June 2002. We were also out of compliance with certain financial covenants as of June 28, 2002. Effective July 15, 2002, the bank further amended the restated term loan agreement, and waived the then existing defaults. Under this third amendment to the restated agreement, the bank agreed to waive the application of the additional 2% interest rate for late payments of principal and interest, and to waive the additional $100,000 refinance fee required by the second amendment. The bank also agreed to convert $361,000 in accrued and unpaid interest and fees to term loan principal, and we executed a new term note in total principal amount of $7.2 million. We are required to make a principal payment of $35,000 on October 15, 2002, principal payments of $50,000 on each of November 15, 2002 and December 15, 2002, and consecutive monthly principal payments of $100,000 each on the 15th day of each month thereafter through August 15, 2003. The entire amount of principal and accrued interest is due August 31, 2003. The bank also agreed to eliminate certain financial covenants and to ease others, and we are in compliance with the revised covenants.

     We also agreed to issue a contingent warrant to an affiliate of the bank to purchase up to 4.99% of the number of outstanding common shares on January 2, 2003 for $0.01 per share. The warrant will be issued and exercisable for shares equal to 1% of our outstanding common stock on January 2, 2003, and will become exercisable for shares equal to an additional 0.5% of our outstanding common stock on the first day each month thereafter, until it is exercisable for the full 4.99% of our outstanding common stock. The warrant will not become exercisable to the extent that we have discharged in full our bank indebtedness prior to a vesting date. Accordingly, the warrant will not become exercisable for any shares if we discharge our bank indebtedness in full prior to January 2, 2003; and if the warrant does become partially exercisable on such date, it will cease further vesting as of the date we discharge in full the bank indebtedness.

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

     We tested goodwill for impairment during the 2003 fiscal year, and the resulting impairment of $0.6 million will be recorded as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We do not expect adoption of SFAS No. 145 to have material impact, if any, on our financial position or results of operations.

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

     o $1.25 million in convertible notes reissued in July 2002 to entities related to ICM Asset Management due September 30, 2003.

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

     During the past three fiscal years, we renegotiated on several occasions our agreements with Union Bank after we were unable to make payments required under these agreements. Union Bank may not be willing to renegotiate our indebtedness in the future if we are unable to make required payments. We will likely need outside sources of capital to pay our Union Bank obligations upon maturity.

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

SOFTLINE LIMITED HAS THE RIGHT TO ACQUIRE A CONTROLLING PERCENTAGE OF OUR COMMON STOCK, SO WE MAY BE EFFECTIVELY CONTROLLED BY SOFTLINE AND OUR OTHER STOCKHOLDERS ARE UNABLE TO AFFECT THE OUTCOME OF STOCKHOLDER VOTING.

     Softline Limited beneficially owns 57.0% of our outstanding common stock, including shares Softline has the right to acquire upon conversion of its Series A Convertible Preferred Stock. Ivan M. Epstein, Softline's Chief Executive Officer, and Robert P. Wilkie, Softline's Chief Financial Officer, serve on our board of directors. If Softline converts its Series A Preferred Stock, it may have effective control over all matters affecting us, including:

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers, and their ages as of June 28, 2002, are as follows:

               NAME                AGE                         TITLE                       DIRECTOR SINCE
   ----------------------------- --------- ---------------------------------------------- ------------------
   Barry M. Schechter               48     Chief Executive Officer, Chairman of
                                             the Board and Director                             1994

   Arthur S. Klitofsky              48     Vice President and Director                          1994

   Coleen K. McNally                43     Chief Operating Office of Island Pacific

   Jackie O. Tran                   33     Acting Chief Financial Officer

   Donald S. Radcliffe (1)          57     Director                                             1998

   Michael Silverman (1) (2)        57     Director                                             2001

   Ian Bonner (1) (2)               47     Director                                             1998

   Ivan M. Epstein                  41     Director                                             1998

   Robert P. Wilkie                 32     Director                                             2002

------------------
       (1)      Member of the Audit Committee
       (2)      Member of the Compensation Committee

         Barry M. Schechter has been our Chairman of the Board since February 1994. He has been our Chief Executive Officer since October 2001 and also held such position from February 1994 to January 2001. He also has been Chief Executive Officer of our predecessor and wholly-owned subsidiary, Sabica Ventures, Inc., from its inception in February 1990. Mr. Schechter is a director of Integrity Software, Inc. Mr. Schechter is a Chartered Accountant (South Africa).

         Arthur S. Klitofsky has been Vice President and a director since February 1994. He has been President of our SVI Training Products, Inc. subsidiary since 1991. Mr. Klitofsky has a Bachelor of Science Degree in Electrical Engineering from the University of Witwatersrand, Johannesburg, South Africa and a Bachelor in Accounting Science Degree from the University of South Africa.

         Coleen K. McNally became Chief Operating Officer of our Island Pacific business unit in January 2002. Prior to such appointment, Ms. McNally held various positions within Island Pacific since 1989. Prior to joining Island Pacific, Ms. McNally held retail industry positions with retailers including Software Etc., Maurice's (a division of Amcena Corporation of New York) and B. Dalton Bookseller. Ms. NcNally has a B.S. in Business from St. Cloud State University.

         Jackie O. Tran became our Acting Chief Financial Officer in October 2001. She has been our Controller since 1998. From November 1993 to March 1998, Ms. Tran was controller of JMC Group, Inc., a financial services company. Ms. Tran has a B.S. in Business from San Diego State University and is a certified public accountant.

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

         Michael Silverman became a director in January 2001. Mr. Silverman founded Advanced Remote Communication Solutions, Inc. (formerly known as Boatracs, Inc.) in 1990. He served as its Chairman until May 2002, and as Chief Executive Officer and President until October 1997, and from November 1999 to May 2002. Mr. Silverman is a Chartered Accountant (South Africa) and has an M.B.A. from Stanford University. Mr. Silverman is a member of the Audit and Compensation Committees.

         Ian Bonner became a director in May 1998. He is President and Chief Executive Officer of Terraspring, Inc., a software and Internet infrastructure company. From 1993 until April 2001, he held various positions with IBM Corporation, including Vice President of Partner Marketing and Programs for the IBM/Lotus/Tivoli Software Group. His responsibilities included the development and implementation of marketing campaigns and programs designed to serve the business partners of IBM, Lotus and Tivoli, including major accounts, independent software vendors and global systems integrators. He also oversaw the IBM BESTeam and the Lotus Business Partner programs which are designed to provide enhanced opportunities, including education, marketing and training support, to qualified providers of IBM's and Lotus's portfolio of network solutions. Mr. Bonner received a Bachelor of Commerce from the University of the Witwatersrand in 1976 and a graduate degree in Marketing Management and Market Research and Advertising from the University of South Africa in 1978. Mr. Bonner is a member of the Audit and Compensation Committees.

         Ivan M. Epstein became a director in May 1998. He is the Chairman and Chief Executive Officer of Softline Limited, which he co-founded in 1988. Softline is listed in the Information Technology sector of the Johannesburg Stock Exchange (JSE:SFT) and is one of the leading accounting software vendors in the world. Softline beneficially owns 57.0% of our common stock.

         Robert P. Wilkie became a director in June 2002. He is the Group Financial Director and director of Softline, which he joined in 1997 as controller. Mr. Wilkie is responsible for operational fiscal discipline, group treasury and financial reporting across Softline. Mr. Wilkie received a Bachelor of Commerce from the University of Cape Town in 1989 and Bachelor of Accounting from the University of Witwatersrand in 1992. Mr. Wilkie is a Chartered Accountant (South Africa).

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

         Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2002, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except Kevin O'Neill, Jackie Tran, Coleen McNally and Graham Brown, each of whom were late in filing initial Form 3 reports; Ivan Epstein, Steven Cohen, Ian Bonner and Michael Silverman, each of whom were late in filing Form 5 reports reporting a single grant of an option to each such individual; ICM Asset Management, Inc., which filed late one Form 4 report covering two transactions; and Softline Limited, which has not to date filed a Form 4 reflecting the recapitalization transactions described above under "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financing Transactions -- Softline."

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth summary information concerning the compensation for the last three fiscal years received by each person who served as Chief Executive Officer during the last completed fiscal year, the four other most highly compensated persons serving as executive officers at the end of the last completed fiscal year who earned more than $100,000 in salary and bonus in the last completed fiscal year, and two other persons who were executive officers during the last completed fiscal year and earned more than $100,000 in salary and bonus, but who were not executive officers at the end of the last completed fiscal year. We refer to these individuals as the "named executive officers."

                                         SUMMARY COMPENSATION TABLE

                                         Annual Compensation               Long Term
                                                                          Compensation
                       ------------------------------------------------  --------------
                                                                            Securities
Name and                                                Other Annual        Underlying         All Other
Principal Position  Year       Salary($)   Bonus($)    Compensation($)     Options/SARs    Compensation($)(1)
------------------  ----       ---------   --------    ---------------     ------------    ------------------

Barry M. Schechter  2002       337,486         --          --                 505,000             4,263
Chief Executive     2001       312,492         --          --                 321,429             4,995
Officer and         2000       270,000         --          --                  24,750                --
Chairman of the
Board

Thomas A.           2002       144,826     20,193      46,139(2)                   --             3,714
Dorosewicz          2001        55,929     37,500                             550,000               277
Former Chief
Executive Officer

Arthur S.           2002       168,000     14,700                               5,000             3,807
Klitofsky           2001       152,400         --                              90,000             4,572
President of SVI    2000       140,400         --                              12,700                --
Training

Coleen K. McNally   2002       175,442     33,963                              85,000             3,479
Chief Operating
Officer of Island
Pacific

Jackie O. Tran      2002       120,000     38,306                              50,000             2,814
Acting Chief
Financial Officer

Graham Brown        2002       114,863         --                              75,000             9,189
Chief Executive
Officer of SVI
Store Solutions

Kevin M. O'Neill    2002       133,779     19,104                             125,000                --
Former Chief
Financial Officer

William Farrant     2002       185,455     17,500                              75,000             3,496
Former Executive    2001        11,410         --                              50,000                --
Vice President
and General
Manager of SVI
Retail Inc.

(1)      Consists of 401(k) matching contributions.

(2)      Includes $37,401 for San Diego housing expenses.

         We also provide certain compensatory benefits and other non-cash compensation to the named executive officers. Except as set forth above, our incremental cost of all such benefits and other compensation paid in the years indicated to each such person was less than 10% of his reported compensation and also less than $50,000.

         The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------

                                                                                  Potential Realizable
                                                                                    Value at Assumed
                                     Individual Grants                              Annual Rates of
                                                                                       Stock Price
--------------------------------------------------------------------------------    Appreciation for
                                                            Exercise                 Option Term ($)
                                                            or Base
                         Date of     Options       % of      Price   Expiration  ----------------------
         Name             Grant    Granted (#)    Total     ($/Sh.)     Date          5%         10%
-------------------------------------------------------------------------------------------------------
Barry M. Schechter         10/1/01    26,223(1)     0.6%       0.77   10/1/11        9,708     27,419
                           10/1/01   473,777(1)    10.4%       0.77   10/1/11      175,405    495,391
                           1/30/02     5,000(2)     0.1%       0.95   1/30/12        2,254      6,403

Arthur S. Klitofsky        1/30/02     5,000(2)     0.1%       0.86   1/30/12        2,704      6,853

Coleen K. McNally          1/30/02    85,000(2)     1.9%       0.86   1/30/12       45,972    116,503

Graham Brown                1/2/02    75,000(3)     1.7%       0.90    1/2/12(3)    42,450    107,578

Jackie O. Tran             1/30/02    50,000(2)     1.1%       0.86   1/30/12       27,042     68,531

Kevin M. O'Neill            4/2/01    50,000(2)     1.1%       0.97    4/2/11(4)         0          0
                           7/12/01    75,000(2)     1.7%       0.98   7/12/11(4)         0          0

William Farrant            7/12/01    75,000(2)     1.7%       0.98   7/12/11(5)         0          0

(1) Options vest on the date of grant and are subject to continuing service.

(2) Options vest as to one-third of the shares on the first anniversary of the grant and the remaining two-thirds of the shares in 24 equal monthly installments after the first vesting date, subject to continuing service.

(3) Options originally vested as to one-half of the shares on the first anniversary of the grant and the remaining one-half of the shares in 12 equal monthly installments after the first vesting date, subject to continuing service. Pursuant to our severance agreement with Mr. Brown dated July 2, 2002, we agreed that these options would became fully vested and would be exercisable until July 2, 2004.

(4) Mr. O'Neill resigned from his position on October 21, 2001. As a result, none of these options vested and they were terminated at fiscal year end.

(5) Mr. Farrant resigned from his position effective December 3, 2001. As a result, none of these options vested and they were terminated at fiscal year end.

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

                          FISCAL YEAR END OPTION VALUES

                                         Number of Securities
                                        Underlying Unexercised      Value of Unexercised In-The-Money
                                        Options at FY End (#)              Options at FY End ($)
                   Name               Exercisable/Unexercisable       Exercisable/Unexercisable (1)
        ---------------------------------------------------------------------------------------------

        Barry M. Schechter                 749,711/262,143                        0/0
        Thomas A. Dorosewicz                     0/0                              0/0
        Arthur S. Klitofsky                135,080/84,620                         0/0
        Coleen K. McNally                   13,805/111,195                        0/0
        Graham Brown                        32,500/100,000                        0/0
        Jackie O. Tran                      23,916/67,584                         0/0
        Kevin M. O'Neill                         0/0                              0/0
        William Farrant                          0/0                              0/0

(1) Based upon the market price of $0.67 per share, determined on the basis of the closing sale price per share of our common stock on the American Stock Exchange on the last trading day of the 2002 fiscal year, less the option exercise price payable per share.

LONG-TERM INCENTIVE PLANS

         We do not have any long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended March 31, 2002, we did not adjust or amend the exercise price of stock options awarded to the named executive officers. We have no defined benefit or actuarial plans covering any named executive officer.

STOCK INCENTIVE PLANS

         We have two stock incentive plans. Our Incentive Stock Option Plan (1989 plan) terminated in October 1999. It provided for issuance of incentive stock options to purchase up to 1,500,000 shares of common stock to employees. 627,235 of such shares remain subject to option as of June 28, 2002. The 1989 plan was administered by the Board of Directors, which established the terms and conditions of each option grant.

         Our 1998 Incentive Stock Plan (1998 plan) authorizes the issuance of shares of common stock through incentive stock options, non-statutory options, stock bonuses, stock appreciation rights and stock purchase agreements. The 1998 plan was amended in August 2000 to increase the number of shares reserved from 3,500,000 to 4,000,000. The August 2000 amendments authorized a further automatic annual increase in reserved shares to take place on the first trading day of each fiscal year. The amount of the annual increase is 2% of the total number of shares of common stock outstanding on the last trading day of the immediately prior fiscal year. The annual increase cannot however be more than 600,000 shares, and the Board may in its discretion provide for a lesser increase. The August 2000 amendments also implemented a limit on stock awards to any one person in excess of 500,000 shares in any calendar year. Our stockholders approved the amendments at our annual meeting held November 16, 2000. On April 1, 2002, the automatic increase of 567,872 shares was effected, so that the total number of shares reserved under the 1998 plan is currently 5,167,872. The exercise price of options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of the grant, in the case of incentive stock options, or 85% of the fair market value on the date of the grant, in the case of non-statutory stock options.

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

         We entered into an employment agreement with Thomas A. Dorosewicz effective January 10, 2001. Under the agreement, Mr. Dorosewicz was paid base annual compensation of $250,000. For fiscal year 2001, he was entitled to earn a guaranteed bonus of $18,750 and an additional $18,750 performance bonus. Mr. Dorosewicz earned the full $37,500 bonus for fiscal 2001, and agreed to accept payment in shares of our common stock. We agreed to pay the withholding taxes which were due upon this stock grant. We agreed that Mr. Dorosewicz would be entitled to a cash bonus of up to 75% of his base salary upon achievement of performance targets in fiscal 2002. We also agreed to issue Mr. Dorosewicz 250,000 options priced at fair market value on his start date, vesting over five years, and an additional 300,000 special stock options priced at 85% of fair market value, vesting 100,000 immediately, 100,000 after six months and 100,000 after 24 months. We had agreed to issue additional options to Mr. Dorosewicz during fiscal 2002 based on various performance criteria. We also agreed to pay Mr. Dorosewicz certain relocation expenses. The agreement could be terminated by us or by Mr. Dorosewicz with 30 days advanced notice. If we terminated the agreement without cause, the agreement provided that Mr. Dorosewicz would be entitled to severance equal to six months' base salary plus the pro-rated portion of his bonus. If we terminated the agreement without cause after one year, the agreement provided that Mr. Dorosewicz would be entitled to additional severance of one month's base salary for each year of service completed, up to a maximum of six additional months. Effective October 21, 2001, Mr. Dorosewicz resigned from his position. As a result of his resignation, we did not pay severance to Mr. Dorosewicz. Mr. Dorosewicz has filed a demand with the California Labor Commissioner for $256,250 in alleged unpaid severance benefits (see "Legal Proceedings" above). Mr. Dorosewicz received no bonuses or additional stock options for fiscal 2002.

         On July 2, 2002, we entered into a separation agreement with Graham Brown. Under the terms of the agreement, Mr. Brown will remain employed by us through September 30, 2002 at full salary, but with reduced duties. We also agreed that unvested options issued to Mr. Brown to purchase 75,000 shares at $0.90 per share would fully vest, and would remain exercisable until July 2, 2004. We also agreed to assume Mr. Brown's automobile lease obligation and to pay Mr. Brown $8,000 for relocation costs. Mr. Brown released us from all claims arising from his employment.

         On February 27, 2002, we entered into a severance agreement with Kevin O'Neill. We agreed to pay Mr. O'Neill $16,667 in severance, and Mr. O'Neill agreed to release us from all claims arising from his employment.

         On December 3, 2001, we entered into a severance agreement with William Farrant. We agreed to pay Mr. Farrant his salary and health benefits through February 28, 2002, and Mr. Farrant agreed to release us from all claims arising from his employment.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Ian Bonner and Michael Silverman served as members of the Compensation Committee during all of fiscal 2002. Neither Mr. Bonner nor Mr. Silverman has ever been an officer of SVI or any of its subsidiaries. During fiscal 2002, none of our executive officers served as a member of a compensation committee or board of directors of any entity that has one or more if its executive officers serving as a member of our Compensation Committee.

DIRECTOR COMPENSATION

         During fiscal 2002, we issued options to purchase 5,000 shares of our common stock at an exercise price of $0.86 each to Barry Schechter, Arthur Klitofsky, Ian Bonner, Donald Radcliffe, Michael Silverman, Ivan Epstein and Steven Cohen in connection with their service on the board. We also issued options to purchase 50,000 shares of our common stock at an exercise price of $0.86 to each of Ian Bonner, Donald Radcliffe and Michael Silverman for committee service. The options each expire on January 30, 2012 and will vest at a rate of one-third of the shares on the first anniversary of the grant, and the remaining two-thirds of the shares in 24 equal monthly installments after the first vesting date, subject to continuing service.

         On January 30, 2002, the board adopted a plan to issue to each director who attends a board meeting an option under our 1998 plan to purchase 5,000 shares at the fair market value on the date of the meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows beneficial ownership of shares of our common stock as of June 28, 2002 (except as otherwise stated below) (i) by all persons known by us to beneficially own more than 5% of such stock and (ii) by each director, each of the named executive officers, and all directors and executive officers as a group. Except as otherwise specified, the address for each person is 5607 Palmer Way, Carlsbad, California 92007. As of June 28, 2002, there were 28,454,441 shares of common stock outstanding. Each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws), except as stated below.

                                                   Amount and Nature
              Name and Address of                 of Beneficial Ownership       Percent
               Beneficial Owner                            (1)                 of Class
          ---------------------------------       ----------------------       --------
          Softline Limited                             26,650,027          (2)    57.0%
          16 Commerce Crescent
          Eastgate Extension 13
          Sandton 2148
          South Africa

          Claudav Holdings Ltd. B.V.                    5,143,548          (3)    17.6%
          9 Rue Charles Humbert
          1205 Geneva
          Switzerland

          The Ivanhoe Irrevocable Trust                 5,143,548          (3)    17.6%

          Barry M. Schechter                            5,143,548          (3)    17.6%

          ICM Asset Management, Inc.                    7,224,922          (4)    22.5%
          601 W. Main Ave., Suite 600
          Spokane, WA  99201

          Thomas A. Dorosewicz                             36,407                  < 1%

          Arthur S. Klitofsky                             397,980          (5)     1.4%

          Coleen K. McNally                                14,639          (6)     < 1%

          Graham Brown                                    132,500          (6)     < 1%

          Jackie O. Tran                                   36,916          (7)     < 1%

          Kevin M. O'Neill                                      0                  0.0%

          William Farrant                                       0                  0.0%

          Donald S. Radcliffe                             769,900          (8)     2.7%
          575 Madison Avenue
          New York, NY 10022

          Michael Silverman                                16,000          (9)     < 1%
          10675 Sorrento Valley Road, Suite 200
          San Diego, CA  92121



          Ian Bonner                                       32,000          (6)     < 1%
          5527 Inverrary Court
          Dallas, Texas 75287

          Ivan M. Epstein                                 105,000          (6)     < 1%
          2 Victoria
          Eastgate Extension 13
          Sandton 2148
          South Africa

          Robert P. Wilkie                                      0                  0.0%
          16 Commerce Crescent
          Eastgate Extension 13
          Sandton 2148
          South Africa

          All directors and executive                   6,648,483         (10)    22.2%
          Officers as a group (10 persons)

(1) This table is based on information supplied by officers, directors and principal stockholders, except for information concerning Mr. Dorosewicz, which is based on information from our transfer agent. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares.

(2) Includes 61,812 shares pursuant to outstanding options exercisable within 60 days of June 28, 2002 and 18,259,500 shares obtainable upon conversion of Series A Convertible Preferred Stock. The nine directors of the Softline Limited board are Ivan M. Epstein, Steven Cohen, Carlos Soares dos Santos, Eric Ellerine, Mac Maharaj, Robert Wilkie, Gerald Rubenstein, John Copelyn and Marcel Golding. Mr. Epstein serves as Chairman and Chief Executive Officer, Mr. Cohen serves as Chief Operating Officer, and Mr. Wilkie serves as Group Financial Director. Each of the foregoing persons disclaims beneficial ownership of the shares and options held by Softline.

(3) Claudav Holdings Ltd. B.V., the Ivanhoe Irrevocable Trust and Barry M. Schechter may be deemed a group pursuant to Rule 13d-5 promulgated under the Exchange Act. Claudav holds 2,224,500 shares, for which it shares voting power with Mr. Schechter pursuant to a proxy. Claudav is managed by Erwin Wachter, Trustee. Mr. Wachter therefore shares beneficial ownership with Mr. Schechter of the shares held by Claudav. Ivanhoe holds 2,167,337 shares for which it shares voting and investment power with Mr. Schechter pursuant to Mr. Schechter's position as a trustee. Includes 2,000 shares held by Mr. Schechter's minor children and 749,711 shares issuable upon exercise of options of Mr. Schechter exercisable within 60 days of June 28, 2002. Excludes 10,000 shares held by Mr. Schechter's spouse, for which Mr. Schechter disclaims beneficial ownership.

(4) Represents holdings as of July 19, 2002. Includes 2,590,321 shares held by Koyah Leverage Partners, L.P., 36,710 shares held by Raven Partners, L.P. and 634,136 shares held by Koyah Partners, L.P. Also includes 1,257,925 shares pursuant to outstanding warrants and 1,562,500 shares obtainable upon conversion of convertible notes held by Koyah Leverage Partners, L.P., 309,784 shares pursuant to outstanding warrants and 312,500 shares obtainable upon conversion of convertible notes held by Koyah Partners, L.P., and 12,535 shares pursuant to outstanding warrants and 208,334 shares obtainable upon conversion of convertible notes held by Raven Partners, L.P. Koyah Ventures, LLC is the general partner of Koyah Leverage Partners, L.P., Koyah Partners, L.P. and Raven Partners, L.P., and as a result has shared voting and investment power over shares held by all three entities. ICM Asset Management, Inc. is the investment advisor to Koyah Leverage Partners, L.P., Koyah Partners, L.P. and Raven Partners, L.P., and as a result has shared voting and investment power over shares held by all three entities. Also includes 300,717 shares held by other clients of ICM Asset Management, Inc. ICM Asset Management, Inc. has discretionary authority over shares held by these other clients and as a result has shared voting and investment power over these shares. James M. Simmons is the managing member of Koyah Ventures, LLC and the chief investment officer and controlling shareholder of ICM Asset Management, Inc. and as a result has shared voting and investment power over shares held by Koyah Leverage Partners, L.P., Koyah Partners, L.P., Raven Partners, L.P., ICM Asset Management, Inc. and the other clients of ICM Asset Management, Inc. Each of these entities or persons disclaims beneficial ownership in these securities except to the extent of such entity's or person's pecuniary interest in these securities and disclaims membership in a group with any other entity or person within the meaning of Rule 13d-5(b)(1) under the Securities Exchange Act of 1934.

(5) Includes 135,080 shares pursuant to outstanding options exercisable within 60 days of June 28, 2002.

(6) Consists of outstanding options exercisable within 60 days of June 28, 2002.

(7) Includes 26,416 shares pursuant to outstanding options exercisable within 60 days of June 28, 2002.

(8) Includes 320,000 shares pursuant to outstanding options exercisable within 60 days of June 28, 2002. Also includes 11,500 shares held by an entity for which Mr. Radcliffe has sole voting and investment power. Also includes an aggregate of 82,100 shares held by three entities for which Mr. Radcliffe has shared voting and investment power. Excludes 121,500 shares held by Mr. Radcliffe's spouse, for which Mr. Radcliffe disclaims beneficial ownership.

(9) Includes 10,000 shares pursuant to outstanding options exercisable within 60 days of June 28, 2002.

(10) Includes 1,525,346 shares pursuant to outstanding options exercisable within 60 days of June 28, 2002.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have two equity incentive plans under which our equity securities are or have been authorized for issuance to our employees or directors: the Incentive Stock Option Plan (1989 plan), which terminated in October 1999, but under which options remain outstanding, and the 1998 Incentive Stock Plan (1998 plan). Both the 1989 plan and the 1998 plan have been approved by our stockholders. In addition, from time to time we issue non-employee options and warrants to service providers to purchase shares of our common stock, and these grants have not been approved by our stockholders.

------------------------------- ---------------------------- ---------------------------- ----------------------------
        Plan category                    Number of                Weighted-average                 Number of
                                       securities to              exercise price of               securities
                                         be issued                   outstanding                   remaining
                                           upon                   options, warrants              available for
                                        exercise of                  and rights                 future issuance
                                        outstanding                                              under equity
                                         options,                                                compensation
                                       warrants and                                                  plans
                                          rights                                                  (excluding
                                                                                                  securities
                                                                                                 reflected in
                                                                                                  column (a))

                                            (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans               4,485,889                        $2.05                   710,791(1)
 approved by security holders

------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not           2,092,481(2)                     $2.68                        --
 approved by security holders

------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                       6,578,370                        $2.25                   710,791
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) Does not include an automatic increase of 567,872 shares available for issuance under the 1998 plan, which occurred April 1, 2002. After such increase, we had 1,278,663 shares available for grant under our 1998 plan.

(2) Consists of individual non-employee option and warrant grants to service providers approved by the board from time to time. Includes warrants to purchase 291,667 shares which were cancelled in April 2002 due to termination of a service contract.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a description of transactions since April 1, 2001 to which we have been a party, in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our common stock had or will have a direct or indirect interest, other than our compensation arrangements with our directors and named executive officers described above under "Executive Compensation." Certain of these transactions will continue in effect and may result in conflicts of interest between us and such individuals. Although these persons may owe fiduciary duties to our stockholders, there is a risk that such conflicts of interest may not be resolved in favor of us.

         We borrowed $10 million from Softline Limited in July 2000 in order to pay the same amount to Union Bank as a mandatory reduction of principal owing to Union Bank. In July 2001, we amended and restated the Softline note. The restated note was in the original principal amount of $11.4 million and accrued interest at 14% per annum. All unpaid principal and interest was due May 1, 2003, unless the Union Bank loan was not extended to November 1, 2002, in which case the note would have been due and payable on November 1, 2002. The restated note was subordinate to our Union Bank indebtedness, and we were not required or permitted to make any payments of principal or interest under the restated note so long as the Union Bank indebtedness was outstanding.

         In May 2002, we entered into an integrated series of transactions with Softline by which:

         o We transferred to Softline the note received in connection with the sale of IBIS Systems Limited.
         o We issued to Softline 141,000 shares of newly-designated Series A Convertible Preferred Stock.
         o Softline released us from approximately $12.3 million then due under the promissory note to Softline.
         o Softline surrendered 10,700,000 shares of our common shares held by Softline.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financing Transactions -- Softline" above.

         In May and June, 2001, we issued a total of $1.25 million in convertible notes and related warrants to a limited number of accredited investors related to ICM Asset Management, Inc., which currently beneficially owns 22.5% of our common stock. In July 2002, we agreed to amend the terms of the notes and warrants, and certain other warrants issued to these investors in a prior financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financing Transactions -- ICM Asset Management, Inc." above.

         In May 2001, December 2001 and May 2002, we borrowed $50,000, $125,000 and $70,000 from World-Wide Business Centres, a company affiliated with Donald
S. Radcliffe, to meet payroll expenses. These amounts were repaid together with interest at the then-effective prime rate, promptly as revenues were received, and are paid in full as of the date of this report.

         We began occupying our current principal executive offices in July 2001. At that time, the premises were owned by an affiliate of our then Chief Executive Officer, Thomas A. Dorosewicz. Monthly rent for these premises was set at $13,783. In April, 2002, the premises were sold to an entity unrelated to Mr. Dorosewicz. As of the date of this report, we are negotiating the terms of a written lease with the new owner.

         During fiscal 2002, we paid a total of $532,770 in interest and principal to Claudav Holdings Ltd. B.V., which is deemed the beneficial owner of 17.6% of our common stock as of June 28, 2002. The original loan was in the amount of $1.5 million, bore interest at the prime rate, and was used to pay a portion of the purchase price for Island Pacific in 1999. The loan was due on demand, and was paid in full as of July 29, 2002.

         We retain Radcliffe & Associates, an entity affiliated with Donald S. Radcliffe, to perform financial advisory services for us. During the fiscal year ended March 31, 2002, we incurred $42,000 in fees and costs to Radcliffe & Associates. We incurred an additional $19,000 in fees to Mr. Radcliffe for accounting services during the fiscal year ended March 31, 2002. In June 2002, we issued Mr. Radcliffe 75,000 shares of common stock to repay $25,000 in obligations pursuant to these arrangements.

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

2.2 Deed of Appointment dated February 20, 2002 between the bank and the receivers of SVI Retail (Pty) Limited.* Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

2.3 Business Sale Agreement dated May 3, 2002 among the receivers and managers of the assets of SVI Retail (Pty) Limited and QQQ Systems PTY Limited.* Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

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

EXHIBIT           DESCRIPTION
-------           -----------

10.4 First Amendment to Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of March 18, 2002 (included herewith), and First Amendment to Amended and Restated Pledge Agreement between the Company, Sabica Ventures, Inc., SVI Retail, Inc., SVI Training Products, Inc., and Union Bank of California, N.A. dated as of March 18, 2002.*

10.5 Second Amendment to Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of May 21, 2001.*

10.6 Third Amendment to Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of July 15, 2002.*

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

10.11 Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated July 15, 2002.*

10.12 Summary of loan transactions between the Company and World Wide Business Centres.*

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

10.14             Purchase Agreement between the Company and Toys "R" Us, Inc.
                  dated May 29, 2002.*

EXHIBIT           DESCRIPTION
-------           -----------

10.15             Convertible Note in favor of Toys "R" Us, Inc. dated May 29,
                  2002.*

10.16             Warrant in favor of Toys "R" Us, Inc. dated May 29, 2002.*

10.17 Development Agreement between the Company and Toys "R" Us, Inc. dated May 29, 2002.* Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.20             Summary of lease terms for Carlsbad facility.*

21                List of Subsidiaries.*


                  * previously filed

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 29, 2002               SVI SOLUTIONS, INC., A DELAWARE CORPORATION

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

SIGNATURES                                             CAPACITY                                 DATE


/s/ Barry M. Schechter                        Chairman of the Board                         July 29, 2002
---------------------------------------       and Chief Executive Officer
Barry M. Schechter


/s/ Jackie O. Tran                            Acting Chief Financial Officer                July 29, 2002
---------------------------------------       (Principal Financial Officer)
Jackie O. Tran


/s/ Arthur S. Klitofsky                       Vice President and Director                   July 29, 2002
---------------------------------------
Arthur S. Klitofsky


/s/ Donald S. Radcliffe                                Director                             July 29, 2002
---------------------------------------
Donald S. Radcliffe


/s/ Ivan M. Epstein                                    Director                             July 29, 2002
---------------------------------------
Ivan M. Epstein


/s/ Ian Bonner                                         Director                             July 29, 2002
---------------------------------------
Ian Bonner


/s/ Michael Silverman                                  Director                             July 29, 2002
---------------------------------------
Michael Silverman


/s/ Robert P. Wilkie                                   Director                             July 29, 2002
---------------------------------------
Robert P. Wilkie

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

         As of April 1, 2002, the Company has refocused the company into three strategic business units lead by experienced managers. The units are Island Pacific, SVI Store Solutions and SVI Training Products, Inc.

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

         The Company will test goodwill and intangible assets with indefinite lives for impairment during the fiscal year beginning April 1, 2002 and any resulting impairment charge will be reflected as a cumulative effect of a change in accounting principle. Under SFAS 142, the Company is required to screen goodwill for potential impairment by September 30, 2002 and measure the amount of impairment, if any, by March 31, 2003. Subsequent to March 31, 2002, the Company completed the transitional analysis of goodwill impairment required by the adoption of SFAS 142 in fiscal 2003, and the Company will record in the first quarter of fiscal 2003 an impairment of $627,000 as a cumulative effect of a change in accounting principles.

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
                                                                 =========

4.       ASSET IMPAIRMENT CHARGES

         In the fiscal year ended March 31, 2001, the Company evaluated the recoverability of the long-lived assets in accordance with the evaluation of its long-lived assets as described in Note 1. In determining the amount of impairment, the Company compared the net book value of the long-lived assets associated with the Australian operations, primarily consisting of recorded goodwill and software intangibles, to their estimated fair values. Fair values were estimated based on anticipated future cash flows of the Company's operations consistent with the assets' remaining useful lives. The anticipated future cash flows were then discounted at 13%, which approximates the Company's interest rate on its amended and restated loan agreement in fiscal year ended March 31, 2001. Accordingly, the Company recorded impairment of goodwill of $2.3 million and capitalized software of $6.6 million in the fiscal year ended March 31, 2001.

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

         No gain or loss was recognized in connection with the disposition of the Note or the other components of the transactions.

6.       PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2002 and 2001 consisted of the following (in thousands):

                                                                                 2002             2001
                                                                           --------------    --------------
              Computer equipment and purchased software                    $       2,299     $       2,451
              Furniture and fixtures                                                 473               492
              Automobiles                                                                              29
              Leasehold improvements                                                 400               338
                                                                           --------------    --------------
                                                                                   3,172             3,281
              Less accumulated depreciation and amortization                       2,531             2,305
                                                                           --------------    --------------
                  Total                                                    $         641     $         976
                                                                           ==============    ==============

         Depreciation and amortization expense from continuing operations for the fiscal years ended March 31, 2002, 2001 and 2000 was $520,000, $698,000 and $414,000, respectively. Depreciation and amortization expense from discontinued operations for the fiscal years ended March 31, 2002, 2001 and 2000 was $46,000, $173,000 and $241,000,
         respectively.

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

         On March 18, 2001, the loan agreement was amended to release certain collateral from the pledge to the Bank, and to instead pledge to the Bank 10,700,000 shares of the Company's common stock surrendered by

         Softline in the related recapitalization transactions with Softline described in Notes 5, 10 and 13. The release collateral consisted of shares of capital stock of our Australian subsidiary, and the IBIS note and related shares of Integrity Software.

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

         The Company was not able to make the payments required in June 2002. The Company was also out of compliance with certain financial covenants as of June 28, 2002. Effective July 15, 2002, the Bank further amended the restated term loan agreement, and waived the then existing defaults. Under this third amendment to the restated agreement, the Bank agreed to waive the application of the additional 2% interest rate for late payments of principal and interest, and to waive the additional $100,000 refinance fee required by the second amendment. The Bank also agreed to convert $361,000 in accrued and unpaid interest and fees to term loan principal, and the Company executed a new term note in total principal amount of $7.2 million. The Company is required to make a principal payment of $35,000 on October 15, 2002, principal payments of $50,000 on each of November 15, 2002 and December 15, 2002, and consecutive monthly principal payments of $100,000 each on the 15th day of each month thereafter through August 15, 2003. The entire amount of principal and accrued interest is due August 31, 2003. The Bank also agreed to eliminate certain financial covenants and to ease others, and the Company is in compliance with the revised covenants.

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

         The Company also agreed that the warrants previously issued to the investors to purchase an aggregate of 3,033,085 shares of common stock at exercise prices ranging from $0.85 to $1.50, and expiring on various dates between December 2002 and June 2004, would be replaced by new warrants to purchase an aggregate of 1,600,000 shares at $0.60 per share, expiring July 19, 2007. The Company also agreed to file a registration statement with the Securities and Exchange Commission for the resale of all shares held by or obtainable by these investors. In the event such registration statement is not declared effective within 120 days after July 19, 2002, the Company will be obligated to issue five-year penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. The Company will be obligated to issue additional penalty warrants for each 30 day period after such date in which the registration statement is not effective. No further penalty warrants will accrue from the original registration obligation to these investors (see Note 13).

         CONVERTIBLE NOTE DUE TO MAJOR CUSTOMER

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

         The following table summarizes information as of March 31, 2002 concerning currently outstanding and exercisable options:

                                            Options Outstanding                             Options Exercisable
                              --------------------------------------------------       -----------------------------
                                                  Weighted
                                                  Average              Weighted                             Weighted
                                                  Remaining            Average                              Average
             Range Of            Number           Contractual          Exercise           Number            Exercise
          Exercise Prices     Outstanding            Life               Price           Exercisable          Price
         ----------------     ------------       -------------       -----------        ------------        --------
                                                   (years)
         $0.50 -   1.75         4,020,664            8.28            $     1.15          1,720,728        $      1.13
         $1.76 -   4.00           631,812            5.32            $     2.45            631,812        $      2.45
         $4.01 -   7.00           464,575            4.06            $     5.36            444,575        $      5.32
         $7.01 -  11.75           415,650            4.25            $     7.83            280,370        $      7.87
                              --------------------------------------------------        ------------------------------

                                5,532,701            7.28            $     2.16          3,077,485        $      2.62
                              ==================================================        ==============================

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
                                                          ===============    ================    ===============

         Significant components of the Company's deferred tax assets and liabilities at March 31, 2002 and 2001 are as follows (in thousands):

                                                                                       MARCH 31,
                                                                           --------------------------------
                                                                                 2002             2001
                                                                           --------------    --------------
              Current deferred tax assets/(liabilities):
                  State taxes                                              $           -     $           1
                  Accrued expenses                                                 1,107               728
                  Related party interest                                             852               511
                  Prepaid services                                                   284                 -
                  Warrants for services                                              344                 -
                  Allowance for bad debts                                            191                99
                                                                           --------------    --------------

              Net current deferred tax assets                                      2,778             1,339
                                                                           --------------    --------------

              Non-current deferred tax assets/(liabilities):
                  Research and expenditure credits                                     -             1,656
                  Net operating loss                                              11,040             3,994
                  Fixed assets                                                         -               117
                  Other credits                                                        -               123
                  Deferred rent                                                       82                82
                  Accrued expenses                                                    84             3,567
                                                                           --------------    --------------

              Total non-current deferred tax assets                               11,206             9,539

              Intangible assets                                                   (9,908)           (5,678)
              Accumulated capitalized research and development costs                (749)             (749)
              Other                                                                  (17)             (227)
                                                                           --------------    --------------

              Total non-current deferred tax liability                           (10,674)           (6,654)
                                                                           --------------    --------------

              Net non-current deferred tax asset/(liability)                       3,310             2,885
                                                                           --------------    --------------

              Valuation allowance                                                 (3,310)           (2,885)
                                                                           --------------    --------------

              Net deferred tax liability                                   $           -     $           -
                                                                           ==============    ==============

         The difference between the actual provision (benefit) and the amount computed at the statutory United States federal income tax rate of 34% for the fiscal years ended March 31, 2002, 2001 and 2000 is attributable to the following:

                                                               YEAR                YEAR                YEAR
                                                               ENDED               ENDED               ENDED
                                                             MARCH 31,           MARCH 31,           MARCH 31,
                                                               2002                2001                2000
                                                          ---------------    ----------------    ---------------
         Provision (benefit) computed at statutory rate          (34.0)%             (34.0)%             (34.0)%
         Nondeductible goodwill                                    5.1                 4.8                12.8
         Change in valuation allowance                            20.4                 9.1
         Foreign income taxed at different rates                   9.7                 5.0                (4.7)
         Tax credits                                              (2.9)
         State income tax, net of federal tax benefit             (0.7)               (1.4)               (4.3)
         Other                                                     2.4                 0.3                (7.1)
                                                          ---------------    ----------------    ----------------

         Total provision (benefit) for income taxes                 (-)%             (16.2)%             (37.3)%
                                                          ===============    ================    ================

         At March 31, 2002, the Company had Federal and California tax net operating loss carryforwards of approximately $29.4 million and $15.2 million, respectively. The Federal and California tax net operating loss carryforwards will begin expiring after 2008 and 2002, respectively.

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

         Included in demand loans due to stockholders totaling $618,000 and $1.3 million as of March 31, 2002 and 2001, respectively, was $122,000 and $552,000, respectively, owed to a stockholder who together with Barry M. Schechter and an irrevocable trust forms a beneficial ownership group. The original loan amounts totaling $2.3 million ($1.5 million of which was from the stockholder included in the group described above) were borrowed in June 1999 to fund the acquisition of Island Pacific Systems Corporation on April 1, 1999. Interest is calculated monthly at the current prime rate with no stated maturity date. Interest expense under these loans for the years ended March 31, 2002, 2001 and 2000 was $26,000, $74,000 and $80,000, respectively.

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
                                                          ===============    ================    ===============

18.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         MARCH 31, 2002                               JUNE 30        SEPT 30         DEC 31         MAR 31          TOTAL
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

         MARCH 31, 2001                               JUNE 30        SEPT 30         DEC 31         MAR 31          TOTAL
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