Form 10-Q
period 2002-06-30
SVI SOLUTIONS INC
filed 2002-08-14
CIK 866535

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

Commission file number  0-23049
                        -------

                               SVI SOLUTIONS, INC.
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     33-0896617
-------------------------------          ---------------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

5607 PALMER WAY, CARLSBAD, CALIFORNIA                               92008
-------------------------------------                             ----------
(Address of principal executive offices)                          (Zip Code)

                                 (877) 784-7978
                                 --------------
              (Registrant's telephone number, including area code)

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

Common Stock, $0.0001 Par Value - 28,813,304 shares as of July 31, 2002.


================================================================================


                                        TABLE OF CONTENTS
                                                                                             PAGE
                                                                                             ----
PART I. - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
                 and March 31, 2002 (Audited)................................................ 3

           Condensed Consolidated Statements of Operations for the Three
                 Months Ended June 30, 2002 and 2001 (Unaudited)............................. 4

           Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended June 30, 2002 and 2001 (Unaudited)............................ 5

           Notes to Condensed Consolidated Financial Statements.............................. 6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................... 9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........................16

PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings.................................................................17

Item 2.    Changes in Securities and Use of Proceeds.........................................17

Item 6.    Exhibits and Reports on Form 8-K..................................................17

Signatures...................................................................................18


PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                       SVI SOLUTIONS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share amounts)

                                                                                   JUNE 30, 2002    MARCH 31, 2002
                                                                                   -------------    -------------
                                                                                    (unaudited)       (audited)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $        520    $      1,309
   Accounts receivable, net                                                               2,932           1,946
   Other receivables, including $19 and $31 from related parties, respectively              235             255
   Inventories                                                                              122             126
   Current portion of non-compete agreements                                                917             917
   Prepaid expenses and other current assets                                                193             150
                                                                                   -------------   -------------
       Total current assets                                                               4,919           4,703
Property and equipment, net                                                                 581             641
Purchased and capitalized software, net                                                  17,089          17,612
Goodwill, net                                                                            14,795          15,422
Non-compete agreements, net                                                               1,356           1,585
Other assets                                                                                 58              42
                                                                                   -------------   -------------
       Total assets                                                                $     38,798    $     40,005
                                                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Demand loans due to stockholders                                                $        555    $        618
   Current portion of term loan                                                             735             435
   Accounts payable                                                                       1,741           1,497
   Accrued expenses                                                                       3,801           3,864
   Deferred revenue                                                                       3,178           3,528
   Income tax payable                                                                        97              98
                                                                                   -------------   -------------
       Total current liabilities                                                         10,107          10,040
Term loan refinanced in July 2002                                                         6,376           6,472
Convertible notes, net of debt discount of $779 and $0, respectively, and
    including $1,482 and $1,421 due to stockholders, respectively                         1,578           1,421
Other long-term liabilities                                                                 108             120
                                                                                   -------------   -------------
       Total liabilities                                                                 18,169          18,053
                                                                                   -------------   -------------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.0001 par value; 5,000,000 shares authorized; Series A
       Convertible Preferred, 7.2% cumulative 141,100 shares authorized and outstanding with a stated value of $100 per share, dividends in arrears
       of $508 and $254, respectively                                                    14,100          14,100
   Common stock, $.0001 par value; 100,000,000 shares authorized; 39,154,441 and
       38,993,609 issued; and 28,454,441 and 28,293,609 shares outstanding                    4               4
   Additional paid in capital                                                            55,495          54,685
   Accumulated deficit                                                                  (39,789)        (37,772)
   Treasury stock, at cost; shares - 10,700,000                                          (8,906)         (8,580)
   Shares receivable                                                                       (275)           (485)
                                                                                   -------------   -------------
       Total stockholders' equity                                                        20,629          21,952
                                                                                   -------------   -------------

       Total liabilities and stockholders' equity                                  $     38,798    $     40,005
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

                                                        3


                                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share data)
                                                  (unaudited)

                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                                       2002           2001
                                                                                   ------------   ------------
Net sales                                                                          $     5,321    $     7,509
Cost of sales                                                                            2,112          3,595
                                                                                   ------------   ------------
     Gross profit                                                                        3,209          3,914

Expenses:
   Application development                                                                 901            489
   Depreciation and amortization                                                         1,034          1,613
   Selling, general and administrative                                                   2,262          3,910
                                                                                   ------------   ------------
     Total expenses                                                                      4,197          6,012
                                                                                   ------------   ------------

Operating loss                                                                            (988)        (2,098)
                                                                                   ------------   ------------

Other income (expense):
   Interest income                                                                           1
   Other income (expense)                                                                    1             (6)
   Interest expense                                                                       (408)        (1,062)
   Gain on foreign currency transactions                                                     4             18
                                                                                   ------------   ------------
     Total other expense                                                                  (402)        (1,050)
                                                                                   -----------    -----------

Loss before provision for income taxes                                                  (1,390)        (3,148)

   Provision for income taxes                                                                              37
                                                                                   ------------   ------------
Loss before cumulative effect of a change in accounting principle                       (1,390)        (3,185)

    Cumulative effect of changing accounting principle - goodwill
     valuation under SFAS 142                                                             (627)
                                                                                   ------------   ------------
Loss from continuing operations                                                         (2,017)        (3,185)

    Loss from discontinued Australian operations, net of applicable income taxes                         (329)
                                                                                   ------------   ------------

Net loss                                                                           $    (2,017)   $    (3,514)
                                                                                   ============   ============

Basic and diluted loss per share:
   Loss before cumulative effect of a change in accounting principle               $     (0.05)   $     (0.08)
   Cumulative effect of a change in accounting principle - goodwill
     valuation under SFAS 142                                                            (0.02)
                                                                                   ------------   ------------
         Loss from continuing operations                                                 (0.07)         (0.08)

    Loss from discontinued operations                                                                   (0.01)
                                                                                   ------------   ------------
         Net loss                                                                  $     (0.07)   $     (0.09)
                                                                                   ============   ============

Basic and diluted weighted-average common shares outstanding                            28,512         37,883
                                                                                   ============   ============


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                       4


                                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands and unaudited)

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                                     2002           2001
                                                                                  ------------   ------------
Cash flows from operating activities:
   Net loss                                                                       $    (2,017)   $    (3,514)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                      1,034          1,783
     Cumulative effect of a change in accounting principle - goodwill
       valuation under SFAS 142                                                           627
     Amortization of debt discount and conversion option                                   99            319
     Loss on disposal of furniture and equipment                                                          22
     Gain on foreign currency transactions                                                 (4)           (19)
     Common stock issued for services rendered                                             15
   Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable and other receivables                                           (965)        (3,102)
     Inventories                                                                            4             23
     Prepaid expenses and other current assets                                            (59)            34
     Accounts payable and accrued expenses                                                (29)          (558)
     Accrued interest on stockholders' loans, convertible notes and term loan             271            489
     Deferred revenue                                                                    (350)         3,599
       Income taxes payable                                                                (1)
                                                                                  ------------   ------------
Net cash used for operating activities                                                 (1,375)          (924)
                                                                                  ------------   ------------

Cash flows from investing activities:
   Purchases of furniture and equipment                                                   (26)           (36)
   Capitalized software development costs                                                (194)
                                                                                  ------------   ------------
Net cash used for investing activities                                                   (220)           (36)
                                                                                  ------------   ------------

Cash flows from financing activities:
   Decrease in amount due to stockholders, net                                            (70)          (212)
   Payments on line of credit                                                                            (46)
   Proceeds from convertible notes                                                        874          1,250
   Proceeds from short-term loan from related party                                        70
   Payments on short-term loan from related party                                         (70)
                                                                                  ------------   ------------
Net cash provided by financing activities                                                 804            992
                                                                                  ------------   ------------

Effect of exchange rate changes on cash                                                     2
                                                                                  ------------   ------------

Net increase (decrease) in cash and cash equivalents                                     (789)            32
Cash and cash equivalents, beginning of period                                          1,309          1,267
                                                                                  ------------   ------------
Cash and cash equivalents, end of period                                          $       520    $     1,299
                                                                                  ============   ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                  $        10    $       178

Supplemental schedule of non-cash investing and financing activities:
   Issued 100,000 shares of common stock  for services in connection
       with an equity financing in December 2000                                  $        45
   Issued 140,000 shares of common stock to pay for penalty for late
       effectiveness of the registration statement                                $        60
   Received 262,500 shares of common stock related to early termination
       of a service contract                                                      $       210
   Issued 151,666 and 78,075 shares of common stock as payments for
       bonuses and services rendered in prior periods                             $        66    $        95



       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                       5

                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all the periods presented have been made.

Certain amounts in the prior period have been reclassified to conform to the presentation for the three months ended June 30, 2002. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-K (as amended) for the year ended March 31, 2002.

The results of operations for the three months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - DISCONTINUED OPERATIONS

Due to the declining performance of the Company's wholly-owned Australian subsidiary, management decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was however subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to the entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, the Company may be called upon to pay the deficiency under its guarantee to the bank. At June 30, 2002, the Company has accrued $187,000 as the maximum amount of our potential exposure. The receiver has also claimed that the Company is obligated to it for inter-company balances of $636,000, but the Company does not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by the Company to the Australian subsidiary offsetting the amount claimed to be due.

The disposal of the Australian subsidiary resulted in a loss of $3.2 million, which was recorded in the fiscal year ended March 31, 2002. Accordingly, the operating results of the Australian subsidiary for the three months ended June 30, 2001 are restated as discontinued operations.

NOTE 3 - TERM LOAN

UNION BANK OF CALIFORNIA, N.A.

The Company's term loan at June 30, 2002 and March 31, 2002 consist of the following (in thousands):

                                                         June 30,      March 31,
                                                          2002           2002
                                                       -----------   -----------

    Term loan payable to bank                          $    7,111    $    6,907
    Less term loan payable to bank classified
        as long-term as discussed below                     6,376         6,472
                                                       -----------   -----------
    Current portion of term loan                       $      735    $      435
                                                       ===========   ===========

On May 21, 2002, the Company and the bank entered into a second amendment to the restated term loan. The second amendment extended the maturity date of the loan to May 1, 2003 and revised other terms and conditions. The Company agreed to pay the bank up to $200,000 refinance fee in connection with the second amendment.

Effective July 15, 2002, the bank further amended the restated term loan agreement. Under this third amendment to the restated agreement, the bank agreed to waive the application of the additional 2% interest rate for late payments of principal and interest, and to waive the additional $100,000 refinance fee required by the second amendment. The bank also agreed to convert $361,000 in accrued interest and fees to term loan principal, and the Company executed a new term note in total principal amount of $7.2 million. The Company is required to make a principal payment of $35,000 on October 15, 2002, principal payments of $50,000 on each of November 15, 2002 and December 15, 2002, and consecutive monthly principal payments of $100,000 each on the 15th day of each month thereafter through August 15, 2003. The entire amount of principal and accrued interest is due August 31, 2003. The bank also agreed to eliminate certain financial covenants and to ease others, and the Company is in compliance with the revised covenants.

The Company also agreed to issue a contingent warrant to an affiliate of the bank to purchase up to 4.99% of the number of outstanding common shares on January 2, 2003 for $0.01 per share. The warrant will be issued and exercisable for shares equal to 1% of the Company's outstanding common stock on January 2, 2003, and will become exercisable for shares equal to an additional 0.5% of the outstanding common stock on the first day each month thereafter, until it is exercisable for the full 4.99% of the outstanding common stock. The warrant will not become exercisable to the extent that the Company has discharged in full its bank indebtedness prior to a vesting date. Accordingly, the warrant will not become exercisable for any shares if the Company discharges its bank indebtedness in full prior to January 2, 2003; and if the warrant does become partially exercisable on such date, it will cease further vesting as of the date the Company discharges in full the bank indebtedness.

NOTE 4 - CONVERTIBLE NOTES

CONVERTIBLE NOTES DUE TO STOCKHOLDERS

During the quarter ended June 30, 2001, the Company raised gross proceeds of $1.3 million from the sale of the convertible notes and warrants to a limited number of accredited investors related to existing stockholders. The investors received a convertible promissory note for the amount of their investments and warrants to purchase 250 shares of the Company's common stock for each $1,000 borrowed by the Company. The holders of the notes had the option to convert the unpaid principal and interest to common stock at any time at a conversion price of $1.35 per share. The notes matured on August 30, 2001 and earned interest at 12% per annum to be paid at maturity. The notes were not paid or converted at June 30, 2002. The interest rate increased to 17% per annum on August 30, 2001 as a result of the non-payment on the maturity date. As of June 30, 2002, the balance of these convertible notes is $1.5 million, including $232,000 in accrued interest.

In July 2002, the Company and the investors agreed to amend the terms of the notes and warrants. The investors agreed to replace the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. The Company is required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. The investors agreed to reduce accrued interest and late charges on the original notes by $16,000, and to accept payment of the reduced amount in 527,286 shares of the Company's common stock valued at $0.41 per share, which was the average closing price of its shares on the American Stock Exchange for the 10 trading days prior to July 19, 2002. The new notes are convertible at the option of the holders into shares of the Company's common stock valued at $0.60 per share. The Company does not have a right to prepay the notes.

The Company also agreed that the warrants previously issued to certain of the investors to purchase an aggregate of 3,033,085 shares at exercise prices ranging from $0.85 to $1.50, and expiring on various dates between December 2002 and June 2004, would be replaced by new warrants to purchase an aggregate of 1,600,000 shares at $0.60 per share, expiring July 19, 2007. These warrants were issued in connection with private placement transactions in the third and fourth quarters of fiscal 2001, and included warrants issued in connection with registration obligations. The replacement warrants are not callable by the Company.

The Company also agreed to file a registration statement for the resale of all shares held by or obtainable by these investors. In the event such registration statement is not declared effective by the SEC within 150 days after July 19, 2002, the Company will be obligated to issue five-year penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. The Company will be obligated to issue additional penalty warrants for each 30 day period after such date in which the registration statement is not effective. No further warrants will accrue from the Company's original registration obligations.

CONVERTIBLE NOTE DUE TO MAJOR CUSTOMER

In May 2002, Toys "R" Us ("Toys"), the Company's major customer, agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 shares of common stock. In connection with this transaction, Toys signed a two-year software development and services agreement (the "Development Agreement") that expires in February 2004. The purchase price is payable in installments through September 27, 2002. The note is non-interest bearing, and the face amount is convertible into shares of common stock valued at $0.553 per share. The note is due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the Development Agreement. The Company does not have the right to prepay the convertible note before the due date. The face amount of the note is 16% of the $1.3 million purchase price as of May 29, 2002, and increases by 4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount is the full $1.3 million purchase price. The face amount will cease to increase if Toys terminates the Development Agreement for a reason other than the Company's breach. The face amount will be zero if the Company terminates the Development Agreement due to an uncured breach by Toys of the Development Agreement. As of June 30, 2002, the Company had received proceeds of $874,000.

The warrant entitles Toys to purchase up to 2,500,000 of shares of the Company's common stock at $0.553 per share. The warrant is initially vested as to 400,000 shares as of May 29, 2002, and vests at the rate of 100,000 shares per month until February 28, 2004. The warrant will cease to vest if Toys terminates the Development Agreement for a reason other than the Company's breach. The warrant will become entirely non-exercisable if the Company terminates the Development Agreement due to an uncured breach by Toys of the Development Agreement. Toys may elect a "cashless exercise" where a portion of the warrant is surrendered to pay the exercise price. As of June 30, 2002, 500,000 shares of the warrant are exercisable.

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

In accordance with generally accepted accounting principles, the difference between the conversion price of the note of $0.553 and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible. The Company recorded a debt discount of $473,000 and the debt discount will be amortized over the period in which the note becomes convertible. For the quarter ended June 30, 2002, the Company amortized the debt discount and recognized $94,000 as interest expense.

The Company also allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $406,000 and this amount will be amortized on a straight-line basis until the note matures. For the quarter ended June 30, 2002, the Company amortized the amount allocated to warrant and recognized $5,000 as interest expense.

NOTE 5 - CHANGE IN ACCOUNTING PRINCIPLE

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

Effective April 1, 2002, the Company adopted SFAS 142 and ceased amortization of goodwill recorded in business combinations prior to June 30, 2001. The Company recorded amortization expenses of $555,000 on goodwill during the three months ended June 30, 2001. The Company currently estimates that application of the non-amortization provisions of SFAS 142 will reduce amortization expense and decrease net loss by approximately $2.2 million in fiscal 2003. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization.

Pursuant to SFAS 142, the Company completed the transitional analysis of goodwill impairment as of April 1, 2002 and recorded an impairment of $627,000 as a cumulative effect of a change in accounting principle in the quarter ended June 30, 2002. The Company also evaluated the remaining useful lives of its intangibles in the quarter ended June 30, 2002 and no adjustments have been made to the useful lives of its intangible assets.

NOTE 6 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                            Quarters Ended June 30,
                                                                              2002            2001
                                                                           ------------   ------------
     Outstanding options under the Company's stock option plans              4,318,346      3,667,809
     Outstanding options granted outside the Company's stock option plans    1,046,812      1,366,812
     Warrants issued in conjunction with private placements                  5,665,086      2,282,738
     Warrants issued for services rendered                                     804,002         12,336
     Convertible notes due to stockholders                                   1,098,047        935,304
     Convertible note                                                        2,500,000
     Series A Convertible Preferred Stock                                   18,259,500
                                                                           ------------   ------------

             Total                                                          33,691,793      8,264,999
                                                                           ============   ============

NOTE 7 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA

The Company is a leading provider of multi-channel application software technology and associated services for the retail industry including enterprise, direct-to-consumer and in-store solutions and related training products and professional and support services. The Company also develops and distributes PC courseware and skills assessment products. Up to March 31, 2002, the Company considered its business to consist of one reportable operating segment. Effective April 1, 2002, the Company reorganized its operations into three business units that have separate management teams and reporting infrastructures. Each unit is evaluated primarily based on total revenues and operating income excluding depreciation and amortization. Identifiable assets are also managed by business units. The units are as follows:

o ISLAND PACIFIC - provides Retail Enterprise Solutions and associated professional services for multi-channel retailers in the specialty, mass merchandising and department store markets.

o SVI STORE SOLUTIONS - offers retailers multi-platform, client server In-Store Solutions providing all point-of-sale and in-store processor functions.

o SVI TRAINING PRODUCTS, INC. - develops and distributes PC Courseware and skills assessment products for both desktop and retail applications.

A summary of the revenues and operating income (loss), excluding depreciation and amortization, attributable to each of these business units and identifiable assets is as follows (in thousands):

                                                         Quarter Ended
                                                         June 30, 2002
                                                         -------------
   Net sales:
       Island Pacific                                    $      4,445
       SVI Store Solutions                                        448
       SVI Training Products, Inc.                                428
                                                         -------------
           Total consolidated net sales                  $      5,321
                                                         =============
   Operating income (loss):
       Island Pacific                                    $        784
       SVI Store Solutions                                       (160)
       SVI Training Products, Inc.                                104
       Other (see below)                                       (1,716)
                                                         -------------
           Consolidated operating loss                   $       (988)
                                                         =============

   Depreciation:
       Island Pacific                                    $         49
       SVI Store Solutions                                         13
       Other                                                       25
                                                         -------------
           Consolidated depreciation                     $         87
                                                         =============

   Other Operating loss:
       Amortization of intangible assets                 $       (947)
       Depreciation                                               (87)
       Administrative costs and other non-
          allocated expenses                                     (682)
                                                         -------------
               Total other operating loss                $     (1,716)
                                                         =============
   Identifiable assets:
       Island Pacific                                    $     32,971
       SVI Store Solutions                                      5,104
       SVI Training Products, Inc.                                360
                                                         -------------
               Total identifiable assets                 $     38,435
                                                         =============

Operating income (loss) in Island Pacific, SVI Store Solutions and SVI Training Products, Inc. includes direct expenses for software licenses, maintenance services, programming and consulting services, sales and marketing expenses, product development expenses, and direct general and administrative expenses. The "Other" caption includes depreciation, amortization of intangible assets, non-allocated costs and other expenses that are not directly identified with a particular business unit and which management does not consider in evaluating the operating income of the business unit.

The Company currently operates in the United States and the United Kingdom. Prior to February 2002, the Company also had operations in Australia. The following is a summary of local operations by geographic area (in thousands):


                                                       Quarters Ended June 30,
                                                       2002             2001
                                                   -------------   -------------
   Net sales:
       United States                               $      4,823    $      6,991
       United Kingdom                                       498             518
       Australia (discontinued operations)                                  721
                                                   -------------   -------------
           Total net sales                         $      5,321    $      8,230
                                                   =============   =============


                                                             June 30,
                                                       2002            2001
                                                   -------------   -------------
   Long-lived assets:
       United States                               $     34,760    $     46,751
       United Kingdom                                        36              33
       Australia (discontinued operations)                                1,209
                                                   -------------   -------------
           Total long-lived assets                 $     34,796    $     47,993
                                                   =============   =============

For the three months ended June 30, 2002 and 2001, net sales to one customer, Toys "R" Us, accounted for 38% and 50% of total net sales, respectively.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the FASB issued the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 ("EITF No. 01-14"), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". EITF No. 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. The Company adopted EITF No. 01-14 in its consolidated statement of operations beginning April 1, 2002 and its consolidated statement of operations for prior periods was reclassified to conform to the new presentation. The Company previously classified reimbursed out-of-pocket expenses as a reduction in cost of consulting services. The adoption of EITF No. 01-14 does not impact the Company's total gross profit or operating income, but it will increase net sales and cost of sales and as a result reduce gross profit and operating margin percentages. Reimbursed expenses were $211,000 in the three months ended June 30, 2002. In addition, the Company has reclassified $379,000 in reimbursed expenses to net sales and costs of net sales in the consolidated statement of operations for the three months ended June 30, 2001.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact on its consolidated financial position or results of operations.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company's former Chief Executive Officer, Thomas A. Dorosewicz, filed in April, 2002 a demand with the California Labor Commissioner for $256,250 in severance benefits allegedly due under a disputed employment agreement, plus attorney's fees and costs. Mr. Dorosewicz's demand was later increased to $283,893.53. On June 18, 2002, the Company filed an action against Mr. Dorosewicz, Michelle Dorosewicz, and an entity affiliated with him in the San Diego Superior Court, Case No. GIC790833, alleging fraud and other causes of action relating to transactions Mr. Dorosewicz caused the Company to enter into with his affiliates and related parties without proper board approval. On July 31, 2002, Mr. Dorosewicz filed cross-complaints in that action alleging breach of statutory duty, breach of contract, fraud and other causes of action relating his employment with the Company and other transactions he entered into with the Company. The Company does not believe it has any obligation to pay the severance benefits alleged by Mr. Dorosewicz to be due, and the Company intends to vigorously pursue its causes of action against Mr. Dorosewicz. The Company cannot at this time predict what will be the outcome of these matters, as discovery in these matters is still in its preliminary stage.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS FORM 10-Q. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE FACTORS WHICH AFFECT OUR BUSINESS, INCLUDING WITHOUT LIMITATION THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN OUR ANNUAL REPORT FILED ON FORM 10-K (AS AMENDED) FOR THE YEAR ENDED MARCH 31, 2002, AND THE DISCLOSURES UNDER THE HEADING "RISK FACTORS" IN THE FORM 10-K, AS WELL AS OTHER REPORTS AND FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

We are an independent provider of multi-channel application software technology and associated services for the retail industry including enterprise, direct-to-consumer and store solutions and related training products and professional and support services. Our applications and services represent a full suite of offerings that provide retailers with a complete end-to-end business solutions. We also develop and distribute PC courseware and skills assessment products for both desktop and retail applications.

Our operations are conducted principally in the United States and the United Kingdom.

Up to March 31, 2002, we considered our business to consist of one reportable operating segment. Effective April 1, 2002, we reorganized our operations into three business units with separate management teams and reporting infrastructures. Each unit is evaluated primarily based on total revenues and operating income. Identifiable assets are also managed by business units. The units are as follows:

     o ISLAND PACIFIC - provides Retail Enterprise Solutions and associated professional services for multi-channel retailers in the specialty, mass merchandising and department store markets.
     o SVI STORE SOLUTIONS - offers retailers multi-platform, client server In-Store Solutions providing all point-of-sale and in-store processor functions.
     o SVI TRAINING PRODUCTS, INC. - develops and distributes PC Courseware and skills assessment products for both desktop and retail applications.

We currently derive the majority of our revenues from the sale of application software licenses and the provision of related professional and support services. Application software license fees are dependent upon the sales volume of our customers, the number of users of the application(s), and/or the number of locations in which the customer plans to install and utilize the application(s). As the customer grows in sales volume, adds additional users and/or adds additional locations, we charge additional license fees. We typically charge for support, maintenance and software updates on an annual basis pursuant to renewable maintenance contracts. We typically charge for professional services including consulting, implementation and project management services on an hourly basis. Our sales cycles for new license sales historically ranged from three to twelve months, but new license sales were limited during the past two fiscal years and sales cycles are now difficult to estimate. Our long sales cycles have in the past caused our revenues to fluctuate significantly from period to period. The reduction of professional services sales in the first quarter of fiscal 2003 caused the sales in US to decrease and our sales mix to shift to higher margin software license .

RECENT DEVELOPMENTS

We issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to ICM Asset Management, Inc. of Spokane, Washington, a significant beneficial owner of our common stock in fiscal 2001. In July 2002, we amended the convertible notes to extend the maturity date to September 30, 2003 and we replaced the warrants issued to these investors. See "Liquidity and Capital Resources -- Indebtedness -- ICM Asset Management, Inc." below.

In July 2002, we negotiated an extension of our senior bank lending facility to August 31, 2003. See "Liquidity and Capital Resources -- Indebtedness -- Union Bank" below.

In May 2002, we entered into a new two-year software development and services agreement with our largest customer, Toys "R" Us, Inc. ("Toys"). Toys also agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase up to 2,500,000 common shares. For a further details, see "Liquidity and Capital Resources - Indebtedness -- Toys "R" Us" below.

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

     o ACCOUNTS RECEIVABLE. We typically extend credit to our customers. Software licenses are generally due in installments within twelve months from the date of delivery. Billings for customer support and consulting services performed on a time and material basis are due upon receipt. From time to time software and consulting services are provided under fixed price contracts where the revenue and the payment of related receivable balances are due upon the achievement of certain milestones. Management estimates the probability of collection of the receivable balances and provides an allowance for doubtful accounts based upon an evaluation of the customer's ability to pay and general economic conditions.

     o VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. For fiscal 2003, we have adopted SFAS No. 142 resulting in a change in the way we value long-term intangible assets and goodwill. We were required to perform an initial transitional analysis of goodwill impairment. We concluded this analysis in July 2002 and recorded an impairment of $0.6 million as a cumulative effect of a change in accounting principle. We will no longer amortize goodwill, but will instead test goodwill for impairment on an annual basis or more frequently if certain events occur. Goodwill is to be measured for impairment by reporting units, which currently consist of our operating segments. At each impairment test for a business unit, we are required to compare the carrying value of the business unit to the fair value of the business unit. If the fair value exceeds the carrying value, goodwill will not be considered impaired. If the fair value is less than the carrying value, we will perform a second test comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The difference if any between the carrying amount of that goodwill and the implied fair value will be recognized as an impairment loss, and the carrying amount of the associated goodwill will be reduced to its implied fair value. These tests require us to make estimates and assumptions concerning prices for similar assets and liabilities, if available, or estimates and assumptions for other appropriate valuation techniques.

         For our intangible assets with finite lives, including our capitalized software and non-compete agreements, we assess impairment at least annually or whenever events and circumstances suggest the carrying value of an asset may not be recoverable based on the net future cash flow expected to be generated from the asset on an undiscounted basis. When we determine that the carrying value of intangibles with finite lives may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES

Net sales decreased by $2.2 million, or 29%, to $5.3 million in the three months ended June 30, 2002 from $7.5 million in the three months ended June 30, 2001 primarily due to decreases in modification and professional service revenues of $1.4 million and $0.7 million, respectively, from Toys "R" Us. In May 2002, we entered into a new development agreement with Toys for the provision of development services through February 2004. We continue to expect that the overall level of services to be performed for Toys in fiscal 2003 will be comparable to fiscal 2002.

The first quarter of fiscal 2003 remained a challenging period in which to close new application license sales. We continue to feel the effects of the economic slowdown in the United States and the United Kingdom, which has made many larger customers reluctant to invest in new information technology initiatives. In October 2001, we took aggressive steps designed to improve sales of new application software licenses, and to streamline our operations around services to our existing customers. These steps included a restructuring of our operations and repositioning of the sales force to better focus on the historical markets of our retail enterprise solution and our retail store solution. We are currently focusing our efforts on selling our Invision 1.5 product, containing our core technology, to smaller high-growth retailers. We believe that sales cycles for these types of retailers are likely to be shorter, and that these retailers are less likely to be deferring technology investments in the current economic climate. The focus on smaller retailers began during the quarter ended June 30, 2002 and we expect to see results beginning in the quarters ending September 30, 2002, December 31, 2002, and thereafter. We are also continuing to market our larger applications to the larger retailers we have historically served.

COST OF SALES/GROSS PROFIT

Cost of sales decreased by $1.5 million, or 42%, to $2.1 million in the quarter ended June 30, 2002 from $3.6 million in the quarter ended June 30, 2001. Gross profit as a percentage of net sales increased to 60% in the quarter ended June 30, 2002 from 52% in the prior comparative period. The decrease in cost of sales and the increase in gross profit as a percentage of net sales were due to the decrease in lower margin software modification and professional services for Toys "R" Us. During the quarter ended June 30, 2002 and 2001, application technology license revenues represented 13% and 4%, respectively, of net sales and related services represented 78% and 90%, respectively, of net sales.

APPLICATION DEVELOPMENT EXPENSE

Application development expense increased by $0.4 million, or 80%, to $0.9 million in the quarter ended June 30, 2002 from $0.5 million in the quarter ended June 30, 2001. Cost of sales for the quarter ended June 30, 2002 and 2001 included $0.5 million and $1.3 million, respectively, in costs associated with the development or modification of modules for Toys "R" Us. These costs are neither capitalized nor included in application technology development expense, but we consider them to be part of our overall application technology development program.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $0.6 million, or 38%, to $1.0 million in the quarter ended June 30, 2002 from $1.6 million in the quarter ended June 30, 2001, as a result of our ceasing to amortize goodwill upon adoption of SFAS No. 142.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $1.6 million, or 41%, to $2.3 million in the three months ended June 30, 2002 from $3.9 million in the three months ended June 30, 2001. The decrease was primarily related to the 20% reduction of non-essential personnel in the third quarter of fiscal 2002 and managing expenditures.

OPERATING LOSS

Operating loss from continuing operations, which included depreciation and amortization expense, was $1.0 million for the quarter ended June 30, 2002, compared to a loss from operations of $2.1 million for the quarter ended June 30, 2001. Earnings from continuing operations before interest, provision for income taxes, depreciation, amortization and change in accounting principle was $0.1 million for the quarter ended June 30, 2002 compared to a loss of $0.5 million for the quarter ended June 30, 2001.

INTEREST EXPENSE

Interest expense decreased by $0.7 million, or 64%, to $0.4 million in the quarter ended June 30, 2002 from $1.1 million in the quarter ended June 30, 2001. Interest expense in the 2001 period included $0.4 million interest expense on the note due Softline Limited. Our obligations related to this note were released by Softline effective January 1, 2002 in connection with the integrated series of recapitalization transactions with Softline. The balance of the difference was a $0.3 million decrease in amortization of debt discount.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

Pursuant to SFAS 142, we completed the transitional analysis of goodwill impairment as of April 1, 2002 and recorded an impairment of $0.6 million as the cumulative effect of a change in accounting principle in the quarter ended June 30, 2002. We also evaluated the remaining useful lives of our intangibles in the quarter ended June 30, 2002 and no adjustments have been made to the useful lives of our intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the quarter ended June 30, 2002, we financed our operations using cash on hand, internally generated cash, proceeds from the sale of a convertible note to Toys "R" Us and loans from an entity affiliated with Donald S. Radcliffe, one of our directors. At June 30, 2002 and March 31, 2002, we had cash of $0.5 million and $1.3 million, respectively.

Operating activities used cash of $1.4 million in the three months ended June 30, 2002 and $0.9 million in the three months ended June 30, 2001. Cash used for operating activities in the three months ended June 30, 2002 resulted from $2.1 million of net losses, $1.0 million increase in accounts receivable and other receivables and $0.4 million decrease in deferred revenue; offset in part by $1.0 million of depreciation and amortization, $0.6 million of goodwill impairment, $0.2 million of non-cash interest expense related to the convertible note issued to Toys "R" Us and $0.2 million increase in accrued interest on notes payable.

Investing activities used cash of $0.2 million in the three months ended June 30, 2002 and $0.1 million in the three months ended June 30, 2001. Cash used for investing activities in the current quarter was primarily for capitalization of software development costs.

Financing activities provided cash of $0.8 million and $1.0 million in the three months ended June 30, 2002 and 2001, respectively. The 2002 financing activities included $0.9 million of proceeds from a convertible note issued to Toys "R" Us; offset in part by $0.1 million of payments on a stockholder loan.

Accounts receivable increased to $2.9 million at June 30, 2002 from $1.9 million at March 31, 2002. The increase was due to $1.3 million in new maintenance contract billings for the period of July 2002 through December 2002 (with a balancing liability recorded for deferred revenue).

INDEBTEDNESS

UNION BANK

On May 21, 2002, we and Union Bank of California, N.A. entered into a second amendment to our restated term loan agreement. The second amendment extended the maturity date to May 1, 2003 and revised other terms and conditions. We agreed to pay to the bank $100,000 as a loan extension fee, payable in four monthly installments of $25,000 each commencing on June 30, 2002. If we failed to pay any installment when due, the loan extension fee was to increase to $200,000, and the monthly payments were to increase accordingly. We also agreed to pay all overdue interest and principal by June 30, 2002, and to pay monthly installments of $24,000 commencing on June 30, 2002 and ending April 30, 2003 for the bank's legal fees.

Effective July 15, 2002, the bank further amended the restated term loan agreement. Under this third amendment to the restated agreement, the bank agreed to waive the application of the additional 2% interest rate for late payments of principal and interest, and to waive the additional $100,000 refinance fee required by the second amendment. The bank also agreed to convert $361,000 in accrued interest and fees to term loan principal, and we executed a new term note in total principal amount of $7.2 million. We are required to make a principal payment of $35,000 on October 15, 2002, principal payments of $50,000 on each of November 15, 2002 and December 15, 2002, and consecutive monthly principal payments of $100,000 each on the 15th day of each month thereafter through August 15, 2003. The entire amount of principal and accrued interest is due August 31, 2003. The bank also agreed to eliminate certain financial covenants and to ease others, and we are in compliance with the revised covenants.

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

NATIONAL AUSTRALIA BANK LIMITED

Due to the declining performance of our Australian subsidiary, we decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was however subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to the entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, we may be called upon to pay the deficiency under our guarantee to the bank. At June 30, 2002, we have accrued $187,000 as the maximum amount of our potential exposure. The receiver has also claimed that we are obligated to it for inter-company balances of $636,000, but we do not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by us to the Australian subsidiary offsetting the amount claimed to be due.

ICM ASSET MANAGEMENT, INC.

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

In July 2002, we agreed to amend the terms of the notes and warrants issued to the investors related to ICM. The investors agreed to replace the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. We are required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. The investors agreed to reduce accrued interest and late charges on the original notes by $16,000 and accept payment of the reduced amount with 527,286 shares of our common stock valued at $0.41 per share, which was the average closing price of our shares on the American Stock Exchange for the 10 trading days prior to July 19, 2002. The new notes are convertible at the option of the holders into shares of our common stock valued at $0.60 per share. We do not have a right to prepay the notes.

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

We also agreed to file a registration statement for the resale of all shares held by or obtainable by these investors. In the event such registration statement is not declared effective by the SEC within 150 days after July 19, 2002, we will be obligated to issue five-year penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. We will be obligated to issue additional penalty warrants for each 30 day period after such date in which the registration statement is not effective. No further penalty warrants will accrue from our original registration obligation.

TOYS "R" US

In May 2002, Toys "R" Us ("Toys"), our major customer, agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 common shares. The purchase price is payable in installments through September 27, 2002. The note is non-interest bearing, and the face amount is convertible into shares of our stock valued at $0.553 per share. The note is due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the development agreement between us and Toys entered into at the same time. We do not have the right to prepay the convertible note before the due date. The face amount of the note is 16% of the $1.3 million purchase price as of May 29, 2002, and increases by 4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount is the full $1.3 million purchase price. The face amount will cease to increase if Toys terminates its development agreement with us for a reason other than our breach. The face amount will be zero if we terminate the development agreement due to an uncured breach by Toys of the development agreement. As of July 31, 2002, we had received proceeds of $1.0 million from this note.

The warrant entitles Toys to purchase up to 2,500,000 of our common shares at $0.553 per share. The warrant is initially vested as to 400,000 shares as of May 29, 2002, and vests at the rate of 100,000 shares per month until February 28, 2004. The warrant will cease to vest if Toys terminates its development agreement with us for a reason other than our breach. The warrant will become entirely non-exercisable if we terminate the development agreement due to an uncured breach by Toys of the development agreement. Toys may elect a "cashless exercise" where a portion of the warrant is surrendered to pay the exercise price. As of July 31, 2002, 600,000 shares of the warrant are exercisable.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations, including purchase commitments at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                       For the fiscal years ending March 31,
                                       -------------------------------------
Contractual Cash Obligations               2003     2004     2005     2006  Thereafter
----------------------------              ------   ------   ------   ------   ------
                                                       (in thousands)

Operating leases                          $  627   $  752   $  704   $  192   $    7
Capital leases                            $   73   $   18
Term loans                                $  833   $7,345
Convertible notes due stockholders        $   45   $1,325
Demand loans due stockholders             $  555
Payables aged over 90 days                $1,333
                                          ------   ------   ------   ------   ------

     Total contractual cash obligations   $3,466   $9,440   $  704   $  192   $    7
                                          ======   ======   ======   ======   ======

                                         For the fiscal years ending March 31,
                                         -------------------------------------
Other Commercial Commitments               2003     2004     2005     2006  Thereafter
----------------------------              ------   ------   ------   ------   ------
                                                        (in thousands)
Guarantees                                $  187
                                          ------   ------   ------   ------   ------
      Total commercial commitments        $  187
                                          ======   ======   ======   ======   ======


CASH POSITION AND NEED FOR CAPITAL

As a result of our indebtedness and net losses for the past three years, we have experienced significant strains on our cash resources. In order to manage our cash resources, we reduced expenses and discontinued our Australian operations. We have also extended payment terms with many of our trade creditors wherever possible, and we have focused our collection efforts on our accounts receivable. We had a negative working capital of $5.2 million and $5.3 million at June 30, 2002 and March 31, 2002, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements (see Note 8). As discussed in the notes to the interim financial statements, the implementation of some of these new pronouncements is expected to have a material effect on our financial position or results of operations.

BUSINESS RISKS

Investors should carefully consider the following risk factors and all other information contained in our Form 10-K (as amended) for the year ended March 31, 2002 and Form 10-Q for the quarter ended June 30, 2002. Investing in our common stock involves a high degree of risk. In addition to those described below, risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and our investors may lose all or part of their investment. See the note regarding forward-looking statements included at the beginning of
Item II - Management's Discussion And Analysis of Financial Condition and Results of Operations in this Form 10-Q.

WE HAVE INCURRED LOSSES FOR THE LAST THREE FISCAL YEARS AND IN THE CURRENT QUARTER. WE MAY NOT ACHIEVE PROFITABILITY IN FUTURE PERIODS.

We incurred losses of $2.1 million in the quarter ended June 30, 2002 and $14.7 million, $28.9 million and $4.1 million in the fiscal years ended March 31, 2002, 2001 and 2000, respectively. The losses in the past two years have generally been due to difficulties completing sales for new application software licenses, the resulting change in sales mix toward lower margin services, and debt service expenses. We will need to generate additional revenue to achieve profitability in future periods. Failure to achieve profitability, or maintain profitability if achieved, may have a material adverse effect on our business and stock price.

WE HAVE NEGATIVE WORKING CAPITAL, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

At June 30, 2002 and March 31, 2002, we had negative working capital of $5.2 million and $5.3 million, respectively. We have had difficulty meeting operating expenses, including interest payments on debt, lease payments, employee commission payments and supplier obligations. We have at times deferred payroll for our executive officers, and borrowed from related parties to meet payroll obligations. We have extended payment terms with our trade creditors wherever possible.

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

Our net sales decreased by 29% in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. We experienced a substantial decrease in application license software sales in the past two years, which typically carry a much higher margin than other revenue sources. We must improve new application license sales to become profitable. We have taken steps to refocus our sales strategy on core historic competencies, but our typically long sales cycles make it difficult to evaluate whether and when sales will improve. We cannot be sure that the decline in sales has not been due to factors which might continue to negatively affect sales.

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

WE HAVE SUBSTANTIAL DEBT WHICH ADVERSELY AFFECTS US.

We have a substantial amount of debt, including the following as of July 31, 2002:

     o A $7.3 million term loan from Union Bank due August 31, 2003. The term loan is secured by substantially all of our assets and 10,700,000 shares of our treasury stock.
     o   $0.5 million due to stockholders on demand.
     o $1.3 million in convertible notes reissued in July 2002 to entities related to ICM Asset Management due September 30, 2003.

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

FLUCTUATIONS IN INTEREST RATES COULD INCREASE OUR INTEREST EXPENSE AND REDUCE CASH AVAILABLE FOR OTHER PURPOSES.

Our indebtedness with Union Bank and some of our other indebtedness require us to pay interest based on a rate, which floats with market interest rates. If market interest rates increase, our interest expense will increase, which will reduce our earnings and reduce cash available for other purposes. At July 31, 2002, our total borrowings subject to variable interest rates was $7.8 million. Based on this balance, a one percent increase in interest rates would cause a change in interest expense of approximate $78,000 on an annual basis.

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

Goodwill, capitalized software, non-compete agreements and other intangible assets represent 88% of our total assets as of June 30, 2002 and represent more than our stockholders' equity. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline.

Any such impairments will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 9% and 13% of our net sales were outside North America, principally in the United Kingdom, in the quarter ended June 30, 2002 and 2000, respectively. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

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

WE HAVE A SINGLE CUSTOMER REPRESENTING A SIGNIFICANT AMOUNT OF OUR BUSINESS.

Toys "R" Us, accounted for 38% and 50% of our net sales for the quarters ended June 30, 2002 and 2001, respectively. While we have a development agreement with this customer, Toys has the right to terminate the agreement without cause with limited advance notice. A reduction, delay or cancellation of orders from Toys "R" Us would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys "R" Us or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the retail industry may be consolidating, and it is uncertain how consolidation will affect the industry. The retail industry as a whole is currently experiencing increased competition and weakening economic conditions that could negatively impact the industry and our customers' ability to pay for our products and services. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition. Weakening economic conditions and the September 11, 2001 terrorist attacks have adversely impacted sales of our software applications, and we believe mid-tier specialty retailers may be reluctant during the current economic slowdown to make the substantial infrastructure investment that generally accompanies the implementation of our software applications.

THERE MAY BE AN INCREASE IN CUSTOMER BANKRUPTCIES DUE TO WEAK ECONOMIC
CONDITIONS.

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

WE MAY NOT BE ABLE TO MAINTAIN OR IMPROVE OUR COMPETITIVE POSITION BECAUSE OF THE INTENSE COMPETITION IN THE RETAIL SOFTWARE INDUSTRY

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

OUR PROPRIETY RIGHTS OFFER ONLY LIMITED PROTECTION AND OUR COMPETITORS MAY DEVELOP APPLICATIONS SUBSTANTIALLY SIMILAR TO OUR APPLICATIONS AND USE SIMILAR TECHNOLOGIES, WHICH MAY RESULT IN THE LOSS OF CUSTOMERS. WE MAY HAVE TO BRING COSTLY LITIGATION TO PROTECT OUR PROPRIETARY RIGHTS.

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

DEVELOPMENT AND MARKETING OF OUR OFFERINGS DEPEND ON STRATEGIC RELATIONSHIPS WITH OTHER COMPANIES. OUR EXISTING STRATEGIC RELATIONSHIPS MAY NOT ENDURE AND MAY NOT DELIVER THE INTENDED BENEFITS, AND WE MAY NOT BE ABLE TO ENTER INTO FUTURE STRATEGIC RELATIONSHIPS.

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

SOFTLINE LIMITED HAS THE RIGHT TO ACQUIRE CONTROLLING PERCENTAGE OF OUR COMMON STOCK, SO WE MAY BE EFFECTIVELY CONTROLLED BY SOFTLINE AND OUR OTHER STOCKHOLDERS ARE UNABLE TO AFFECT THE OUTCOME OF STOCKHOLDER VOTING.

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future be below the market price of our stock. If exercised in the money, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have all of the outstanding options and warrants for 10,226,939 shares at prices above the recent market price of $0.40 per share, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Our existing stock option plan currently has approximately 1,492,607 shares available for issuance. Future options issued under the plan may have further dilutive effects.

Sales of shares pursuant to exercisable options and warrants could lead to subsequent sales of the shares in the public market, and could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risks, which include changes in interest rates, changes in foreign currency exchange rate as measured against the U.S. dollar and changes in the value of stock of a publicly traded company, which secures a promissory note we hold.

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates to our revolving credit borrowings and variable rate term loans, which totaled $7.8 million at July 31, 2002. Based on this balance, a change in one percent in the interest rate would cause a change in interest expense of approximately $78,000 or $0.01 per basic and diluted share, on an annual basis.

These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 9% and 16% of our total net sales were denominated in currencies other than the U.S. dollar for the quarters ended June 30, 2002 and 2001, respectively.

EQUITY PRICE RISK

We have no direct equity investments.


                          PART II. - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

In the Form 10K that we filed for the year ended March 31, 2002, we reported that our former Chief Executive Officer, Thomas A. Dorosewicz, filed in April, 2002 a demand with the California Labor Commissioner for $256,250 in severance benefits allegedly due under a disputed employment agreement, plus attorney's fees and costs. Mr. Dorosewicz's demand was later increased to $283,893.53. On June 18, 2002, we filed an action against Mr. Dorosewicz, Michelle Dorosewicz, and an entity affiliated with him in the San Diego Superior Court, Case No. GIC790833, alleging fraud and other causes of action relating to transactions Mr. Dorosewicz caused us to enter into with his affiliates and related parties without proper board approval. On July 31, 2002, Mr. Dorosewicz filed cross-complaints in that action alleging breach of statutory duty, breach of contract, fraud and other causes of action relating his employment with the Company and other transactions he entered into with the Company. We do not believe we have any obligation to pay the severance benefits alleged by Mr. Dorosewicz to be due, and we intend to vigorously pursue our causes of action against Mr. Dorosewicz. We cannot at this time predict what will be the outcome of these matters, as discovery in these matters is still in its preliminary stage.

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

Except as set forth above, we are not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2002, we issued:

     o an aggregate of 283,332 shares of common stock to consultants for services rendered in the quarter ended June 30, 2002 and prior periods.

     o 140,000 shares of common stock in satisfaction of the liquidated damages relating to late registration of the shares sold to AMRO International, S.A. in March 2001.

     o In conjunction with the recapitalization transactions with Softline Limited, we issued in May 2002 an aggregate of 141,000 shares of newly-designated Series A Preferred Stock at a deemed purchase price of $100 per share in exchange for 10,700,000 SVI common shares held by Softline and the discharge of a $12.3 million note payable to Softline. We also transferred to Softline our note received in connection with the sale of IBIS Systems Limited. The transactions had an effective date of January 1, 2002.

         The Series A Preferred Stock has a stated value of $100 per share and is redeemable at our option any time prior to the maturity date of December 31, 2006 for 107% of the stated value and accrued and unpaid dividends. The shares are entitled to cumulative dividends of 7.2% per annum, payable semi-annually when, as and if declared by the board of directors in priority and preference to dividends declared on our common shares. Softline may convert each share of Series A Preferred Stock at any time into the number of common shares determined by dividing the stated value plus all accrued and unpaid dividends, by a conversion price initially equal to $0.80. The conversion price increases at an annual rate of 3.5% calculated on a semi-annual basis. The Series A Preferred Stock is entitled upon liquidation to an amount equal to its stated value plus accrued and unpaid dividends in preference to any distributions to our common stockholders. The Series A Preferred Stock has no voting rights prior to conversion into common stock, except with respect to proposed impairments of the Series A Preferred rights and preferences, or as provided by law. We have the right of first refusal to purchase all but not less than all of any shares of Series A Preferred Stock or common shares received on conversion which Softline may propose to sell to a third party, upon the same price and terms as the proposed sale to a third party. We also granted Softline certain registration rights for the common shares into which the Series A Preferred Stock is convertible, including the right to demand registration on Form S-3 if such form is available to us and Softline proposes to sell at least $5 million of registrable common shares, and the right to include shares obtainable upon conversion of the Series A Preferred Stock in other registration statements we propose to file.

The foregoing securities were offered and sold without registration under the Securities Act of 1933 to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under such Act and Regulation D thereunder.

We also received 262,500 shares of common stock from a consultant as a result of early termination of a contract.

ITEM 5. - OTHER INFORMATION

Our Annual Meeting of Stockholders has been scheduled for Thursday, September 19, 2002. The meeting will be held at 9 a.m. Pacific time at our headquarters in Carlsbad, California. The address is 5607 Palmer Way, Carlsbad, California 92008. The record date for the meeting has been set at August 27, 2002. We intend to mail formal notice of the meeting and proxy materials on or about August 30, 2002.

Since we did not receive notice of a nomination for director or other business to be brought before the meeting by a stockholder, on or before ten days after we first announced the meeting date via a Form 8-K filed August 1, 2002, no such nomination or matter will be presented for stockholder action at the meeting, and any which are proposed will be disregarded.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

2.1 Business Sale Agreement dated May 3, 2002 among the receivers and managers of the assets of SVI Retail (Pty) Limited and QQQ Systems PTY Limited, incorporated by reference to exhibit 2.3 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

3.1           Certificate of Designation, incorporated by reference to exhibit
              4.1 of the Company's Form 8-K filed May 16, 2002.

10.1 Second Amendment to Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of May 21, 2001, incorporated by reference to exhibit 10.5 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.2 Third Amendment to Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of July 15, 2002, incorporated by reference to exhibit 10.6 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.3 Amendment Agreement to between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated July 15, 2002, incorporated by reference to exhibit 10.11 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.4 Summary of loan transactions between the Company and World Wide Business Centres, incorporated by reference to exhibit 10.12 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.5 Purchase Agreement between the Company and Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.14 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.6 Convertible Note in favor of Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.15 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.7 Warrant in favor of Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.16 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.8          Development Agreement between the Company and Toys "R" Us, Inc.
              dated May 29, 2002, incorporated by reference to exhibit 10.17 to the Company's Form 10-K for the fiscal year ended March 31, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

99.1          Certifications.

(b) REPORTS ON FORM 8-K

On May 16, 2002, we filed a Form 8-K disclosing in Item 2 the completion of an integrated series of transactions with Softline Limited.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SVI Holdings, Inc.
                                        Registrant

                                        /S/ Barry M. Schechter
                                        ---------------------------------
Date: August 14, 2002                   Barry M. Schechter
                                        Chief Executive Officer

                                        Signing on behalf of the registrant


                                        /S/ Jackie O. Tran
                                        ---------------------------------
Date: August 14, 2002                   Jackie O. Tran
                                        Controller

                                        Signing as principal accounting officer.