Form 10-Q
period 2002-09-30
SVI SOLUTIONS INC
filed 2002-11-19
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number  0-23049
                        -------

                               SVI SOLUTIONS, INC.
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                33-0896617
  ----------------------------------     ---------------------------------------
   (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

5607 PALMER WAY, CARLSBAD, CALIFORNIA                   92008
----------------------------------------                -----
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

Common Stock, $0.0001 Par Value - 30,901,927 shares as of October 31, 2002.


================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I. - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of September
          30, 2002 (Unaudited) and March 31, 2002 (Audited)..................3

          Condensed Consolidated Statements of Operations for
          the Three And Six Months Ended September 30, 2002
          and 2001(Unaudited)................................................4

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended September 30, 2002 and 2001
          (Unaudited)........................................................5

          Notes to Condensed Consolidated Financial
          Statements.........................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........33

Item 4.   Controls and Procedures............................................33

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................34

Item 2.   Changes in Securities and Use of Proceeds..........................35

Item 4.   Submission of Matters to a Vote of Security Holders................35

Item 6.   Exhibits and Reports on Form 8-K...................................35

SIGNATURES...................................................................37

FORM 10-Q CERTIFICATIONS.....................................................38

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                        SEPTEMBER 30,  MARCH 31,
                                                             2002        2002
                                                           ---------   ---------
                                                         (unaudited)   (audited)
ASSETS
Current assets:
   Cash and cash equivalents                               $    124    $  1,309
   Accounts receivable, net                                   1,550       1,946
   Other receivables, including $9 and $31
    from related parties, respectively                          234         255
   Inventories                                                  119         126
   Current portion of non-compete agreements                    917         917
   Prepaid expenses and other current assets                    169         150
                                                           ---------   ---------
       Total current assets                                   3,113       4,703

Property and equipment, net                                     496         641
Purchased and capitalized software, net                      16,416      17,612
Goodwill, net                                                14,795      15,422
Non-compete agreements, net                                   1,126       1,585
Other assets                                                     58          42
                                                           ---------   ---------
       Total assets                                        $ 36,004    $ 40,005
                                                           =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Demand loans due to stockholders                        $    438    $    618
   Current portion of term loan                               7,269         435
   Accounts payable                                           2,262       1,497
   Accrued expenses                                           3,554       3,864
   Deferred revenue                                           1,833       3,528
   Income tax payable                                            --          98
                                                           ---------   ---------
       Total current liabilities                             15,356      10,040

Term loan refinanced in July 2002                                --       6,472
Convertible notes due to stockholders                         1,271       1,421
Other long-term liabilities                                     104         120
                                                           ---------   ---------
       Total liabilities                                     16,731      18,053
                                                           ---------   ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.0001 par value;
   5,000,000 shares authorized; Series A
    Convertible Preferred, 7.2% cumulative
     141,100 shares authorized and
     outstanding with a stated value of
     $100 per share, dividends in arrears of
     $761 and $254, respectively                             14,100      14,100
   Committed common stock, 2,500,000 shares                   1,383          --
   Common stock, $.0001 par value; 100,000,000
    shares authorized; 39,686,727 and
    38,993,609 shares issued; and 28,986,727
    and 28,293,609 shares outstanding                             4           4
   Additional paid in capital                                55,015      54,685
   Accumulated deficit                                      (42,048)    (37,772)
   Treasury stock, at cost; shares - 10,700,000              (8,906)     (8,580)
   Shares receivable                                           (275)       (485)
                                                           ---------   ---------
       Total stockholders' equity                            19,273      21,952
                                                           ---------   ---------

       Total liabilities and stockholders' equity          $ 36,004    $ 40,005
                                                           =========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                               SVI SOLUTIONS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (unaudited)

                                                   Three Months Ended        Six Months Ended
                                                        September 30,          September 30,
                                                     2002        2001        2002        2001
                                                   ---------   ---------   ---------   ---------
Net sales                                          $  4,205    $  7,966    $  9,526    $ 15,475
Cost of sales                                         1,667       3,300       3,779       6,895
                                                   ---------   ---------   ---------   ---------
    Gross profit                                      2,538       4,666       5,747       8,580

Expenses:
  Product development                                 1,344       1,264       2,244       1,752
  Depreciation and amortization                       1,048       1,776       2,082       3,389
  Selling, general and administrative                 2,190       3,782       4,452       7,693
                                                   ---------   ---------   ---------   ---------
    Total expenses                                    4,582       6,822       8,778      12,834
                                                   ---------   ---------   ---------   ---------

Loss from operations                                 (2,044)     (2,156)     (3,031)     (4,254)

Other income (expense):
  Interest income                                        --           4           1           5
  Other income (expense)                                  1         (28)          2         (34)
  Interest expense                                     (277)       (975)       (685)     (2,037)
  Gain (loss) on foreign currency transaction             4          (7)          7          10
                                                   ---------   ---------   ---------   ---------
    Total other expenses                               (272)     (1,006)       (675)     (2,056)
                                                   ---------   ---------   ---------   ---------

Loss before provision for income taxes               (2,316)     (3,162)     (3,706)     (6,310)

  Provision for income taxes (benefits)                 (57)         --         (57)         37
                                                   ---------   ---------   ---------   ---------
Loss before cumulative effect of a change
 in accounting principle                             (2,259)     (3,162)     (3,649)     (6,347)


  Cumulative effect of changing accounting
   principle - goodwill valuation under SFAS 142         --          --        (627)         --
                                                   ---------   ---------   ---------   ---------
Loss from continuing operations                      (2,259)     (3,162)     (4,276)     (6,347)

  Loss from discontinued Australian operations,
   net of applicable income taxes                        --        (426)         --        (755)
                                                   ---------   ---------   ---------   ---------

Net loss                                           $ (2,259)   $ (3,588)   $ (4,276)   $ (7,102)
                                                   =========   =========   =========   =========

Basic and diluted loss per share:
  Loss before cumulative effect of a change in
   accounting principle                            $  (0.08)   $  (0.08)   $  (0.13)   $  (0.17)

  Cumulative effect of a change in accounting
   principle - goodwill valuation under SFAS 142         --          --       (0.02)         --
                                                   ---------   ---------   ---------   ---------
  Loss from continuing operations                     (0.08)      (0.08)      (0.15)      (0.17)

  Loss from discontinued operations                      --       (0.01)         --       (0.02)
                                                   ---------   ---------   ---------   ---------

        Net loss                                   $  (0.08)   $  (0.09)   $  (0.15)   $  (0.19)
                                                   =========   =========   =========   =========

Basic and diluted weighted-average common
  shares outstanding                                 28,855      37,931      28,685      37,907
                                                   =========   =========   =========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                4

                                 SVI SOLUTIONS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands and unaudited)
                                                                                  SIX MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                   2002       2001
                                                                                 --------   --------
Cash flows from operating activities:
   Net loss                                                                      $(4,276)   $(7,102)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                 2,082      3,616
     Cumulative effect of a change in accounting principle - goodwill
       valuation under SFAS 142                                                      627         --
     Amortization of debt discount and conversion option                             171        517
     Gain on disposal of furniture and equipment                                      --         50
     Gain on foreign currency transactions                                            (7)       (10)
     Stock-based compensation                                                          8        518
     Common stock issued for services rendered                                        64         --
     Changes in deferred taxes                                                        --       (114)
   Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable and other receivables                                       417       (182)
     Inventories                                                                       7         36
     Prepaid expenses and other current assets                                       (34)      (102)
     Accounts payable and accrued expenses                                           348     (1,068)
     Accrued interest on stockholders' loans, convertible notes and term loan        465        915
     Deferred revenue                                                             (1,696)     1,419
     Income taxes payable                                                           (106)        --
                                                                                 --------   --------
Net cash used for operating activities                                            (1,930)    (1,507)
                                                                                 --------   --------

Cash flows from investing activities:
   Purchases of furniture and equipment                                              (26)      (223)
   Proceeds from disposals of furniture and equipment                                 --          7
   Capitalized software development costs                                           (255)        --
                                                                                 --------   --------
Net cash used for investing activities                                              (281)      (216)
                                                                                 --------   --------

Cash flows from financing activities:
   Payments on amounts due to stockholders, net                                     (287)      (243)
   Payments on line of credit                                                         --        (46)
   Payments on term loan                                                            (125)        --
   Proceeds from committed common stock                                            1,383      1,250
   Proceeds from short-term loan from related party                                  120         --
   Payments on short-term loan from related party                                    (70)        --
                                                                                 --------   --------
Net cash provided by financing activities                                          1,021        961
                                                                                 --------   --------

Effect of exchange rate changes on cash                                                5         21
                                                                                 --------   --------

Net decrease in cash and cash equivalents                                         (1,185)      (741)
Cash and cash equivalents, beginning of period                                     1,309      1,267
                                                                                 --------   --------
Cash and cash equivalents, end of period                                         $   124    $   526
                                                                                 ========   ========

Supplemental disclosure of cash flow information:
   Interest paid                                                                 $   246    $   437

Supplemental schedule of non-cash investing and financing activities:
    Issued 100,000 shares of common stock  for services in connection
        with an equity financing in December 2000                                $     4         --
    Issued 140,000 shares of common stock to pay for penalty for late
        effectiveness of the registration statement                              $    60         --
    Received 262,500 shares of common stock related to early termination
        of a service contract                                                    $   210         --
    Issued 568,380 and 105,232 shares of common stock as payments for bonuses,
     interest and services rendered in prior periods                             $   237    $   117

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  5

                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all the periods presented have been made.

Certain amounts in the prior period have been reclassified to conform to the presentation for the three and six months ended September 30, 2002. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-K (as amended) for the year ended March 31, 2002.

The results of operations for the three and six months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DISCONTINUED OPERATIONS

Due to the declining performance of the Company's wholly-owned Australian subsidiary, management decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was however subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to the entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, the Company may be called upon to pay the deficiency under its guarantee to the bank. At September 30, 2002, the Company has accrued $187,000 as the maximum amount of our potential exposure. The receiver has also claimed that the Company is obligated to it for inter-company balances of $636,000, but the Company does not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by the Company to the Australian subsidiary offsetting the amount claimed to be due.

The disposal of the Australian subsidiary resulted in a loss of $3.2 million, which was recorded in the fiscal year ended March 31, 2002. Accordingly, the operating results of the Australian subsidiary for the three and six months ended September 30, 2001 are restated as discontinued operations.


NOTE 3 - INVENTORIES

Inventories consist of finished goods and are stated at the lower of cost or market, on a first-in, first-out basis.

NOTE 4 - TERM LOAN

UNION BANK OF CALIFORNIA, N.A.

The Company's term loan at September 30, 2002 and March 31, 2002 consist of the following (in thousands):

                                                     September 30,    March 31,
                                                          2002           2002
                                                      -----------    -----------
      Term loan payable to bank                       $    7,269     $    6,907
      Less term loan payable to bank classified
          as long-term as discussed below                     --          6,472
                                                      -----------    -----------
      Current portion of term loan                    $    7,269     $      435
                                                      ===========    ===========

On May 21, 2002, the Company and the bank entered into a second amendment to the restated term loan. The second amendment extended the maturity date of the loan to May 1, 2003 and revised other terms and conditions. The Company agreed to pay the bank up to $200,000 as a refinance fee in connection with the second amendment.

Effective July 15, 2002, the bank further amended the restated term loan agreement. Under this third amendment to the restated agreement, the bank agreed to waive the application of the additional 2% interest rate for late payments of principal and interest, and to waive the $100,000 of the $200,000 as a refinance fee required by the second amendment. The bank also agreed to convert $361,000 in accrued interest and fees to term loan principal, and the Company executed a new term note in total principal amount of $7.2 million. The Company is required to make a principal payment of $35,000 on October 15, 2002, principal payments of $50,000 on each of November 15, 2002 and December 15, 2002, and consecutive monthly principal payments of $100,000 each on the 15th day of each month thereafter through August 15, 2003. The entire amount of principal and accrued interest is due August 31, 2003. The bank also agreed to eliminate certain financial covenants and to ease others. The bank waived compliance with certain financial covenant for the quarter ended September 30, 2002.

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


NOTE 5 - CONVERTIBLE NOTES DUE TO STOCKHOLDERS

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

In July 2002, the Company and the investors agreed to amend the terms of the notes and warrants. The investors agreed to replace the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. The Company is required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. The investors agreed to reduce accrued interest and late charges on the original notes by $16,000, and to accept payment of the reduced amount in 527,286 shares of the Company's common stock valued at $0.41 per share, which was the average closing price of its shares on the American Stock Exchange for the 10 trading days prior to July 19, 2002. The new notes are convertible at the option of the holders into shares of the Company's common stock valued at $0.60 per share. The Company does not have a right to prepay the notes. Pursuant to the term loan agreement with the bank, the Company is prohibited from making any payments on these convertible notes. As a result, interest payment due on September 30, 2002 was not made. As of September 30, 2002, the balance of these convertible notes is $1.3 million.

The Company also agreed that the warrants previously issued to certain of the investors to purchase an aggregate of 3,033,085 shares at exercise prices ranging from $0.85 to $1.50, and expiring on various dates between December 2002 and June 2004, would be replaced by new warrants to purchase an aggregate of 1,600,000 shares at $0.60 per share, expiring July 19, 2007. The original warrants were issued in connection with private placement transactions in the third and fourth quarters of fiscal 2001, and included warrants issued in connection with registration obligations. The replacement warrants are not callable by the Company.

The Company also agreed to file a registration statement for the resale of all shares held by or obtainable by these investors. In the event such registration statement is not declared effective by the SEC within 150 days after July 19, 2002, the Company will be obligated to issue five-year penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For the first 30 day period after the initial 150 day period after such date in which the registration statement is not effective, the Company will be obligated to issued additional penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For each 30 day period after the first 30 day period and initial 150 day period after such date in which the registration statement is not effective, the Company will be obligated to issue additional penalty warrants for the purchase of 2.5% of the total number of registrable securities at an exercise price of $0.60 per share. As of the date of this report, the registration statement was not filed. The Company was granted a 90-day extension of the initial requirement for the effectiveness of the registration statement.


NOTE 6 - COMMITED COMMON STOCK

In May 2002, Toys "R" Us ("Toys"), the Company's major customer, agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 shares of common stock. In connection with this transaction, Toys signed a two-year software development and services agreement (the "Development Agreement") that expires in February 2004. The note is non-interest bearing, and the face amount is either convertible into shares of common stock valued at $0.553 per share or payable in cash at the option of the Company, at the end of the term. The note is due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the Development Agreement. The Company does not have the right to prepay the convertible note before the due date. The face amount of the note is 16% of the $1.3 million purchase price as of May 29, 2002, and increases by

4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount is the full $1.3 million purchase price. The face amount will cease to increase if Toys terminates the Development Agreement for a reason other than the Company's breach. The face amount will be zero if the Company terminates the Development Agreement due to an uncured breach by Toys of the Development Agreement. As of September 30, 2002, the Company had received proceeds of $1.3 million.

The warrant entitles Toys to purchase up to 2,500,000 of shares of the Company's common stock at $0.553 per share. The warrant is initially vested as to 400,000 shares as of May 29, 2002, and vests at the rate of 100,000 shares per month until February 28, 2004. The warrant will cease to vest if Toys terminates the Development Agreement for a reason other than the Company's breach. The warrant will become entirely non-exercisable if the Company terminates the Development Agreement due to an uncured breach by Toys of the Development Agreement. Toys may elect a "cashless exercise" where a portion of the warrant is surrendered to pay the exercise price. As of September 30, 2002, 800,000 shares of the warrant are exercisable.

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

The note has originally been classified as debt in the balance sheet of the Company. However, in November 2002, the Board decided that this note will be converted solely for equity and will not be repaid in cash. The note has therefore been re-classified as equity at September 30, 2002.

In accordance with generally accepted accounting principles, the difference between the conversion price of the note of $0.553 and the Company's stock price on the date of issuance of the notes was considered to be interest expense. For the six months ended September 30, 2002, the Company has recorded a charge of $151,000 representing a proportion of the total debt discount. At the date of the re-class of the note to equity, $322,000 of the discount remained unamortized and has been debited to additional paid in capital.

The Company has also allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. For the six months ended September 30, 2002, the Company recognized $20,000 as interest expense. At the date of the re-class of the note to equity, $385,000 of the expense remained unamortized and has been debited to additional paid in capital. The value of the detachable warrants of $574,000 has been recorded as an offering cost at September 30, 2002. As such, there is no effect on the Company's statement of operations.


NOTE 7 - CHANGE IN ACCOUNTING PRINCIPLE

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

Effective April 1, 2002, the Company adopted SFAS 142 and ceased amortization of goodwill recorded in business combinations prior to June 30, 2001. The Company recorded amortization expenses of $1.1 million on goodwill during the six months ended September 30, 2001. The Company currently estimates that application of the non-amortization provisions of SFAS 142 will reduce amortization expense and decrease net loss by approximately $2.2 million in fiscal 2003. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization.

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


NOTE 8 - EARNINGS (LOSS) PER SHARE

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


                                                           September 30,
                                                        2002          2001
                                                    ------------  ------------
  Outstanding options under the Company's
   stock option plans                                 5,181,082     4,367,829
  Outstanding options granted outside the
   Company's stock option plans                       5,074,312     1,346,812
  Warrants issued in conjunction with
   private placements                                 4,232,000     2,503,325
  Warrants issued for services rendered                 804,002       512,336
  Convertible notes due to stockholders               2,083,333       967,803
  Committed common stock                              2,500,000            --
  Series A Convertible Preferred Stock               18,576,750            --
                                                    ------------  ------------
               Total                                 38,451,479     9,698,105
                                                    ============  ============


NOTE 9 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA

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

A summary of the revenues and operating income (loss), excluding depreciation and amortization, attributable to each of these business units and identifiable assets is as follows (in thousands):

                                               Quarter ended    Six months ended
                                                September 30,    September 30,
                                                    2002               2002
                                                   --------          --------

   Net sales:
        Island Pacific                             $ 3,528           $ 7,973
        SVI Store Solutions                            270               718
        SVI Training Products, Inc.                    407               835
                                                   --------          --------
             Consolidated net sales                $ 4,205           $ 9,526
                                                   ========          ========

   Operating income (loss):
        Island Pacific                             $  (300)          $   435
        SVI Store Solutions                           (193)             (366)
        SVI Training Products, Inc.                     93               197
        Other (see below)                           (1,644)           (3,297)
                                                   --------          --------
             Consolidated operating loss           $(2,044)          $(3,031)
                                                   ========          ========

   Depreciation:
        Island Pacific                             $    50           $   100
        SVI Store Solutions                             13                26
        Other                                           23                47
                                                   --------          --------
             Consolidated depreciation             $    86           $   173
                                                   ========          ========

   Other operating loss:
        Amortization of intangible assets          $  (962)          $(1,909)
        Depreciation                                   (23)              (48)
        Administrative costs and other
         non-allocated expenses                       (659)           (1,340)
                                                   --------          --------
             Consolidated other operating loss     $(1,644)          $(3,297)
                                                   ========          ========




                                                                September 30,
                                                                     2002
   Identifiable assets:                                         --------------
        Island Pacific                                          $      30,634
        SVI Store Solutions                                             4,756
        SVI Training Products, Inc.                                       298
                                                                --------------
             Consolidated identifiable assets                   $      35,688
                                                                ==============


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

The Company currently operates in the United States and the United Kingdom. Prior to February 2002, the Company also had operations in Australia. The following is a summary of local operations by geographic area (in thousands):


                                          Three Months Ended    Six Months Ended
                                            September 30,         September 30,
                                            2002       2001     2002      2001
                                          --------  --------  --------  --------
Net Sales:
   United States                          $ 3,590   $ 6,820   $ 8,413   $13,811
   United Kingdom                             615     1,146     1,113     1,664
   Australia (discontinued operations)         --       818        --     1,538
                                          --------  --------  --------  --------
       Total net sales                    $ 4,205   $ 8,784   $ 9,526   $17,013
                                          ========  ========  ========  ========



                                                                 September 30,
                                                                2002      2001
                                                              --------  --------
Long-lived Assets:
   United States                                              $33,777   $46,088
   United Kingdom                                                  32        31
   Australia (discontinued operations)                             --     1,151
                                                              --------  --------
       Total long-lived assets                                $33,809   $47,270
                                                              ========  ========


For the three months ended September 30, 2002 and 2001, net sales to one customer, Toys "R" Us, accounted for 25% and 44% of total net sales, respectively. For the six months ended September 30, 2002 and 2001, net sales to one customer, Toys "R" Us, accounted for 32% and 48% of total net sales, respectively.


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the FASB issued the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. The Company adopted EITF 01-14 in its consolidated statement of operations beginning April 1, 2002 and its consolidated statement of operations for prior periods was reclassified to conform to the new presentation. The Company previously classified reimbursed out-of-pocket expenses as a reduction in cost of consulting services. The adoption of EITF 01-14 does not impact the Company's total gross profit or operating income, but it will increase net sales and cost of sales and as a result reduce gross profit and operating margin percentages. Reimbursed expenses were $188,000 and $398,000 in the three and six months ended September 30, 2002, respectively. In addition, the Company has reclassified $365,000 and $744,000 in reimbursed expenses to net sales and costs of net sales in the consolidated statement of operations for the three and six months ended September 30, 2001, respectively.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS 145 to have a material impact on its consolidated financial position or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have a significant effect on its results of operations or financial condition.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS 147"), "Acquisition of certain Financial Institutions". SFAS 147 removes the requirement in SFAS 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, to include certain financial institution related intangibles. This statement is not likely to have any impact on the Company's financial statements.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company's former Chief Executive Officer, Thomas A. Dorosewicz, filed in April, 2002 a demand with the California Labor Commissioner for $256,250 in severance benefits allegedly due under a disputed employment agreement, plus attorney's fees and costs. Mr. Dorosewicz's demand was later increased to $283,893.53. On June 18, 2002, the Company filed an action against Mr. Dorosewicz, Michelle Dorosewicz, and an entity affiliated with him in the San Diego Superior Court, Case No. GIC790833, alleging fraud and other causes of action relating to transactions Mr. Dorosewicz caused the Company to enter into with his affiliates and related parties without proper board approval. On July 31, 2002, Mr. Dorosewicz filed cross-complaints in that action alleging breach of statutory duty, breach of contract, fraud and other causes of action relating his employment with the Company and other transactions he entered into with the Company. These matters are still pending and the parties have agreed to resolve all claims in binding arbitration.

On August 30, 2002, Cord Camera Centers, Inc., an Ohio corporation ("Cord Camera"), filed a lawsuit against one of the Company's subsidiaries, SVI Retail, Inc. ("SVI Retail"), as the successor to Island Pacific Systems Corporation ("Island Pacific"), in the United States District Court for the Southern District of Ohio, Eastern Division (Case No. C2 02 859). The lawsuit claims damages in excess of $1.5 million, plus punitive damages of $250,000, against SVI Retail based upon alleged fraud, negligent misrepresentation, breach of express warranties, and breach of contract. These claims pertain to a certain License Agreement dated December, 1999, as amended, between Cord Camera and Island Pacific for the use of certain software products, a certain Services Agreement between the parties for consulting, training and product support for the software products, and a POS Software Support Agreement between the parties for maintenance and support services for a certain software product. The Company cannot at this time predict the merits of this case because it is in its preliminary stage and discovery has not yet commenced. However, SVI Retail intends to vigorously defend the action and possibly file one or more counter-claims.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to September 30, 2002, the Company had issued shares of its common stock as follows:

         o 1,010,000 shares to repay in full the loan due to a stockholder with the outstanding balance of $388,000.
         o 500,000 shares to Softline Limited ("Softline") to pay off $326,000 refinancing fee associated with the $10 million loan from Softline acquired in the second quarter of fiscal year 2001.
         o 95,200 shares to Softline to pay off $63,000 payables for services provided in prior periods.
         o        Aggregate of 200,000 shares to employees as payment for
                  commissions and bonuses earned in prior periods.
         o        60,000 shares to pay for legal services provided in prior
                  periods.


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

RECENT DEVELOPMENTS

In October 2002, we appointed Steven Beck, a retail industry expert, to the position of President of Island Pacific. Mr. Beck's vision for Island Pacific is to become the dominant provider of "Thoughtware" to the retail industry. Mr. Beck's goals are to develop high quality, high value products and services to the retail industry; using breakthrough technologies and processes, and to provide these products and their associated services in partnership with major consulting organizations and other best of breed solution providers. These said products and services will be offered at the most appropriate cost to small and mid-size retailers. Our goal is to expand alternatives to retailers, matching innovative solutions to emerging industry complexities so retailers will realize ongoing successes. Also to make available to retailers at affordable prices a "dashboard" of decision makers, the best minds in the industry, yielding a range of velocity management alternatives for review and actions that span merchandising and marketing activities from conception to consumption.

Mr. Beck has already brought two strategic partners aboard, ANT USA, Inc. and IT Resources, Inc. Under terms of the reseller agreement, Island Pacific will market, sell, install, interface to, and support ANT USA's products including Buyer's Toolbox(tm), a leading suite of merchandise and assortment planning software that has been successfully implemented by over 140 retailers worldwide. The software will extend Island Pacific's assortment and planning capabilities by providing a solid planning methodology accessed through an easy-to-use interface, in a cost-effective offering.

The marketing license agreement with IT Resources Inc. allows Island Pacific to market, sell, install, support and integrate IT Resources' Buyer's WorkMate(r) Suite, an innovative decision support software platform developed for merchandising organizations. The software will bring mobility and other timesaving benefits to the buying process. Mr. Beck is strengthening the product offerings through the addition of such partnerships as ANT USA and IT Resources Inc.

Mr. Beck is growing the sales pipeline not only through additional product offerings but also through aggressive IBM co-funded direct marketing campaigns. These campaigns are geared towards rapid lead generation targeting the Tier 3 and 4 retailers with our prepackaged InVision 1.5 enterprise solution.

In October of 2002, we created a new position, President of Island Pacific's International division to expand our international sales and operations and appointed John Frabasile, a 23 year retail software industry veteran, to the position.

Also in September, Island Pacific hosted a successful widely attended User's conference with over 40% user attendance.

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

                  For our intangible assets with finite lives, including our capitalized software and non-compete agreements, we assess impairment at least annually or whenever events and circumstances suggest the carrying value of an asset may not be recoverable based on the net future cash flows expected to be generated from the asset on an undiscounted basis. When we determine that the carrying value of intangibles with finite lives may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

Net sales decreased by $3.8 million, or 47%, to $4.2 million in the three months ended September 30, 2002 from $8.0 million in the three months ended September 30, 2001 primarily due to decreases in modification and professional service revenues of $1.9 million and $0.8 million, respectively. In addition, software license sales decreased by $1.0 million. In May 2002, we entered into a new development agreement with our major customer, Toys "R" Us for the provision of development services through February 2004. We expect that the overall level of services to be performed for Toys in fiscal 2003 will be substantially less than fiscal 2002.

The first six months of fiscal 2003 remained a challenging period in which to close new application license sales. We continue to feel the effects of the economic slowdown in the United States and the United Kingdom, which has made many larger customers reluctant to invest in new information technology initiatives. In October 2001, we took aggressive steps designed to improve sales of new application software licenses, and to streamline our operations around services to our existing customers. These steps included a restructuring of our operations and repositioning of the sales force to better focus on the historical markets of our retail enterprise solution and our retail store solution. We are currently focusing our efforts on selling our Invision 1.5 product, containing our core technology, to smaller high-growth retailers. We believe that sales cycles for these types of retailers are likely to be shorter, and that these retailers are less likely to be deferring technology investments in the current economic climate. The focus on smaller retailers began during the quarter ended September 30, 2002 and we expect to see results beginning in the quarters ending December 31, 2002, and thereafter. We are also continuing to market our larger applications to the larger retailers we have historically served.

COST OF SALES/GROSS PROFIT

Cost of sales decreased by $1.6 million, or 48%, to $1.7 million in the quarter ended September 30, 2002 from $3.3 million in the quarter ended September 30, 2001. Gross profit as a percentage of net sales increased slightly to 60% in the quarter ended September 30, 2002 from 59% in the prior comparative period. The increase in gross profit is primarily due to increases in software license and maintenance services as a percentage of net sales of 46% and 38%, respectively in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Software license and maintenance services sales have higher margins than service sales.

PRODUCT DEVELOPMENT EXPENSE

Product development expense was $1.3 million in the quarter ended September 30, 2002 and 2001. We are continuely involved in the on-going enhancement of our applications. The new version 2.0 of our Retail Enterprise Solutions will be released in the fourth quarter of the current fiscal year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $0.8 million, or 44%, to $1.0 million in the quarter ended September 30, 2002 from $1.8 million in the quarter ended September 30, 2001, as a result of our ceasing to amortize goodwill upon adoption of SFAS No. 142.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $1.6 million, or 42%, to $2.2 million in the three months ended September 30, 2002 from $3.8 million in the three months ended September 30, 2001. The decrease was primarily related to stringent cost control and improved management of expenditures.

OPERATING LOSS

Operating loss from continuing operations, which included depreciation and amortization expense, was $2.0 million for the quarter ended September 30, 2002, compared to a loss from operations of $2.2 million for the quarter ended September 30, 2001.

INTEREST EXPENSE

Interest expense decreased by $0.7 million, or 60%, to $0.3 million in the quarter ended September 30, 2002 from $1.0 million in the quarter ended September 30, 2001. Interest expense in the 2001 period included $0.4 million interest expense on the note due Softline Limited. Our obligations related to this note were released by Softline effective January 1, 2002 in connection with the integrated series of recapitalization transactions with Softline. The balance of the difference was a $0.3 million decrease in amortization of debt discount.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

Net sales decreased by $6.0 million, or 38%, to $9.5 million in the six months ended September 30, 2002 from $15.5 million in the six months ended September 30, 2001 primarily due to decreases in modification and professional service revenues of $3.3 million and $1.5 million, respectively. In addition, software license sales decreased by $0.9 million. In May 2002, we entered into a new development agreement with our major customer, Toys "R" Us, for the provision of development services through February 2004. We expect that the overall level of services to be performed for Toys in fiscal 2003 will be substantially less than fiscal 2002.

COST OF SALES/GROSS PROFIT

Cost of sales decreased by $3.1 million, or 45%, to $3.8 million in the six months ended September 30, 2002 from $6.9 million in the six months ended September 30, 2001. Gross profit as a percentage of net sales increased to 60% in the six months ended September 30, 2002 from 55% in the prior comparative period. The decrease in cost of sales and the increase in gross profit as a percentage of net sales were due to increases insoftware license and maintenance sales as percentage of sales of 43% and 30%, respectively in the six months ended September 30, 2002 compared to the six months ended September 30, 2001.

PRODUCT DEVELOPMENT EXPENSE

Product development expense increased by $0.4 million, or 22%, to $2.2 million in the six months ended September 30, 2002 from $1.8 million in the six months ended September 30, 2001. We focus on the on-going enhancement of our existing products and research for new value-added products. The new version 2.0 of our Retail Enterprise Solutions will be released in the fourth quarter of the current fiscal year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $1.3 million, or 38%, to $2.1 million in the six months ended September 30, 2002 from $3.4 million in the six months ended September 30, 2001, as a result of our ceasing to amortize goodwill upon adoption of SFAS No. 142.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $3.2 million, or 42%, to $4.5 million in the six months ended September 30, 2002 from $7.7 million in the six months ended September 30, 2001. The decrease was primarily related to the 20% reduction of non-essential personnel in the third quarter of fiscal 2002 and improved management of expenditures.

OPERATING LOSS

Operating loss from continuing operations, which included depreciation and amortization expense, was $3.0 million for the six months ended September 30, 2002, compared to a loss from operations of $4.3 million for the six months ended September 30, 2001.

INTEREST EXPENSE

Interest expense decreased by $1.3 million, or 60%, to $0.7 million in the six months ended September 30, 2002 from $2.0 million in the six months ended September 30, 2001. Interest expense in the 2001 period included $0.8 million interest expense on the note due Softline Limited. Our obligations related to this note were released by Softline effective January 1, 2002 in connection with the integrated series of recapitalization transactions with Softline. The balance of the difference was a $0.5 million decrease in amortization of debt discount.

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


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the six months ended September 30, 2002, we financed our operations using cash on hand, internally generated cash, proceeds from the sale of a convertible note to Toys "R" Us and loans from an entity affiliated with Donald S. Radcliffe, one of our directors. At September 30, 2002 and March 31, 2002, we had cash of $0.1 million and $1.3 million, respectively.

Operating activities used cash of $1.9 million in the six months ended September 30, 2002 and $1.5 million in the six months ended September 30, 2001. Cash used for operating activities in the three months ended September 30, 2002 resulted from $4.3 million of net losses and $1.7 million decrease in deferred revenue; offset in part by $2.1 million of depreciation and amortization, $0.6 million of goodwill impairment, $0.2 million of non-cash interest expense related to the convertible note issued to Toys "R" Us, $0.4 million decrease in accounts receivable and other receivables, $0.4 million increase in accounts payable and accrued expenses and $0.4 million increase in accrued interest on notes payable.

Investing activities used cash of $0.3 million in the six months ended September 30, 2002 and $0.2 million in the six months ended September 30, 2001. Cash used for investing activities in the current quarter was primarily for capitalization of software development costs.

Financing activities provided cash of $1.0 million in the six months ended September 30, 2002 and 2001. The 2002 financing activities included $1.4 million of proceeds from a convertible note issued to Toys "R" Us and $0.1 million loan from an entity affiliated with one of our directors; offset in part by $0.3 million of payments on a stockholder loan and $0.1 million of payments on a term loan.

Accounts receivable decreased to $1.5 million at September 30, 2002 from $1.9 million at March 31, 2002. The decrease was mainly due to the decrease in sales in the six months ended September 30, 2002.

Accounts payable increased to $2.3 million at September 30, 2002 from $1.5 million at March 31, 2002.

Deferred revenue decreased to $1.8 million at September 30, 2002 from $3.5 million at March 31, 2002. The decrease was primarily due to $1.5 million decrease in prepaid modification and services revenue from our major customer, Toys R Us.

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

Effective July 15, 2002, the bank further amended the restated term loan agreement. Under this third amendment to the restated agreement, the bank agreed to waive the application of the additional 2% interest rate for late payments of principal and interest, and to waive the additional $100,000 refinance fee required by the second amendment. The bank also agreed to convert $361,000 in accrued interest and fees to term loan principal, and we executed a new term note in total principal amount of $7.2 million. We are required to make a principal payment of $35,000 on October 15, 2002, principal payments of $50,000 on each of November 15, 2002 and December 15, 2002, and consecutive monthly principal payments of $100,000 each on the 15th day of each month thereafter through August 15, 2003. The entire amount of principal and accrued interest is due August 31, 2003. The bank also agreed to eliminate certain financial covenants and to ease others. The bank waived compliance with certain financial covenant for the quarter ended September 30, 2002.

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

NATIONAL AUSTRALIA BANK LIMITED

Due to the declining performance of our Australian subsidiary, we decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was however subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to the entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, we may be called upon to pay the deficiency under our guarantee to the bank. At September 30, 2002, we have accrued $187,000 as the maximum amount of our potential exposure. The receiver has also claimed that we are obligated to it for inter-company balances of $636,000, but we do not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by us to the Australian subsidiary offsetting the amount claimed to be due.

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

In July 2002, we agreed to amend the terms of the notes and warrants issued to the investors related to ICM. The investors agreed to replace the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. We are required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. The investors agreed to reduce accrued interest and late charges on the original notes by $16,000 and accept payment of the reduced amount with 527,286 shares of our common stock valued at $0.41 per share, which was the average closing price of our shares on the American Stock Exchange for the 10 trading days prior to July 19, 2002. The new notes are convertible at the option of the holders into shares of our common stock valued at $0.60 per share. We do not have a right to prepay the notes. Pursuant to the term loan agreement with the bank, the Company is prohibited from making any payments on these convertible notes. As a result, interest payment due on September 30, 2002 was not made. As of the date of this report, the balance of these convertible notes is $1.3 million.

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

We also agreed to file a registration statement for the resale of all shares held by or obtainable by these investors. In the event such registration statement is not declared effective by the SEC within 150 days after July 19, 2002, we will be obligated to issue five-year penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For the first 30 day period after the initial 150 day period after such date in which the registration statement is not effective, the Company will be obligated to issued additional penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For each 30 day period after the first 30 day period and initial 150 day period after such date in which the registration statement is not effective, the Company will be obligated to issue additional penalty warrants for the purchase of 2.5% of the total number of registrable securities at an exercise price of $0.60 per share. As of the date of this report, the registration statement was not filed. The Company was granted a 90-day extension of the initial requirement for the effectiveness of the registration statement.

FINANCING
TOYS "R" US

In May 2002, Toys "R" Us ("Toys"), our major customer, agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 common shares. The note is non-interest bearing, and the face amount is either convertible into shares of our stock valued at $0.553 per share or payable in cash at our option, at the end of the term. The note is due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the development agreement between us and Toys entered into at the same time. We do not have the right to prepay the convertible note before the due date. The face amount of the note is 16% of the $1.3 million purchase price as of May 29, 2002, and increases by 4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount is the full $1.3 million purchase price. The face amount will cease to increase if Toys terminates its development agreement with us for a reason other than our breach. The face amount will be zero if we terminate the development agreement due to an uncured breach by Toys of the development agreement. As of October 31, 2002, we had received proceeds of $1.3 million from this note.

The warrant entitles Toys to purchase up to 2,500,000 of our common shares at $0.553 per share. The warrant is initially vested as to 400,000 shares as of May 29, 2002, and vests at the rate of 100,000 shares per month until February 28, 2004. The warrant will cease to vest if Toys terminates its development agreement with us for a reason other than our breach. The warrant will become entirely non-exercisable if we terminate the development agreement due to an uncured breach by Toys of the development agreement. Toys may elect a "cashless exercise" where a portion of the warrant is surrendered to pay the exercise price. As of October 31, 2002, 900,000 shares of the warrant are exercisable.

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

The note had originally been classified as debt in the balance sheet. However, in November 2002, the Board decided that this note will be converted solely for equity and will not be repaid in cash. The note has therefore been re-classified as equity at September 30, 2002.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations, including purchase commitments at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                     For the fiscal years ending March 31,
                                                     -------------------------------------
Contractual Cash Obligations                      2003           2004          2005          2006      Thereafter
----------------------------                     ---------     ---------     ---------     ---------   ----------
                                                                       (in thousands)

Operating leases                                 $    502      $    780      $    704      $    192     $      7
Capital leases                                   $     73      $     18
Term loans                                       $    742      $  7,145
Convertible notes due stockholders               $     --      $  1,384
Demand loans due related party                   $     50
Payables aged over 90 days                       $  1,635
                                                 ---------     ---------     ---------     ---------    ---------

     Total contractual cash obligations          $  3,002      $  9,328      $    704      $    192     $      7
                                                 =========     =========     =========     =========    =========

                                                     For the fiscal years ending March 31,
                                                     -------------------------------------
Other Commercial Commitments                        2003          2004         2005          2006      Thereafter
----------------------------                     ---------     ---------     ---------     ---------   ----------
                                                                       (in thousands)
Guarantees                                       $    187
                                                 ---------

       Total commercial commitments              $    187
                                                 =========

CASH POSITION AND NEED FOR CAPITAL

As a result of our indebtedness and net losses for the past three years, we have experienced strains on our cash resources. In order to manage our cash resources, we reduced expenses and discontinued our Australian operations. We have also extended payment terms with many of our trade creditors wherever possible, and we have focused our collection efforts on our accounts receivable. We had a negative working capital of $12.2 million and $5.3 million at September 30, 2002 and March 31, 2002, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements (see Note 10). As discussed in the notes to the interim financial statements, the implementation of some of these new pronouncements is expected to have a material effect on our financial position or results of operations.

BUSINESS RISKS

Investors should carefully consider the following risk factors and all other information contained in our Form 10-K (as amended) for the year ended March 31, 2002 and Form 10-Q for the quarter ended September 30, 2002. Investing in our common stock involves a high degree of risk. In addition to those described below, risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and our investors may lose all or part of their investment. See the note regarding forward-looking statements included at the beginning of Item II - Management's Discussion And Analysis of Financial Condition and Results of Operations in this Form 10-Q.

WE HAVE INCURRED LOSSES FOR THE LAST THREE FISCAL YEARS AND IN THE CURRENT PERIOD. WE MAY NOT ACHIEVE PROFITABILITY IN FUTURE PERIODS.

We incurred losses of $4.3 million in the first six months ended September 30, 2002 and $14.7 million, $28.9 million and $4.1 million in the fiscal years ended March 31, 2002, 2001 and 2000, respectively. The losses in the past two years have generally been due to difficulties completing sales for new application software licenses, the resulting change in sales mix toward lower margin services, and debt service expenses. We will need to generate additional revenue to achieve profitability in future periods. Failure to achieve profitability, or maintain profitability if achieved, may have a material adverse effect on our business and stock price.

WE HAVE NEGATIVE WORKING CAPITAL, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

At September 30, 2002 and March 31, 2002, we had negative working capital of $12.2 million and $5.3 million, respectively. We have had difficulty meeting operating expenses. We have at times deferred payroll for our executive officers, and borrowed from related parties to meet payroll obligations. We have extended payment terms with our trade creditors wherever possible.

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

Our net sales decreased by 38% in the first six months ended September 30, 2002 compared to the first six months ended September 30, 2001. We experienced a substantial decrease in application license software sales in the past two years. We must improve new application license sales to become profitable. We have taken steps to refocus our sales strategy on core historic competencies, but our typically long sales cycles make it difficult to evaluate whether and when sales will improve. We cannot be sure that the decline in sales has not been due to factors, which might continue to negatively affect sales.

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

OUR REVENUE MAY VARY FROM PERIOD TO PERIOD, WHICH MAKES IT DIFFICULT TO PREDICT FUTURE RESULTS.

Factors outside our control that could cause our revenue to fluctuate significantly from period to period include:

         o the size and timing of individual orders, particularly with respect to our larger customers;
         o        general health of the retail industry and the overall economy;
         o technological changes in platforms supporting our software products; and
         o        market acceptance of new applications and related services.

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

OUR EXPENSES MAY VARY FROM PERIOD TO PERIOD, WHICH COULD AFFECT QUARTERLY
RESULTS.

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

OUR DEBT COULD ADVERSELY AFFECT US.

As of October 31, 2002, our debt is as follows:

         o        A $7.3 million term loan from Union Bank due August 31, 2003.
                  The term loan is secured by substantially all of our assets and 10,700,000 shares of our treasury stock.
         o $1.3 million in convertible notes reissued in July 2002 to entities related to ICM Asset Management due September 30, 2003.

Our indebtedness could impact us in a number of ways:

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

Our cash from operations has not been sufficient to meet our operational needs, and we have relied on capital from related parties. A company affiliated with Donald S. Radcliffe, one of our directors, made short-term loans to us in fiscal 2002 and in the first six months of fiscal 2003 to meet payroll when cash on hand was not sufficient. Softline loaned us $10 million to make a required principal payment on our Union Bank term loan in July 2000. A subsidiary of Softline loaned us an additional $600,000 in November 2000 to meet working capital needs. This loan was repaid in February 2001, in part with $400,000 we borrowed from Barry M. Schechter, our Chairman and CEO. We borrowed an additional $164,000 from Mr. Schechter in March 2001 for operational needs related to our Australian subsidiary.

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

WE HAVE A SINGLE CUSTOMER REPRESENTING A SIGNIFICANT AMOUNT OF OUR BUSINESS.

Toys "R" Us, accounted for 32% and 48% of our net sales for the six months ended September 30, 2002 and 2001, respectively. While we have a development agreement with this customer, Toys has the right to terminate the agreement without cause with limited advance notice. A reduction, delay or cancellation of orders from Toys "R" Us would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys "R" Us or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

WE MAY NOT BE ABLE TO MAINTAIN OR IMPROVE OUR COMPETITIVE POSITION BECAUSE OF THE INTENSE COMPETITION IN THE RETAIL SOFTWARE INDUSTRY.

We conduct business in an industry characterized by intense competition. Most of our competitors are very large companies with an international presence. We must also compete with smaller companies, which have been able to develop strong local or regional customer bases. Many of our competitors and potential competitors are more established, benefit from greater name recognition and have significantly greater resources than us. Our competitors may also have lower cost structures and better access to the capital markets than us. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may:

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

We may not be able to enter into new strategic relationships, which could put us at a disadvantage to those of our competitors, which do successfully exploit strategic relationships.

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

We are not currently aware of any defects in our applications that might give rise to future lawsuits. However, errors or integration problems may be discovered in the future. Such defects, errors or difficulties could result in loss of sales, delays in or elimination of market acceptance, damage to our brand or to our reputation, returns, increased costs and diversion of development resources, redesigns and increased warranty and servicing costs. In addition, third-party products, upon which our applications are dependent, may contain defects, which could reduce or undermine entirely the performance of our applications.

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

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE.

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future be below the market price of our stock. If exercised in the money, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have all of the outstanding options and warrants for 3,101,185 shares at prices above the recent market price of $1.08 per share, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Our existing stock option plan currently has approximately 1,542,650 shares available for issuance. Future options issued under the plan may have further dilutive effects.

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

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates to our revolving credit borrowings and variable rate term loans, which totaled $7.3 million at October 31, 2002. Based on this balance, a change in one percent in the interest rate would cause a change in interest expense of approximately $73,000 or $0.01 per basic and diluted share, on an annual basis.

These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 12% and 19% of our total net sales were denominated in currencies other than the U.S. dollar for the six months ended September 30, 2002 and 2001, respectively.

EQUITY PRICE RISK

We have no direct equity investments.

ITEM 4 - CONTROLS AND PROCEDURES

VALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Controller believe the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are effective. This conclusion was reached after an evaluation of these controls and procedures as of September 30, 2002.

CHANGES IN INTERNAL CONTROLS
We are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after September 30, 2002.

                          PART II. - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

In the Form 10K that we filed for the year ended March 31, 2002, we reported that our former Chief Executive Officer, Thomas A. Dorosewicz, filed in April, 2002 a demand with the California Labor Commissioner for $256,250 in severance benefits allegedly due under a disputed employment agreement, plus attorney's fees and costs. Mr. Dorosewicz's demand was later increased to $283,893.53. On June 18, 2002, we filed an action against Mr. Dorosewicz, Michelle Dorosewicz, and an entity affiliated with him in the San Diego Superior Court, Case No. GIC790833, alleging fraud and other causes of action relating to transactions Mr. Dorosewicz caused us to enter into with his affiliates and related parties without proper board approval. On July 31, 2002, Mr. Dorosewicz filed cross-complaints in that action alleging breach of statutory duty, breach of contract, fraud and other causes of action relating his employment with the Company and other transactions he entered into with the Company. These matters are still pending and the parties have agreed to resolve all claims in binding arbitrations.

On August 30, 2002, Cord Camera Centers, Inc., an Ohio corporation ("Cord Camera"), filed a lawsuit against one of our subsidiaries, SVI Retail, Inc. ("SVI Retail"), as the successor to Island Pacific Systems Corporation ("Island Pacific"), in the United States District Court for the Southern District of Ohio, Eastern Division (Case No. C2 02 859). The lawsuit claims damages in excess of $1.5 million, plus punitive damages of $250,000, against SVI Retail based upon alleged fraud, negligent misrepresentation, breach of express warranties, and breach of contract. These claims pertain to a certain License Agreement dated December, 1999, as amended, between Cord Camera and Island Pacific for the use of certain software products, a certain Services Agreement between the parties for consulting, training and product support for the software products, and a POS Software Support Agreement between the parties for maintenance and support services for a certain software product. We cannot at this time predict the merits of this case because it is in its preliminary stage and discovery has not yet commenced. However, SVI Retail intends to vigorously defend the action and possibly file one or more counter-claims.

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

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2002, we issued:

         o an aggregate of 527,286 shares of common stock to stockholders as payment of accrued interest on the convertible notes due to stockholders.

         o 5,000 shares of common stock for consulting fee incurred in current quarter.

The foregoing securities were offered and sold without registration under the Securities Act of 1933 to sophisticated investors who had access to all information which would be pertinent to their investment decisions..


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 19, 2002, we held our annual meeting of stockholders. 22,433,844 shares out of eligible 28,891,727 shares were represented at the meeting in person or by proxy. The following matters were considered and approved:

         o Seven directors were elected. The nominees received the following votes:

         ------------------------ ------------------ -------------------- ----------------- -------------------------
         NAME                         VOTES FOR         VOTES AGAINST     ABSTENTIONS       BROKER NON-VOTES
         ------------------------ ------------------ -------------------- ----------------- -------------------------
         Barry M. Schechter          22,210,911            22,000             200,933                  0
         ------------------------ ------------------ -------------------- ----------------- -------------------------
         Arthur S. Klitofsky         22,210,911            22,000             200,933                  0
         ------------------------ ------------------ -------------------- ----------------- -------------------------
         Donald S. Radcliffe         22,232,911               0               200,933                  0
         ------------------------ ------------------ -------------------- ----------------- -------------------------
         Ivan M. Epstein             22,210,911            22,000             200,933                  0
         ------------------------ ------------------ -------------------- ----------------- -------------------------
         Michael Silverman           22,210,911            22,000             200,933                  0
         ------------------------ ------------------ -------------------- ----------------- -------------------------
         Ian Bonner                  22,210,911            22,000             200,933                  0
         ------------------------ ------------------ -------------------- ----------------- -------------------------
         Robert P. Wilkie            22,210,911            22,000             200,933                  0
         ------------------------ ------------------ -------------------- ----------------- -------------------------

         o Amendments to our 1998 Incentive Stock Plan. The measure passed with 21,933,586 votes for, 481,740 votes against, 18,518 abstained and no broker non-votes.
         o Ratification of the Company's continued engagement of Singer Lewak Greenbaum & Goldstein, LLP as the Company's independent auditors for fiscal year 2003. The measure passed with 22,175,536 votes for, 131,720 votes against, 126,588 abstained and no broker non-votes.

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

99.1 Written Statement of Principal Executive Officer and Principal Financial Officer.


(b) REPORTS ON FORM 8-K

On August 1, 2002, we filed a Form 8-K disclosing in Item 5 the Company's Annual Stockholder Meeting on September 19, 2002.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SVI Holdings, Inc.
                                             Registrant

                                             /S/ Barry M. Schechter
                                             -----------------------------------
Date: November 19, 2002                      Barry M. Schechter
                                             Chairman of the Board,
                                             Chief Executive Officer and
                                             Principal Financial Officer

                            FORM 10-Q CERTIFICATIONS


I, Barry M. Schechter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SVI Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002

                                                /s/ Barry M. Schechter
                                                -------------------------------
                                                Barry M. Schechter
                                                Chairman of the Board, Chief
                                                Executive Officer and Principal
                                                Financial Officer