Form 10-Q
period 2002-12-31
SVI SOLUTIONS INC
filed 2003-02-14
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM ___________ TO ____________

Commission file number  0-23049
                        -------

                               SVI SOLUTIONS, INC.
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                33-0896617
   -------------------------------       ---------------------------------------
   (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

5607 PALMER WAY, CARLSBAD, CALIFORNIA                  92008
-------------------------------------                  -----
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

Common Stock, $0.0001 Par Value - 30,866,632 shares as of January 31, 2003.


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

           Condensed Consolidated Balance Sheets as of December 31, 2002 (Unaudited)
                 and March 31, 2002 (Audited).............................................................3

           Condensed Consolidated Statements of Operations for the Three And Nine
                 Months Ended December 31, 2002 and 2001 (Unaudited)......................................4

           Condensed Consolidated Statements of Cash Flows for the Nine
                 Months Ended December 31, 2002 and 2001 (Unaudited)......................................5

           Notes to Condensed Consolidated Financial Statements...........................................6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................................13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................30

Item 4.    Controls and Procedures........................................................................31

PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................31

Item 2.    Changes in Securities and Use of Proceeds......................................................32

Item 6.    Exhibits and Reports on Form 8-K...............................................................32

SIGNATURES ...............................................................................................34

FORM 10-Q CERTIFICATIONS..................................................................................35

                                                      2

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                           SVI SOLUTIONS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except share amounts)

                                                                                       DECEMBER 31, 2002     MARCH 31, 2002
                                                                                       -----------------     --------------
                                                                                          (unaudited)          (audited)
ASSETS
Current assets:
   Cash and cash equivalents                                                              $       659         $     1,309
   Accounts receivable, net                                                                     4,685               1,946
   Other receivables, including $7 and $31 from related parties, respectively                     213                 255
   Inventories                                                                                    111                 126
   Current portion of non-compete agreements                                                      917                 917
   Prepaid expenses and other current assets                                                      129                 150
                                                                                          ------------        ------------
       Total current assets                                                                     6,714               4,703

Property and equipment, net                                                                       426                 641
Purchased and capitalized software, net                                                        15,529              17,612
Goodwill, net                                                                                  14,795              15,422
Non-compete agreements, net                                                                       897               1,585
Other assets                                                                                       58                  42
                                                                                          ------------        ------------
       Total assets                                                                       $    38,419         $    40,005
                                                                                          ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Convertible notes due to stockholders                                                  $     1,295         $       618
   Current portion of term loan                                                                 7,233                 435
   Accounts payable                                                                             2,154               1,497
   Accrued expenses                                                                             4,216               3,864
   Deferred revenue                                                                             2,925               3,528
   Income tax payable                                                                              --                  98
                                                                                          ------------        ------------
       Total current liabilities                                                               17,823              10,040

Term loan refinanced in July 2002                                                                  --               6,472
Convertible notes due to stockholders                                                              --               1,421
Other long-term liabilities                                                                        99                 120
                                                                                          ------------        ------------
       Total liabilities                                                                       17,922              18,053
                                                                                          ------------        ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; Series A
    Convertible Preferred, 7.2% cumulative 141,100 shares authorized and outstanding with a stated value of $100 per share, dividends in arrears of
        $1,015 and $254, respectively                                                          14,100              14,100
   Committed common stock, 2,500,000 shares                                                     1,383                  --
   Common stock, $.0001 par value; 100,000,000 shares authorized; 41,541,632 and
       38,993,609 shares issued; and 30,841,632 and 28,293,609 shares outstanding                   4                   4
   Additional paid in capital                                                                  55,855              54,685
   Accumulated deficit                                                                        (41,664)            (37,772)
   Treasury stock, at cost; shares - 10,700,000                                                (8,906)             (8,580)
   Shares receivable                                                                             (275)               (485)
                                                                                          ------------        ------------
       Total stockholders' equity                                                              20,497              21,952
                                                                                          ------------        ------------
       Total liabilities and stockholders' equity                                         $    38,419         $    40,005
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

                                                            3

                                              SVI SOLUTIONS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (in thousands, except per share data)
                                                          (unaudited)

                                                                      Three Months Ended               Nine Months Ended
                                                                         December 31,                     December 31,
                                                                    2002             2001             2002             2001
                                                                ------------     ------------     ------------     ------------
Net sales                                                       $     7,391      $     5,971      $    16,918      $    21,446
Cost of sales                                                         2,218            2,352            5,997            9,247
                                                                ------------     ------------     ------------     ------------
       Gross profit                                                   5,173            3,619           10,921           12,199

Expenses:
   Product development                                                  650            1,180            2,894            2,932
   Depreciation and amortization                                      1,039            1,602            3,122            4,991
   Selling, general and administrative                                2,913            2,696            7,365           10,388
                                                                ------------     ------------     ------------     ------------
        Total expenses                                                4,602            5,478           13,381           18,311
                                                                ------------     ------------     ------------     ------------

Income (loss) from operations                                           571           (1,859)          (2,460)          (6,112)

   Other income (expense):
   Interest income                                                       --                4                1                8
   Other income (expense)                                                 6               (1)               8              (35)
   Interest expense                                                    (209)            (758)            (894)          (2,795)
   Gain (loss) on foreign currency transaction                           16              (10)              23               --
                                                                ------------     ------------     ------------     ------------
       Total other expenses                                            (187)            (765)            (862)          (2,822)
                                                                ------------     ------------     ------------     ------------

Income (loss) before provision for income taxes                         384           (2,624)          (3,322)          (8,934)

   Provision for income taxes benefits                                   --              (39)             (57)              (2)
                                                                ------------     ------------     ------------     ------------
Income (loss) before cumulative effect of a change in
  accounting principle                                                  384           (2,585)          (3,265)          (8,932)

   Cumulative effect of changing accounting principle -
     goodwill valuation under SFAS 142                                   --               --             (627)              --
                                                                ------------     ------------     ------------     ------------
Income (loss) from continuing operations                                384           (2,585)          (3,892)          (8,932)

    Loss from discontinued Australian operations, net of
      applicable income taxes                                            --             (385)              --           (1,140)
                                                                ------------     ------------     ------------     ------------
Net income (loss)                                               $       384      $    (2,970)     $    (3,892)     $   (10,072)
                                                                ============     ============     ============     ============

Basic and diluted income (loss) per share:
    Income (loss) before cumulative effect of a change in
      accounting principle                                      $      0.01      $     (0.07)     $     (0.11)     $     (0.23)
    Cumulative effect of a change in accounting principle -
      goodwill valuation under SFAS 142                                  --               --            (0.02)              --
                                                                ------------     ------------     ------------     ------------
    Income (loss) from continuing operations                           0.01            (0.07)           (0.13)           (0.23)

    Loss from discontinued operations                                    --            (0.01)              --            (0.03)
                                                                ------------     ------------     ------------     ------------

        Net income (loss)                                       $      0.01      $     (0.08)     $     (0.13)     $     (0.26)
                                                                ============     ============     ============     ============

Weighted-average common shares outstanding:
    Basic                                                            30,395           37,942           29,257           38,092
                                                                ============     ============     ============     ============
    Diluted                                                          58,734           37,942           29,257           38,092
                                                                ============     ============     ============     ============

               The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                               4

                                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands and unaudited)

                                                                                  NINE MONTHS ENDED DECEMBER 31,
                                                                                      2002             2001
                                                                                  ------------     ------------
Cash flows from operating activities:
   Net loss                                                                       $    (3,892)     $   (10,072)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                      3,122            5,289
     Cumulative effect of a change in accounting principle - goodwill
       valuation under SFAS 142                                                           627               --
     Amortization of debt discount and conversion option                                  171              517
     Gain on disposal of furniture and equipment                                           --               53
     Gain on foreign currency transactions                                                (23)              14
     Stock-based compensation                                                               8              487
     Common stock issued for services rendered                                            390               --
     Changes in deferred taxes                                                             --             (135)
   Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable and other receivables                                         (2,697)             (64)
     Inventories                                                                           15               56
     Prepaid expenses and other current assets                                              5              216
     Accounts payable and accrued expenses                                              1,014           (1,955)
     Accrued interest on stockholders' loans, convertible notes and term loan             664            2,071
     Deferred revenue                                                                    (603)           2,792
     Income taxes payable                                                                 (98)              57
                                                                                  ------------     ------------
Net cash used for operating activities                                                 (1,297)            (674)
                                                                                  ------------     ------------

Cash flows from investing activities:
   Purchases of furniture and equipment                                                   (39)            (240)
   Proceeds from disposals of furniture and equipment                                      --                7
   Capitalized software development costs                                                 (93)              --
                                                                                  ------------     ------------
Net cash used for investing activities                                                   (132)            (233)
                                                                                  ------------     ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                  --               16
   Payments on amounts due to stockholders, net                                          (287)            (475)
   Payments on term loan                                                                 (336)            (559)
   Proceeds from committed common stock                                                 1,383            1,260
   Proceeds from short-term loan from related party                                       120               --
   Payments on short-term loan from related party                                        (120)              --
                                                                                  ------------     ------------
Net cash provided by financing activities                                                 760              242
                                                                                  ------------     ------------

Effect of exchange rate changes on cash                                                    19               15
                                                                                  ------------     ------------

Net decrease in cash and cash equivalents                                                (650)            (650)
Cash and cash equivalents, beginning of period                                          1,309            1,267
                                                                                  ------------     ------------
Cash and cash equivalents, end of period                                          $       659      $       617
                                                                                  ============     ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                  $       408      $       788

Supplemental schedule of non-cash investing and financing activities:
   Issued 100,000 shares of common stock for services in connection
     with an equity financing in December 2000                                    $        45               --

   Issued 140,000 shares of common stock to pay for penalty for late
     effectiveness of the registration statement                                  $        60               --

   Received 262,500 shares of common stock related to early termination
     of a service contract                                                        $      (210)              --

   Issued 1,223,580 and 1,193,837 shares of common stock as payments for
     bonuses, interest and services rendered in prior periods                     $       657      $       955

   Issued 1,010,000 shares of common stock to repay in full a stockholder's
     loan                                                                         $       388               --

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                       5

                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for all the periods presented have been made.

Certain amounts in the prior period have been reclassified to conform to the presentation for the three and nine months ended December 31, 2002. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-K (as amended) for the year ended March 31, 2002.

The results of operations for the three and nine months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DISCONTINUED OPERATIONS

Due to the declining performance of the Company's wholly-owned Australian subsidiary, management decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was however subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to an entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, the Company may be called upon to pay the deficiency under its guarantee to the bank. At December 31, 2002, the Company has accrued $187,000 as the maximum amount of our potential exposure. The receiver has also claimed that the Company is obligated to it for inter-company balances of $636,000, but the Company does not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by the Company to the Australian subsidiary offsetting the amount claimed to be due.

The disposal of the Australian subsidiary resulted in a loss of $3.2 million, which was recorded in the fiscal year ended March 31, 2002. Accordingly, the operating results of the Australian subsidiary for the three and nine months ended December 31, 2001 are restated as discontinued operations.


NOTE 3 - INVENTORIES

Inventories consist of finished goods and are stated at the lower of cost or market, on a first-in, first-out basis.

NOTE 4 - TERM LOAN

UNION BANK OF CALIFORNIA, N.A.

The Company's term loan at December 31, 2002 and March 31, 2002 consist of the following (in thousands):

                                                                 December 31,       March 31,
                                                                     2002             2002
                                                               --------------    --------------
              Term loan payable to bank                        $       7,233     $       6,907
              Less term loan payable to bank classified
                  as long-term as discussed below                         --             6,472
                                                               --------------    --------------
              Current portion of term loan                     $       7,233     $         435
                                                               ==============    ==============

Effective July 15, 2002, the bank further amended the restated term loan agreement. Under this third amendment to the restated agreement, the bank agreed to waive the application of the additional 2% interest rate for late payments of principal and interest, and to waive the $100,000 of the $200,000 as a refinance fee required by the second amendment. The bank also agreed to convert $361,000 in accrued interest and fees to term loan principal, and the Company executed a new term note in total principal amount of $7.2 million. The Company is required to make a principal payment of $35,000 on October 15, 2002, principal payments of $50,000 on each of November 15, 2002 and December 15, 2002, and consecutive monthly principal payments of $100,000 each on the 15th day of each month thereafter through August 15, 2003. The entire amount of principal and accrued interest is due August 31, 2003. The bank also agreed to eliminate certain financial covenants and to ease others. The Company is not in breach of the financial covenants at December 31, 2002. As of the date of this report, principal and interest payments due as of December 31, 2002 were paid.

On January 2, 2003, the Company issued a warrant to an affiliate of the bank to purchase up to 1.5 million shares of the Company's common stock for $0.01 per share. The warrant is exercisable for shares equal to 1% of the Company's outstanding common stock on January 2, 2003, and will become exercisable for shares equal to an additional 0.5% of the outstanding common stock on the first day each month thereafter, until it is exercisable for the full 4.99% of the outstanding common stock. The warrant will not become exercisable to the extent that the Company has discharged in full its bank indebtedness prior to a various vesting date. As all of the shares become exercisable, it would result in a finance charge of $909,000 which $273,000 has been incurred through February 2003. As all of the shares become exercisable, it would result in a finance charge of $909,000, of which $273,000 has been incurred through February 2003.

NOTE 5 - CONVERTIBLE NOTES DUE TO STOCKHOLDERS

During the quarter ended June 30, 2001, the Company raised gross proceeds of $1.3 million from the sale of the convertible notes and warrants to a limited number of accredited investors related to existing stockholders. The investors received convertible promissory notes for the amount of their investments and warrants to purchase 250 shares of the Company's common stock for each $1,000 borrowed by the Company. The holders of the notes had the option to convert the unpaid principal and interest to common stock at any time at a conversion price of $1.35 per share. The notes matured on August 30, 2001 and earned interest at 12% per annum to be paid at maturity. The interest rate increased to 17% per annum on August 30, 2001 as a result of non-payment on the maturity date.

In July 2002, the Company and the investors agreed to amend the terms of the notes and warrants. The investors agreed to replace the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. The Company is required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. In December 2002, the investors agreed to extend the accrued interest payments to September 30, 2003. The investors agreed to reduce accrued interest and late charges on the original notes by $16,000, and to accept payment of the reduced amount in 527,286 shares of the Company's common stock valued at $0.41 per share, which was the average closing price of its shares on the American Stock Exchange for the 10 trading days prior to July 19, 2002. The new notes are convertible at the option of the holders into shares of the Company's common stock valued at $0.60 per share. As of December 31, 2002, the balance of these convertible notes is $1.3 million.

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

The Company also agreed to file a registration statement for the resale of all shares held by or obtainable by these investors. In December 2002, the investors agreed to amend the terms of the amended notes and warrants to extend the effectiveness of the registration statement to March 17, 2003. In the event such registration statement is not declared effective by the SEC by March 17, 2003, the Company will be obligated to issue five-year penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For the first 30 day period after March 17, 2003 after such date in which the registration statement is not effective, the Company will be obligated to issued additional penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For each 30 day period after the first 30 day period from March 17, 2003 after such date in which the registration statement is not effective, the Company will be obligated to issue additional penalty warrants for the purchase of 2.5% of the total number of registrable securities at an exercise price of $0.60 per share. As of the date of this report, the registration statement has not been filed.


NOTE 6 - COMMITED COMMON STOCK

In May 2002, Toys "R" Us, Inc. ("Toys"), the Company's major customer, agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 shares of common stock. In connection with this transaction, Toys signed a two-year software development and services agreement (the "Development Agreement") that expires in February 2004. The note is non-interest bearing, and the face amount is either convertible into shares of common stock valued at $0.553 per share or payable in cash at the option of the Company, at the end of the term. The note is due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the Development Agreement. The Company does not have the right to prepay the convertible note before the due date. The face amount of the note is 16% of the $1.3 million purchase price as of May 29, 2002, and increases by 4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount is the full $1.3 million purchase price. The face amount will cease to increase if Toys terminates the Development Agreement for a reason other than the Company's breach. The face amount will be zero if the Company terminates the Development Agreement due to an uncured breach by Toys of the Development Agreement. As of December 31, 2002, the Company had received proceeds of $1.3 million.

The warrant entitles Toys to purchase up to 2,500,000 of shares of the Company's common stock at $0.553 per share. The warrant is initially vested as to 400,000 shares as of May 29, 2002, and vests at the rate of 100,000 shares per month until February 28, 2004. The warrant will cease to vest if Toys terminates the Development Agreement for a reason other than the Company's breach. The warrant will become entirely non-exercisable if the Company terminates the Development Agreement due to an uncured breach by Toys of the Development Agreement. Toys may elect a "cashless exercise" where a portion of the warrant is surrendered to pay the exercise price. As of December 31, 2002, 1.1 million shares of the warrant are exercisable.

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

In November 2002, the Board decided that this note will be converted solely for equity and will not be repaid in cash. The note has therefore been classified as equity at December 31, 2002.

In accordance with generally accepted accounting principles, the difference between the conversion price of the note of $0.553 and the Company's stock price on the date of issuance of the notes was considered to be interest expense. For the nine months ended December 31, 2002, the Company has recorded a charge of $151,000 representing a proportion of the total debt discount.

The Company has also allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. For the nine months ended December 31, 2002, the Company recognized $20,000 as interest expense. The value of the detachable warrants of $574,000 has been recorded as an offering cost and as such, there is no effect on the Company's statement of operations.


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

Effective April 1, 2002, the Company adopted SFAS 142 and ceased amortization of goodwill recorded in business combinations prior to June 30, 2001. The Company recorded amortization expenses of $1.7 million on goodwill during the nine months ended December 31, 2001. The Company currently estimates that application of the non-amortization provisions of SFAS 142 will reduce amortization expense and decrease net loss by approximately $2.2 million in fiscal 2003. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization.

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


NOTE 8 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the quarter ended December 31, 2002, the diluted EPS calculation included common shares equivalent of 4,861,327 from outstanding options and warrant, 18,894,000 from Series A Preferred stock and 4,583,333 from convertible notes. The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended December 31, 2001 and six months ended December 31, 2002 and 2001 because the effect would have been anti-dilutive:

                                                                                      December 31,
                                                                                 2002              2001
                                                                             ------------      ------------
     Outstanding options under the Company's stock option plans                4,835,367         4,062,114
     Outstanding options granted outside the Company's stock option plans      5,054,312         1,246,812
     Warrants issued in conjunction with private placements                    4,232,000         2,807,245
     Warrants issued for services rendered                                       804,002         1,012,336
     Convertible notes due to stockholders                                     2,083,333         1,009,867
     Committed common stock                                                    2,500,000                --
     Series A Convertible Preferred Stock                                     18,894,000                --
                                                                             ------------      ------------
                  Total                                                       38,403,014        10,138,374
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

A summary of the revenues and operating income (loss), excluding depreciation and amortization, attributable to each of these business units and identifiable assets is as follows (in thousands):

                                                                         Quarter ended      Nine months ended
                                                                       December 31, 2002    December 31, 2002
                                                                       -----------------    -----------------
         Net sales:
                   Island Pacific                                        $      6,381         $     14,355
                   SVI Store Solutions                                            735                1,453
                   SVI Training Products, Inc.                                    275                1,110
                                                                         -------------        -------------
                            Consolidated net sales                       $      7,391         $     16,918
                                                                         =============        =============

         Operating income (loss):
                   Island Pacific                                        $      1,728         $      2,162
                   SVI Store Solutions                                            450                   84
                   SVI Training Products, Inc.                                    (13)                 185
                   Other (see below)                                           (1,594)              (4,891)
                                                                         -------------        -------------
                            Consolidated operating income (loss)         $        571         $     (2,460)
                                                                         =============        =============

         Depreciation:
                   Island Pacific                                        $         50         $        151
                   SVI Store Solutions                                             12                   37
                   Other                                                           22                   70
                                                                         -------------        -------------
                            Consolidated depreciation                    $         84         $        258
                                                                         =============        =============

         Other operating loss:
                   Amortization of intangible assets                     $       (955)        $     (2,864)
                   Depreciation                                                   (22)                 (70)
                   Administrative costs and other non-allocated
                     expenses                                                    (617)              (1,957)
                                                                         -------------        -------------
                            Consolidated other operating loss            $     (1,594)        $     (4,891)
                                                                         =============        =============


                                                                                            December 31, 2002
                                                                                            -----------------
         Identifiable assets:
                   Island Pacific                                                             $     32,948
                   SVI Store Solutions                                                               4,914
                   SVI Training Products, Inc.                                                         313
                                                                                              -------------
                            Consolidated identifiable assets                                  $     38,175
                                                                                              =============

Operating income (loss) in Island Pacific, SVI Store Solutions and SVI Training Products, Inc. includes direct expenses for software licenses, maintenance services, programming and consulting services, sales and marketing expenses, product development expenses, and direct general, administrative and depreciation expenses. The "Other" caption includes amortization of intangible assets, non-allocated costs and other expenses that are not directly identified with a particular business unit and which management does not consider in evaluating the operating income of the business unit.

The Company currently operates in the United States and the United Kingdom. Prior to February 2002, the Company also had operations in Australia. The following is a summary of local operations by geographic area (in thousands):

                                                      Three Months Ended              Nine Months Ended
                                                         December 31,                    December 31,
                                                     2002            2001            2002            2001
                                                 ------------    ------------    ------------    ------------
       Net Sales:
         United States                           $     6,472     $     5,466     $    14,885     $    19,278
         United Kingdom                                  919             505           2,033           2,168
         Australia (discontinued operations)              --             571              --           2,110
                                                 ------------    ------------    ------------    ------------
                Total net sales                  $     7,391     $     6,542     $    16,918     $    23,556
                                                 ============    ============    ============    ============


                                                                                         December 31,
                                                                                     2002             2001
                                                                                 ------------    ------------
       Long-lived Assets:
         United States                                                           $    32,594     $    44,506
         United Kingdom                                                                   28              26
         Australia (discontinued operations)                                              --           1,138
                                                                                 ------------    ------------
                Total long-lived assets                                          $    32,622     $    45,670
                                                                                 ============    ============

For the three months ended December 31, 2002 and 2001, net sales to one customer, Toys "R" Us, Inc., accounted for 30% and 44% of total net sales, respectively. For the nine months ended December 31, 2002 and 2001, net sales to one customer, Toys "R" Us, Inc., accounted for 31% and 47% of total net sales, respectively.


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 is not expected to have a material impact on the Company's financial statements.


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

RECENT DEVELOPMENTS

In October 2002, we appointed Steven Beck, a retail industry expert, to the position of President of Island Pacific. Mr. Beck's vision for Island Pacific is to become the dominant provider of "Thoughtware" to the retail industry. Mr. Beck's goals are to develop high quality, high value products and services to the retail industry; using breakthrough technologies and processes, and to provide these products and their associated services in partnership with major consulting organizations and other best of breed solution providers. These products and services will be offered at the most appropriate cost to small and mid-size retailers. Our goal is to expand alternatives to retailers, matching innovative solutions to emerging industry complexities so retailers will realize ongoing successes. We will make available to retailers at affordable prices a "dashboard" of decision makers, the best minds in the industry, yielding a range of velocity management alternatives for review and actions that span merchandising and marketing activities from conception to consumption.

In January 2003, we appointed Harvey Braun, a well-known and highly-respected retail industry veteran, to the position of Chief Executive Officer of Island Pacific. Together with Mr. Beck, Mr. Braun will lead Island Pacific through the next evolution of product and service offerings to meet the ever-changing needs of retailers worldwide.

We are strengthening our product offerings through strategic relationships with Planalytics, KMG Solutions, VisionCompass Inc., Raymark, Inc., Wazagua LLC, ANT USA, Inc. and IT Resources Inc.

Under a partnership agreement with Planalytics Inc., Island Pacific will market Impact LR, an internet-based application that measures the specific effects of future weather on consumer demand by product, location and time. Using Impact LR, our customers can plan the timing of in-season markdowns, as well as the season-to-season flow of merchandise into their stores with maximum effectiveness.

Under a marketing license agreement with KMG Solutions, Island Pacific will integrate, market and support Traxion(TM) process management solutions. Traxion's business process management solution consists of three modules. Traxion ProcessEngine(TM) is the real-time process management platform that retailers use to actively manage and support their organizations' unique business processes. Traxion ProcessModeler(TM), includes simulation functions such as same-time comparison of process variations and the use of actual cost data to produce process-based financial estimates. Traxion OrganizationModeler(TM) simplifies the creation of sophisticated models including inter-company workgroups, payroll information, and roles.

Island Pacific will market VisionCompass(TM) collaborative enterprise management software, which uniquely combines the best of performance management, business intelligence, resource planning, and collaboration capabilities into one straightforward, web-based application. The system enables decision makers and teams to develop specific business goals, work on them together, and measure their collective results objectively. The highly flexible system is easily customizable to fit each organization's unique needs and leads directly to improved quality and visibility of key indicators throughout the enterprise.

Under an OEM agreement with Raymark, Inc., Island Pacific will integrate, market and support Xpert Store point-of-sale ("POS") software solution under the Island Pacific brand. Raymark's full-featured POS solution streamlines the checkout process in order to increase sales associate efficiency and augment customer satisfaction. The software supports multi-channel, multi-language, multi-currency and multi-taxation requirements.

Under a agreement with Wazagua LLC, Island Pacific will exclusively offer to retailers worldwide Wazagua's products and services including web-based Loss Prevention Case Management Package, ASP Data Hosting and POS Exception Reporting. WAZAGUA(TM) ASP Hosted Suite of Modules automates data management for the Loss Prevention, Operations, Human Resources, Safety & Risk Management community. These ASP-hosted productivity tools allow retailers to capture the power of the internet. Retailers can create efficiencies, manage and share information, make better use of their staff, eliminate redundant data entry - and work from virtually any point in the world.

Under terms of a reseller agreement, Island Pacific will market, sell, install, interface to, and support ANT USA's products including Buyer's Toolbox(tm), a leading suite of merchandise and assortment planning software that has been successfully implemented by over 140 retailers worldwide. The software will extend Island Pacific's assortment and planning capabilities by providing a solid planning methodology accessed through an easy-to-use interface, in a cost-effective offering.

A marketing license agreement with IT Resources Inc. allows Island Pacific to market, sell, install, support and integrate IT Resources' Buyer's WorkMate(r) Suite, an innovative decision support software platform developed for merchandising organizations. The software will bring mobility and other timesaving benefits to the buying process.

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


THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

NET SALES

Net sales increased by $1.4 million, or 23%, to $7.4 million in the three months ended December 31, 2002 from $6.0 million in the three months ended December 31, 2001. This increase is primarily due to increase in software license revenues.

COST OF SALES/GROSS PROFIT

Cost of sales decreased slightly by $0.2 million, or 8%, to $2.2 million in the quarter ended December 31, 2002 from $2.4 million in the quarter ended December 31, 2001. Gross profit as a percentage of net sales increased to 70% in the quarter ended December 31, 2002 from 61% in the prior comparative period. The increase in gross profit is primarily due to increases in software license and support services revenue as a percentage of net sales of 55% and 39%, respectively in the three months ended December 31, 2002 compared to the three months ended December 31, 2001. Software license and maintenance services sales have higher margins than service sales.

PRODUCT DEVELOPMENT EXPENSE

Product development expense decreased by $0.5 million, or 42%, to $0.7 million in the quarter ended December 31, 2002 from $1.2 million in the quarter ended December 31, 2001. As we are close to the completion of the new version 2.0 of our Retail Enterprise Solutions, product development efforts, especially from outsourced programming services, are decreased. The version 2.0 is scheduled to be released in the next quarter.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $0.6 million, or 38%, to $1.0 million in the quarter ended December 31, 2002 from $1.6 million in the quarter ended December 31, 2001, as a result of our ceasing to amortize goodwill upon adoption of SFAS No. 142.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $0.2 million, or 7%, to $2.9 million in the three months ended December 31, 2002 from $2.7 million in the three months ended December 31, 2001. The increase was primarily related to an increase in sales related commissions.


OPERATING INCOME

Operating income from continuing operations, which included depreciation and amortization expense, increased by $2.5 million, or 132%, to $0.6 million for the quarter ended December 31, 2002, compared to a loss from operations of $1.9 million for the quarter ended December 31, 2001.

INTEREST EXPENSE

Interest expense decreased by $0.6 million, or 75%, to $0.2 million in the quarter ended December 31, 2002 from $0.8 million in the quarter ended December 31, 2001. Interest expense in the 2001 period included $0.4 million interest expense on the note due Softline Limited.

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001

NET SALES

Net sales decreased by $4.5 million, or 21%, to $16.9 million in the nine months ended December 31, 2002 from $21.4 million in the nine months ended December 31, 2001. The decrease is due to $3.0 million decrease in modification revenue and $2.4 million decrease in professional service revenues. The decrease is offset by $1.1 million increase in software license revenue. In May 2002, we entered into a new development agreement with our major customer, Toys "R" Us, Inc., for the provision of development services through February 2004. We expect that the overall level of services to be performed for Toys "R" Us, Inc. in fiscal 2003 will be substantially less than fiscal 2002.

COST OF SALES/GROSS PROFIT

Cost of sales decreased by $3.2 million, or 35%, to $6.0 million in the nine months ended December 31, 2002 from $9.2 million in the nine months ended December 31, 2001. Gross profit as a percentage of net sales increased to 65% in the nine months ended December 31, 2002 from 57% in the prior comparative period. The decrease in cost of sales and the increase in gross profit as a percentage of net sales were due to increases in software license and maintenance sales as percentage of sales of 48% and 32%, respectively in the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001.

PRODUCT DEVELOPMENT EXPENSE

Product development expense was $2.9 million in the nine months ended December 31, 2002 and 2001. We focus on the on-going enhancement of our existing products and research for new value-added products. The new version 2.0 of our Retail Enterprise Solutions will be released in the fourth quarter of the current fiscal year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $1.9 million, or 38%, to $3.1 million in the nine months ended December 31, 2002 from $5.0 million in the nine months ended December 31, 2001, as a result of our ceasing to amortize goodwill upon adoption of SFAS No. 142.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $3.0 million, or 29%, to $7.4 million in the nine months ended December 31, 2002 from $10.4 million in the nine months ended December 31, 2001. The decrease was primarily related to the 20% reduction of non-essential personnel in the third quarter of fiscal 2002 and improved management of expenditures.

OPERATING LOSS

Operating loss from continuing operations, which included depreciation and amortization expense, was $2.5 million for the nine months ended December 31, 2002, compared to a loss from operations of $6.1 million for the nine months ended December 31, 2001.

INTEREST EXPENSE

Interest expense decreased by $1.9 million, or 68%, to $0.9 million in the nine months ended December 31, 2002 from $2.8 million in the nine months ended December 31, 2001. Interest expense in the 2001 period included $1.2 million interest expense on the note due Softline Limited. Our obligations related to this note were released by Softline effective January 1, 2002 in connection with the integrated series of recapitalization transactions with Softline. The balance of the difference was a $0.7 million decrease in amortization of debt discount.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the nine months ended December 31, 2002, we financed our operations using cash on hand, internally generated cash, proceeds from the sale of a convertible note to Toys "R" Us, Inc. and loans from an entity affiliated with Donald S. Radcliffe, one of our directors. At December 31, 2002 and March 31, 2002, we had cash of $0.7 million and $1.3 million, respectively.

Operating activities used cash of $1.3 million and $0.7 million in the nine months ended December 31, 2002 and 2001, respectively. Cash used for operating activities in the nine months ended December 31, 2002 resulted from $3.9 million of net losses and $2.7 million increase in accounts receivable; offset in part by $3.1 million of depreciation and amortization, $0.6 million of goodwill impairment, $1.0 million increase in accounts payable and accrued expenses and $0.7 million increase in accrued interest on notes payable.

Investing activities used cash of $0.1 million and $0.2 million in the nine months ended December 31, 2002 and 2001, respectively. Cash used for investing activities in the current quarter was primarily for capitalization of software development costs.

Financing activities provided cash of $0.8 million and $0.2 million in the nine months ended December 31, 2002 and 2001, respectively. The 2002 financing activities included $1.4 million of proceeds from a convertible note issued to Toys "R" Us, Inc.; offset in part by $0.3 million payments on a stockholder loan and $0.3 million payments on term loan.

Accounts receivable increased to $4.7 million at December 31, 2002 from $1.9 million at March 31, 2002. The increase was due to increase in sales and invoicing semi-annual maintenance contracts in the quarter ended December 31, 2002.

Accounts payable increased to $2.2 million at December 31, 2002 from $1.5 million at March 31, 2002.

Deferred revenue decreased to $2.9 million at December 31, 2002 from $3.5 million at March 31, 2002. The decrease was primarily due to decreases in prepaid modification and services revenues of $1.5 million from our major customer, Toys `R' Us, Inc., and $0.5 million from other customers; offset in part by $1.4 million increase in prepaid support services revenue.

INDEBTEDNESS

UNION BANK

Effective July 15, 2002, the bank further amended the restated term loan agreement. Under this third amendment to the restated agreement, the bank agreed to waive the application of the additional 2% interest rate for late payments of principal and interest, and to waive the additional $100,000 refinance fee required by the second amendment. The bank also agreed to convert $361,000 in accrued interest and fees to term loan principal, and we executed a new term note in total principal amount of $7.2 million. We were required to make a principal payment of $35,000 on October 15, 2002, principal payments of $50,000 on each of November 15, 2002 and December 15, 2002, and consecutive monthly principal payments of $100,000 each on the 15th day of each month thereafter through August 15, 2003. The entire amount of principal and accrued interest is due August 31, 2003. The bank also agreed to eliminate certain financial covenants and to ease others. We are not in breach of the financial covenants in the quarter ended December 31, 2002. As of the date of this report, principal and interest payments due as of December 31, 2002 were paid.

On January 2, 2003, we issued a warrant to an affiliate of the bank to purchase up to 1.5 million shares of our common stock for $0.01 per share. The warrant is exercisable for shares equal to 1% of our outstanding common stock on January 2, 2003, and will become exercisable for shares equal to an additional 0.5% of the outstanding common stock on the first day each month thereafter, until it is exercisable for the full 4.99% of the outstanding common stock. The warrant will not become exercisable to the extent that we have discharged in full its bank indebtedness prior to a vesting date. As of the date of this report, 463,000 shares of the warrant are exercisable. As all of the shares become exercisable, it would result in a finance charge of $909,000, of which $273,000 has been incurred through February 2003.

NATIONAL AUSTRALIA BANK LIMITED

Due to the declining performance of our Australian subsidiary, we decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was however subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to the entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, we may be called upon to pay the deficiency under our guarantee to the bank. At December 31, 2002, we have accrued $187,000 as the maximum amount of our potential exposure. The receiver has also claimed that we are obligated to it for inter-company balances of $636,000, but we do not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by us to the Australian subsidiary offsetting the amount claimed to be due.

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

In July 2002, we agreed to amend the terms of the notes and warrants issued to the investors related to ICM. The investors agreed to replace the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. We are required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. In December 2002, the investors agreed to extend the accrued interest payments to September 30, 2003. The investors agreed to reduce accrued interest and late charges on the original notes by $16,000 and accept payment of the reduced amount with 527,286 shares of our common stock valued at $0.41 per share, which was the average closing price of our shares on the American Stock Exchange for the 10 trading days prior to July 19, 2002. The new notes are convertible at the option of the holders into shares of our common stock valued at $0.60 per share. We do not have a right to prepay the notes. As of the date of this report, the balance of these convertible notes is $1.3 million.

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

We also agreed to file a registration statement for the resale of all shares held by or obtainable by these investors. In the event such registration statement is not declared effective by the SEC by March 17, 2003, we will be obligated to issue five-year penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For the first 30 day period after March 17, 2003 after such date in which the registration statement is not effective, the Company will be obligated to issued additional penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For each 30 day period after the first 30 day period from March 17, 2003 after such date in which the registration statement is not effective, the Company will be obligated to issue additional penalty warrants for the purchase of 2.5% of the total number of registrable securities at an exercise price of $0.60 per share. As of the date of this report, the registration statement was not filed.

FINANCING
TOYS "R" US, INC.

In May 2002, Toys "R" Us, Inc. ("Toys"), our major customer, agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 common shares. The note is non-interest bearing, and the face amount is either convertible into shares of our stock valued at $0.553 per share or payable in cash at our option, at the end of the term. The note is due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the development agreement between us and Toys entered into at the same time. We do not have the right to prepay the convertible note before the due date. The face amount of the note is 16% of the $1.3 million purchase price as of May 29, 2002, and increases by 4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount is the full $1.3 million purchase price. The face amount will cease to increase if Toys terminates its development agreement with us for a reason other than our breach. The face amount will be zero if we terminate the development agreement due to an uncured breach by Toys of the development agreement. As of January 31, 2003, we had received proceeds of $1.3 million from this note.

The warrant entitles Toys to purchase up to 2,500,000 of our common shares at $0.553 per share. The warrant is initially vested as to 400,000 shares as of May 29, 2002, and vests at the rate of 100,000 shares per month until February 28, 2004. The warrant will cease to vest if Toys terminates its development agreement with us for a reason other than our breach. The warrant will become entirely non-exercisable if we terminate the development agreement due to an uncured breach by Toys of the development agreement. Toys may elect a "cashless exercise" where a portion of the warrant is surrendered to pay the exercise price. As of January 31, 2003, 1.2 million shares of the warrant are exercisable.

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

In November 2002, the Board decided that this note will be converted solely for equity and will not be repaid in cash. The note has therefore been classified as equity.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations, including purchase commitments at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                         For the fiscal years ending March 31,
                                                         -------------------------------------
Contractual Cash Obligations                        2003           2004          2005           2006        Thereafter
----------------------------                        ----           ----          ----           ----        ----------
                                                                            (in thousands)
Operating leases                                 $    293       $    864       $    816       $    192       $      7
Capital leases                                   $     73       $     18
Term loans                                       $    631       $  7,076
Convertible notes due stockholders               $     --       $  1,370
Payables and accrued expenses aged over 90
days                                             $  2,868
                                                 ---------      ---------      ---------      ---------      ---------

     Total contractual cash obligations          $  3,865       $  9,328       $    816       $    192       $      7
                                                 =========      =========      =========      =========      ==========


                                                         For the fiscal years ending March 31,
                                                         -------------------------------------
Other Commercial Commitments                        2003           2004          2005           2006        Thereafter
----------------------------                        ----           ----          ----           ----        ----------
                                                                           (in thousands)
Guarantees                                       $    187
                                                 ---------
       Total commercial commitments              $    187
                                                 =========

CASH POSITION AND NEED FOR CAPITAL

As a result of our indebtedness and net losses for the past three years, we have experienced strains on our cash resources. In order to manage our cash resources, we reduced expenses and discontinued our Australian operations. We have also extended payment terms with many of our trade creditors wherever possible, and we have focused our collection efforts on our accounts receivable. We had a negative working capital of $11.1 million and $5.3 million at December 31, 2002 and March 31, 2002, respectively.

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

BUSINESS RISKS

Investors should carefully consider the following risk factors and all other information contained in our Form 10-K (as amended) for the year ended March 31, 2002 and Form 10-Q for the quarter ended December 31, 2002. Investing in our common stock involves a high degree of risk. In addition to those described below, risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and our investors may lose all or part of their investment. See the note regarding forward-looking statements included at the beginning of Item II - Management's Discussion And Analysis of Financial Condition and Results of Operations in this Form 10-Q.

WE HAVE INCURRED LOSSES FOR THE LAST THREE FISCAL YEARS AND IN THE CURRENT PERIOD. WE MAY NOT ACHIEVE PROFITABILITY IN FUTURE PERIODS.

We incurred losses of $3.9 million in the first nine months ended December 31, 2002 and $14.7 million, $28.9 million and $4.1 million in the fiscal years ended March 31, 2002, 2001 and 2000, respectively. The losses in the past two years have generally been due to difficulties completing sales for new application software licenses, the resulting change in sales mix toward lower margin services, and debt service expenses. We will need to generate additional revenue to achieve profitability in future periods. Failure to achieve profitability, or maintain profitability if achieved, may have a material adverse effect on our business and stock price.

WE HAVE NEGATIVE WORKING CAPITAL, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

At December 31, 2002 and March 31, 2002, we had negative working capital of $11.1 million and $5.3 million, respectively. We have had difficulty meeting operating expenses. We have at times deferred payroll for our executive officers, and borrowed from related parties to meet payroll obligations. We have extended payment terms with our trade creditors wherever possible.

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

Our net sales decreased by 21% in the first nine months ended December 31, 2002 compared to the first nine months ended December 31, 2001. We experienced a substantial decrease in application license software sales in the past two years. We must improve new application license sales to become profitable. We have taken steps to refocus our sales strategy on core historic competencies, but our typically long sales cycles make it difficult to evaluate whether and when sales will improve. We cannot be sure that the decline in sales has not been due to factors, which might continue to negatively affect sales.

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

OUR DEBT COULD ADVERSELY AFFECT US.

As of January 31, 2003, our debt is as follows:

     o A $7.3 million term loan from Union Bank due August 31, 2003. The term loan is secured by substantially all of our assets and 10,700,000 shares of our treasury stock.
     o $1.3 million in convertible notes to entities related to ICM Asset Management due September 30, 2003.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

Our cash from operations has not been sufficient to meet our operational needs, and we have relied on capital from related parties. A company affiliated with Donald S. Radcliffe, one of our directors, made short-term loans to us in fiscal 2002 and in the first six months of fiscal 2003 to meet payroll when cash on hand was not sufficient. Softline Limited ("Softline") loaned us $10 million to make a required principal payment on our Union Bank term loan in July 2000. A subsidiary of Softline loaned us an additional $600,000 in November 2000 to meet working capital needs. This loan was repaid in February 2001, in part with $400,000 we borrowed from Barry M. Schechter, our Chairman and CEO. We borrowed an additional $164,000 from Mr. Schechter in March 2001 for operational needs related to our Australian subsidiary.

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

WE HAVE A SINGLE CUSTOMER REPRESENTING A SIGNIFICANT AMOUNT OF OUR BUSINESS.

Toys "R" Us, Inc. ("Toys") accounted for 31% and 47% of our net sales for the nine months ended December 31, 2002 and 2001, respectively. While we have a development agreement with this customer, Toys has the right to terminate the agreement without cause with limited advance notice. A reduction, delay or cancellation of orders from Toys would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspects of our intellectual property. Our intellectual property includes our trademarks, trade secrets, copyrights and other proprietary information. Our efforts to protect our intellectual property may not be successful. Effective copyright and trade secret protection may be unavailable or limited in some foreign countries. We hold no patents. Consequently, others may develop, market and sell applications substantially equivalent to ours or utilize technologies similar to those used by us, so long as they do not directly copy our applications or otherwise infringe upon our intellectual property rights.

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

WE MAY RECEIVE CLAIMS THAT OUR APPLICATIONS MAY INFRINGE ON THE PROPRIETARY RIGHTS OF THIRD PARTIES, WHICH MAY EXPOSE US TO LITIGATION.

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

SHARES ISSUED UPON THE EXERCISE OF OPTIONS AND WARRANTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future be below the market price of our stock. If exercised in the money, these options and warrants will cause immediate and possibly substantial dilution to our stockholders. We currently have all of the outstanding options and warrants for 3,104,569 shares at prices above the recent market price of $1.08 per share, and if the current market price increases, these options and warrants could have a dilutive effect on stockholders if exercised. Our existing stock option plan currently has approximately 1,766,465 shares available for issuance. Future options issued under the plan may have further dilutive effects.

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

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates to our revolving credit borrowings and variable rate term loans, which totaled $7.3 million at January 31, 2003. Based on this balance, a change in one percent in the interest rate would cause a change in interest expense of approximately $73,000 or $0.01 per basic and diluted share, on an annual basis.

These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from the bank's prime interest rate. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 12% and 18% of our total net sales were denominated in currencies other than the U.S. dollar for the nine months ended December 31, 2002 and 2001, respectively.

EQUITY PRICE RISK

We have no direct equity investments.

ITEM 4 - CONTROLS AND PROCEDURES

VALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer believes the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are effective. This conclusion was reached after an evaluation of these controls and procedures as of December 31, 2002.

CHANGES IN INTERNAL CONTROLS

We are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after December 31, 2002.


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

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2002, we issued:

     o an aggregate of 595,200 shares of common stock to Softline Limited, our majority stockholder, as payments for $390,000 past due loan refinancing fees and payables.

     o 1,010,000 shares of common stock to a stockholder as repayment of a loan with the outstanding balance of $388,000. This loan was acquired in connection with the acquisition of Island Pacific.

     o 100,000 shares of common stock to an employee as bonus payment of $25,000 earned in the current fiscal year.

     o 60,000 shares of common stock to our attorney as payment for $30,000 legal services provided in prior periods.

     o 50,000 shares of common stock as payment for $8,000 consulting fee incurred in current quarter.

The foregoing securities were offered and sold without registration pursuant to
Section 4(2) of the Securities Act of 1933 to sophisticated investors who had access to all information which would be pertinent to their investment decisions.


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

10.3 Fourth Amendment to Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of November 15, 2002.

10.4     Warrant in favor of UNIONBANCAL EQUITIES, Inc. dated January 2, 2003.

10.5 Amendment Agreement to between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated July 15, 2002, incorporated by reference to exhibit
         10.11 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.6 First Amendment to Amendment Agreement between the Company, Koyah Leverag Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated December 5, 2002.

10.7 Summary of loan transactions between the Company and World Wide Business Centres, incorporated by reference to exhibit 10.12 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.8 Purchase Agreement between the Company and Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.14 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.9 Convertible Note in favor of Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.15 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.10 Warrant in favor of Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.16 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.11 Development Agreement between the Company and Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.17 to the Company's Form 10-K for the fiscal year ended March 31, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

99.1 Written Statement of Principal Executive Officer and Principal Financial Officer.


(b) REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SVI Holdings, Inc.
                                                Registrant

                                                /S/ Barry M. Schechter
                                                ---------------------------
Date: February 14, 2003                         Barry M. Schechter
                                                Chairman of the Board,
                                                Chief Executive Officer and
                                                Principal Financial Officer

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


Date:  February 14, 2003

                                                  /s/ Barry M. Schechter
                                                  ---------------------------
                                                  Barry M. Schechter
                                                  Chairman of the Board,
                                                  Chief Executive Officer and
                                                  Principal Financial Officer