Form 10-K
period 2003-03-31
SVI SOLUTIONS INC
filed 2003-06-26
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED MARCH 31, 2003
                                                  --------------

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

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates as of September 30, 2002 was approximately $18.1 million, based on the closing sale price on the American Stock Exchange on September 30, 2002. Excludes shares of common stock held by directors, officers and each person who holds 10% or more of the registrant's common stock.

The number of shares outstanding of the registrant's Common Stock was 31,560,016 on May 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENTS                               FORM 10-K REFERENCE
-------------------------------------------    ---------------------------------
Portions of the Proxy Statement for the        Items 10,11,12 and 13 of Part III
registrant's 2003 Annual Meeting of
Stockholders are incorporated by reference into Part III of this Form 10-K

================================================================================

                                              TABLE OF CONTENTS
PART I
         Item 1.           Description of Business                                                           2
         Item 2.           Description of Property                                                          12
         Item 3.           Legal Proceedings                                                                12
         Item 4.           Submission of Matters to a Vote of Security Holders                              13

PART II
         Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters            13
         Item 6.           Selected Financial Data                                                          15
         Item 7.           Management's Discussion and Analysis of Financial Condition and Results          16
                             of Operations
                           Business Risks                                                                   34
         Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                       44
         Item 8.           Financial Statements and Supplementary Data                                      44
         Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                             Disclosures                                                                    44

PART III
         Item 10.          Directors and Executive Officers of the Registrant                               44
         Item 11.          Executive Compensation                                                           45
         Item 12.          Security Ownership of Certain Beneficial Owners and Management                   45
         Item 13.          Certain Relationship and Related Transactions                                    45
         Item 14.          Controls and Procedures                                                          45

PART IV
         Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                  45
                           Signatures                                                                       49
                           Certifications                                                                   50

                                                     1

INTRODUCTORY NOTE

     THE ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND THE COMPANY INTENDS THAT CERTAIN MATTER DISCUSSED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBOR FROM LIABILITY ESTABLISHED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED BY THE CONTEXT OF THE STATEMENT WHICH MAY INCLUDE WORDS SUCH AS THE COMPANY ("SVI", "WE" OR "US") "BELIEVES", "ANTICIPATES", "EXPECTS", "FORECASTS", "ESTIMATES" OR OTHER WORDS SIMILAR MEANING AND CONTEXT. SIMILARLY, STATEMENTS THAT DESCRIBE FUTURE PLANS, OBJECTIVES, OUTLOOKS, TARGETS, MODELS, OR GOALS ARE ALSO DEEMED FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORECASTED OR ANTICIPATED AS OF THE DATE OF THIS REPORT. CERTAIN OF SUCH RISKS AND UNCERTAINTIES ARE DESCRIBED IN CLOSE PROXIMITY TO SUCH STATEMENTS AND ELSEWHERE IN THIS REPORT, INCLUDING ITEM 7, "MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." STAKEHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS OR CONSTRUE SUCH STATEMENTS TO BE A REPRESENTATION BY US THAT OUR OBJECTIVES OR PLANS WILL BE ACHIEVED. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE ONLY AS OF THE DATE OF THIS REPORT, AND WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     SVI Solutions, Inc. is a leading provider of software solutions and services to the retail industry. We provide high value innovative solutions that help retailers understand, create, manage and fulfill consumer demand. Up until April 1, 2003, we also developed and distributed PC courseware and skills assessment products for both desktop and retail applications.

     Our solutions and services have been developed specifically to meet the needs of the retail industry. Our solutions help retailers improve the efficiency and effectiveness of their operations and build stronger, longer lasting relationships with their customers.

     We market our software solutions through direct and indirect sales channels primarily to retailers who sell to their customers through traditional retail stores, catalogs and/or Internet-enabled storefronts. To date, we have licensed our solutions to more than 200 retailers across a variety of retail sectors.

SVI SOLUTIONS

     Historically, retailers have relied upon custom-built systems, often self-developed, to manage business processes and business information with both trading partners and customers. These legacy systems are typically built on 1960's business models and 1970s technology. They are not Internet-enabled, and do not permit collaboration among a retailer's customers, partners, suppliers and other members of the supply/demand chain. Moreover, they reflect the thinking of a seller's market.

     Over the past few years, retailers have begun to purchase packaged solutions designed specifically for the retail industry. Most of these systems are very expensive to license, and very expensive, time-consuming and painful to implement. They have been primarily positioned to the largest companies, who have enormous amounts of managerial, technical and financial resources at their disposal- organizations for which distraction and mistakes are affordable.

     These solutions ignore the needs of the small to medium sized retailers, who have many of the same needs and face many of the same challenges as do the larger retailers, but lack the excess managerial, financial and technological capacity of the larger retailers.

     Our solutions serve the small to medium sized market.

     All retailers today face the challenge of operating in a very competitive environment, an environment that can be best described as over-stored and over-homogenized, an environment in which power has shifted from the seller to the buyer.

     As retailers expand their businesses to include the Internet, catalog, kiosk and other distribution channels, the complexity of managing inventory and meeting customer demands places tremendous pressure on their business processes and their technology infrastructure.

     To meet an ever more mobile and demanding consumer's expectations, retailers need to deliver on the customer's terms. This means having the right product, at the right time and in the right place across multi-channel touch points. To do this, retailers need valuable consumer insights, intelligence on external factors that shape consumer response such as how the weather, the economy and changing consumer attitudes will affect future buying patterns. This intelligence, augmented by powerful communications, comprehensive loss prevention, strong forecasting, planning, assortment planning, allocation, event planning, replenishment and merchandising functions are critical to profitably achieve this goal. These represent the content of our offering.

     Small to medium sized retailers need a cost-effective, easily installed, affordable, comprehensive, integrated software infrastructure that spans supplier to consumer and gives the retailer visibility, flexibility and control of all business processes to meet all competitive challenges.

     We believe a market opportunity exists to provide these retailers with a software solution that is designed specifically for their needs. This solution should be easy-to-use, leverage a retailer's existing investments in information technology and be sufficiently flexible to meet the specific needs of a broad range of retail sectors, such as fashion, hard-lines, mass merchandise or food and drug.

     We have developed and deployed software solutions that enable retailers to manage the entire scope of their operations. These operations include point-of-sale, customer relationship management, vendor relationship management, merchandising, demand chain management, planning, and forecasting.

     Key areas, which differentiate our software solutions, include:

          o VALUE - Our integrated and modular architecture helps retailers meet return on investment (ROI) objectives by allowing them to implement the most critical and valuable applications first. This modular architecture decreases migration path risk for the replacement of legacy systems and increases the probability of an on-time, on-budget implementation project.

          o PROVEN - We are a leading provider of retail infrastructure software and services. We understand the complex needs of retailers and have designed our solutions specifically for the retail industry. We provide certain software products and services infrastructure for retailers with combined revenues of over $200 billion annually.

          o SCALABLE - Our solutions are engineered to provide scalability to efficiently handle large volumes of transactions and users. Our solutions work in environments that span from one to five thousand stores.

          o INNOVATIVE - Our partnerships and our solutions include some of the most advanced technologies available to retailers.

RECENT DEVELOPMENTS

     In January 2003, we appointed Harvey Braun, a well-known and highly-respected retail industry veteran, to the position of Chief Executive Officer of Island Pacific, one of our business units. In April 2003, our Board of Directors appointed Mr. Braun to the position of Chief Executive Officer and director of SVI. Barry Schechter remains as Chairman of the Board.

     In October 2002, we appointed Steven Beck, a retail industry expert, to the position of President of Island Pacific. In April 2003, our Board of Directors appointed Mr. Beck to the position of President and Chief Operating Officer and director of SVI. We anticipate Mr. Braun and Mr. Beck will lead us through the next evolution of product and service offerings to meet the everchanging needs of retailers worldwide. Mr. Beck's vision for SVI is to become the dominant provider of "Thoughtware" to the retail industry. Mr. Beck's goals are to develop high value products and services to the retail industry; using breakthrough technologies and processes, and to provide these products and their associated services in partnership with major consulting organizations and other best of breed solution providers. These products and services will be offered to small and mid-size retailers. Our goal is to expand alternatives to retailers, matching innovative solutions to emerging industry complexities so retailers will realize ongoing successes. We will make available to retailers at what we believe to be affordable prices a "dashboard" of decision makers, and experienced minds in the industry, yielding a range of velocity management alternatives for review and actions that span merchandising and marketing activities from conception to consumption.

     We are strengthening our product offerings through strategic relationships with Planalytics, KMG Solutions, VisionCompass Inc., Raymark, Inc., Wazagua LLC, ANT USA, Inc. and IT Resources Inc.

     Under a partnership agreement with Planalytics Inc. ("Planalytics"), Island Pacific will market Impact LR, an internet-based application that measures the specific effects of future weather on consumer demand by product, location and time. Using Impact LR, our customers can plan the timing of in-season markdowns, as well as the season-to-season flow of merchandise into their stores with maximum effectiveness.

     Under a marketing license agreement with KMG Solutions ("KMG"), Island Pacific will integrate, market and support Traxion(TM) process management solutions. Traxion's business process management solution consists of three modules. Traxion ProcessEngine(TM) is the real-time process management platform that retailers use to actively manage and support their organizations' unique business processes. Traxion ProcessModeler(TM), includes simulation functions such as same-time comparison of process variations and the use of actual cost data to produce process-based financial estimates. Traxion OrganizationModeler(TM) simplifies the creation of sophisticated models including inter-company workgroups, payroll information, and roles.

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

     Under a agreement with Wazagua LLC ("Wazagua"), Island Pacific will exclusively offer to retailers worldwide Wazagua's products and services including web-based Loss Prevention Case Management Package, ASP Data Hosting and POS Exception Reporting. WAZAGUA(TM) ASP Hosted Suite of Modules automates data management for the Loss Prevention, Operations, Human Resources, Safety & Risk Management community. These ASP-hosted productivity tools enable retailers to capture the power of the internet. Retailers can create efficiencies, manage and share information, make better use of their staff, eliminate redundant data entry - and work from virtually any point in the world.

     Under terms of a reseller agreement, Island Pacific will market, sell, install, interface to, and support ANT USA Inc.'s ("ANT") products including Buyer's Toolbox(tm), a leading suite of merchandise and assortment planning software that has been successfully implemented by over 140 retailers worldwide. The software will extend Island Pacific's assortment and planning capabilities by providing a solid planning methodology accessed through an easy-to-use interface, in a cost-effective offering.

     A marketing license agreement with IT Resources Inc. enables Island Pacific to market, sell, install, support and integrate IT Resources' Buyer's WorkMate(r) Suite, an innovative decision support software platform developed for merchandising organizations. The software will bring mobility and other timesaving benefits to the buying process.

     Under a marketing alliance agreement with BIGresearch, Island Pacific will provide retailers, suppliers and third party companies with an end-to-end information solution to forecast consumer demand, better utilize assets, merchandise, and develop strategy and market position.

     As of April 1, 2002, we have refocused the company into three strategic business units each lead by experienced managers. The units are Island Pacific, SVI Store Solutions, and SVI Training Products, Inc. Effective April 1, 2003, we agreed to sell our shares of SVI Training Products, Inc., our wholly-owned subsidiary, to Arthur Klitofsky. Mr. Klitofsky resigned from the Board in March 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Discontinued Operations" below.

     We issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to ICM Asset Management, Inc. of Spokane, Washington, a significant beneficial owner of our common stock in fiscal 2001. In July 2002, we amended the convertible notes to extend the maturity date to September 30, 2003 and we replaced the warrants issued to these investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity and Capital Resources -- Indebtedness -- ICM Asset Management, Inc." below.

     In July 2002, we negotiated an extension of our senior bank lending facility to August 31, 2003, and then we subsequently satisfied this debt under the Discounted Loan Payoff Agreement dated March 31, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity and Capital Resources -- Indebtedness -- Union Bank" below.

     In May 2002, we completed an integrated series of transactions with Softline Limited ("Softline") to repay our subordinated note to Softline, to transfer to Softline our note received in connection with the sale of IBIS Systems Limited, and to issue to Softline new preferred securities. Softline also returned to us 10,700,000 shares of our common stock. Steven Cohen, Softline's Chief Operating Officer, and Gerald Rubenstein, a director of Softline, resigned from our board of directors in May 2002. Ivan Epstein, Softline's Chief Executive Officer, continues to serve on our board, and in June 2002, Robert P. Wilkie, Softline's Chief Financial Officer, was appointed to our board of directors. For a further discussion of the terms of transactions with Softline during the 2002 fiscal year, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" under the heading "Financing Transactions -- Softline."

     In May 2002, we entered into a new two-year software development and services agreement with our largest customer, Toys "R' Us, Inc. ("Toys"). Toys also agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase up to 2,500,000 common shares. For a further details, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity and Capital Resources - Indebtedness -- Toys "R" Us' below.

     In March 2003, we issued a total of $3.5 million in 9% convertible debentures to Midsummer Investment, Ltd., Omicron Master Trust and Islandia, L.P. Along with these debentures, warrants to purchase an aggregate of 1,572,858 shares of common stock were issued to these investors. See "Financing Transactions - Midsummer/Omicron/Islandia" below.

     In April 2003, we issued $400,000 in 9% convertible debentures to MBSJ Investors, LLC. Along with these debentures, warrants to purchase 156,311 shares of common stock were issued to this investor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Financing Transactions - MBSJ".

         In March 2003, the Board adopted a resolution to change our name to "Island Pacific, Inc.", subject to approval by our shareholders.

         In May 2003, we issued $300,000 in 9% convertible debentures to Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc. Along with these debentures, warrants to purchase 101,112 shares of common stock were issued to these investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Financing Transactions - Crestview".

STRATEGY

     Our mission is to provide the small to medium sized retailer all the intelligence, tools and infrastructure necessary to success in a highly competitive environment.

     Our mission is to make this information and these tools and infrastructure useable, affordable and reliable for end-use in highly volatile environments.

     Our mission is to make our products and services easy to acquire, easy to install and easy to live with.

     Our mission is to create value for retailers by providing valuable intelligence and innovative technology solutions that help to understand, create, manage, and fulfill consumer demand.

     Our strategies are as follows:

          o INCREASE OUR MARKET SHARE. We believe we can continue to build and expand our position of leadership within the retail packaged software applications market as the retail industry increasingly turns to packaged software applications as an alternative to expensive in-house and custom developed applications.

          o PROVIDE HIGH LEVELS OF CUSTOMER SATISFACTION. The retail industry is strongly influenced by formal and informal references. We believe we have the opportunity to expand market share by providing high levels of customer satisfaction with our current customers, thereby fostering strong customer references to support sales activities.

          o DELIVER VALUE TO OUR CUSTOMERS. We believe that maximizing our customers' return on investment will help us compete in our market space and increase our market share.

          o BECAME THE PREFERRED APPLICATION AND TECHNOLOGY ARCHITECTURE FOR THE SMALL TO MEDIUM SIZED RETAILERS GLOBALLY. By leveraging our 25 years of success, we believe we are uniquely positioned to become the preferred application and technology architecture provider for retail software and associated services to this market.

PRODUCTS

     We partner, develop and sell business intelligence and software solutions that support virtually all of the operational activities of a typical retailer. Our business intelligence is critical to sound strategy and execution. Our software solutions create value by applying innovative technology that help our customers efficiently and effectively understand, create, manage and fulfill consumer demand. Our products can be deployed individually to meet specific business needs, or as part of a fully integrated, end-to-end solution.

     Our solution set consists of the following components:

                      [IP INTEGRATOR GRAPHIC APPEARS HERE]

     THE ISLAND PACIFIC RETAIL MANAGEMENT suite of applications builds on our long history in retail software design and development and provides our customers with an extremely reliable, widely deployed, comprehensive and fully integrated retail management solution. Our complete enterprise-level offering of applications and services is designed to assist our customers in maximizing their business potential.

     Our offerings are a combination of collaborations with partner companies and solutions developed internally by us. They are all completely integrated. Our offerings include:

          o IP GLADIATOR: is a collaborative solution with Wazagua that orchestrates a myriad of processes across retail enterprise to deliver effective loss prevention. To do so, IP Gladiator enables an integrated asset protection workflow spanning exception management, investigation management, case management and civil collection. The salient features of this solution include: (a) availability in ASP or in-house modes, (b) advanced data mining to recognize loss patterns, and (c) POS platform independence.

          o IP GLOBAL NETWORK: is an offering that cost-effectively enables retailer collaboration with vendors, including product design collaboration, and facilitates improved communication with stores. This will feature services such as teleconferencing, voice-over-IP, and instant messaging to deliver the collaboration capabilities.

          o IP INTEGRATOR: is a common integration platform that seamlessly unifies all IP applications with partner applications as well as enables integrations to 3rd party and legacy applications of a retailer. It leverages an industry proven technology to deliver speed, reliability, maintainability and shorter implementation cycles in addressing integration needs. This solution is jointly developed with Bostech.

          o IP BUYER'S WORKMATE: features a suite of integrated modules that enable, automate and enforce best practices leading to sound merchandise purchase and allocation decisions, in compliance with the approved budgets. This suite, along with the range of capabilities provided through IP Consumer Research, IP Weather Impacts, IP Profiling and the IP Core Merchandising suite, enables the retailer to plan and execute consumer-sensitive merchandising, placement, pricing and promotion decisions. The suite consists of:

               o IP DECISION SUPPORT: features an analytical processing tool designed to provide retailers with relevant, timely and detailed business information.

               o IP ASSORTMENT PLANNING: enables retailer to arrive at a well-researched and sound buying decisions - yielding merchandise assortments that meet local consumer demand, minimize inventory investment, accelerate sales, lessen inter-store transfers and reduce markdowns.

               o IP ALLOCATION: enables allocation of purchase order receipts, advanced shipping notices and warehouse back-stock in a manner sensitive to the assortment plan, merchandise performance, and store stocking levels.

          o IP WEATHER IMPACTS: is a collaborative offering with Planalytics to enable retailers to understand and address the impact that weather has had and will have on their businesses, helping them to avoid surprises and improve bottom line profitability.

          o IP BUSINESS PROCESS OPTIMIZATION: is a collaborative retail process management solution offered in partnership with KMG that enables the retailers to improve productivity and reduce inefficiencies through better control and management of business processes. The applications of interest to retailers can range from operational activities such as new store construction and opening, global sourcing, distribution center optimization and promotions management to fiduciary responsibilities and processes such tracking and control of financial reporting.

          o IP CONSUMER RESEARCH: is a collaborative offering with BIGresearch to leverage syndicated consumer intelligence from over 8,000 shoppers each month to provide retailers a projected look at consumers demand. The deep and proven consumer research insights can enable retailers to anticipate consumer demand, correct market focus, develop strategy and market positioning, to understand simultaneous media usage and exposure to determine what they are actually receiving from their media expenditures.

          o IP PROFILING: is a collaborative offering to develop Sales Profiles by recognizing common selling patterns from voluminous sales history. It features an advanced statistical pattern coupled with an interactive graphical approach to the creation, maintenance and monitoring of seasonal profiles.

          o IP FORECASTING AND REPLENISHMENT: is a collaborative offering of a full feature forecasting and replenishment solution to address the needs of retailers seeking a higher end solution in this area.

          o IP OMNICARD: provides a loyalty card application, with advanced features such as secure authentication, data storage, and radio frequency identification, to retailers that enables them to provide consumers with reason to carry a retailer loyalty card.

          o IP STORE PEOPLE PRODUCTIVITY: application helps retailer analyze store, people and item and transaction level sales productivity.

     At the foundation of our application suite are the integrated modules that comprise our core-merchandising solution. They are:

          o    MERCHANDISING MANAGEMENT

               o The Island Pacific Merchandising module is a comprehensive solution for management of core retail processes, which optimizes workflow and provides the highest level of data integrity.

               o This module supports all operational areas of the supply chain: Planning, Open-To-Buy, Purchase Order Management, Forecasting, Warehouse and Store Receiving, Distribution, Transfers, Price Management, Performance Analysis, and Physical Inventory.

          o    THE EYE (TM) ANALYSIS AND PLANNING

               o The Eye(TM), Island Pacific's datamart is a comprehensive analysis and planning tool that provides answers to retailer's merchandising questions. The specific "who, what, where, when and why" are defined in a multi-dimensional format. The Eye is completely integrated to IP Core Merchandising.

               o This application enables the retailer to develop completely user-defined inquiries and reports. The capacity of The Eye to store, manipulate, and present information is limited only by the retailer's imagination.

          o    REPLENISHMENT AND FORECASTING

               o The Island Pacific Replenishment module is a tool that ensures the retailer will have the right merchandise in the right stores at the right time by dynamically forecasting accurate merchandise need, reducing lost sales, increasing stock turn, and reducing cost of sales.

          o    PROMOTIONS AND EVENTS

               o The Island Pacific Event and Promotion Management tool enables the retailer to manage, plan and track all promotional and event related activities including price management, in-store display, deal, and media related promotions. The promotions addressed through this module can include non-price promotions as well. The analysis includes actual to plan comparisons prior to, during and after the event.

          o    WAREHOUSE

               o The Island Pacific Warehouse module provides enhanced control and visibility of product movement through the warehouse. Item, quantity and bin integrity is ensured through directed put away, task confirmation, RF procedures, automated cycle counts and carton control.

          o    TICKETING

               o The Island Pacific Ticketing module supports both merchandise and warehouse location identification utilizing multiple printers and bar codes. User-configured tickets may include desired product characteristics, including but not limited to retail price, compare at pricing, item, style, color and size information.

          o    FINANCIALS

               o The Island Pacific Financials module incorporates a General Ledger that is synchronized with the Merchandising Stock Ledger.

               o This module also includes a robust Accounts Payable application, which supports 3-way automated matching of invoices, receipts, and purchase orders that streamline workflow to optimize operations.

          o    SALES AUDIT

               o This module is an integrated conduit between Point-of-Sale applications and the Island Pacific Host System, which manages the upload- and download- processes. The Upload process manages all transactional information that occurs at the store such as Sales, Customer Returns, Physical Inventory, Transfers, Acknowledgements, Purchase Order Drop Ship Receipts, Layaway, and Special Order. The Download process manages all Store pricing including Price Look Up, Promotional pricing, Deal pricing, Event pricing, Price Changes, Markdowns, On Order to Stores, In-transit, Current Inventory, Company definitions (Hierarchy, Constants, Vendors, Stores)

               o This application is flexible relative to POS requirements, while featuring full integration to IP POS product, OnePointe.

     The ISLAND PACIFIC STORE SOLUTION suite of applications builds on our long history of providing multi-platform, client server in-store solutions. We market this set of applications under the name "OnePointe," and "OnePointe International" which is a full business to consumer software infrastructure encompassing a range of integrated store solutions. "OnePointe" is a complete application providing all point-of-sale ("POS") and in-store processor (server) functions for traditional "brick and mortar" retail operations.

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

     We market our applications and services through an experienced professional direct sales force in the United States and in the United Kingdom. We believe our knowledge of the complete needs of multi-channel retailers enables us to help our customers identify the optimal systems for their particular businesses. The customer relationships we develop build recurring support, maintenance and professional service revenues and position us to continuously recommend changes and upgrades to existing systems.

     Up until April 1, 2003, we also developed and distributed retail system training products and general computer courseware and computer skills testing products through our SVI Training Products, Inc. subsidiary. Effective April 1, 2003, we sold the SVI Training Products, Inc. subsidiary and discontinued this line of business.

     Our executive offices are located at 5607 Palmer Way, Carlsbad, California 92008, telephone number (877) 784-7978.

MARKETS AND CUSTOMERS

     Our software is installed in over 200 retailers worldwide. Our applications are used by the full spectrum of retailers including specialty goods sellers, mass merchants and department stores. Most of our U.S. customers are in the Tier 1 to Tier 3 retail market sectors.

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

     The largest of our competitors offering end-to-end retail solutions is JDA Software Group, Inc. Other suppliers offer one or more of the components of our solution. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry. For enterprise solutions, our competitors include Retek Inc., SAP AG, nsb Retail Systems PLC, Essentus, Inc., GERS, Inc., Marketmax, Inc., Micro Strategies Incorporated and NONSTOP Solutions. For SVI Store Solutions, our competitors include Datavantage, Inc., CRS Business Computers, nsb Retail Systems PLC, Triversity, ICL, NCR and IBM. Our Direct applications compete with Smith Gardner & Associates, Inc., and CommercialWare, Inc. Our professional services offerings compete with the professional service groups of our competitors, major consulting firms associated or formerly associated with the "Big 4" accounting firms, as well as locally based service providers in many of the territories in which we do business. Our strategic partners, including IBM, NCR and Fujitsu, represent potential competitors as well.

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

     We believe we currently compete favorably with respect to these factors. In particular, we believe that our competitive advantages include:

     o Proven, single version technology, reducing implementation costs and risks and providing continued forward migration for our customers.
     o Extensive retail application experience for all elements of the customer's business, including Professional Services, Development, Customer Support, Sales and Marketing/Technology Management.
     o    Ability to provide expert Professional Services.
     o    Large and loyal customer base.
     o    Hardware platform independent Store Solution (POS) application.
     o Breadth of our application technology suite including our multi-channel retailing capabilities. o Our corporate culture focusing on the customer.
                                        10

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

EMPLOYEES

     At May 31,2003, we had a total of 123 employees, 107 of which were based in the United States and 16 of which were based in the United Kingdom. Of the total, 13% were engaged in sales and marketing, 43% were engaged in application technology development projects, 27% were engaged in professional services, and 17% were in general and administrative. We believe our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our principal corporate headquarters consists of 13,003 square feet in a building located at 5607 Palmer Way, Carlsbad, California. The lease for this facility is currently being negotiated. The current monthly rent is $13,680. Our primary operational office is in Irvine, California, where we occupy 26,521 square feet in a building located at 19800 MacArthur Blvd. This facility is occupied under a lease that expires on June 30, 2005. The current monthly rent is $56,148 plus common area maintenance charges. We also occupy premises in the United Kingdom located at The Old Building, Mill House Lane, Wendens Ambo, Essex, England. The lease for this office building expires August 31, 2003. Annual rent is $44,425 (payable quarterly) plus common area maintenance charges and real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS

     In April of 2002, our former CEO, Thomas Dorosewicz, filed a demand with the California Labor Commissioner for $256,250 in severance benefits allegedly due under a disputed employment agreement, plus attorney's fees and costs. Mr. Dorosewicz's demand was later increased to $283,894. On June 18, 2002, we filed an action against Mr. Dorosewicz, Michelle Dorosewicz and an entity affiliated with him in San Diego Superior Court, Case No. GIC790833, alleging fraud and other causes of action relating to transactions Mr. Dorosewicz caused us to enter into with his affiliates and related parties without proper board approval. On July 31, 2002, Mr. Dorosewicz filed cross-complaints in that action alleging breach of statutory duty, breach of contract, fraud and other causes of action related to his employment with us and other transactions he entered into with us. These matters are still pending and the parties have agreed to resolve all claims in binding arbitrations, scheduled for September 2003.

     Due to the declining performance of our Australian subsidiary, we decided in the third quarter of fiscal 2002 to sell certain assets of our Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was, however, subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to an entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, we may be called upon to pay the deficiency under our guarantee to the bank. We have reserved $187,000 as our potential exposure. The receiver has also claimed that we are obligated to it for inter-company balances of $636,000, but we do not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by us to the Australian subsidiary offsetting the amount claimed to be due.

     On May 15, 2002, an employee who is currently out on disability/worker's compensation leave, Debora Hintz, filed a claim with the California Labor Commissioner seeking $41,000 in alleged unpaid commissions. In or about December of 2002, Ms. Hintz filed a discrimination claim against us with the Department of Fair Employment and Housing, alleging harassment and sexual orientation discrimination. We have responded appropriately to both the wage claim and the discrimination allegations, which we believe lack merit based on present information.

     On August 30, 2002, Cord Camera Centers, Inc., an Ohio corporation ("Cord Camera"), filed a lawsuit against one of our subsidiaries, SVI Retail, Inc. as the successor to Island Pacific Systems Corporation, in the United States District Court for the Southern District of Ohio, Eastern Division, Case No. C2 02 859. The lawsuit claims damages in excess of $1.5 million, plus punitive damages of $250,000, against SVI Retail for alleged fraud, negligent misrepresentation, breach of express warranties and breach of contract. These claims pertain to the following agreements between Cord Camera and Island
Pacific: (i) a License Agreement, dated December 1999, as amended, for the use of certain software products, (ii) a Services Agreement for consulting, training and product support for the software products and (iii) a POS Software Support Agreement for the maintenance and support services for a certain software product. At this time, we cannot predict the merits of this case because it is in its preliminary state and discovery has not yet commenced. However, SVI Retail intends to defend vigorously the action and possibly file one or more counter-claims. The U.S. District Court of Ohio has proper jurisdiction over us, and a trial is scheduled for May 2004.

     In mid-2002, we were the subject of an adverse judgment entered against us in favor of Randall's Family Golf Centers, ("Randall") in the approximate sum of $61,000. The judgment was entered as a default judgment, and is based on allegations that the Company received a preferential transfer of funds within 90 days of the filing by Randall of a chapter 11 case in the United States Bankruptcy Court for the Southern District of New York. We and Randall have agreed to settle this claim for $12,500, subject to the settlement receiving approval by the U.S. Bankruptcy Court.

     On December 16, 2002, Chapter 11 Debtors Natural Wonders, Inc. and World of Science, Inc. (collectively "Debtors") filed an adversary proceeding against our subsidiary SVI Retail, Inc. seeking to avoid and recover preferential transfers. The Debtors sought recovery of approximately $84,000, which it had previously paid to SVI Retail for goods and services rendered. On March 12, 2003, the Debtors and SVI Retail settled the adversary proceeding for $18,000.

     On November 22, 2002, UDC Homes, Inc and UDC Corporation now known as Shea Homes, Inc. served Sabica Ventures, Inc. ("Sabica") and Island Pacific, an operating division of SVI Solutions, Inc. ("Island Pacific") with a cross-complaint for indemnity on behalf of an entity identified in the summons as Pacific Cabinets. Sabica and Island Pacific filed a notice of motion and motion to quash service of summons on the grounds that neither Sabica nor Island Pacific has ever done business as Pacific Cabinets and has no other known relation to the construction project that is the subject of the cross-complaint and underlying complaint. A hearing on Sabica's and Island Pacific's motion to quash occurred on May 22, 2003 and was subsequently denied.

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

     YEAR ENDED MARCH 31, 2003                        HIGH              LOW
     First Quarter                                  $  0.66          $  0.30
     Second Quarter                                 $  1.30          $  0.21
     Third Quarter                                  $  1.25          $  0.40
     Fourth Quarter                                 $  1.17          $  0.55

     YEAR ENDED MARCH 31, 2002                        HIGH              LOW
     First Quarter                                  $  1.60          $  0.65
     Second Quarter                                 $  1.04          $  0.69
     Third Quarter                                  $  1.01          $  0.67
     Fourth Quarter                                 $  0.92          $  0.58

     We have never declared any dividends. Our agreement with Union Bank prohibited us from paying dividends while the term loan from Union Bank was outstanding. This loan was paid off on March 31, 2003. We are also required to pay dividends on our Series A Convertible Preferred Stock in preference and priority to dividends on our common stock. We currently intend to retain any future earnings to discharge indebtedness and finance the growth and development of the business. We, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends when we are permitted to do so will be at the discretion of the board of directors and will be dependent upon the future financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant.

     As of May 31, 2003 there were 31,560,016 shares of our common stock outstanding, which were held by approximately 142 stockholders of record.

     During the quarter ended March 31, 2003, we issued the following securities without registration under the Securities Act of 1933:

          o 1,000,000 shares of common stock to Union Bank of California pursuant to the Loan Discount Payout agreement, valued at $788,000.

          o 25,000 shares of common stock to a consultant for investor relation services, valued at $8,000.

     The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information, which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder, and an appropriate legend was placed on the shares.

     In addition, we received 367,000 shares, valued at $264,000, from a former consultant as a result of early termination of an investor relation service agreement. These shares were canceled and retired in the fourth quarter of 2003.

     Information concerning securities authorized for issuance under our equity compensation plans is included below under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of our last five fiscal years are derived from our consolidated financial statements. The consolidated financial statements as of March 31, 2003, 2002, and 2001 and the independent auditors' report thereon, are included elsewhere in this report.

                                                                          YEAR ENDED MARCH 31,
                                                        ---------------------------------------------------------
                                                           2003        2002       2001        2000         1999
                                                        ---------   ---------   ---------   ---------   ---------
                                                                 (in thousands except for per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                               $ 22,296    $ 26,715    $ 28,049    $ 25,027    $  3,648
Cost of sales                                              8,045      11,003      10,815       6,176       1,206
                                                        ---------   ---------   ---------   ---------   ---------
   Gross profit                                           14,251      15,712      17,234      18,851       2,442

Application development expenses                           4,643       4,203       5,333       4,877          --
Depreciation and amortization                              4,148       6,723       8,299       7,201       1,672
Selling, general and administrative expenses               8,072      12,036      16,985      13,769       3,181
Impairment of intangible assets                               --          --       6,519          --          --
Impairment of note receivable received in
   connection with the sale of IBIS Systems
   Limited                                                    --          --       7,647          --          --
                                                        ---------   ---------   ---------   ---------   ---------
      Total expenses                                      16,863      22,962      44,783      25,847       4,853
                                                        ---------   ---------   ---------   ---------   ---------
Loss from operations                                      (2,612)     (7,250)    (27,549)     (6,996)     (2,411)
Other income (expense):
   Interest income                                             1           7         620       1,069         516
   Other income (expense)                                     24         (56)         74        (202)        769
   Interest expense                                       (1,088)     (3,018)     (3,043)     (1,493)         (1)
                                                        ---------   ---------   ---------   ---------   ---------
         Total other income (expense)                     (1,063)     (3,067)     (2,349)       (626)      1,284
                                                        ---------   ---------   ---------   ---------   ---------
Loss before provision (benefit) for income taxes          (3,675)    (10,317)    (29,898)     (7,622)     (1,127)
   Provision (benefit) for income taxes                       11           2      (4,778)     (2,435)         30
                                                        ---------   ---------   ---------   ---------   ---------
Loss before extraordinary item and change
   in accounting principle                                (3,686)    (10,319)    (25,120)     (5,187)     (1,157)

   Extraordinary item- Gain on debt forgiveness            1,476          --          --          --          --
   Cumulative effect of changing accounting principle
      - Goodwill valuation under SFAS 142                   (627)         --          --          --          --
                                                        ---------   ---------   ---------   ---------   ---------
Loss from continuing operations                           (2,837)    (10,319)    (25,120)     (5,187)     (1,157)

Income (loss) from discontinued operations                   119      (4,339)     (3,825)      1,133       6,742
                                                        ---------   ---------   ---------   ---------   ---------

         Net income (loss)                              $ (2,718)   $(14,658)   $(28,945)   $ (4,054)   $  5,585
                                                        =========   =========   =========   =========   =========
Basic earnings (loss) per share:
   Loss before extraordinary item and
      change in accounting principle                    $  (0.12)   $  (0.29)   $  (0.72)   $  (0.15)   $  (0.04)
   Extraordinary item - gain on debt forgiveness            0.05          --          --          --          --
   Loss from change in accounting principle                (0.02)         --          --          --          --
                                                        ---------   ---------   ---------   ---------   ---------
   Loss from continuing operations                         (0.09)      (0.29)      (0.72)      (0.15)      (0.04)
   Income (loss) from discontinued operations                 --       (0.12)      (0.11)       0.13        0.24
                                                        ---------   ---------   ---------   ---------   ---------
         Net income (loss)                              $  (0.09)   $  (0.41)   $  (0.83)   $  (0.12)   $   0.20
                                                        =========   =========   =========   =========   =========
Diluted earnings (loss) per share:
   Loss before extraordinary item and
      change in accounting principle                    $  (0.12)   $  (0.29)   $  (0.72)   $  (0.15)   $  (0.03)
   Extraordinary item - gain on debt forgiveness            0.05          --          --          --          --
   Loss from change in accounting principle                (0.02)         --          --          --          --
                                                        ---------   ---------   ---------   ---------   ---------
   Loss from continuing operations                         (0.09)      (0.29)      (0.72)      (0.15)      (0.03)
   Income (loss) from discontinued operations                 --       (0.12)      (0.11)       0.03        0.20
                                                        ---------   ---------   ---------   ---------   ---------
         Net income (loss)                              $  (0.09)   $  (0.41)   $  (0.83)   $  (0.12)   $   0.17
                                                        =========   =========   =========   =========   =========
Weighted average common shares:
   Basic                                                  29,599      35,698      34,761      32,459      28,600
   Diluted                                                29,599      35,698      34,761      32,459      33,071

                                                       15

                                                                          YEAR ENDED MARCH 31,
                                                        ---------------------------------------------------------
                                                           2003        2002       2001        2000         1999
                                                        ---------   ---------   ---------   ---------   ---------
                                                                             (in thousands)
BALANCE SHEET DATA:
Working capital                                         $ (4,056)   $ (5,337)   $ (2,782)   $  2,628    $ 26,387
Total assets                                            $ 37,637    $ 40,005    $ 56,453    $ 94,083    $ 52,374
Long-term obligations                                   $  2,807    $  8,013    $ 18,554    $ 21,586    $  2,043
Stockholders' equity                                    $ 23,842    $ 21,952    $ 26,993    $ 53,497    $ 45,270

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading provider of software solutions and services to the retail industry. We provide high value innovative solutions that help retailers understand, create, manage and fulfill consumer demand. Our solutions and services have been developed specifically to meet the needs of the retail industry. Our solutions help retailers improve the efficiency and effectiveness of their operations and build stronger, longer lasting relationships with their customers. Up until April 1, 2003, we also developed and distributed PC courseware and skills assessment products for both desktop and retail applications.

     We developed our retail application software technology and services business through acquisitions. The largest and most important of these acquisitions were:

          o Applied Retail Solutions, Inc. (ARS) in July 1998 for aggregate consideration of $7.9 million in cash and stock paid to the former stockholders; and

          o Island Pacific Systems Corporation in April 1999 for $35 million cash.

     Island Pacific is one of the leading providers of retail management solution. ARS was one of the leading providers of store applications, and the technology we acquired and have subsequently enhanced now forms the core of our Store Solutions.

     We accounted for both the Island Pacific and ARS acquisitions using purchase accounting, which has resulted in the addition of significant goodwill and capitalized software assets on our balance sheet. We amortized capitalized software and goodwill from both of these acquisitions using ten-year lives through March 31, 2002. See "Significant Accounting Policies" below.

     Effective April 1, 2002, we restructured our operations into three strategic business units lead by experienced managers. The business units are Island Pacific, SVI Store Solutions and SVI Training Products, Inc. Effective April 1, 2003, we sold the SVI Training Products, Inc. unit and discontinued the training product line of business. Our operations are conducted principally in the United States and the United Kingdom. Prior to February 2002, we also conducted business in Australia.

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

     We manage long-lived assets by geographic region. The geographic distribution of our revenues and long-lived assets for the fiscal years ended March 31, 2003, 2002 and 2001 is as follows (in thousands):

                                                  YEAR ENDED       YEAR ENDED     YEAR ENDED
                                                   MARCH 31,        MARCH 31,      MARCH 31,
                                                     2003             2002           2001
                                                 ------------    ------------    ------------
                                                                (in thousands)
Net Sales:
        Continuing operations:
         United States                           $    19,616     $    24,246     $    25,930
         United Kingdom                                2,680           2,469           2,119
                                                 ------------    ------------    ------------
                                                      22,296          26,715          28,049
                                                 ------------    ------------    ------------
        Discontinued operations:
         United States                                 1,370           1,390           1,300
         Australia                                        --           2,363           4,959
         United Kingdom                                  147             146             216
                                                 ------------    ------------    ------------
                                                       1,517           3,899           6,475
                                                 ------------    ------------    ------------

                  Total net sales                $    23,813     $    30,614     $    34,524
                                                 ============    ============    ============

Long-lived assets:
         United States                           $    31,595     $    36,154     $    48,270
         Australia (discontinued operations)              --              --           1,370
         United Kingdom                                   27              22              59
                                                 ------------    ------------    ------------
                  Total long-lived assets        $    31,622     $    36,176     $    49,699
                                                 ============    ============    ============

     Up to April 1, 2003, we classified our operations into two lines of business: retail solutions and training products. As revenues, results of operations and assets related to our training products subsidiary were below the threshold established for segment reporting, we consider our business for the fiscal year ended March 31, 2003 to have consisted of one reportable operating segment. Effective April 1, 2003, we sold our training products subsidiary and discontinued the training products line of business.

     Results of operations for fiscal 2003 reflect continued weakness in new license sales of our application software suites. As a result of our net losses, we experienced significant strains on our cash resources throughout the 2003 fiscal year. We have taken a number of affirmative steps to address our operating situation and liquidity problems, and to position us for improved results of operations.

          o In January 2003, we appointed Harvey Braun, a well-known and highly-respected retail industry veteran, to the position of Chief Executive Officer of Island Pacific, one of our business units. In April 2003, our Board of Directors appointed Mr. Braun to the position of Chief Executive Officer and director of SVI.

          o In October 2002, we appointed Steven Beck, a retail industry expert, to the position of President of our Island Pacific unit. In April 2003, our Board of Directors appointed Mr. Beck to the position of President and Chief Operating Officer and director of SVI.

          o We are strengthening our product offerings through strategic relationships with Planalytics, KMG Solutions, VisionCompass Inc., Raymark, Inc., Wazagua LLC, ANT USA, Inc. and IT Resources Inc.

          o Under a partnership agreement with Planalytics Inc., Island Pacific will market Impact LR, an internet-based application that measures the specific effects of future weather on consumer demand by product, location and time. Using Impact LR, our customers can plan the timing of in-season markdowns, as well as the season-to-season flow of merchandise into their stores with maximum effectiveness.

          o Under a marketing license agreement with KMG Solutions, Island Pacific will integrate, market and support Traxion(TM)process management solutions. Traxion's business process management solution consists of three modules. Traxion ProcessEngine(TM)is the real-time process management platform that retailers use to actively manage and support their organizations' unique business processes. Traxion ProcessModeler(TM), includes simulation functions such as same-time comparison of process variations and the use of actual cost data to produce process-based financial estimates. Traxion OrganizationModeler(TM) simplifies the creation of sophisticated models including inter-company workgroups, payroll information, and roles.

          o Island Pacific will market VisionCompass(TM) collaborative enterprise management software, which uniquely combines the best of performance management, business intelligence, resource planning, and collaboration capabilities into one straightforward, web-based application. The system enables decision makers and teams to develop specific business goals, work on them together, and measure their collective results objectively. The highly flexible system is easily customizable to fit each organization's unique needs and leads directly to improved quality and visibility of key indicators throughout the enterprise.

          o Under an OEM agreement with Raymark, Inc., Island Pacific will integrate, market and support Xpert Store point-of-sale ("POS") software solution under the Island Pacific brand. Raymark's full-featured POS solution streamlines the checkout process in order to increase sales associate efficiency and augment customer satisfaction. The software supports multi-channel, multi-language, multi-currency and multi-taxation requirements.

          o Under a agreement with Wazagua LLC, Island Pacific will exclusively offer to retailers worldwide Wazagua's products and services including web-based Loss Prevention Case Management Package, ASP Data Hosting and POS Exception Reporting. WAZAGUA(TM) ASP Hosted Suite of Modules automates data management for the Loss Prevention, Operations, Human Resources, Safety & Risk Management community. These ASP-hosted productivity tools enable retailers to capture the power of the internet. Retailers can create efficiencies, manage and share information, make better use of their staff, eliminate redundant data entry - and work from virtually any point in the world.

          o Under terms of a reseller agreement, Island Pacific will market, sell, install, interface to, and support ANT USA's products including Buyer's Toolbox(tm), a leading suite of merchandise and assortment planning software that has been successfully implemented by over 140 retailers worldwide. The software will extend Island Pacific's assortment and planning capabilities by providing a solid planning methodology accessed through an easy-to-use interface, in a cost-effective offering.

          o A marketing license agreement with IT Resources Inc. enables Island Pacific to market, sell, install, support and integrate IT Resources' Buyer's WorkMate(r) Suite, an innovative decision support software platform developed for merchandising organizations. The software will bring mobility and other timesaving benefits to the buying process.

          o Under a marketing alliance agreement with BIGresearch, we will provide retailers, suppliers and third party companies with an end-to-end information solution to forecast consumer demand, better utilize assets and merchandise, and develop strategy and market position.

          o As of April 1, 2002, we have refocused the company into three strategic business units each lead by experienced managers. The units are Island Pacific, SVI Store Solutions, and SVI Training Products, Inc. Effective April 1, 2003, we agreed to sell our shares of SVI Training Products, Inc., our wholly-owned subsidiary, to Arthur Klitofsky. Mr. Klitofsky resigned from the Board in March 2003. See "Discontinued Operations" below.

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

          o In July 2002, we negotiated an extension of our senior bank lending facility to August 31, 2003, and then we subsequently satisfied this debt under the Discounted Loan Payoff Agreement dated March 31, 2003. See "Liquidity and Capital Resources -- Indebtedness -- Union Bank" below.

          o In May 2002, we completed an integrated series of transactions with Softline Limited to repay our subordinated note to Softline, to transfer to Softline our note received in connection with the sale of IBIS Systems Limited, and to issue to Softline new preferred securities. Softline also returned to us 10,700,000 shares of our common stock. Steven Cohen, Softline's Chief Operating Officer, and Gerald Rubenstein, a director of Softline, resigned from our board of directors in May 2002. Ivan Epstein, Softline's Chief Executive Officer, continues to serve on our board, and in June 2002, Robert P. Wilkie, Softline's Chief Financial Officer, was appointed to our board of directors. For a further discussion of the terms of transactions with Softline during the 2002 fiscal year, see "Financing Transactions -- Softline."

          o In May 2002, we entered into a new two-year software development and services agreement with our largest customer, Toys "R' Us, Inc. ("Toys"). Toys also agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase up to 2,500,000 common shares. For a further details, see "Liquidity and Capital Resources - Indebtedness -- Toys "R" Us' below.

          o In March 2003, we issued a total of $3.5 million in 9% convertible debentures to Midsummer Investment, Ltd., Omicron Master Trust and Islandia, L.P. Along with these debentures, warrants to purchase an aggregate of 1,572,858 shares of common stock were issued to these investors. See "Financing Transactions
               - Midsummer/Omicron/Islandia" below.

          o In April 2003, we issued $400,000 in 9% convertible debentures to MBSJ Investors, LLC. Along with these debentures, warrants to purchase 156,311 shares of common stock were issued to this investor. See "Financing Transactions - MBSJ".

          o In March 2003, the Board adopted a resolution to change our name to "Island Pacific, Inc.", subject to approval by our shareholders.

          o In May 2003, we issued $300,000 in 9% convertible debentures to Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc. Along with these debentures, warrants to purchase 101,112 shares of common stock were issued to these investors. See "Financing Transactions - Crestview".

DISCONTINUED OPERATIONS

     Effective April 1, 2003, we sold our wholly-owned subsidiary, SVI Training Products, Inc. ("Training Products") to our former president of Training Products for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain targets. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. The sale of the Training Products subsidiary resulted in a loss of $129,000, net of estimated income taxes, which was accrued for at March 31, 2003. The operating results of Training Products of $248,000 are shown as discontinued operations, net of the loss on sale of Training Products with the prior period results restated.

     Due to the declining performance of our Australian subsidiary, we decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was however subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in April 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sale substantially all of the assets for $300,000 in May 2002 to the entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, we may be called upon to pay the deficiency under our guarantee to the bank. We have accrued $187,000 as the maximum amount of our potential exposure. The receiver has also claimed that we are obligated to it for inter-company balances of $636,000, but we do not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by us to the Australian subsidiary offsetting the amount claimed to be due. For further details, see "Liquidity and Capital Resources -- Contractual Obligations -- National Australia Bank" below.

     The disposal of our Australian subsidiary resulted in a loss of $3.2 million. The operating results of the Australian subsidiary are shown on our financial statements as discontinued operations at March 31, 2002 with the prior period results restated.

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

          o VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. For fiscal 2003, we have adopted SFAS No. 142 resulting in a change in the way we value long-term intangible assets and goodwill. We were required to perform an initial transitional analysis of goodwill impairment. We concluded this analysis as of April 1, 2002 and recorded an impairment of $0.6 million as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. We will no longer amortize goodwill, but will instead test goodwill for impairment on an annual basis or more frequently if certain events occur. Goodwill is to be measured for impairment by reporting units, which currently consist of our operating segments. At each impairment test for a business unit, we are required to compare the carrying value of the business unit to the fair value of the business unit. If the fair value exceeds the carrying value, goodwill will not be considered impaired. If the fair value is less than the carrying value, we will perform a second test comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The difference if any between the carrying amount of that goodwill and the implied fair value will be recognized as an impairment loss, and the carrying amount of the associated goodwill will be reduced to its implied fair value. These tests require us to make estimates and assumptions concerning prices for similar assets and liabilities, if available, or estimates and assumptions for other appropriate valuation techniques.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The accounting prescribed in SFAS 145 was applied in connection with the gain from extinguishment of our debt to Union Bank of California.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS No. 146 to have a significant effect on our results of operations or financial condition.

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS 147"), "Acquisition of certain Financial Institutions". SFAS 147 removes the requirement in SFAS 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, to include certain financial institution related intangibles. This statement is not likely to have any impact on our consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will provide the comparative interim pro forma disclosures required by SFAS 148 beginning in first quarter ending June 30, 2003. SFAS 148 is not expected to have a material impact on the Company's financial statements.

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accountings and disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others", which clarifies the requirement of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for and disclosures of certain guarantee issues. FIN 45 was applied to our guarantee of a line of credit facility from National Australia Bank Limited to our former Australian subsidiary.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand-alone basis. We do not participate in variable interest entities and therefore have not applied FIN 46.

     In November 2002, the FASB reached consensus on Emerging Issues Task Force Issue No. 00-21 ("EITF No. 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." In general, this issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if so, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF Issue 00-21 is applicable to arrangements entered into after June 15, 2003. We do not believe the application of EITF Issuer 00-21 will have any material impact on our consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 further clarifies accounting for derivative instruments. We believe the adoption of this statement will have no material impact on our consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our consolidated financial statements.

FINANCING TRANSACTIONS

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

     In July 2002, we agreed to amend the terms of the notes and warrants issued to the investors related to ICM Asset Management, Inc. The investors agreed to replace the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. We are required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. The investors agreed to reduce accrued interest and late charges on the original notes by up to $16,000, and to accept the reduced amount in 527,286 shares of our common stock valued at $0.41 per share which was the average closing price of our shares on the American Stock Exchange for the 10 trading days prior to July 19, 2002. The new notes are convertible at the option of the holders into shares of our common stock valued at $0.60 per share. We do not have a right to prepay the notes. In December 2002, the investors agreed to extend the payments of accrued interest to September 30, 2003.

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

     We also agreed to file a registration statement for the resale of all shares held by or obtainable by these investors. In the event such registration statement is not declared effective by the SEC by June 30, 2003, we will be obligated to issue five-year penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For the first 30 day period after June 30, 2003 in which the registration statement is not effective, we will be obligated to issue additional warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For each 30 day period thereafter in which the registration statement is not effective, we will be obligated to issue additional penalty warrants for the purchase of 2.5% of the total number of registrable securities at an exercise price of $0.60. No further penalty warrants will accrue from our original registration obligation. The registration statement was filed in May 2003; however, it has not been declared effective as of the date of this report.

     SOFTLINE

     In May 2002, we entered into an integrated series of transactions with Softline by which:

     1. We transferred to Softline the note received in connection with the sale of IBIS Systems Limited.

     2. We issued to Softline 141,000 shares of newly-designated Series A Convertible Preferred Stock .

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

     TOYS "R" US, INC.

     In May 2002, Toys "R" Us, Inc. ("Toys") agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 common shares. The purchase price was received in installments through September 27, 2002. The note is non-interest bearing, and the face amount was either convertible into shares of our stock valued at $0.553 per share or payable in cash at our option, at the end of the term. In November 2002, the Board decided that this note will be converted solely for equity and will not be repaid in cash. The note is due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the development agreement between us and Toys entered into at the same time. We do not have the right to prepay the convertible note before the due date. The face amount of the note is 16% of the $1.3 million purchase price as of May 29, 2002, and increases by 4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount is the full $1.3 million purchase price. The face amount will cease to increase if Toys terminates its development agreement with us for a reason other than our breach. The face amount will be zero if we terminate the development agreement due to an uncured breach by Toys of the development agreement.

     The warrant entitles Toys to purchase up to 2,500,000 of our common shares at $0.553 per share. The warrant is initially vested as to 400,000 shares as of May 29, 2002, and vests at the rate of 100,000 shares per month until February 28, 2004. The warrant will cease to vest if Toys terminates its development agreement with us for a reason other than our breach. The warrant will become entirely non-exercisable if we terminate the development agreement due to an uncured breach by Toys of the development agreement. Toys may elect a "cashless exercise" where a portion of the warrant is surrendered to pay the exercise price. As of May 31, 2003, 1.6 million shares of the warrant are exercisable.

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

     MIDSUMMER/OMICRON/ISLANDIA

     On March 31, 2003, we entered into a Securities Purchase Agreement with Midsummer Investment, Ltd. ("Midsummer"), Omicron Master Trust ("Omicron"), and Islandia, L.P. ("Islandia") for the sale to these investors of 9% debentures, convertible into shares of SVI common stock at a conversion price equal to $1.02 per share, for an aggregate amount of $3.5 million. The investors also each received a warrant to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.02 per share.

     The debentures bear an interest rate of 9% per annum, and they provide for interest only payments on a quarterly basis, payable, at our option, in cash or shares of common stock. The debentures mature in May 2005. If certain conditions are met, we have the right, but not the obligation, to redeem the debentures at 110% of their face value, plus accrued interest. Commencing on February 1, 2004, we must redeem $219,000 per month of the debenture. Furthermore, if the daily volume weighed average price of the our common stock on the American Stock Exchange exceeds $1.02 by more than 200% for 15 consecutive trading days, we will have the option to cause the investors to convert their debentures into common stock.

     The warrants issued to the investors are for a 5-year term, with an exercise price equal to $1.02 per share.

     The investors were granted the right of first refusal to participate in our future offerings of common stock or equivalent securities so long as any one of them owns at least 5% of the debentures purchased by them. Monthly redemptions shall be in cash, or, provided certain conditions are met, such as an effective registration statement, in shares of common stock. If we elect to pay in shares of common stock, the conversion price shall be the lessor of $1.02 and 90% of the average of the daily volume weighted average price of the common stock for the 20 trading days immediately prior to the redemption date. The investors were also given registration rights under a Registration Rights Agreement requiring us to file by June 30, 2003 a registration statement respecting 130% of the common stock issuable upon the conversion of the debentures and the warrants, and to use best efforts to have the registration statement declared effective at the earliest date. If the registration statement is not filed within these timeframes or declared effective by June 29, 2003 following the closing date of the debentures sold in this first phase, or within 120 days in the event of a review by the Securities and Exchange Commission, we will be obligated to pay liquidated damages to the investors equal to 2% of the sum of the amount of debentures subscribed to by the investors and the value of the warrants for each month until the registration statement becomes effective. The registration statement was filed in May 2003; however, it has not been declared effective as of the date of this report.

     Additional debentures aggregating up to $2 million, can be sold to these investors in a second closing, at our option, if within one year after the date of first sale of debentures there occurs a period of 15 consecutive trading days during which the daily volume weighted average closing price of our common stock is maintained at a price at or above $1.75 per share, subject to certain conditions. The shares of common stock underlying these debentures and warrants have not been included for registration in the prospectus filed in May 2003.

     MBSJ INVESTORS, LLC

     On April 1, 2003, we entered into a Securities Purchase Agreement with MBSJ Investors, LLC ("MBSJ") for the sale to MBSJ of a 9% debenture, convertible to shares of our common stock at a conversion price of $1.02, for $400,000. This debenture was accompanied by a five-year warrant to purchase 156,311 shares of common stock with an exercise price of $1.02 per share. Interest is due on a quarterly basis, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we must redeem $20,000 per month of the debenture. The debenture matures in October 2005. MBSJ was also granted registration rights under a Registration Rights Agreement, and certain other rights similar to those granted to Midsummer, Omicron and Islandia.

     CRESTVIEW

     On May 6, 2003, we entered into an agreement with Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc. (collectively, the "Crestview Investors") for the sale to the Crestview Investors of 9% debentures, convertible into shares of our common stock at a conversion price of $1.02 for $300,000. These debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.02 per share. Interest is due on a quarterly basis, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we must redeem $19,000 per month of the debentures. The debentures mature in October 2005. The Crestview Investors were also granted registration rights under a registration rights agreement, and certain other rights similar to those granted to Midsummer, Omnicron and Islandia.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                                 YEAR ENDED MARCH 31,
                                                        -----------------------------------------------------------------------
                                                                 2003                    2002                      2001
                                                        ---------------------    ---------------------    ---------------------
                                                                   PERCENTAGE               PERCENTAGE               PERCENTAGE
                                                         AMOUNT    OF REVENUE      AMOUNT   OF REVENUE     AMOUNT    OF REVENUE
                                                        ---------  ----------    ---------  ----------    ---------  ----------
Net sales                                               $ 22,296         100%    $ 26,715         100%    $ 28,049         100%
Cost of sales                                              8,045          36%      11,003          41%      10,815          39%
                                                        ---------   ---------    ---------   ---------    ---------   ---------
   Gross profit                                           14,251          64%      15,712          59%      17,234          61%

Application development expense                            4,643          21%       4,203          16%       5,333          19%
Depreciation and amortization                              4,148          19%       6,723          25%       8,299          30%
Selling, general and administration expenses               8,072          36%      12,036          45%      16,985          60%
Impairment of intangible assets                               --          --           --          --        6,519          23%
Impairment of note receivable received in
   connection with the sale of IBIS
   Systems Limited                                            --          --           --          --        7,647          27%
                                                        ---------   ---------    ---------   ---------    ---------   ---------

         Total expenses                                   16,863          76%      22,962          86%      44,783         159%
                                                        ---------   ---------    ---------   ---------    ---------   ---------

Loss from operations                                      (2,612)        (12)%     (7,250)        (27)%    (27,549)        (98)%

Other income (expense)
   Interest income                                             1           0%           7           0%         620           2%
   Other income (expense)                                     24           0%         (56)          0%          74           1%
   Interest expense                                       (1,088)         (5)%     (3,018)        (11)%     (3,043)        (11)%
                                                        ---------   ---------    ---------   ---------    ---------   ---------
     Total other expense                                  (1,063)         (5)%     (3,067)        (11)%     (2,349)         (8)%
                                                        ---------   ---------    ---------   ---------    ---------   ---------

Loss before provision (benefit) for income taxes          (3,675)        (17)%    (10,317)        (38)%    (29,898)       (106)%

     Provision (benefit) for income taxes                     11           0%           2           0%      (4,778)         17%
                                                        ---------   ---------    ---------   ---------    ---------   ---------

Loss before extraordinary item and change in
     accounting principle                                 (3,686)        (17)%    (10,319)        (38)%    (25,120)        (89)%

   Extraordinary item - gain on debt forgiveness           1,476                       --                       --
   Cumulative effect of changing accounting principle
     - Goodwill valuation under SFAS 142                    (627)                      --                       --
                                                        ---------                ---------                ---------

Loss from continuing operations                           (2,837)                 (10,319)                 (25,120)

Income (loss) from discontinued operations,
     net of taxes                                            119                   (4,339)                  (3,825)
                                                        ---------                ---------                ---------

Net loss                                                $ (2,718)                $(14,658)                $(28,945)
                                                        =========                =========                =========

FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002

     NET SALES

     Net sales decreased by $4.4 million, or 16%, to $22.3 million in the fiscal year ended March 31, 2003 from $26.7 million in the fiscal year ended March 31, 2002.

     Fiscal 2003 was a challenging year for the sale of new application licenses. The slow down in the U.S. and world economy combined with the fear of future terrorist attacks and the ongoing hostilities in the world cause the retail industry to be more cautious with their investment in information systems and deliberately evaluating solutions, which resulted in decrease in sales and in extended sales cycles. In addition, our financial condition may have interfered with our ability to sell new application software licenses, as implementation of our applications generally requires extensive future services and support, and some potential customers have expressed concern about our financial ability to provide these ongoing services. We believe strongly that we provide and will continue to provide excellent support to our customers, as demonstrated by the continuing upgrade purchases by our top-tier established customer base. Significant sales growth may however depend in part on our ability to improve our financial condition.

     COST OF SALES/GROSS PROFIT

     Cost of sales decreased $3.0 million, or 27%, to $8.0 million in the fiscal year ended March 31, 2003 from $11.0 million in the fiscal year ended March 31, 2002. Gross profit as a percentage of net sales increased to 64% in fiscal 2003 from 59% in fiscal 2002. The increase in gross profit margin was due to a decrease in modification and professional services sales, which have low margin, combined with an increase in software license sales, which have much higher margin. During fiscal 2003, software license sales represented 25% of net sales and related services represented 45% of net sales, compared to 17% and 57%, respectively, of net sales during fiscal 2002.

     Cost of sales for fiscal 2003 and 2002 included $2.4 million and $3.6 million, respectively, in costs associated with the development or modification of modules for Toys "R" Us, including the use of higher cost outsource development services (subcontractors) for certain components of the overall project. These costs are neither capitalized nor included in application technology development expenses, but we consider them to be part of our overall application technology development program.

     APPLICATION DEVELOPMENT EXPENSE

     Application development expense increased by $0.4 million, or 10%, to $4.6 million in fiscal year ended March 31, 2003 from $4.2 million in the fiscal year ended March 31, 2002. The increase in application development expense is primarily due to the ongoing enhancement of our suites of applications.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased by $3.9 million, or 33%, to $8.1 million compared to $12.0 million in the fiscal year ended March 31, 2002. The decrease is due to decrease in sales and personnel reduction implemented in the third quarter of 2002 and fourth quarter of 2003 and control of expenditures.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased by $2.6 million, or 38%, to $4.1 million in the fiscal year ended March 31, 2003 from $6.7 million in the fiscal year ended March 31, 2002. The decrease is mainly due a reduction of $2.2 million in amortization pursuant to the non-amortization provisions of Statement Financial Accounting Standard No. 142 ("SFAS 142") for goodwill with indefinite useful lives.

     INTEREST EXPENSE

     Interest expense decreased by $1.9 million, or 64%, to $1.1 million in the fiscal year ended March 31, 2003 from $3.0 million in the fiscal year ended March 31, 2002. Interest expense in fiscal 2002 included $1.2 million interest expense on the $10 million note payable to Softline Limited. Our obligations related to this note were released by Softline effective in January 1, 2002 in connection with the integrated series of recapitalization transactions with Softline. The decrease was also due to $0.7 million decrease in amortization of debt discount.

     DISCONTINUED OPERATIONS

     Income from discontinued operations in fiscal 2003 represents a profit of $0.2 million from operations of the Training Products subsidiary; offset in part by $0.1 million accrual for loss on the sale of our Training Products subsidiary. Our Training Products subsidiary was sold effective April 1, 2003.

     EXTRAORDINARY ITEM - GAIN ON DEBT FORGIVENESS

     On March 31, 2003, we entered into a Discounted Loan Payoff Agreement with Union Bank of California (the "Bank"), our senior lender. Under this agreement, we paid the Bank $2.8 million acquired from the sale of 9% convertible debentures to certain investors. We also issued to the Bank 1 million shares of our common stock and a $500,000 one-year unsecured, non-interest bearing convertible note payable in either cash or stock, at our option. The cash payment, shares and convertible note were accepted by the Bank in full satisfaction of our debt to the Bank. The Bank also canceled the warrant to purchase 1.5 million shares of our common stock and returned all collateral held, including 10.7 million shares of our common stock pledged as security. In connection with the settlement of the debt to the Bank, we reported an extra-ordinary gain of $1.5 million.

     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     The cumulative effect of accounting change in the fiscal year end March 31, 2003 was a non-cash, net-of-tax transitional goodwill impairment charge of $0.6 million which relates to the adoption of SFAS 142.

FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

     NET SALES

     Net sales decreased slightly by $1.3 million, or 5%, to $26.7 million in the fiscal year ended March 31, 2002 from $28.0 million in the fiscal year ended March 31, 2001. Fiscal year 2001 revenues included recognition of $2.0 million in revenue from a one-time sale of technology rights, which was signed in fiscal 2000.

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

     COST OF SALES/GROSS PROFIT

     Cost of sales was $11.0 million in the fiscal years ended March 31, 2002 and 2001. Gross profit as a percentage of net sales decreased to 59% in fiscal 2002 from 61% in fiscal 2001. The decrease in gross profit margin was due to a further shift in the sales mix from high margin application licenses to lower margin software modification and professional services. During fiscal 2002, application technology license revenues represented 17% of net sales and related services represented 57% of net sales, compared to 24% and 49%, respectively, of net sales during fiscal 2001.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased by $5.0 million, or 29%, to $12.0 million compared to $17.0 million in the fiscal year ended March 31, 2001. The decrease was due to the following:

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

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased by $1.6 million, or 19%, to $6.7 million in the fiscal year ended March 31, 2002 from $8.3 million in the fiscal year ended March 31, 2001. The decrease reflected the reduction in the base amounts of goodwill and capitalized software assets resulting from the recognition of impairments of those assets in the fourth quarter of fiscal 2001.

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

     DISCONTINUED OPERATIONS

     Loss from discontinued operations in fiscal 2002 was $4.3 million, which included $1.4 million of net loss from Australian operations and $3.2 million of loss on disposal of the Australian operations; offset in part by $0.2 million of net income from the Training Products operations. Loss from discontinued operations in fiscal 2001 was $3.8 million, which included $3.7 million of net loss from the Australian operations and $0.1 million of net loss from the Training Products operations. Our Training Products subsidiary was sold effective April 1, 2003 and our Australian operations were disposed in the fourth quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS

     During the fiscal year ended March 31, 2003, we financed our operations using cash on hand, internally generated cash, cash from the issuance of convertible note and debentures and loans from an entity affiliated with Donald
S. Radcliffe, a director. During the fiscal year ended March 31, 2002, we financed our operations using cash on hand, internally generated cash, cash from the issuance of convertible notes and loans from an entity affiliated with Donald S. Radcliffe, a director. During the fiscal year ended March 31, 2001, we financed our operations using cash on hand, internally generated cash, cash from the sale of common stock, proceeds from the exercise of options, lines of credit and loans from each of Softline, a subsidiary of Softline and Barry M. Schechter, our Chairman. At March 31, 2003 and 2002, we had cash from continuing operations of $1.3 million.

     Operating activities used cash of $0.9 million in the fiscal year ended March 31, 2003, provided cash of $1.6 million in the fiscal year ended March 31, 2002 and used cash of $2.4 million in the fiscal year ended March 31, 2001. Cash used in fiscal 2003 resulted primarily from $2.7 million of net loss, $1.5 million non-cash gain on debt forgiveness, $2.0 million increase on accounts receivable and other receivable and $2.0 million increase in deferred revenue; offset in part by non-cash charges of $4.1 million in depreciation and amortization and $0.6 million in a change in accounting principle, $1.0 million increase in accounts payable and accrued expenses and $0.9 million increase in accrued interest payable. Cash provided for operating activities in fiscal 2002 resulted primarily from $2.5 million decrease in accounts receivable and other receivables, $1.6 million increase in deferred revenue, $7.1 million in non-cash depreciation and amortization, $3.2 million of loss on disposal of Australian operations, $2.3 million increase in interest payable and $1.0 million in non-cash charges for stock-based compensation and interest related to convertible notes due stockholders; offset by $14.7 million of net losses and $1.9 million decrease in accounts payable and accrued expenses. Cash used for operating activities in fiscal 2001 resulted primarily from $28.9 million of net loss, a $4.4 million decrease in net deferred tax liability and a $4.4 million decrease in deferred revenue; offset by $16.5 million in non-cash impairments of assets, $9.5 million in non-cash depreciation and amortization, a $5.1 million decrease in accounts receivable, and a $4.4 million increase in accounts payable and accrued expenses.

     Accounts receivable increased during fiscal year 2003 primarily due to $2.5 million increase in unbilled receivables. The unbilled receivables represents license and services revenue fully earned at March 31, 2003 that will be billed subsequently in accordance with the contract terms. Accounts receivable decreased during fiscal year 2002 primarily due to a write-off of $367,000 in receivables in connection with the discontinuation of Australian operations in February 2002 and a significant improvement in collection efforts. Accounts receivable balances fluctuate significantly due to a number of factors including acquisitions and dispositions, seasonality, shifts in customer buying patterns, contractual payment terms, the underlying mix of applications and services sold, and geographic concentration of revenues.

     Investing activities used cash of $0.2 million, $0.7 million and $3.0 million in the fiscal years ended March 31, 2003, 2002 and 2001. Investing activities during fiscal 2003 included $0.1 million purchases of furniture and equipment and $0.1 million capitalized development costs. Investing activities during fiscal 2002 included a $0.4 million increase in capitalized software development costs and $0.3 million in furniture and equipment purchases. Investing activities during fiscal year 2001 included a $2.5 million increase in purchase of software and capitalized software development costs and $0.5 million in furniture and equipment purchases.

     Financing activities provided cash of $1.3 million in the fiscal year ended March 31, 2003, used cash of $0.8 million in the fiscal year ended March 31, 2002 and provided cash of $1.9 million in the fiscal year ended March 31, 2001. Financing activities during fiscal 2003 included proceeds of $3.5 million from the issuance of convertible debentures, $1.4 million from issuance of convertible note to our major customer and $0.1 million loan from an entity affiliated with Donald S. Radcliffe, a director; offset in part by payments of $3.3 million on term loan, $0.3 million interest on stockholders' notes and $0.1 million on loan from Mr. Radcliffe's affiliated entity. Financing activities during fiscal year 2002 included $1.2 million in note payments and $0.8 million decrease in amounts due to stockholders; offset in part by $1.3 million in proceeds from issuance of convertible notes. Financing activities during fiscal year 2001 included $3.8 million in proceeds from the sale of common stock, $9.9 million increase in amounts due to stockholders and $1.6 million in proceeds from lines of credit, offset by $13.2 million in note payments.

     Changes in the currency exchange rates of our foreign operations had the effect of decreasing cash by $0.1 million in the fiscal years ended March 31, 2003, 2002 and 2001.

     CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual obligations, including purchase commitments at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                  For the fiscal years ending March 31,
                                                  -------------------------------------
Contractual Cash Obligations                   2004         2005         2006         2007      Thereafter
----------------------------                ---------    ---------    ---------    ---------    ----------
                                                                    (in thousands)
Operating leases                            $    736     $    708     $    195     $      7
Capital leases                                   156
Convertible notes due stockholders             1,371
Convertible debentures                           839        3,276          575
Payables aged over 90 days                     2,496
                                            ---------    ---------    ---------    ---------    ----------

     Total contractual cash obligations     $  5,598     $  3,984     $    770     $      7     $      --
                                            =========    =========    =========    =========    ==========

                                                  For the fiscal years ending March 31,
                                                  -------------------------------------
Other Commercial Commitments                   2004         2005         2006         2007      Thereafter
----------------------------                ---------    ---------    ---------    ---------    ----------
                                                                    (in thousands)
Guarantees                                  $    187
                                            ---------    ---------    ---------    ---------    ----------

      Total commercial commitments          $    187
                                            =========    =========    =========    =========    ==========

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

     OTHER INDEBTEDNESS, INCLUDING RELATED PARTIES

     We issued convertible notes to entities related to ICM Asset Management, Inc., which notes were amended in July 2002. See "Financing Transactions -- ICM Asset Management, Inc." above.

     At March 31, 2003, we had an outstanding balance of approximately $1.0 million due on payroll taxes, which was subsequently paid in the first quarter of fiscal 2004.

     In March 2003, we issued 9% convertible debentures to Midsummer, Omicron and Islandia for the total proceeds of $3.5 million. See "Financing Transactions
- Midsummer/Omicron/Islandia" above.

     In April 2003, we issued 9% convertible debentures to MBSJ Investors, LLC for a proceeds of $400,000. See "Financing Transactions - MBSJ" above.

     In May 2003, we issued 9% convertible debentures to Crestview Investors for a proceeds of $300,000. See "Financing Transactions - Crestview" above.

     CASH POSITION

     As a result of our indebtedness and net losses for the past three years, we have experienced significant strains on our cash resources. In order to manage our cash resources, we reduced expenses and discontinued our Australian operations. We have also extended payment terms with many of our trade creditors wherever possible, and we have diligently focused our collection efforts on our accounts receivable. We had a negative working capital of $4.1 million and $5.3 million at March 31, 2003 and 2002, respectively.

     We were unable to make timely, monthly rent payments due for our Irvine and Carlsbad facilities during fiscal 2003. We renegotiated rent terms with the landlords of our Irvine and Carlsbad facilities, and we are currently in compliance with the renegotiated terms.

     We have been actively engaged in attempts to resolve our liquidity problems. We believe we will have sufficient cash to remain in compliance with our debt obligations, and meet our critical operating obligations, for the next twelve months. We are nonetheless actively seeking a private equity placement to help discharge aged payables, pursue growth initiatives and prepay bank indebtedness. We have no binding commitments for funding at this time. Financing may not be available on terms and conditions acceptable to us, or at all.

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

     WE INCURRED LOSSES FOR THE FISCAL YEARS 2003, 2002, 2001 AND 2000.

     We incurred losses of $2.7 million, $14.7 million, $28.9 million and $4.1 million in the fiscal years ended March 31, 2003, 2002, 2001 and 2000, respectively. The losses in the past three years have generally been due to difficulties completing sales for new application software licenses, the resulting change in sales mix toward lower margin services, and debt service expenses. We will need to generate additional revenue to achieve profitability in future periods. Failure to achieve profitability, or maintain profitability if achieved, may have a material adverse effect on our business and stock price.

     WE HAVE NEGATIVE WORKING CAPITAL, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

     At March 31, 2003, 2002, 2001, we had negative working capital of $4.1 million, $5.3 million and $2.8 million, respectively. We have had difficulty meeting operating expenses, including interest payments on debt, lease payments and supplier obligations. We have at times deferred payroll for our executive offices, and borrowed from related parties to meet payroll obligations. We have extended payment terms with our trade creditors wherever possible.

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

     Our net sales decreased by 16% in the fiscal year ended March 31, 2003, compared to the fiscal year ended March 31, 2002. Our net sales decreased by 5% in the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001. Net sales for the fiscal year ended March 31, 2001 decreased 5% compared to the fiscal year ended March 31, 2000. We experienced a substantial decrease in application license software sales, which typically carry a much higher margin than other revenue sources. We must improve new application license sales to become profitable. We have taken steps to refocus our sales strategy on core historic competencies, but our typically long sales cycles make it difficult to evaluate whether and when sales will improve. We cannot be sure that the decline in sales has not been due to factors, which might continue to negatively affect sales.

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

     OUR SALES CYCLES ARE LONG AND PROSPECTS ARE UNCERTAIN. THIS MAKES IT DIFFICULT FOR US TO PREDICT REVENUES AND BUDGET EXPENSES.

     The length of sales cycles in our business makes it difficult to evaluate the effectiveness of our sales strategies. Our sales cycles historically has ranged from three to twelve months, which has caused significant fluctuations in revenues from period to period. Due to our difficulties in completing new application software sales in recent periods and our refocused sales strategy, it is difficult to predict revenues and properly budget expenses.

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

     IT IS DIFFICULT TO EVALUATE OUR PERFORMANCE BASED ON PERIOD TO PERIOD COMPARISONS OF OUR RESULTS.

     The many factors, which can cause revenues and expenses to vary, make meaningful period to period comparisons of our results difficult. We do not believe period to period comparisons of our financial performance are necessarily meaningful, and you cannot rely on them as an indication of our future performance.

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

     OUR DEBT COULD ADVERSELY AFFECT US.

     As of May 31, 2003, our debt is as follows:

          o $3.5 million in convertible debentures issued on March 31, 2003 to Midsummer Investment, Ltd., Omicron Master Trust, and Islandia, L.P. due in full in May 2005, with monthly redemptions to commence in February 2004.

          o $400,000 in convertible debentures issued on April 1, 2003 to MBSJ Investors LLC due in full in October 2005, with monthly redemptions to commence in February 2004.

          o $300,000 in convertible debentures issued on May 7, 2003 to Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P., and Crestview Capital Offshore Fund, Inc., with monthly redemptions to commence in February 2004.

          o $1.25 million in convertible notes reissued in July 2002 to entities related to ICM Asset Management, Inc. due September 30, 2003.

          o $500,000 in a convertible note issued to Union Bank of California NA on March 31, 2003, due March 31, 2004.

     The substantial amount of our indebtedness impacts us in a number of ways:

          o We have to dedicate a portion of cash flow from operations to principal and interest payments on the debt, which reduces funds available for other purposes.

          o We may not have sufficient funds to pay principal and/or interest payment when they become due, which could lead to a default.

     These are just some factors pertaining to our debt that generally place us at a disadvantage to our less leveraged competitors. Any or all of these factors could cause our stock price to decline.

     WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

     Our cash from operations has not been sufficient to meet our operational needs, and we have relied on capital from related parties. A company affiliated with Donald S. Radcliffe, one of our directors, made short-term loans to us in fiscal 2002 and in fiscal 2003 to meet payroll when cash on hand was not sufficient. Softline loaned us $10 million to make a required principal payment on our Union Bank term loan in July 2000. A subsidiary of Softline loaned us an additional $600,000 in November 2000 to meet working capital needs. This loan was repaid in February 2001, in part with $400,000 we borrowed from Barry M. Schechter, our Chairman. We borrowed an additional $164,000 from Mr. Schechter in March 2001 for operational needs related to our Australian subsidiary, which was repaid in July 2001.

     We may not be able to obtain capital from related parties in the future. Neither Softline, Mr. Schechter, Mr. Radcliffe nor any other officers, directors, stockholders or related parties are under any obligation to continue to provide cash to meet our future liquidity needs.

     WE MAY NEED TO RAISE CAPITAL TO REPAY DEBT AND GROW OUR BUSINESS. OBTAINING THIS CAPITAL COULD IMPAIR THE VALUE OF YOUR INVESTMENT.

     We may need to raise capital to discharge our aged payables and grow our business. We will also likely need to raise capital to pay our $1.25 million convertible note obligations to the entities related to ICM Asset Management, Inc. due in full in September 2003, our $3.5 million and $300,000 convertible debenture obligations due in full in May 2005, with monthly redemptions commencing in February 2004, and our $400,000 convertible debenture obligations due in full in October 2005, with monthly redemptions commencing in February 2004. We may also need to raise further capital to:

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

     We may raise capital through public or private equity offerings or debt financings. To the extent we raise additional capital by issuing equity securities or convertible debt securities, our stockholders may experience substantial dilution and the new securities may have greater rights, preferences or privileges than our existing common stock.

     INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

     Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 83% of our total assets as of March 31, 2003 and represent more than our stockholders' equity. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline.

     Any such impairments will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

     FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

     Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 13%, 17% and 22% of our net sales were outside North America, principally in Australia and the United Kingdom, in the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

     WE HAVE A SINGLE CUSTOMER REPRESENTING A SIGNIFICANT AMOUNT OF OUR
     BUSINESS.

     Toys "R" Us, Inc. ("Toys") accounted for 31%, 42% and 29% of our net sales for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. While we have a development agreement with this customer, Toys has the right to terminate the agreement without cause with limited advance notice. A reduction, delay or cancellation of orders from Toys would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

     IF WE LOSE THE SERVICES OF ANY MEMBER OF OUR SENIOR MANAGEMENT OR KEY TECHNICAL AND SALES PERSONNEL, OR IF WE ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED.

     We are heavily dependent on Barry M. Schechter, our Chairman, Harvey Braun, our Chief Executive Officer, and Steven Beck, our President and Chief Operating Officer. Mr. Schechter has an employment agreement with us, which expires September 30, 2003 and may be terminated on 14 days notice. We do not have any written employment agreements with Mr. Braun or Mr. Beck. We also believe our future success will depend largely upon our ability to attract and retain highly-skilled software programmers, managers, and sales and marketing personnel. Competition for personnel is intense, particularly in international markets. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We compete against numerous companies, including larger, more established companies, for our personnel. We may not be successful in attracting or retaining skilled sales, technical and managerial personnel. The loss of key employees or our inability to attract and retain other qualified employees could negatively affect our financial performance and cause our stock price to decline.

     WE ARE DEPENDENT ON THE RETAIL INDUSTRY, AND IF ECONOMIC CONDITIONS IN THE RETAIL INDUSTRY FURTHER DECLINE, OUR REVENUES MAY ALSO DECLINE. RETAIL SALES HAVE BEEN AND MAY CONTINUE TO BE SLOW.

     Our future growth is critically dependent on increased sales to the retail industry. We derive the substantial majority of our revenues from the licensing of software applications and the performance of related professional and consulting services to the retail industry. Demand for our applications and services could decline in the event of consolidation, instability or more downturns in the retail industry. This decline would likely cause reduced sales and could impair our ability to collect accounts receivable. The result would be reduced earnings and weakened financial condition, each or both of which would likely cause our stock price to decline.

     The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the retail industry may be consolidating, and it is uncertain how consolidation will affect the industry. The retail industry as a whole is currently experiencing increased competition and weakening economic conditions that could negatively impact the industry and our customers' ability to pay for our products and services. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition. Weakening economic conditions and the September 11, 2001 terrorist attack have adversely impacted sales of our software applications, and we believe mid-tier specialty retailers may be reluctant during the current economic slowdown to make the substantial infrastructure investment that generally accompanies the implementation of our software applications. Also, the current war in Iraq and the anticipated burden of rebuilding that country's infrastructure has led to some uncertainty in the economic climate, which may adversely impact our business.

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

     We could be forced to reduce prices and suffer reduced margins and market share due to increased competition from providers of offerings similar to, or competitive with, our applications, or from service providers that provide services similar to our services. Competition could also render our technology obsolete. For a further discussion of competitive factors in our industry, see "Business" under the heading "Competition."

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

     OUR APPLICATIONS MAY BE SUBJECT TO CLAIMS THEY INFRINGE ON THE PROPRIETARY RIGHTS OF THIRD PARTIES, WHICH MAY EXPOSE US TO LITIGATION.

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

     SOFTLINE LIMITED HAS THE RIGHT TO ACQUIRE A CONTROLLING PERCENTAGE OF OUR COMMON STOCK, SO WE MAY BE EFFECTIVELY CONTROLLED BY SOFTLINE, AND OUR OTHER STOCKHOLDERS ARE UNABLE TO AFFECT THE OUTCOME OF STOCKHOLDER VOTING.

     Softline Limited beneficially owns 54.7% of our outstanding common stock, including shares Softline has the right to acquire upon conversion of its Series A Convertible Preferred Stock. Ivan M. Epstein, Softline's Chief Executive Officer, and Robert P. Wilkie, Softline's Chief Financial Officer, serve on our board of directors. If Softline converts its Series A Preferred Stock, it may have effective control over all matters affecting us, including:

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

     OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE.

     The market price of our common stock has been, and is likely to continue to be, volatile. When we or our competitors announce new customer orders or services, change pricing policies, experience quarterly fluctuations in operating results, announce strategic relationships or acquisitions, change earnings estimates, experience government regulatory actions or suffer from generally adverse economic conditions, our stock price could be affected. Some of the volatility in our stock price may be unrelated to our performance. Recently, companies similar to ours have experienced extreme price fluctuations, often for reasons unrelated to their performance. For further information on our stock price trends, see "Price Range of Common Stock."

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

     Our stock is currently traded on the American Stock Exchange. The Exchange has published certain guidelines it uses in determining whether a security warrants continued listing. These guidelines include financial, market capitalization and other criteria, and as a result of our financial condition or other factors, the American Stock Exchange could in the future determine that our stock does not merit continued listing. If our stock were delisted from the American Stock Exchange, the ability of our stockholders to sell our common stock could become limited, and we would lose the advantage of some state and federal securities regulations imposing lower regulatory burdens on exchange-traded issuers.

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

     SHARES ISSUED UPON THE EXERCISE OF OPTIONS, WARRANTS, DEBENTURES AND CONVERTIBLE NOTES COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

     We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future have exercise prices at below the market price of our stock. We currently have outstanding options and warrants for 16,233,395 shares. Of these options and warrants, 1,008,161 have exercise prices above the recent market price of $2.09 per share (as of June 13, 2003), and 15,215,234 have exercise prices at below that recent market price. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

     Our existing stock option plan currently has approximately 2,235,007 shares available for issuance as of June 13, 2003. Future options issued under the plan may have further dilutive effects.

     We issued to Toys "R" Us, our major customer, a note convertible into 2,500,000 shares of common stock. This note has a conversion price of $0.553. This note will have a dilutive effect on stockholders if converted.

     We issued to entities related to ICM Asset Management notes that are convertible into 2,083,333 shares of common stock. These notes have a conversion price of $0.60 per share, which is currently below the recent market price of $2.09. These notes will have a dilutive effect on stockholders if converted.

     We also recently issued to a group of investors debentures that are convertible into 4,103,165 shares of common stock. These debentures have a conversion price of $1.0236, which is below the recent market price of $2.09. These debentures will have a dilutive effect on stockholders of converted.

     We issued to Union Bank of California, N.A. an unsecured note that is convertible into shares of common stock at a price per share of eighty percent (80%) of the average share closing price of our common stock for the ten trading day period immediately preceding the maturity date of the note. This note will have a dilutive effect on stockholders if converted.

     Sales of shares pursuant to exercisable options, warrants, convertible notes, and convertible debentures could lead to subsequent sales of the shares in the public market, and could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risks, which include changes in foreign currency exchange rate as measured against the U.S. dollar.

FOREIGN CURRENCY EXCHANGE RATE RISK

     We conduct business in various foreign currencies, primarily in Europe and until February 2002, Australia. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 12%, 17%, and 22% of our total net sales were denominated in currencies other than the U.S. dollar for the periods ended March 31, 2003, 2002, and 2001, respectively.

INTEREST RATE RISK

     We do not have financial instruments or investment securities.

EQUITY PRICE RISK

     We have no direct equity investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements at March 31, 2003, March 31, 2002, and March 31, 2000 and the reports of Singer Lewak Greenbaum & Goldstein LLP and Deloitte & Touche LLP, independent accountants, are included in this report on pages beginning F-1.

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

     Deloitte & Touche's report on the financial statements for the fiscal year ended March 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as noted in the following sentence. Deloitte & Touche's audit report on the financial statements for the year ended March 31, 2001, dated July 13, 2001, expressed an unqualified opinion and included an explanatory paragraph relating to substantial doubt about our ability to continue as a going concern. Further, in connection with its audits of our financial statements for the past two fiscal years and the subsequent interim period immediately preceding the date of resignation of Deloitte & Touche, we had no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports on our consolidated financial statements.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" of our definitive proxy statement and notice of annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Relations and Related Transactions" of our definitive proxy statement and notice of annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year coverage by this report.

ITEM 14. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14 (c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date (the "Evaluation Date") within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and principal accounting officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls, as such term is defined under Section 13 (b) of the Exchange Act, or to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial statements and financial statement schedules

         Independent Auditors' Report of Singer Lewak Greenbaum &
         Goldstein LLP..........................................................  F-1

         Independent Auditors' Report of Deloitte & Touche LLP..................  F-2

         Consolidated Balance Sheets as of March 31, 2003 and 2002..............  F-3

         Consolidated Statements of Operations for the Fiscal Years ended March
         31, 2003, 2002, and 2001...............................................  F-4

         Consolidated Statements of Stockholders' Equity for the Fiscal Years
         Ended March 31, 2003, 2002 and 2001....................................  F-5

         Consolidated Statements of Cash Flows for the Fiscal Years Ended March
         31, 2003, 2002 and 2001................................................  F-7

         Notes to Consolidated Financial Statements.............................  F-9

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not considered necessary and therefore have been omitted.

(b)      Reports on Form 8-K.

         No Form 8-k was filed during the quarter ended March 31, 2003.

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

  2.2 Deed of Appointment dated February 20, 2002 between the bank and the receivers of SVI Retail (Pty) Limited, incorporated by reference to exhibit 2.2 to the Company's 10-K for fiscal year ended March 31, 2002.

  2.3 Business Sale Agreement dated May 3, 2002 among the receivers and managers of the assets of SVI Retail (Pty) Limited and QQQ Systems PTY Limited, incorporated by reference to exhibit 2.3 to the Company's 10-K for fiscal year ended March 31, 2002.

  2.4 Securities Purchase Agreement dated March 31, 2003 by and among the Company, Midsummer Investment, Ltd., Omicron Master Trust, and Islandia, L.P., incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed April 15, 2003.

  2.5 Securities Purchase Agreement dated April 1, 2003 by and among the Company and MBSJ Investors, LLC, incorporated by reference to exhibit 2.2 to the Company's Form 8-K filed on April 15, 2003.

  2.6 Agreement dated May 6, 2003 by and among the Company, Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc., incorporated by reference to exhibit 2.12 to the Company's Form S-1 filed on May 12, 2003.

  2.7 Stock Purchase Agreement effective April 1, 2003 between SVI Solutions, Inc. and Arthur Klitofsky, incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on May 21, 2003.

  2.8 Pledge Agreement effective April 1, 2003 between SVI Solutions, Inc. and Arthur Klitofsky, incorporated by reference to exhibit 4.2 to the Company's Form 8-K filed on May 21, 2003.

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

  10.4 First Amendment to Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of March 18, 2002, and First Amendment to Amended and Restated Pledge Agreement between the Company, Sabica Ventures, Inc., SVI Retail, Inc., SVI Training Products, Inc., and Union Bank of California, N.A. dated as of March 18, 2002, incorporated by reference to exhibit 10.4 to the Company's form 10-K for fiscal year ended March 31, 2002.

  10.5 Second Amendment to Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of May 21, 2001, incorporated by reference to exhibit 10.5 to the Company's form 10-K for fiscal year ended March 31, 2002.

  10.6 Third Amendment to Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of July 15, 2002, incorporated by reference to exhibit 10.6 to the Company's form 10-K for fiscal year ended March 31, 2002.

  10.7 Fourth Amendment to Amended and Restated Term Loan Agreement between the Company and Union Bank of California, N.A. dated as of November 15, 2002, incorporated by reference to exhibit
                  10.3 to the Company's 10-Q filed on February 14, 2003.

  10.8 Warrant in favor of UNIONBANCAL EQUITIES, Inc. dated January 2, 2003, incorporated by reference to exhibit 10.4 to the Company's 10-Q filed on February 14, 2003.

  10.9 Discounted Loan Payoff Agreement dated March 31, 2003 by and among Union Bank of California, N.A., SVI, SVI Retail, Inc., Sabica Ventures, Inc. and SVI Training Products, Inc., incorporated by reference to exhibit 10.3 to the Company's Form 8-k filed on April 15, 2003.

  10.10 Unsecured Promissory Note dated March 31, 2003 in favor of Union Bank of California, incorporated by reference to exhibit
                  10.47 to the Company's Form S-1 filed on May 12, 2003.

  10.11 Amended and Restated Subordinated Promissory Note of the Company in favor of Softline Limited dated June 30, 2001, incorporated by reference to exhibit 10.26 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

  10.12 Investor Rights Agreement between the Company and Softline Limited dated as of January 1, 2002, incorporated by reference to exhibit 4.2 of the Company's Form 8-K filed May 16, 2002.

  10.13 Investors' Rights Agreement between the Company, Koyah Leverage Partners, L.P. and Koyah Partners, L..P., incorporated by reference to exhibit 10.3 to the Company's Form 8-K filed January 8, 2001.

  10.14 Investors' Rights Agreement among SVI Holdings, Inc., Koyah Leverage Partners, L.P. and Koyah Partners, L.P. dated July 19, 2002, incorporated by reference to exhibit 10.25 to the Company's Form S-1 filed on May 12, 2003.

  10.15 Form of Convertible Promissory Note, incorporated by reference to exhibit 10.31 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

EXHIBIT           DESCRIPTION
-------           -----------

  10.16 Amendment Agreement to between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated July 15, 2002, incorporated by reference to exhibit 10.11 to the Company's 10-K for fiscal year ended March 31, 2002.

  10.17 First Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated December 5, 2002, incorporated by reference to exhibit 10.6 to the Company's 10-Q filed on February 14, 2003.

  10.18 Second Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., and Raven Partners, L.P. dated March 14, 2003, incorporated by reference to exhibit 10.29 to the Company's Form S-1 filed on May 12, 2003.

  10.19 Third Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., and Raven Partners, L.P. dated March 28, 2003, incorporated by reference to exhibit 10.30 to the Company's Form S-1 filed on May 12, 2003..

  10.20 Fourth Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., and Raven Partners, L.P. dated April 3, 2003, incorporated by reference to exhibit 10.31 to the Company's Form S-1 filed on May 12, 2003.

  10.21 Summary of loan transactions between the Company and World Wide Business Centres, incorporated by reference to exhibit
                  10.12 to the Company's form 10-K for fiscal year ended March 31, 2002.

  10.22 Professional Services Agreement between SVI Retail, Inc. and Toys "R" Us dated July 10, 2001, incorporated by referenced to exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2001. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

  10.23           Purchase Agreement between the Company and Toys "R" Us, Inc.
                  dated May 29, 2002, incorporated by reference to exhibit 10.14 to the Company's form 10-K for fiscal year ended March 31, 2002.

  10.24 Convertible Note in favor of Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.15 to the Company's form 10-K for fiscal year ended March 31, 2002.

  10.25 Warrant in favor of Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.16 to the Company's form 10-K for fiscal year ended March 31, 2002.

  10.26 Development Agreement between the Company and Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit
                  10.17 to the Company's form 10-K for fiscal year ended March 31, 2002.

  10.27 Summary of lease terms for Carlsbad facility, incorporated by reference to exhibit 10.20 to the Company's form 10-K for fiscal year ended March 31, 2002.

  21              List of Subsidiaries.

  99.1            Certification of Chief Executive Officer

  99.2            Certification of Principal Financial and Accounting Officer

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 26, 2003               SVI SOLUTIONS, INC., A DELAWARE CORPORATION

                                   By:  /s/ Harvey Braun
                                        ---------------------------------------
                                   Harvey Braun, Chief Executive Officer
                                   (Principal Executive Officer)

                                   By:  /s/ Barry M. Schechter
                                        ---------------------------------------
                                   Barry M. Schechter, Chairman of the Board
                                   (Principal Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                             CAPACITY                                 DATE

/s/ Barry M. Schechter                           Chairman of the Board                      June 26, 2003
---------------------------------------
Barry M. Schechter

/s/ Harvey Braun                         Chief Executive Officer and Director               June 26, 2003
---------------------------------------
Harvey Braun

/s/ Steven Beck                              President and Chief Operating                  June 26, 2003
---------------------------------------          Officer and Director
Steven Beck

/s/ Donald S. Radcliffe                                Director                             June 26, 2003
---------------------------------------
Donald S. Radcliffe

/s/ Ivan M. Epstein                                    Director                             June 26, 2003
---------------------------------------
Ivan M. Epstein

/s/ Ian Bonner                                         Director                             June 26, 2003
---------------------------------------
Ian Bonner

/s/ Michael Silverman                                  Director                             June 26, 2003
---------------------------------------
Michael Silverman

/s/ Robert P. Wilkie                                   Director                             June 26, 2003
---------------------------------------
Robert P. Wilkie

                            FORM 10-K CERTIFICATIONS

I, Harvey Braun, Chief Executive Officer, certify that:

               1. I have reviewed this annual report on Form 10-K of SVI Solutions, Inc.;

               2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   By:  /s/ HARVEY BRAUN
                                                        -----------------------
                                                        Harvey Braun
                                                        Chief Executive Officer

     Date: June 26, 2003

I, Barry M. Schechter, Chairman of the Board, certify that:

               1. I have reviewed this annual report on Form 10-K of SVI Solutions, Inc.;

               2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/ BARRY SCHECHTER
                                   --------------------------------------------
                                   Barry M. Schechter, Chairman of the Board
                                   (Principal Financial and Accounting Officer)
     Date: June 26, 2003

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
SVI Solutions, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of SVI Solutions, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVI Solutions, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 7 to the consolidated financial statements, the Company adopted SFAS 142 effective April 1, 2002 and ceased amortization of goodwill.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 30, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of SVI Solutions, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of SVI Solutions, Inc. and subsidiaries (collectively, the "Company") (a majority owned subsidiary of Softline Limited) for the year ended March 31, 2001. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses from operations and negative working capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
July 13, 2001

SVI SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,        MARCH 31,
                                                                                         2003             2002
                                                                                     ------------     ------------
                                                                                 (in thousands, except share amounts)
ASSETS
Current assets:
     Cash and cash equivalents                                                       $     1,319      $     1,309
     Accounts receivable, net of allowance for doubtful
         accounts of $372 and $446, respectively                                           3,974            1,946
     Other receivables, including $3 and $31 from related parties, respectively               97              255
     Inventories                                                                              91              126
     Current portion - non-compete agreements                                                917              917
     Net assets from discontinued operations                                                 309               --
     Prepaid expenses and other current assets                                               225              150
                                                                                     ------------     ------------
              Total current assets                                                         6,932            4,703

Property and equipment, net                                                                  380              641
Purchased and capitalized software, net                                                   14,804           17,612
Goodwill, net                                                                             14,795           15,422
Non-compete agreements, net                                                                  668            1,585
Other assets                                                                                  58               42
                                                                                     ------------     ------------
              Total assets                                                           $    37,637      $    40,005
                                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Debt due to stockholders                                                        $     1,320      $       618
     Current portion of long-term debt                                                       649              435
     Accounts payable                                                                      2,941            1,497
     Accrued expenses                                                                      4,517            3,864
     Deferred revenue                                                                      1,561            3,528
     Income tax payable                                                                       --               98
                                                                                     ------------     ------------
              Total current liabilities                                                   10,988           10,040

Term loans refinanced in July 2002                                                            --            6,472
Convertible notes due to stockholders                                                         --            1,421
Convertible debentures                                                                     2,726               --
Other long-term liabilities                                                                   81              120
                                                                                     ------------     ------------
              Total liabilities                                                           13,795           18,053
                                                                                     ------------     ------------

Commitments and contingencies (Note 12)

Stockholders' equity:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized; Series A
         Convertible Preferred stock, 7.2% cumulative convertible 141,100 shares authorized and outstanding with a stated value of $100 per
         share, dividends in arrears of $1,269 and $254                                   14,100           14,100
     Committed common stock - 2,500,000 shares                                             1,383               --
     Common stock, $.0001 par value; 100,000,000 shares authorized;
         42,199,632 and 38,993,609 shares issued and 31,499,632 and
         28,293,609 shares outstanding                                                         4                4
     Additional paid-in capital                                                           57,751           54,685
     Retained (deficit) earnings                                                         (40,490)         (37,772)
     Treasury stock, at cost - 10,700,000 shares                                          (8,906)          (8,580)
     Shares receivable                                                                        --             (485)
                                                                                     ------------     ------------
              Total stockholders' equity                                                  23,842           21,952
                                                                                     ------------     ------------
              Total liabilities and stockholders' equity                             $    37,637      $    40,005
                                                                                     ============     ============

              The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                           YEAR ENDED MARCH 31,
                                                                            -------------------------------------------------
                                                                                2003              2002              2001
                                                                            -------------     -------------     -------------
                                                                                (in thousands, except per share data)
Net sales                                                                   $     22,296      $     26,715      $     28,049
Cost of sales                                                                      8,045            11,003            10,815
                                                                            -------------     -------------     -------------
              Gross profit                                                        14,251            15,712            17,234
                                                                            -------------     -------------     -------------
Expenses:
     Application development                                                       4,643             4,203             5,333
     Depreciation and amortization                                                 4,148             6,723             8,299
     Selling, general and administrative                                           8,072            12,036            16,985
     Impairment of capitalized software and goodwill                                  --                --             6,519
     Impairment of note receivable received in
         connection with the sale of IBIS Systems Limited                             --                --             7,647
                                                                            -------------     -------------     -------------
              Total expenses                                                      16,863            22,962            44,783
                                                                            -------------     -------------     -------------

Loss from operations                                                              (2,612)           (7,250)          (27,549)

Other income (expense):
     Interest income                                                                   1                 7               620
     Other income (expense)                                                           24               (56)               74
     Interest expense, including $128, $1,988 and $1,391 to
         related parties                                                          (1,088)           (3,018)           (3,043)
                                                                            -------------     -------------     -------------
              Total other expense                                                 (1,063)           (3,067)           (2,349)
                                                                            -------------     -------------     -------------

Loss before provision (benefit) for income taxes                                  (3,675)          (10,317)          (29,898)

     Provision (benefit) for income taxes                                             11                 2            (4,778)
                                                                            -------------     -------------     -------------
Loss before extraordinary item and change in accounting principle                 (3,686)          (10,319)          (25,120)

     Extraordinary item - Gain on debt forgiveness, net of taxes                   1,476                --                --
     Cumulative effect of changing accounting principle - Goodwill
         valuation under SFAS 142                                                   (627)               --                --
                                                                            -------------     -------------     -------------
Loss from continuing operations                                                   (2,837)          (10,319)          (25,120)

Discontinued operations:
     Income (loss) from operations of SVI Training Products, Inc., net
         of estimated income tax expense (benefit) of ($57), $37 and $1              119               220               (79)
     Loss from Australian operations, net of estimated
         income taxes benefit of $0 and ($833)                                        --            (4,559)           (3,746)
                                                                            -------------     -------------     -------------
Income (loss) from discontinued operations                                           119            (4,339)           (3,825)
                                                                            -------------     -------------     -------------
Net loss                                                                    $     (2,718)     $    (14,658)     $    (28,945)
                                                                            =============     =============     =============

Basic and diluted earnings (loss) per share:
     Loss before change in accounting principle                             $      (0.12)     $      (0.29)     $      (0.72)
     Gain on debt forgiveness                                                       0.05                --                --
     Loss from change in accounting principle                                      (0.02)               --                --
                                                                            -------------     -------------     -------------
     Loss from continuing operations                                               (0.09)            (0.29)            (0.72)
     Discontinued operations                                                          --             (0.12)            (0.11)
                                                                            -------------     -------------     -------------
         Net loss                                                           $      (0.09)     $      (0.41)     $      (0.83)
                                                                            =============     =============     =============

Basic and diluted weighted average common shares outstanding                      29,599            35,698            34,761
                                                                            =============     =============     =============

                   The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                             ACCUMULATED
                                                                                                   OTHER        OTHER
                                                  ADDITIONAL                          RETAINED     COMPRE-     COMPRE-
                            PREFERRED    COMMON    PAID-IN     TREASURY     SHARES    EARNINGS     HENSIVE     HENSIVE
                              STOCK      STOCK     CAPITAL      STOCK     RECEIVABLE  (DEFICIT)     LOSS         LOSS       TOTAL
                            ---------- ---------- ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                           (in thousands, except share amounts)
Balance, April 1, 2000                 $       3  $  53,454   $  (4,306)              $   5,831               $  (1,485)  $  53,497

Exercise of stock options                               792                                                                     792
Income tax benefit on stock
   options Exercised                                     84                                                                      84
Compensation expense for
   stock Options                                         28                                                                      28
Issuance of common stock
    warrants For services                                 6                                                                      6
Issuance of common stock
   (net of financing costs
    of $40,035)                                1      2,460                                                                   2,461
Issuance of common stock (net
   of $286,000 late
   registration fees)                                   214                                                                     214
Issuance of common stock for
     Services                                            70                                                                      70
Comprehensive loss:
   Net loss                                                                             (28,945)  $ (28,945)                (28,945)
   Other comprehensive loss:
     Translation adjustment                                                                          (1,214)     (1,214)     (1,214)
                                                                                                  ----------
       Comprehensive loss                                                                         $ (30,159)
                            ---------- ---------- ----------  ----------  ----------  ----------  ==========  ----------  ----------
Balance, March 31, 2001                $       4  $  57,108   $  (4,306)              $ (23,114)              $  (2,699)  $  26,993

Issuance of common stock for
    services and severance
    payments                                            441                                                                     441
Common stock to be returned                             485               $    (485)                                             --
Compensation expense for
  warrants granted                                      579                                                                     579
Interest charges on
  convertible notes due to
  stockholders                                          438                                                                     438
Warrants issued for late
  effectiveness of the
  registration for common
  stock sold in a private
  placement in fiscal 2001                              711                                                                     711
Offering costs                                         (711)                                                                   (711)
Liquidated damages for late
  effectiveness of the
  registration statement                                (60)                                                                    (60)
Issuance of Series A
  Preferred stock in exchange
  for common stock, sale of
  IBIS note receivable and
  settlement of Softline
  note payable              $  14,100                            (8,580)                                                      5,520
Retired treasury stock                               (4,306)      4,306                                                          --

                                                                                                                         (Continued)

                       The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                                                ACCUMULATED
                                                                                                      OTHER       OTHER
                                                       ADDITIONAL                        RETAINED     COMPRE-    COMPRE-
                          PREFERRED COMMITTED  COMMON   PAID-IN    TREASURY    SHARES    EARNINGS     HENSIVE    HENSIVE
                            STOCK     STOCK    STOCK    CAPITAL     STOCK    RECEIVABLE  (DEFICIT)     LOSS        LOSS      TOTAL
                          --------- --------- -------- ----------  --------  ----------  ----------  ----------  -------  ----------
                                                           (in thousands, except share amounts)
Comprehensive loss:
   Net loss                                                                                (14,658)  $ (14,658)             (14,658)
   Other comprehensive loss:
     Disposal of Australian
       operation                                                                                            --    2,699       2,699
                                                                                                     ----------
       Comprehensive loss                                                                            $ (14,658)
                          --------- --------- -------- ----------  --------  ----------  ----------              -------  ----------
Balance, March 31, 2002   $ 14,100            $     4  $  54,685   $(8,580)  $    (485)  $ (37,772)              $   --   $  21,952

Issuance of common stock
  for services and interest
  expense                                                    761                                                                761
Issuance of common stock to
  payoff a stockholder's note
  payable                                                    388                                                                388
Issuance of common stock and
  convertible note to payoff
  term loan                                                  787                                                                787
Issuance of common stock for
  liquidated damage charge
  for late effectiveness of
  the registration statement                                  60                                                                 60
Issuance of convertible note
  payable solely in common
  stock                                1,383                                                                                  1,383
Common stock returned                                       (474)                  485                                           11
Compensation expense for
  warrants and options
  granted                                                     32                                                                 32
Interest charges on
  convertible notes due to
  major customer                                             879                                                                879
Offering costs                                              (708)                                                              (708)
Interest charges on
  convertible debentures                                   1,341                                                              1,341
Adjustment to cost of
  treasury stock                                                      (326)                                                    (326)
Comprehensive loss:
   Net loss                                                                                 (2,718)  $  (2,718)              (2,718)
                                                                                                     ----------
       Comprehensive loss                                                                            $  (2,718)
                          --------- --------- -------- ----------  --------  ----------  ----------  ==========  -------  ----------
Balance, March 31, 2003   $ 14,100  $  1,383  $     4  $  57,751   $(8,906)  $      --   $ (40,490)              $   --   $  23,842
                          ========= ========= ======== ==========  ========  ==========  ==========              =======  ==========

                                                                                                                         (Concluded)

                       The accompanying notes are an integral part of these consolidated financial statements.

SVI SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  YEAR ENDED MARCH 31,
                                                                                     ----------------------------------------------
                                                                                         2003             2002              2001
                                                                                     ------------     ------------     ------------
                                                                                          (in thousands, except share amounts)
Cash flows from operating activities:
     Net loss                                                                        $    (2,718)     $   (14,658)     $   (28,945)
     Adjustments to reconcile net loss to net cash provided by (used for)
         operating activities:
         Depreciation and amortization                                                     4,148            7,069            9,540
         Cumulative effect of a change in accounting principle -
             Goodwill valuation under SFAS 142                                               627               --               --
         Impairment of note receivable                                                        --               --            7,647
         Impairment of intangible assets associated with discontinued
             operations                                                                       --               --            8,886
         Gain on debt forgiveness                                                         (1,476)              --               --
         Loss on disposal of Training Products and Australian operations                     129            3,171               --
         Compensation expense for stock options and warrants                                   8              579              112
         Interest charges on convertible debt                                                171              438               --
         Common stock issued for services rendered, severance and
             interest payments                                                               115              245               --
         Deferred income tax provision                                                        --             (149)          (4,396)
         Loss on sale of furniture and equipment                                              --               64                3
         Changes in assets and liabilities, net of effects of acquisitions:
             Accounts receivable and other receivables                                    (2,046)           2,548            5,126
             Accrued interest on note receivable                                              --               --             (555)
             Inventories                                                                      24               61               (8)
             Prepaid expenses and other current assets                                      (286)              60              157
             Accounts payable and accrued expenses                                         1,394           (1,892)           3,506
             Accrued interest on stockholders' loans and note payable                        853            2,295              944
             Deferred revenue                                                             (1,967)           1,642           (4,438)
             Income taxes payable                                                            (98)              98               --
                                                                                     ------------     ------------     ------------
                  Net cash provided by (used for) operating activities                    (1,122)           1,571           (2,421)
                                                                                     ------------     ------------     ------------

Cash flows from investing activities:
     Purchase of furniture and equipment                                                     (67)            (301)            (534)
     Proceeds from sale of furniture and equipment                                            --               13               --
     Purchase of software and capitalized software development costs                         (93)            (409)          (2,471)
                                                                                     ------------     ------------     ------------
                  Net cash used for investing activities                                    (160)            (697)          (3,005)
                                                                                     ------------     ------------     ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                   --               --            3,754
     Increase (decrease) in amounts due to stockholders, net                                (287)            (844)           9,855
     Proceeds from lines of credit                                                            --               --            1,555
     Proceeds from committed stock                                                         1,383               --               --
     Proceeds from convertible notes due to stockholders                                      --            1,260               --
     Proceeds from convertible debentures                                                  3,500               --               --
     Proceeds from short-term loan from related party                                        120               --               --
     Payments on term loans                                                               (3,303)          (1,243)         (13,231)
     Payments on short-term loan from related party                                         (120)              --               --
                                                                                     ------------     ------------     ------------
                  Net cash provided by (used for) financing activities                     1,293             (827)           1,933
                                                                                     ------------     ------------     ------------

                                                                                                                        (Continued)

                      The accompanying notes are an integral part of these consolidated financial statements.




SVI SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                  YEAR ENDED MARCH 31,
                                                                                     ----------------------------------------------
                                                                                         2003             2002              2001
                                                                                     ------------     ------------     ------------
                                                                                          (in thousands, except share amounts)

Effect of exchange rate changes on cash                                                       (1)              (5)             (78)
                                                                                     ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                                          10               42           (3,571)
Cash and cash equivalents, beginning of year                                               1,309            1,267            4,838
                                                                                     ------------     ------------     ------------
Cash and cash equivalents, end of year                                               $     1,319      $     1,309      $     1,267
                                                                                     ============     ============     ============

Supplemental disclosure of non-cash information:
     Interest paid                                                                   $       492      $     1,194      $     1,990
     Income taxes paid                                                               $        40               --      $       665

Supplemental disclosure of non-cash investing and financing activities:
     Issued 1,000,000 shares of common stock for part of term loan
         payoff                                                                      $       788               --               --
     Issued 1,010,000 shares of common stock to payoff a shareholder's
         loan                                                                        $       388               --               --
     Issued 38,380 shares of common stock for services to be provided                         --      $        31               --
     629,500 shares of common stock returned for service contract
         canceled after shares were issued                                           $      (474)     $       485               --
     Issuance of 141,000 shares of Series A Preferred Stock and Transfer of note receivable received from the sale of
         IBIS Systems Limited in exchange for 10,700,000 shares
         of common stock and settlement of Softline note payable                              --      $     5,520               --
     Issued 1,223,580, 168,208 and 54,845 shares of common stock for
         services rendered and interest payments                                     $       657      $       165      $        70
     Issued 500,000 shares of common stock for $214,000 in cash and $286,000 in accrued costs related to penalty for
         late effectiveness of the registration statement                                     --               --      $       286
     Issued 140,000 shares of common stock for accrued liquidated
         damages for late effectiveness of the registration statement                $        60               --               --
     Issued 5,000 warrants in connection with an equity financing                             --               --      $         8

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

SVI SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS CONDITIONS - We are a leading provider of software solutions and services to the retail industry. We provide high value innovative solutions that help retailers understand, create, manage and fulfill consumer demand. Up until April 1, 2003, we also developed and distributed PC courseware and skills assessment products for both desktop and retail applications through our SVI Training Products subsidiary. Our solutions and services have been developed specifically to meet the needs of the retail industry. Our solutions help retailers improve the efficiency and effectiveness of their operations and build stronger, longer lasting relationships with their customers. Effective April 1, 2003, we discontinued this line of business.

         PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements include the accounts of SVI Solutions, Inc. and our wholly-owned subsidiaries, SVI Retail, Inc., Sabica Ventures, Inc. and SVI Training Products, Inc. ("Training Products)", based in U.S., and SVI Retail (Pty) Limited based in Australia. The Australian subsidiary ceased operations effective February 2002 and the Training Products ceased operations effective April 1, 2003 (see Note 3). All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States.

         RECLASSIFICATIONS - Certain amounts in the prior periods have been reclassified to conform to the presentation for the fiscal year ended March 31, 2003. Such reclassifications did not have any effect on losses reported in prior periods.

         ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

         GOODWILL - Goodwill represents the excess of cost over the fair value of net assets acquired. Beginning April 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and ceased amortization of goodwill recorded in business combinations prior to June 30, 2001 (see Note 8). We review goodwill for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that its value has diminished or been impaired. Goodwill was amortized using the straight-line method over various periods not exceeding 10 years. As described in Note 8 to the consolidated financial statements, effective April 1, 1999, we revised our estimate of the useful life of goodwill from twenty years to ten years.

         PURCHASED AND CAPITALIZED SOFTWARE COSTS - Pursuant to the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," we capitalize internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis typically over three to ten years using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, we evaluate on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off (see Note 7).

         NON-COMPETE AGREEMENTS - Non-compete agreements represent agreements to retain key employees of acquired subsidiaries for a certain period of time and prohibit those employees from competing with us within a stated period of time after terminating employment with us. The amounts incurred are capitalized and amortized over the life of the agreements, generally ranging from two to six years.

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
         - We adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets, and supercedes Statement Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value cost to sell. Additionally SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The accounting prescribed in SFAS 144 was applied in connection with the disposal of the Australian operations in fiscal 2002 and the Training Products subsidiary sold on April 1, 2003.

         Prior to the adoption of SFAS 144, we evaluated our long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets or intangibles might not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets (see Notes 4, 7, 8 and 9). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         REVENUE RECOGNITION - We license software under non-cancelable agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

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

         REIMBURSABLE OUT-OF-POCKET EXPENSES - We adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Through March 31, 2002, we classified reimbursed out-of-pocket expenses as a reduction in cost of consulting services. The adoption of EITF 01-14 increased reported net sales and cost of sales; however, it did not affect the net income or loss in any post or future periods. Reimbursed expenses of $615,000 have been classified in both net sales and cost of sales for the year ended March 31, 2003 and we have reclassified reimbursed expenses of $1.1 million and $1.9 million to net sales and cost of sales in the consolidated statements of operations for the years ended March 31, 2002 and 2001, respectively.

         NET INCOME (LOSS) PER SHARE - As required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," we have presented basic and diluted earnings per share amounts. Basic earnings per share is calculated based on the weighted-average number of shares outstanding during the year, while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the year such as stock options, warrants and contingently issuable shares.

         INCOME TAXES - We utilize Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         TRANSLATION OF FOREIGN CURRENCY - The financial position and results of operations of our foreign division are measured using local currency as the functional currency. Revenues and expenses of such division have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Transaction gains and losses are deferred as a separate component of stockholders' equity, unless there is a sale or complete liquidation of the underlying foreign investments. Aggregate foreign currency transaction gains and losses are included in determining net earnings.

         ADVERTISING AND PROMOTIONAL EXPENSES - Advertising and promotional expenses are charged to expense as incurred and amounted to $60,000, $38,000 and $198,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

         COMPREHENSIVE INCOME - We utilize Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities and are included as a component of stockholders' equity.

         STOCK-BASED COMPENSATION - As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", we account for costs of stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, discloses the pro forma effect on net income (loss) and related per share amounts using the fair-value method defined in SFAS No. 123.

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

         CONCENTRATIONS - We maintain cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2003, the uninsured portion of these balances held at financial institutions aggregated to approximately $1.2 million. We have not experienced any losses in such accounts and believe it is not exposed to any significant credit risk on cash and cash equivalents.

         For the fiscal years ended March 31, 2003, 2002 and 2001, sales to one customer accounted for 31%, 47% and 33%, respectively, of total consolidated net sales. As of March 31, 2003 and 2002, our trade receivables from this customer accounted for 43% and 40%, respectively, of total consolidated receivables. As of March 31, 2003 and 2002, deferred revenues from this customer accounted for 0% and 48%, respectively, of total consolidated deferred revenue.

         RECENT ACCOUNTING PRONOUNCEMENTS - In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The accounting prescribed in SFAS 145 was applied in connection with the gain from extinguishment of our debt to Union Bank of California.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS No. 146 to have a significant effect on our results of operations or financial condition.

         In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS 147"), "Acquisition of certain Financial Institutions". SFAS 147 removes the requirement in SFAS 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or

         Disposal of Long-Lived Assets, to include certain financial institution related intangibles. This statement is not likely to have any impact on our consolidated financial statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will provide the comparative interim pro forma disclosures required by SFAS 148 beginning in first quarter ending June 30, 2003. SFAS 148 is not expected to have a material impact on the Company's financial statements.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accountings and disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others", which clarifies the requirement of SFAS No. 5, "Accounting for Contingencies", relating to a guarantor's accounting for and disclosures of certain guarantee issues. FIN 45 was applied to our guarantee of a line of credit facility from National Australia Bank Limited to our former Australian subsidiary (see Note
         2).

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand alone basis. We do not participate in variable interest entities.

         In November 2002, the FASB reached consensus on Emerging Issues Task Force Issue No. 00-21 ("EITF No. 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." In general, this issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if so, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF Issue 00-21 is applicable to arrangements entered into after June 15, 2003. We do not believe the application of EITF Issuer 00-21 will have any material impact on our consolidated financial statements.

         In April 2003, the FASB issued statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 further clarifies accounting for derivative instruments. We believe the adoption of this statement will have no material impact on our consolidated financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for CERTAIN Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our consolidated financial statements.

2.       DISCONTINUED OPERATIONS

         Effective April 1, 2003, we sold our wholly-owned subsidiary, SVI Training Products, Inc. ("Training Products") to our former president of Training Products for the sale price of $180,000 plus earnout payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain target. We received a promissory note for the amount of $180,000 and the earnout payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. The sale of the Training Products subsidiary resulted in a loss of $129,000, net of estimated income taxes, which was accrued for at March 31, 2003. The operating results of Training Products are shown as discontinued operations with the prior period results restated. The operating results reflected in income (loss) from operations are summarized as follows:

                  Year ended March 31,                               2003             2002             2001
                                                                     ----             ----             ----
                  Net sales                                       $  1,517         $  1,537         $  1,516
                  Income (loss) before taxes                      $    191         $    257         $    (80)
                  Taxes (benefits) on loss                             (57)              37                1
                  Net income (loss)                               $    248         $    220         $    (79)
                  Net income per share of common stock            $   0.01         $   0.01         $     --

         Our Australian subsidiary maintained an AUS$1,000,000 (approximately US$510,000) line of credit facility with National Australia Bank Limited. The facility was secured by substantially all of the assets of the Australian subsidiary, and we have guaranteed all amounts owing on the facility. The facility became due in February of each year, but had renewed annually. In April 2001, we received a formal demand under the guarantee for the full AUS$971,000 (approximately US$495,000) then alleged by the bank to be due under the facility. Due to the declining performance of the Australian subsidiary, we decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was however subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in April 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to the entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, we may be called upon to pay the deficiency under our guarantee to the bank. We have accrued $187,000 as the maximum amount of our potential exposure. The receiver has also claimed that we are obligated to it for inter-company balances of $636,000, but we do not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by us to the Australian subsidiary offsetting the amount claimed to be due.

         The disposal of the Australian subsidiary resulted in a loss of $3.2 million. The operating results of the Australian subsidiary are shown as discontinued operations with the prior period results restated. The operating results reflected in loss from discontinued operations are summarized as follows:

                                                                                  Year ended March 31,
                                                                                  2002             2001
                                                                                  ----             ----
                  Net sales                                                     $ 2,363          $  4,959
                  Income (loss) before taxes                                    $(1,056)         $ (4,580)
                  Taxes (benefits) on loss                                          332              (833)
                  Net income (loss)                                             $(1,388)         $ (3,746)
                  Net income (loss) per share of common stock                   $ (0.04)         $  (0.11)

3.       ASSET IMPAIRMENT CHARGES

         In the fiscal year ended March 31, 2001, we evaluated the recoverability of the long-lived assets in accordance with the evaluation of our long-lived assets as described in Note 1. In determining the amount of impairment, we compared the net book value of the long-lived assets associated with the Australian operations, primarily consisting of recorded goodwill and software intangibles, to their estimated fair values. Fair values were estimated based on anticipated future cash flows of our operations consistent with the assets' remaining useful lives. The anticipated future cash flows were then discounted at 13%, which approximates our interest rate on our amended and restated loan agreement in fiscal year ended March 31, 2001. Accordingly, we recorded impairment of goodwill of $2.3 million and capitalized software of $6.6 million, of which $2.4 million was classified as discontinued operations, in the fiscal year ended March 31, 2001.

         We also recorded an impairment charge to our note receivable in the fiscal year ended March 31, 2001 (See Note 4).

4.       NOTE RECEIVABLE

         In connection with the sale of our United Kingdom subsidiary, IBIS Systems Limited ("IBIS") to Kielduff Investments Limited ("Kielduff") in the fourth quarter of fiscal 1999, we recorded a note receivable (the "Note") of $13.6 million. The Note bore interest at 2% over the base prime rate for United States dollar deposits quoted by the Hong Kong Shanghai British Columbia Bank plc, and principal and interest were originally due October 1, 1999. In September 1999, the Note was extended to February 15, 2000 to allow Kielduff sufficient time to complete a combination of several companies under a common name, Integrity Software, Inc. ("Integrity"), and register this newly formed entity for trading on a United States exchange. The Note was further extended to November 15, 2000 to accommodate the registration and underwriting process related to Integrity. In September 2000, we discontinued accruing interest on the Note. The Note was secured by approximately 11% of the outstanding shares of Integrity. We also had the right to convert all sums due from Kielduff into shares of Integrity at our option. We did not exercise our option to convert any amount of the Note into shares of Integrity. Kielduff did not pay the Note on the November 15, 2000 due date. Given our lack of ability to enforce collection on the due date, we classified the Note as long term. We engaged Business Valuation Services, Inc. ("BVS") to perform an analysis of the fair value of the Note's underlying collateral at each quarter during fiscal year 2001. After consideration of the BVS reports and other relevant data, we concluded that the fair value of the collateral underlying the Note was impaired. Thus, during the fiscal year ended March 31, 2001, we recorded an impairment of $7.6 million. The carrying value of the Note at March 31, 2001 was $7.0 million.

         Effective January 1, 2002, we transferred the Note to Softline Limited ("Softline"), a major stockholder, in connection with an integrated series of transactions with Softline (see Notes 10 and 13). The transactions with Softline were as follows:

         1. We transferred to Softline the note received in connection with the sale of IBIS.
         2. We issued to Softline 141,000 shares of newly-designated Series A Convertible Preferred Stock ("Series A Preferred").
         3. In consideration of the above, Softline released us from our obligations related to the note payable due to Softline. Softline also surrendered 10,700,000 shares of our common stock held by Softline.

         No gain or loss was recognized in connection with the disposition of the Note or the other components of the transactions.

5.       PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2003 and 2002 consisted of the following (in thousands):

                                                                                 2003             2002
                                                                           --------------    --------------
              Computer equipment and purchased software                    $       2,321     $       2,299
              Furniture and fixtures                                                 474               473
              Leasehold improvements                                                 406               400
                                                                           --------------    --------------
                                                                                   3,201             3,172
              Less accumulated depreciation and amortization                       2,821             2,531
                                                                           --------------    --------------
                  Total                                                    $         380     $         641
                                                                           ==============    ==============

         Depreciation and amortization expense from continuing operations for the fiscal years ended March 31, 2003, 2002 and 2001 was $330,000, $520,000 and $698,000, respectively. Depreciation and amortization expense from discontinued operations for the fiscal years ended March
         31, 2003, 2002 and 2001 was $0, $46,000 and $173,000, respectively.

6.       CAPITALIZED SOFTWARE

         Capitalized software at March 31, 2003 and 2002 consisted of the following (in thousands):

                                                                                 2003             2002
                                                                           --------------    --------------

              Software                                                     $      28,221     $      28,128
              Less accumulated amortization                                       13,417            10,516
                                                                           --------------    --------------
              Total                                                        $      14,804     $      17,612
                                                                           ==============    ==============

         Amortization expense from continuing operations for the fiscal years ended March 31, 2003, 2002 and 2001 was $2.9 million, $2.9 million and $3.4 million, respectively. Amortization expense from discontinued operations for the fiscal years ended March 31, 2002 and 2001 was $300,000 and $751,000, respectively. We recorded an impairment of $6.6 million to the capitalized software associated with our discontinued Australian subsidiary in fiscal 2001, of which $2.4 million was classified as discontinued operations (see Note 2).

7.       GOODWILL

         Effective April 1, 1999, in evaluating the economic benefit and useful lives of goodwill obtained in connection with our acquisition of Divergent Technologies Pty. Ltd., Chapman Computers Pty. Ltd., Applied Retail Solutions, Inc. and Island Pacific Systems Corporation, management determined that the period of amortization should be revised from twenty years to ten years. Accordingly, the unamortized cost of such assets at April 1, 1999 have been allocated to the reduced number of remaining periods in the revised useful life.

         We adopted SFAS 142 effective April 1, 2002 and ceased amortization of goodwill we recorded in business combinations prior to June 30, 2001. SFAS 142 prohibits the amortization of goodwill and certain other intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets continue to be amortized over their useful lives.

         Pursuant to SFAS 142, we completed the transitional analysis of goodwill impairment as of April 1, 2002 and recorded an impairment of $627,000 as a cumulative effect of a change in accounting principle in the quarter ended June 30, 2002. We also completed our annual test for goodwill impairment during fourth quarter 2003 and found no indication of impairment of the goodwill allocated to the individual reporting units. Accordingly, absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2004.

         We also evaluated the remaining useful lives of our intangible assets in the quarter June 30, 2002 and during the fourth quarter 2003. No adjustments have been made to the useful lives of our intangible assets.

         Goodwill at March 31, 2003 and 2002 consisted of the following (in thousands):

                                                                                 2003             2002
                                                                           --------------    --------------
              Cost                                                         $      21,288       $    21,915
              Less accumulated amortization                                        6,493             6,493
                                                                           --------------    --------------
              Total                                                        $      14,795     $      15,422
                                                                           ==============    ==============

         The amortization expense for twelve months ended March 31, 2002 and 2001 was $2.2 million, and $2.6 million, respectively. We recorded an impairment to the goodwill associated with our discontinued Australian subsidiary of approximately $2.3 million at March 31, 2001 (see Note
         2).

         The following table reconciles net loss and loss per share as reported for the years ended March 31, 2003, 2002 and 2001 to net loss and loss per share as adjusted to exclude amortization expense, net of taxes, related to goodwill that are no longer being amortized (in thousands).

                                                        YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                         MARCH 31,        MARCH 31,        MARCH 31,
                                                           2003             2002             2001
                                                       ------------     ------------     ------------
              Reported net loss                        $    (2,718)     $   (14,658)     $   (28,945)
              Add back:  Goodwill amortization                  --            2,220            2,618
                                                       ------------     ------------     ------------
                    Adjusted net loss                  $    (2,718)     $   (12,438)     $   (26,327)
                                                       ============     ============     ============

              Basic and diluted loss per share:
                    Reported net loss                  $     (0.09)     $     (0.41)     $     (0.83)
                    Goodwill amortization                       --             0.06             0.07
                                                       ------------     ------------     ------------

                           Adjusted net loss           $     (0.09)     $     (0.35)     $     (0.76)
                                                       ============     ============     ============

                 Basic and diluted weighted
                   average common shares outstanding        29,599           35,698           34,761

8.       NON-COMPETE AGREEMENTS

         Non-compete agreements as of March 31, 2003 and 2002 are as follows (in thousands):

                                                                                 2003             2002
                                                                           --------------    --------------
              Cost                                                         $       6,986     $       6,986
              Less accumulated amortization                                        5,401             4,484
                                                                           --------------    --------------
              Total                                                                1,585             2,502

              Current portion                                                        917               917
                                                                           --------------    --------------
              Long-term portion                                            $         668     $       1,585
                                                                           ==============    ==============

         The amortization expense for the twelve months ended March 31, 2003, 2002 and 2001 was $917,000, $1.1 million and $1.6 million, respectively.

9.       TERM LOANS

         TERM LOAN DUE TO BANK

         Our term loans at March 31, 2003 and 2002 consist of the following (in thousands):

                                                                                 2003             2002
                                                                           --------------    --------------

              Term loans payable to bank                                   $          --     $       6,907
              Less term loans payable to bank classified
                  as long-term as discussed below                                     --             6,472
                                                                           --------------    --------------
              Current portion of term loans                                $          --     $         435
                                                                           ==============    ==============

         Effective June 29, 2001, the term loan was amended and restated. Under the restated term loan agreement, the Bank extended the maturity date to May 1, 2002. The restated agreement also provided for us, at our option, to receive a further extension of six months (i.e., until November 1, 2002), subject to certain conditions. Interest on the term loan accrued and was payable monthly at a rate per annum equal to the Bank's reference rate plus five percentage points. The restated agreement included affirmative covenants regarding our maintaining and obtaining certain financial ratios. We were required to make monthly principal payments of $50,000 starting October 1, 2001.

         On March 18, 2002, the loan agreement was amended to release certain collateral from the pledge to the Bank, and to instead pledge to the Bank 10,700,000 shares of our common stock surrendered by Softline in the related recapitalization transactions with Softline described in Notes 4, 9 and 13. The release collateral consisted of shares of capital stock of our Australian subsidiary, and the IBIS note and related shares of Integrity Software.

         On May 21, 2002, the Bank further amended the loan agreement to extend the maturity date to May 1, 2003 and to revise other terms and conditions. We agreed to pay to the Bank $100,000 as a loan extension fee, payable in four monthly installments of $25,000 each commencing on June 30, 2002. If we failed to pay any installment when due, the loan extension fee increased to $200,000, and the monthly payments increased accordingly. We also agreed to pay all overdue interest and principal by June 30, 2002, and to pay monthly installments of $24,000 commencing on June 30, 2002 and ending April 30, 2003 for the Bank's legal fees.

         We were not able to make the payments required in June 2002. We were also out of compliance with certain financial covenants as of June 28, 2002. Effective July 15, 2002, the Bank further amended the restated term loan agreement, and waived the then existing defaults. Under this third amendment to the restated agreement, the Bank agreed to waive the application of the additional 2% interest rate for late payments of principal and interest, and to waive the additional $100,000 refinance fee required by the second amendment. The Bank also agreed to convert $361,000 in accrued and unpaid interest and fees to term loan principal, and we executed a new term note in total principal amount of $7.2 million. We were required to make a principal payment of $35,000 on October 15, 2002, principal payments of $50,000 on each of November 15, 2002 and December 15, 2002, and consecutive monthly principal payments of $100,000 each on the 15th day of each month thereafter through August 15, 2003. The entire amount of principal and accrued interest was due August 31, 2003. The Bank also agreed to eliminate certain financial covenants and to ease others, and we were in compliance with the revised covenants.

         On January 2, 2003, we issued a warrant to an affiliate of the Bank to purchase up to 1.5 million shares of our common stock for $0.01 per share. The warrant was exercisable for shares equal to 1% of our outstanding common stock on January 2, 2003, and would become exercisable for shares equal to an additional 0.5% of outstanding common stock on the first day of each month thereafter, until it was exercisable for the full 4.99% of the outstanding common stock. The warrant would not become exercisable to the extent that the Company discharged in full the Bank indebtedness prior to a vesting date.

         On March 31, 2003, we entered into a Discounted Loan Payoff Agreement with the Bank. Under this agreement, we paid the Bank $2.8 million from the sale of 9% convertible debentures to certain investors (see Note
         10). We also issued to the Bank 1 million shares of our common stock, valued at $788,000, and a $500,000 one-year unsecured, non-interest bearing convertible note payable in either cash or stock, at our option. The cash payment, shares and convertible note were accepted by the Bank in full satisfaction of our debt to the Bank. The Bank also canceled the warrant to purchase 1.5 million shares of our common stock and returned all collateral held, including 10.7 million shares of our common stock pledged as security. The 10.7 million shares were canceled and retired in May 2003. In March 2003, the Board decided that the $500,000 convertible note will be converted solely for equity and will not be repaid in cash. However, as the conversion price cannot be determined at the date of this report; therefore, this convertible note has been reported as current liability as it becomes payable on March 31, 2004. In connection with the settlement of the debt to the Bank, we reported as extra-ordinary gain of $1.5 million.

         SUBORDINATED TERM LOAN DUE TO STOCKHOLDER

         During the second quarter of fiscal 2001, Softline loaned us $10 million for the purpose of making a $10 million principal reduction on the Bank term loan. This loan was unsecured and was subordinated to the term loan. The loan bore interest at 14% per annum, payable monthly, and had a stated due date of August 1, 2001. We did not pay monthly interest and had accrued $1.0 million interest as of March 31, 2001. There were no financial covenants or restrictions related to the Softline loan. Effective June 30, 2001, the terms of the loan with Softline were amended. Included in the amendment was an extension of the maturity date to November 1, 2002.

         We agreed to reimburse Softline for costs associated with this loan in the amount of $326,000, which was fully accrued for as of March 31, 2001 and was paid off in fiscal 2003. These costs were to be amortized over the initial 13-month life of the loan.

         Effective January 1, 2002, we entered into an integrated series of transactions with Softline where Softline agreed to release our obligations relating to this loan. For further discussion of the transactions with Softline (see Notes 4 and 13).

         During the fiscal year ended March 31, 2001, we borrowed $0.6 million from a subsidiary of Softline on a short-term basis (see Note 16).

         Interest expense included interest due to Softline and its subsidiary for the fiscal years ended March 31, 2003, 2002 and 2001 of $0, $1.3 million and $1.0 million, respectively. Interest expense for the fiscal years ended March 31, 2003, 2002 and 2001 also included interest due to other stockholders in the amount of $128,000, $56,000 and $130,000 respectively.

10.      CONVERTIBLE DEBT

         CONVERTIBLE NOTE DUE TO STOCKHOLDERS

         In May and June 2001, we entered into Subscription Agreements with a limited number of accredited investors related to existing stockholders for gross proceeds of $1.3 million. Each unit consisted of a convertible promissory note and warrants to purchase 250 shares of our common stock for each $1,000 borrowed by us. The holders of the notes had the option to convert the unpaid principal and interest at any time at a conversion price of $1.35. The notes matured on August 30, 2001 and earned interest at 12% per annum to be paid at maturity.

         The interest rate increased to 17% per annum on August 30, 2001 as a result of the non-payment on the maturity date.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.35 and our stock price on the date of issuance of the notes was considered to be interest expense. It was recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first became convertible. We recognized interest expense of $191,000 in the accompanying statement of operations for the fiscal year ended March 31, 2002.

         Each warrant entitled the holder to purchase one share of our common stock at an exercise price of $1.50. The warrants were to expire three years from the date of issuance. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $247,000 and was included in interest expense in the accompanying statement of operations for the year ended March 31, 2002.

         In July 2002, we agreed to amend the terms of the notes and warrants issued to these investors. The investors agreed to replace the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. We are required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. The investors agreed to reduce accrued interest and late charges on the original notes by up to $16,000, and to accept the reduced amount in 527,286 shares of our common stock valued at $0.41 per share, which was the average closing price of the shares on the American Stock Exchange for the 10 trading days prior to July 19, 2002. The new notes are convertible at the option of the holders into shares of our common stock valued at $0.60 per share. We do not have the right to prepay the notes. In December 2002, the investors agreed to extend the payments of accrued interest to September 30, 2003.

         We also agreed that the warrants previously issued to the investors to purchase an aggregate of 3,033,085 shares of common stock at exercise prices ranging from $0.85 to $1.50, and expiring on various dates between December 2002 and June 2004, would be replaced by new warrants to purchase an aggregate of 1,600,000 shares at $0.60 per share, expiring July 19, 2007.

         We also agreed to file a registration statement with the Securities and Exchange Commission for the resale of all shares held by or obtainable by these investors. The registration statement was filed on May 12, 2003. In the event such registration statement is not declared effective by the SEC by June 30, 2003, we will be obligated to issue five-year penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For the first and second 30 day periods after June 30, 2003 in which the registration statement is not effective, we will be obligated to issue additional warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For each 30 day period thereafter in which the registration statement is not effective, we will be obligated to issue additional penalty warrants for the purchase of 2.5% of total number of registrable securities at an exercise price of $0.60 per share. No further penalty warrants will accrue from the original registration obligation to these investors (see Note 13).

         As of March 31, 2003 and 2002, the balance of these convertible notes was $1.3 million and $1.4 million, respectively, which included accrued interest of $70,000 and $171,000, respectively. Interest expense related to these convertible notes was $115,000 and $609,000 in the fiscal years ended March 31, 2003 and 2002, respectively.

         CONVERTIBLE DEBENTURES

         On March 31, 2003, we entered into a Securities Purchase Agreement for the sale to a group of investors convertible debentures, convertible into shares of our common stock at a conversion price of $1.02 per share, for the total proceeds of $3.5 million. $2.8 million of the proceeds were used to pay our debt to the Bank (see Note 9). The debentures mature in May 2005 and bear an interest rate of 9% per annum. Interest are payable on a quarterly basis beginning June 1, 2003, at our option, in cash or shares of common stock. If certain conditions are met, we have the right, but not the obligation, to redeem the debentures at 110% of their face value, plus accrued interest. Commencing in February 2004, we must redeem $219,000 per month of the debenture. Furthermore, if the daily volume weighted average price of our common stock on the American Stock Exchange exceeds $1.02 by more than 200% for 15 consecutive trading days, we will have the option to cause the investors to convert their debentures into common stock.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the notes was considered to be interest expense. It was recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first became convertible. We recognized interest expense of $715,000 against the extra-ordinary gain of debt forgiveness, related to the payoff of our debt to the Bank, in the accompanying statement of operations for the fiscal year ended March 31, 2003.

         The investors also each received a warrant to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.02 per share. The warrants are to expire five years from the date of issuance. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $625,000 and will be amortized as interest expense over the life of the convertible debentures.

         As of March 31, 2003, the balance of these convertible debentures was as follows (in thousands):

                  Convertible debentures                      $       3,500,000
                  Less:  unamortized debt discount                      625,000
                                                              ------------------
                                                                      2,875,000
                  Current portion                                       149,000
                                                              ------------------
                  Long-term portion                           $       2,726,000
                                                              ==================

11.      COMMITTED STOCK

         In May 2002, Toys "R" Us, Inc. ("Toys"), our major customer, agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 shares of common stock. In connection with this transaction, Toys signed a two-year software development and services agreement (the "Development Agreement") that expires in February 2004. The purchase price is payable in installments through September 27, 2002. The note is non-interest bearing, and the face amount is either convertible into shares of common stock valued at $0.553 per share or payable in cash at our option, at the end of the term. The note is due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the Development Agreement. We do not have the right to prepay the convertible note before the due date. The face amount of the note is 16% of the $1.3 million purchase price as of May 29, 2002, and increases by 4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount is the full $1.3 million purchase price. The face amount will cease to increase if Toys terminates the Development Agreement for a reason other than our breach. The face amount will be zero if we terminate the Development Agreement due to an uncured breach by Toys of the Development Agreement. At March 31, 2003, we had received the full proceeds of $1.3 million and the face amount of the note is $774,000.

         The warrant entitles Toys to purchase up to 2,500,000 of shares of our common stock at $0.553 per share. The warrant is initially vested as to 400,000 shares as of May 29, 2002, and vests at the rate of 100,000 shares per month until February 28, 2004. The warrant will cease to vest if Toys terminates the Development Agreement for a reason other than our breach. The warrant will become entirely non-exercisable if we terminate the Development Agreement due to an uncured breach by Toys of the Development Agreement. Toys may elect a "cashless exercise" where a portion of the warrant is surrendered to pay the exercise price. At March 31, 2003, 1.4 million shares of the warrant are exercisable.

         The note conversion price and the warrant exercise price are each subject to a 10% reduction in the event of an uncured breach by us of certain covenants to Toys. These covenants do not include financial covenants. Conversion of the note and exercise of the warrant each require 75 days advance notice. We also granted Toys certain registration rights for the shares of common stock into which the note is convertible and the warrant is exercisable.

         In November 2002, the Board decided that this note will converted solely for equity and will not be repaid in cash. The note therefore has been classified as equity at March 31, 2003.

         In accordance with generally accepted accounting principles, the difference between the conversion price of the note of $0.553 and our stock price on the date of issuance of the note was considered to be interest expense. For the year ended March 31, 2003, we recorded a charge of $151,000 representing a proportion of the total debt discount.

         We have also allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. For the year ended March 31, 2003, we recognized $20,000 as interest expense. The remaining value of the detachable warrants of $574,000 has been recorded as an offering cost and as such, there is no effect on our consolidated statement of operations.

12.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - We lease office space and various automobiles under non-cancelable operating leases that expire at various dates through the year 2006. Certain leases contain renewal options. Future annual minimum lease payments for non-cancelable operating leases at March 31, 2002 are summarized as follows (in thousands):

              YEAR ENDING MARCH 31:
              2004                                               $         736
              2005                                                         708
              2006                                                         195
              2007                                                           7
                                                                 --------------
                                                                 $       1,646
                                                                 ==============

         Rent expense was $891,000, $1.2 million and $1.5 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

         EMPLOYEE BENEFIT PLAN - Effective January 1, 1999, we adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees employed in the United States ("401(k) Plan"). Eligible participants may contribute up to $10,000 or 20% of their total compensation, whichever is lower. Up until July 1, 2000, we matched 50% of the employee's contributions, up to 3% of the employee's total compensation and made discretionary contributions to the plan. Participants will be immediately vested in their personal contributions and over a six year graded schedule for amounts contributed by us. Effective, July 1, 2000, we amended the 401(k) Plan to for the following items: (a) our matching contribution equal to 50% of the employee's contributions, up to 6% of the employee's total compensation and (b) eligible participants may defer up to $12,000 or 18% of their total compensation, whichever is lower. Effective January 1, 2002, we ceased matching contributions. We made matching contributions to the 401(k) Plan of approximately $125,000 and $359,000 in the fiscal years ended March 31, 2002 and 2001, respectively.

         LITIGATION -In April of 2002, our former CEO, Thomas Dorosewicz, filed a demand with the California Labor Commissioner for $256,250 in severance benefits allegedly due under a disputed employment agreement, plus attorney's fees and costs. Mr. Dorosewicz's demand was later increased to $283,894. On June 18, 2002, we filed an action against Mr. Dorosewicz and an entity affiliated with him in San Diego Superior Court, Case No. GIC790833, alleging fraud and other causes of action relating to transactions Mr. Dorosewicz caused us to enter into with his affiliates and related parties without proper board approval. On July 31, 2002, Mr. Dorosewicz filed cross-complaints in that action alleging breach of statutory duty, breach of contract, fraud and other causes of action related to his employment with us and other transactions he entered into with us. These matters are still pending and the parties have agreed to resolve all claims in binding arbitrations, scheduled for September 2003. We cannot at this time predict what will be the outcome of these matters.

         On May 15, 2002, an employee who is currently out on disability/worker's compensation leave filed a claim with the California Labor Commissioner seeking $41,000 in alleged unpaid commissions. In or about December of 2002, the employee filed a discrimination claim against us with the Department of Fair Employment and Housing, alleging harassment and sexual orientation discrimination. We have responded appropriately to both the wage claim and the discrimination allegations, which we believe lack merit based on present information.

         On August 30, 2002, Cord Camera Centers, Inc., an Ohio corporation ("Cord Camera"), filed a lawsuit against one of our subsidiaries, SVI Retail, Inc. ("SVI Retail") as the successor to Island Pacific Systems Corporation, in the United States District Court for the Southern District of Ohio, Eastern Division, Case No. C2 02 859. The lawsuit claims damages in excess of $1.5 million, plus punitive damages of $250,000, against SVI Retail for alleged fraud, negligent misrepresentation, breach of express warranties and breach of contract. These claims pertain to the following agreements between Cord Camera and Island Pacific: (i) a License Agreement, dated December 1999, as amended, for the use of certain software products, (ii) a Services Agreement for consulting, training and product support for the software products and (iii) a POS Software Support Agreement for the maintenance and support services for a certain software product. At this time, we cannot predict the merits of this case because it is in its preliminary state and discovery has not yet commenced. However, SVI Retail intends to defend vigorously the action and possibly file one or more counter-claims. The U.S. District Court of Ohio has proper jurisdiction over us, and a trial is scheduled for May 2004.

         In mid-2002, we were the subject of an adverse judgment entered against it in favor of Randall's Family Golf Centers, ("Randall") in the approximate sum of $61,000. The judgment was entered as a default judgment, and is based on allegations that we received a preferential transfer of funds within 90 days of the filing by Randall of a chapter 11 case in the United States Bankruptcy Court for the Southern District of New York. We and Randall agreed to settle this claim for $12,500 subject to the settlement receiving approval by the U.S. Bankruptcy Court.

         On December 16, 2002, Chapter 11 Debtors Natural Wonders, Inc. and World of Science, Inc. (collectively "Debtors") filed an adversary proceeding against our subsidiary SVI Retail, Inc. seeking to avoid and recover preferential transfers. The Debtors sought recovery of approximately $84,000, which it had previously paid to SVI Retail for goods and services rendered. On March 12, 2003, the Debtors and SVI Retail settled the adversary proceeding for $18,000.

         On November 22, 2002, UDC Homes, Inc and UDC Corporation now known as Shea Homes, Inc. served Sabica Ventures, Inc. ("Sabica"), our wholly-owned subsidiary, and Island Pacific, Inc., an operating division of SVI Solutions, Inc., ("Island Pacific") with a cross-complaint for indemnity on behalf of an entity identified in the summons as Pacific Cabinets. Sabica and Island Pacific filed a notice of motion and motion to quash service of summons on the grounds that neither Sabica nor Island Pacific has ever done business as Pacific Cabinets and has no other known relation to the construction project that is the subject of the cross-complaint and underlying complaint. A hearing on Sabica's and Island Pacific's motion to quash occurred on May 22, 2003 and was subsequently denied.

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

13.      PREFERRED STOCK, COMMON STOCK, TREASURY STOCK, STOCK OPTIONS AND
         WARRANTS

         PRIVATE PLACEMENTS - In March 2000, we received $2.9 million from the sale of common stock to an investor. We agreed to register the shares with the Securities and Exchange Commission ("SEC"). The shares carried a "repricing right" which entitled the investor to receive additional shares upon the occurrence of certain events. In October 2000, we issued 375,043 shares in satisfaction of the repricing right.

         In October 2000, the SEC declared effective the registration statement. We became obligated to pay to the investor liquidated damages for late effectiveness of the registration statement in the amount of $286,000. The investor agreed in March 2001 to accept 286,000 shares of common stock in satisfaction of the liquidated damages and agreed to purchase an additional 214,000 shares of common stock for $214,000. In connection with this agreement, we issued the investor a two-year warrant to purchase up to 107,000 shares of common stock at $1.50 per share. This warrant had expired and was canceled at March 31, 2003.

         We agreed to register all of the shares sold in March 2001, and those that it may sell under the warrant, with the SEC. We became obligated to pay to the investor liquidated damages in the amount of $60,000. In April 2002, we issued to the investor 140,000 shares of common stock in satisfaction of the liquidated damages.

         In December 2000, we received $1.5 million from the sale of common stock and warrants to a limited number of accredited investors. As part of the same transaction, the investors purchased in January 2001 an additional $0.5 million of common stock and warrants, and two of the investors purchased in February 2001 an additional $0.5 million of common stock and warrants on the same terms and conditions. We issued a total of 2,941,176 shares of common stock and 1,470,590 warrants to purchase common stock at an exercise price of $1.50 as a result of the aforementioned transaction. We agreed to register the common shares purchased and the common shares issuable upon the exercise of warrants with the Securities and Exchange Commission. We filed a registration statement in January 2001 to register these shares, but it did not become effective. We issued 1,249,997 penalty warrants with a strike price of $0.85 per share, with a fair value of $740,000, as required under an agreement with the investors. We were obligated to issue to each investor a warrant for an additional 2.5% of the number of shares purchased by that investor in the private placement for each continuing 30-day period during which a registration statement is not effective.

         In July 2002, we and the investors agreed to revise the terms of the foregoing warrants and to cease accruing penalty warrants from the original obligation. We also agreed that the warrants previously issued to the investors to purchase an aggregate of 3,033,085 shares of common stock at exercise prices ranging from $0.85 to $1.50, and expiring on various dates between December 2002 and June 2004, would be replaced by new warrants to purchase an aggregate of 1,600,000 shares at $0.60 per share, expiring July 19, 2007.

         We also agreed to file a registration statement with the Securities and Exchange Commission for the resale of all shares held by or obtainable by these investors. The registration statement was filed on May 12, 2003. In the event such registration statement is not declared effective by the SEC by June 30, 2003, we will be obligated to issue five-year penalty warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For the first and second 30 day periods after June 30, 2003 in which the registration statement is not effective, we will be obligated to issue additional warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For each 30 day period thereafter in which the registration statement is not effective, we will be obligated to issue additional penalty warrants for the purchase of 2.5% of total number of registrable securities at an exercise price of $0.60 per share. No further penalty warrants will accrue from the original registration obligation to these investors (see Note 10).

         PREFERRED STOCK - The Series A Preferred has a stated value of $100 per share and is redeemed at our option any time prior to the maturity date of December 31, 2006 for 107% of the stated value and accrued and unpaid dividends. The shares are entitled to cumulative dividends of 7.2% per annum, payable semi-annually. At March 31, 2003 and 2002, dividends in arrears amount to $1.3 million or $9.00 per share and $254,000 or $1.80 per share, respectively. The holders may convert each share of Series A Preferred at any time into the number of shares of our common stock determined by dividing the stated value plus all accrued and unpaid dividends, by a conversion price initially equal to $0.80. The conversion price will increase at an annual rate of 3.5% calculated on a semi-annual basis. The Series A Preferred is entitled upon liquidation to an amount equal to its stated value plus accrued and unpaid dividends in preference to any distributions to common stockholders. The Series A Preferred has no voting rights prior to conversion into common stock, except with respect to proposed impairments of the Series A Preferred rights and preferences, or as provided by law. We have the right of first refusal to purchase all but not less than all of any shares of Series A Preferred or shares of common stock received on conversion which the holder may propose to sell to a third party, upon the same price and terms as the proposed sale to a third party.

         COMMON STOCK - During fiscal year ended March 31, 2003, we issued the following:

                  o an aggregate of 91,666 shares of common stock totaling $36,000 to consultants for services rendered in the prior periods.

                  o an aggregate of 96,666 shares of common stock totaling $26,000 to consultants for services rendered in the current year.

                  o an aggregate of 120,000 shares of common stock totaling $60,000 to our attorney for legal services rendered in prior periods.

                  o 15,000 shares of common stock, with fair value of $7,000 to an attorney for legal services provided in the current year.

                  o 140,000 shares of common stock in satisfaction of the liquidated damages relating to late registration of the shares sold to AMRO International, S.A. in March 2001.

                  o In conjunction with the recapitalization transactions with Softline Limited, we issued in May 2002 an aggregate of 141,000 shares of newly-designated Series A Preferred Stock at a deemed purchase price of $100 per share in exchange for 10,700,000 of our common shares held by Softline and the discharge of a $12.3 million note payable to Softline. We also transferred to Softline our note received in connection with the sale of IBIS Systems Limited. The transactions had an effective date of January 1, 2002 (see Note 4).

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

                  o an aggregate of 527,286 shares of common stock totaling $217,000 to stockholders as payment of accrued interest on the convertible notes due to stockholders.

                  o an aggregate of 595,200 shares of common stock totaling $390,000 to Softline Limited, our majority stockholder, as payments for past due loan refinancing fees and payables.

                  o 1,010,000 shares of common stock to a stockholder as repayment of a loan with the outstanding balance of $388,000. This loan was acquired in connection with the acquisition of Island Pacific.

                  o 100,000 shares of common stock to an employee as bonus payment of $25,000 earned in the current year.

                  o 1,000,000 shares of common stock with the fair market value of $787,000, to Union Bank of California as partial payment of loan payoff (see Note 9).

         We also received 367,000 shares of our common stock returning from a consultant as a result of early termination of investor relations service contracts. These shares were recorded as share receivable component of stockholders' equity at March 31, 2002. These shares were canceled and retired at March 31, 2003.

         TREASURY STOCK - In November 1998, the Board of Directors authorized us to purchase up to 1,000,000 shares of our common stock. As of March 31, 2001, we had repurchased 444,641 shares of our common stock at a cost of $4.3 million. The purchased shares were canceled as of March 31, 2002.

         We received 10,700,000 shares of our common stock valued at $8.6 million from Softline in connection with the transactions between us and Softline described in Notes 5, 10 and 13. Up until March 31, 2003, these shares were pledged to the Bank as collateral for the term loans (see Note 10). Subsequent to March 31, 2003, the 10.7 million treasury shares were canceled and retired.

         STOCK OPTION PLAN - We adopted an incentive stock option plan during fiscal year 1990 (the "1989 Plan"). Options under this plan may be granted to our employees and officers. There were initially 1,000,000 shares of common stock reserved for issuance under this plan. Effective April 1, 1998, the board of directors approved an amendment to the 1989 Plan increasing the number of shares of common stock authorized under the 1989 Plan to 1,500,000. The exercise price of the options is determined by the board of directors, but the exercise price may not be less than the fair market value of the common stock on the date of grant. Options vest immediately and expire between three to ten years from the date of grant. The 1989 Plan terminated in October 1999.

         On October 5, 1998, the board of directors and stockholders approved a new plan entitled the 1998 Incentive Stock Plan (the "1998 Plan"). The 1998 Plan authorizes 3,500,000 shares to be issued pursuant to incentive stock options, non-statutory options, stock bonuses, stock appreciation rights or stock purchases agreements. The options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over periods ranging from zero to five years, commencing at the date of grant, and expire in one to ten years from the date of grant. The 1998 Plan terminates in October 2008. On August 18, 2000, the Board approved certain amendments to the 1998 Plan. On November 16, 2000, the shareholders approved certain amendments. These amendments: (a) increased number of shares authorized in the Plan from 3,500,000 to 4,000,000, (b) authorized an "automatic" annual increase in the number of shares reserved for issuance by an amount equal to the lesser of 2% of total number of shares outstanding on the last day of the fiscal year, 600,000 shares, or an amount approved by the Board of Directors, and (c) to limit the number of stock awards of any one participant under the 1998 Plan to 500,000 shares in any calendar year. On September 19, 2002, the shareholders approved to increase the number of shares authorized in the 1998 Plan by 1,000,000 shares and to increase the number of stock awards that may be granted to any one participant in any calendar year under the 1998 Plan from 500,000 shares to 1,000,000 shares.

         The following summarizes our stock option transactions under the stock option plans:

                                                                                                WEIGHTED
                                                                                                 AVERAGE
                                                                                                EXERCISE
                                                                                                PRICE PER
                                                                                OPTIONS           SHARE
                                                                           --------------    --------------
              Options outstanding, April 1, 2000                               1,790,260     $        5.44
                  Exercised                                                     (131,300)    $        6.24
                  Granted                                                      2,891,929     $        1.35
                  Expired/canceled                                              (589,855)    $        4.88
                                                                           --------------

              Options outstanding, March 31, 2001                              3,961,034     $        2.55
                  Granted                                                      2,117,300     $        0.89
                  Expired/canceled                                            (1,592,445)    $        1.84
                                                                           --------------

              Options outstanding, March 31, 2002                              4,485,889     $        2.05
                  Exercised                                                     (150,000)    $        0.50
                  Granted                                                      1,718,000     $        0.51
                  Expired/canceled                                            (1,224,483)    $        1.91
                                                                           --------------

              Options outstanding March 31, 2003                               4,829,406     $        1.56
                                                                           ==============

              Exercisable, March 31, 2001                                        922,885     $        4.01
                                                                           ==============

              Exercisable, March 31, 2002                                      2,030,673     $        2.63
                                                                           ==============

              Exercisable, March 31, 2003                                      3,096,559     $        1.84
                                                                           ==============

         In addition to options issued pursuant to the stock option plans described above, we issued additional options outside the plans to employees, consultants, and third parties. The following summarizes our other stock option transactions:

                                                                                                WEIGHTED
                                                                                                 AVERAGE
                                                                                                EXERCISE
                                                                                                PRICE PER
                                                                                OPTIONS           SHARE
                                                                           --------------    --------------

              Options outstanding, April 1, 2000                               2,156,512     $        2.02
                  Exercised                                                     (289,700)    $        1.82
                  Granted                                                        300,000     $        0.95
                  Granted                                                       (800,000)    $        1.25
                                                                           --------------

              Options outstanding, March 31, 2001                              1,366,812     $        2.28
                  Expired/Canceled                                              (320,000)    $        1.08
                                                                           --------------

              Options outstanding, March 31, 2002                              1,046,812     $        2.61
                  Granted                                                      4,132,500     $        0.32
                  Expired/Canceled                                              (125,000)    $        4.60
                                                                           --------------
              Options outstanding, March 31, 2003                              5,054,312     $        0.69
                                                                           ==============

              Exercisable, March 31, 2001                                      1,166,812     $        2.51
                                                                           ==============

              Exercisable, March 31, 2002                                      1,046,812     $        2.61
                                                                           ==============

              Exercisable, March 31, 2003                                      5,054,312     $        0.69
                                                                           ==============

         During the fiscal years ended March 31, 2003, 2002 and 2001, we recognized compensation expense of $8,000, $0 and $28,000, respectively, for stock options granted to non-employees for services provided to us.

         The following table summarizes information as of March 31, 2003 concerning currently outstanding and exercisable options:

                                                Options Outstanding                          Options Exercisable
                                 ------------------------------------------------        -----------------------------
                                                     Weighted
                                                      Average          Weighted                               Weighted
                                                     Remaining          Average                               Average
             Range Of              Number           Contractual        Exercise            Number             Exercise
          Exercise Prices        Outstanding            Life            Price            Exercisable           Price
         ----------------        ------------       -------------     -----------        ------------        --------
                                                       (years)
         $0.28 -   0.30            4,835,000            3.64         $        0.28          4,500,000      $        0.28
         $0.30 -   1.00            2,157,819            7.68         $        0.79          1,420,202      $        0.79
         $1.01 -   3.00            2,150,454            6.38         $        1.62          1,527,984      $        1.72
         $3.01 -   7.00              438,175            4.36         $        4.74            433,175      $        4.72
         $7.01 - 11.75               302,270            3.80         $        7.87            269,510      $        7.88
                             ------------------------------------------------------     ----------------------------------

                                   9,883,718            5.04         $        0.87          8,150,871      $        0.87
                             ======================================================     ==================================

         We have adopted the disclosure-only provision of SFAS No. 123. The following pro forma information presents net income and basic and diluted earnings per share as if compensation expense had been recognized for stock options granted in the fiscal years ended March 31, 2003, 2002 and 2001, as determined under the fair value method prescribed by SFAS No. 123 (in thousands, except per share amounts):

                                                            YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                             MARCH 31,      MARCH 31,      MARCH 31,
                                                               2003           2002           2001
                                                            -----------    -----------    -----------
              Net loss:
                  As reported                                $  (2,718)     $ (14,658)     $ (28,954)
                  Pro forma                                  $  (4,431)     $ (15,963)     $ (29,408)
              Basic and diluted loss per share:
                  As reported                                $   (0.09)     $   (0.41)     $   (0.83)
                  Pro forma                                  $   (0.15)     $   (0.45)     $   (0.85)

              Weighted average assumptions:
                  Dividend yield                                  None           None           None
                  Volatility                                      117%            77%           140%
                  Risk free interest rate                        2.25%           3.9%           5.8%
                  Expected life of options                     4 years        4 years       10 years

         For options granted during the year ended March 31, 2003 where the exercise price was equal to the stock price at the date of grant, the weighted average fair value of such options was $0.39, and the weighted-average exercise price of such options was $0.51. No options granted during the year ended March 31, 2003 where the exercise price was greater than or less than the stock price at the date of grant.

         WARRANTS - At March 31, 2003 and 2002, we had outstanding warrants to purchase 6,018,527 and 4,040,168 shares of common stock, respectively, at exercise prices ranging from $0.55 to $7.28 per share. The lives of the warrants range from two to seven years from the grant date. During the fiscal year ended March 31, 2003 and 2002, we recognized compensation expense of $43,000 and $579,000, respectively, for warrants granted to non-employees for services provided to us.

14.      INCOME TAXES

         The provision (benefit) for income taxes consisted of the following components (in thousands):

                                                            YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                             MARCH 31,           MARCH 31,           MARCH 31,
                                                               2003                2002                2001
                                                          ---------------    ----------------    ---------------
              Current:
                  Federal                                 $           --     $            39     $       (1,261)
                  State                                            4,000                  --                 45
                  Foreign                                             --                  --                 --
                                                          ---------------    ----------------    ---------------
              Total                                                4,000                  39             (1,216)
                                                          ---------------    ----------------    ---------------

              Deferred:
                  Federal                                             --                  --             (3,523)
                  State                                               --                  --               (774)
                  Foreign                                             --                  --                (99)
                                                          ---------------    ----------------    ---------------
              Total                                                   --                  --             (4,396)
                                                          ---------------    ----------------    ---------------

              Provision (benefit) for income taxes        $           --     $            39     $       (5,612)
                                                          ===============    ================    ===============

         Significant components of our deferred tax assets and liabilities at March 31, 2003 and 2002 are as follows (in thousands):

                                                                                       MARCH 31,
                                                                           --------------------------------
                                                                                 2003             2002
                                                                           --------------    --------------
              Current deferred tax assets/(liabilities):
                  State taxes                                              $         300     $          --
                  Accrued expenses                                                   913             1,107
                  Related party interest                                              --               852
                  Prepaid services                                                    92               284
                  Deferred revenue                                                   669                --
                  Warrants for services                                              298               344
                  Allowance for bad debts                                            159               191
                                                                           --------------    --------------

              Net current deferred tax assets                                      2,431             2,778
                                                                           --------------    --------------

              Non-current deferred tax assets/(liabilities):
                  Research and expenditure credits                                 2,005                --
                  Net operating loss                                               7,571            11,040
                  Fixed assets                                                       117                --
                  Other credits                                                       --                --
                  Deferred rent                                                       35                82
                  State taxes                                                       (575)               --

                  Accrued expenses                                                    --                84
                                                                           --------------    --------------

              Total non-current deferred tax assets                                9,153            11,206

              Intangible assets                                                   (6,415)           (9,908)
              Accumulated capitalized research and development costs                  --              (749)
              Other                                                                   --               (17)
                                                                           --------------    --------------

              Total non-current deferred tax liability                            (6,415)          (10,674)
                                                                           --------------    --------------

              Net non-current deferred tax asset/(liability)                       5,169             3,310
                                                                           --------------    --------------

              Valuation allowance                                                 (5,169)           (3,310)
                                                                           --------------    --------------

              Net deferred tax liability                                   $          --     $          --
                                                                           ==============    ==============

         The difference between the actual provision (benefit) and the amount computed at the statutory United States federal income tax rate of 34% for the fiscal years ended March 31, 2003, 2002 and 2001 is attributable to the following:

                                                               YEAR                YEAR                YEAR
                                                               ENDED               ENDED               ENDED
                                                             MARCH 31,           MARCH 31,           MARCH 31,
                                                               2003                2002                2001
                                                          ---------------    ----------------    ---------------
         Provision (benefit) computed at statutory rate           (34.0)%            (34.0)%             (34.0)%
         Nondeductible goodwill                                     7.9                5.1                 4.8
         Change in valuation allowance                             73.9               20.4                 9.1
         Foreign income taxed at different rates                   (0.3)               9.7                 5.0
         Tax credits                                              (24.2)              (2.9)                 --
         State income tax, net of federal tax benefit              (2.5)              (0.7)               (1.4)
         Other                                                    (20.8)               2.4                 0.3
                                                          ---------------    ----------------    ----------------

         Total provision (benefit) for income taxes                ( --)%              (--)%             (16.2)%
                                                          ===============    ================    ================

         At March 31, 2003 and 2002, we had Federal and California tax net operating loss carryforwards of approximately $19.6 million and $10.1 million, respectively. The Federal and California tax net operating loss carryforwards will begin expiring after 2008.

         We also have Federal and California research and development tax credit carryforwards of approximately $1.2 million and $696,000, respectively. The Federal credits will begin expiring after 2008. The California credits may be carried forward indefinitely.

15.      EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share for the fiscal years ended March 31, 2003, 2002 and 2001, are as follows (in thousands, except share amounts and per share data):

                                                                                    FISCAL YEAR ENDED MARCH 31, 2003
                                                                         -------------------------------------------------------
                                                                              LOSS               SHARES             PER SHARE
                                                                           (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                                         --------------      ---------------     ---------------
              Basic and diluted EPS:
                  Loss available to common stockholders                  $       (2,718)         29,598,518      $        (0.09)
                                                                         ===============     ===============     ===============

                                                                                     FISCAL YEAR ENDED MARCH 31, 2002
                                                                         -------------------------------------------------------
                                                                             INCOME              SHARES             PER SHARE
                                                                           (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                                         --------------      ---------------     ---------------
              Basic and diluted EPS:
                  Loss available to common stockholders                  $      (14,658)         35,697,999      $        (0.47)
                                                                         ===============     ===============     ===============

                                                                                     FISCAL YEAR ENDED MARCH 31, 2001
                                                                         -------------------------------------------------------
                                                                             INCOME              SHARES             PER SHARE
                                                                           (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                                         --------------      ---------------     ---------------
              Basic and Diluted EPS:
                  Loss available to common stockholders                  $      (28,945)         34,761,386      $        (0.83)
                                                                         ===============     ===============     ===============

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                                    FOR THE YEARS ENDED MARCH 31,
                                                                                2003             2002              2001
                                                                                ----             ----              ----
                  Options outstanding under our stock option plans           4,829,406         4,485,889         3,961,034
                  Options granted outside our stock option plans             5,054,312         1,046,812         1,366,812
                  Warrants issued in conjunction with private placements     1,625,000         2,944,499         1,602,590
                  Warrants issued for services rendered                        320,669         1,095,669            12,336
                  Warrants issued in conjunction with convertible note
                         due to major customer                               2,500,000                --                --
                  Warrants issued in conjunction with convertible
                         debentures                                          1,572,858                --                --
                  Convertible notes due to stockholders                      2,200,338         1,037,037                --
                  Series A Convertible Preferred Stock                      18,561,594        17,625,000                --
                  Convertible debentures                                     3,419,304                --                --
                  Committed Stock                                            2,976,190                --                --
                                                                        ---------------    --------------    --------------
                               Total                                        43,059,671        28,234,906         6,942,772
                                                                        ===============    ==============    ==============

16.      RELATED PARTIES

         Included in other receivables at March 31, 2003 and 2002 are amounts due from our officers and employees in the amount of $3,000 and $31,000, respectively.

         We began occupying our current principal executive offices in July 2001. At that time, the premises were owned by an affiliate of our Chief Executive Officer at that time. Monthly rent for these premises was set at $13,783. In April, 2002, the premises were sold to an entity unrelated to the former Chief Executive Officer. As of the date of this report, we are negotiating the terms of a written lease with the new owner.

         In November 2000, we borrowed $600,000 from a wholly-owned subsidiary of Softline to help meet operating expenses. This loan called for interest at 10% per annum, and was discharged in full in February 2001. Interest expense under this loan was $3,000 for the year ended March 31, 2001. In order to discharge the remaining balance of that loan while meeting other critical operational expenses, we borrowed $400,000 from Barry M. Schechter, our Chairman. We borrowed an additional $164,000 from Mr. Schechter in March 2001, which funds were needed to meet operational requirements of our Australian subsidiary. The advances from Mr. Schechter bore interest at prime rate and were due on demand, subject to a limit on demand rights of $50,000 per payment. Interest expense under the loans from Mr. Schechter was $0, $0 and $7,000 for the fiscal year ended March 31, 2003, 2002 and 2001, respectively. The loans were paid in full in June 2001.

         Included in loans due to stockholders totaling $1.3 million and $618,000 as of March 31, 2003 and 2002, respectively, was $0 and $122,000, respectively, owed to a stockholder who together with Barry
         M. Schechter and an irrevocable trust forms a beneficial ownership group. The original loan amounts totaling $2.3 million ($1.5 million of which was from the stockholder included in the group described above) were borrowed in June 1999 to fund the acquisition of Island Pacific Systems Corporation on April 1, 1999. These loans were repaid in full at March 31, 2003. Interest was calculated monthly at the current prime rate with no stated maturity date. Interest expense under these loans for the years ended March 31, 2003, 2002 and 2000 was $12,000, $26,000 and $74,000, respectively.

         We retains an entity affiliated with a director of the board to provide financial advisory services. During the years ended March 31, 2003, 2002 and 2001, the expenses for these services were $47,000, $42,000 and $112,000, respectively. We also incurred $0, $19,000 and $25,000 in expenses to the same director for accounting services during the fiscal years ended March 31, 2003, 2002 and 2001, respectively. We borrowed $50,000, $125,000, $70,000 and $50,000 from another entity affiliated with this director in May 2001, December 2001, May 2002 and September 2002, respectively, to meet payroll expenses. These amounts were repaid together with interest at the then-effective prime rate, promptly as revenues were received, and are paid in full as of the date of this report.

17.      BUSINESS SEGMENTS AND GEOGRAPHIC DATA

         We are a leading provider of software solutions and services to the retail industry. We provide high value innovative solutions that help retailers understand, create, manage and fulfill consumer demand. Up until April 1, 2003, we also developed and distributed PC courseware and skills assessment products for both desktop and retail applications. Our solutions and services have been developed specifically to meet the needs of the retail industry. Our solutions help retailers improve the efficiency and effectiveness of their operations and build stronger, longer lasting relationships with their customers.

         Up to March 31, 2002, we considered our business to consist of one reportable operating segment. Effective April 1, 2002, we reorganized our operations into three business units that have separate management teams and reporting infrastructures. Each unit is evaluated primarily based on total revenues and operating income excluding depreciation and amortization. Identifiable assets are also managed by business units. The units are as follows:

                  o ISLAND PACIFIC - offers suite of applications, which builds on our long history in retail software design and development. Island Pacific provides our customers with an extremely reliable, widely deployed, comprehensive and fully integrated retail management solutions. Island Pacific Retail Management solution includes merchandise management that optimizes workflow and provides the highest level of data integrity. This module supports all operational areas of the supply chain including planning, open-to-buy purchase order management, forecasting, warehouse and store receiving distribution, transfers, price management, performance analysis and physical inventory. In addition, Island Pacific Retail Management includes a comprehensive set of tools for analysis and planning, replenishment and forecasting, event and promotion management, warehouse, ticketing, financials and sales audit. Through collaborations with strategic partners, Island Pacific Retail Management offers tools for loss prevention, communication with stores and vendors, integration needs, purchase and allocation decisions, analysis of weather impact, control and management of business processes, consumer research, tracking consumer shopping patterns, forecasting and replenishment, and analyzing store people productivity.

                  o SVI STORE SOLUTIONS ("Store Solutions") - offers suite of applications builds on our long history of providing multi-platform, client server in-store solutions. We market this set of applications under the name "OnePointe," and "one Pointe International" which is a full business to consumer software infrastructure encompassing a range of integrated store solutions. "OnePointe" is a complete application providing all point-of-sale ("POS") and in-store processor (server) functions for traditional "brick and mortar" retail operations.

                  o SVI TRAINING PRODUCTS, INC. ("Training Products") - developed and distributed PC Courseware and skills assessment products for both desktop and retail applications. This unit was sold and discontinued effective April 1, 2003.

         A summary of the revenues and operating income (loss), excluding depreciation and amortization, attributable to each of these business units and identifiable assets is as follows (in thousands):

                                                                              Fiscal 2003
                     Net sales:
                               Island Pacific                               $       20,390
                               Store Solutions                                       1,906
                               Training Products                                     1,517
                                                                            ---------------
                                        Consolidated net sales              $       23,813
                                                                            ===============

                     Operating income (loss):
                               Island Pacific                               $        3,129
                               Store Solutions                                         129
                               Training Products                                       287
                               Other (see below)                                    (5,974)
                                                                            ---------------
                                        Consolidated operating loss         $       (2,429)
                                                                            ===============

                     Depreciation:
                               Island Pacific                               $          192
                               Store Solutions                                          47
                               Other                                                    91
                                                                            ---------------
                                        Consolidated depreciation           $          330
                                                                            ===============

                     Other operating loss:
                               Amortization of intangible assets            $       (3,818)
                               Depreciation                                            (91)
                               Administrative costs and other
                                 non-allocated expenses                             (2,065)
                                                                            ---------------
                                        Consolidated other operating loss   $       (5,974)
                                                                            ===============

                     Identifiable assets:
                               Island Pacific                               $       31,953
                               Store Solutions                                       4,404
                               Training Products                                       381
                                                                            ---------------
                                        Consolidated identifiable assets    $       36,738
                                                                            ---------------

         Operating income in Island Pacific, Store Solutions and Training Products includes direct expenses for software licenses, maintenance services, programming and consulting services, sales and marketing expenses, product development expenses, and direct general, administrative and depreciation expenses. The "Other" caption includes amortization of intangible assets, non-allocated costs and other expenses that are not directly identified with a particular business unit and which we do not consider in evaluating the operating income of the business unit.

         We currently operate in the United States and the United Kingdom. In

         February 2002, the Australian subsidiary ceased operations after National Australian Bank, the subsidiary's secured lender, placed it in receivership (see Note 3). The following is a summary of local operations by geographic area (in thousands):

                                                                         YEAR ENDED         YEAR ENDED       YEAR ENDED
                                                                          MARCH 31,          MARCH 31,        MARCH 31,
                                                                            2003               2002             2001
                                                                      ----------------   ----------------  ---------------
                                                                                          (in thousands)
                   Net Sales:
                           Continuing operations:
                            United States                             $        19,616    $        24,246   $       25,930
                            United Kingdom                                      2,680              2,469            2,119
                                                                      ----------------   ----------------  ---------------
                                                                               22,296             26,715           28,049
                                                                      ----------------   ----------------  ---------------
                           Dicontinued operations:
                            United States                                       1,370              1,390            1,300
                            Australia                                              --              2,363            4,959
                            United Kingdom                                        147                146              216
                                                                      ----------------   ----------------  ---------------
                                                                                1,517              3,899            6,475
                                                                      ----------------   ----------------  ---------------

                                     Total net sales                  $        23,813    $        30,614   $       34,524
                                                                      ================   ================  ================

                   Long-lived assets:
                            United States                             $        31,595    $        36,154   $       48,270
                            Australia (discontinued operations)                    --                 --            1,370
                            United Kingdom                                         27                 22               59
                                                                      ----------------   ----------------  ---------------
                                     Total long-lived assets          $        31,622    $        36,176   $       49,699
                                                                      ================   ================  ================


18.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         MARCH 31, 2003                               JUNE 30       SEPT. 30         DEC. 31        MAR. 31         TOTAL
         ------------------------------------------------------------------------------------------------------------------
         NET SALES                                   $  5,321       $  4,205      $    7,391        $ 6,896     $   23,813
         GROSS PROFIT                                   3,209          2,538           5,173          4,646         15,566
         NET INCOME (LOSS)                             (2,017)        (2,259)            384          1,174         (2,718)
         DILUTED INCOME (LOSS) PER SHARE             $  (0.07)      $  (0.08)     $     0.01        $  0.04     $    (0.09)

         MARCH 31, 2002                               JUNE 30       SEPT. 30         DEC. 31        MAR. 31         TOTAL
         ------------------------------------------------------------------------------------------------------------------

         NET SALES                                   $  7,509       $  7,966      $    5,971        $ 6,806     $   28,252
         GROSS PROFIT                                   3,914          4,666           3,619          4,874         17,073
         NET INCOME (LOSS)                             (3,514)        (3,588)         (2,970)        (4,586)       (14,658)
         DILUTED (LOSS) PER SHARE                    $  (0.09)      $  (0.09)     $    (0.08)       $ (0.16)    $    (0.41)

         The summation of quarterly net income (loss) per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

20.      SUBSEQUENT EVENTS

         In April 2003, we appointed Messrs. Harvey Braun and Steven Beck to the positions of Chief Executive Officer and Chief Operating Officer, respectively. Mr. Barry M. Schechter remains as Chairman of the Board.

         In April 2003, we entered into a Securities Purchase Agreement with an unrelated investor for the sale of a 9% debenture, convertible to shares of our common stock at a conversion price of $1.02, for the proceeds of $400,000. This debenture matures in October 2005 and was accompanied by a five-year warrant to purchase 156,311 shares of common stock with an exercise price of $1.02 per share. Interest is due on a quarterly basis, payable in cash or shares of common stock at our option.

         In May 6, 2003, we entered into an agreement with another unrelated group of investors for the sale of 9% debentures, convertible into shares of our common stock at a conversion price of $1.02, for the gross proceeds of $300,000. These debentures mature in October 2005 and are accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.0236 per share. Interest is due on a quarterly basis, payable in cash or shares of our common stock at our option.