Form 10-K/A
period 2003-03-31
ISLAND PACIFIC INC
filed 2003-08-14
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

Commission file number 0-23049
                       -------

                               ISLAND PACIFIC, INC.
                        (Formerly, SVI Solutions, Inc.)
                               -------------------
             (Exact Name of Registrant as specified in its charter)

                DELAWARE                               33-0896617
---------------------------------------- ---------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

19800 MacArthur Boulevard, 12th Floor, Irvine, CA            92612
-------------------------------------------------   ----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (949) 476-2212
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

The number of shares outstanding of the registrant's Common Stock was 37,507,304 on July 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENTS                               FORM 10-K REFERENCE
-------------------------------------------    ---------------------------------
None
================================================================================

                                              TABLE OF CONTENTS
PART I
         Item 1.           Description of Business                                                           2
         Item 2.           Description of Property                                                          12
         Item 3.           Legal Proceedings                                                                12
         Item 4.           Submission of Matters to a Vote of Security Holders                              13

PART II
         Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters            13
         Item 6.           Selected Financial Data                                                          15
         Item 7.           Management's Discussion and Analysis of Financial Condition and Results          16
                             of Operations
                           Business Risks                                                                   34
         Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                       44
         Item 8.           Financial Statements and Supplementary Data                                      44
         Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                             Disclosures                                                                    44

PART III
         Item 10.          Directors and Executive Officers of the Registrant                               45
         Item 11.          Executive Compensation                                                           47
         Item 12.          Security Ownership of Certain Beneficial Owners and Management                   50
         Item 13.          Certain Relationship and Related Transactions                                    53
         Item 14.          Controls and Procedures                                                          56

PART IV
         Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                  57
                           Signatures                                                                       61
                           Certifications                                                                   62

                                                     1

INTRODUCTORY NOTE

     THE ANNUAL REPORT ON FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND THE COMPANY INTENDS THAT CERTAIN MATTER DISCUSSED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBOR FROM LIABILITY ESTABLISHED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED BY THE CONTEXT OF THE STATEMENT WHICH MAY INCLUDE WORDS SUCH AS THE COMPANY ("IPI", "WE" OR "US") "BELIEVES", "ANTICIPATES", "EXPECTS", "FORECASTS", "ESTIMATES" OR OTHER WORDS SIMILAR MEANING AND CONTEXT. SIMILARLY, STATEMENTS THAT DESCRIBE FUTURE PLANS, OBJECTIVES, OUTLOOKS, TARGETS, MODELS, OR GOALS ARE ALSO DEEMED FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORECASTED OR ANTICIPATED AS OF THE DATE OF THIS REPORT. CERTAIN OF SUCH RISKS AND UNCERTAINTIES ARE DESCRIBED IN CLOSE PROXIMITY TO SUCH STATEMENTS AND ELSEWHERE IN THIS REPORT, INCLUDING ITEM 7, "MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." STAKEHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS OR CONSTRUE SUCH STATEMENTS TO BE A REPRESENTATION BY US THAT OUR OBJECTIVES OR PLANS WILL BE ACHIEVED. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE ONLY AS OF THE DATE OF THIS REPORT, AND WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Island Pacific, Inc. is a leading provider of software solutions and services to the retail industry. We provide high value innovative solutions that help retailers understand, create, manage and fulfill consumer demand. Up until April 1, 2003, we also developed and distributed PC courseware and skills assessment products for both desktop and retail applications.

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

ISLAND PACIFIC SOLUTIONS

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

RECENT DEVELOPMENTS


     In January 2003, we appointed Harvey Braun, a well-known and highly-respected retail industry veteran, to the position of Chief Executive Officer of our Retail Management Solutions division. In April 2003, our Board of Directors appointed Mr. Braun to the position of Chief Executive Officer and director. In July 2003, Mr. Braun was appointed to the position of Chairman of the Board following Barry Schechter's resignation. Mr. Schechter remains as our consultant.

     In October 2002, we appointed Steven Beck, a retail industry expert, to the position of President of our Retail Management Solutions division. In April 2003, our Board of Directors appointed Mr. Beck to the position of President and Chief Operating Officer and director. We anticipate Mr. Braun and Mr. Beck will lead us through the next evolution of product and service offerings to meet the everchanging needs of retailers worldwide. Mr. Beck's vision for IPI is to become the dominant provider of "Thoughtware" to the retail industry. Mr. Beck's goals are to develop high value products and services to the retail industry; using breakthrough technologies and processes, and to provide these products and their associated services in partnership with major consulting organizations and other best of breed solution providers. These products and services will be offered to small and mid-size retailers. Our goal is to expand alternatives to retailers, matching innovative solutions to emerging industry complexities so retailers will realize ongoing successes. We will make available to retailers at what we believe to be affordable prices a "dashboard" of decision makers, and experienced minds in the industry, yielding a range of velocity management alternatives for review and actions that span merchandising and marketing activities from conception to consumption.


     In August 2003, Ran Furman was appointed to the position of Chief Financial Officer.

     We are strengthening our product offerings through strategic relationships with Planalytics, KMG Solutions, Raymark, Inc., Wazagua LLC, ANT USA, Inc. and IT Resources Inc.

     Under a partnership agreement with Planalytics Inc. ("Planalytics"), we will market Impact LR, an internet-based application that measures the specific effects of future weather on consumer demand by product, location and time. Using Impact LR, our customers can plan the timing of in-season markdowns, as well as the season-to-season flow of merchandise into their stores with maximum effectiveness.

     Under a marketing license agreement with KMG Solutions ("KMG"), we will integrate, market and support Traxion(TM) process management solutions. Traxion's business process management solution consists of three modules. Traxion ProcessEngine(TM) is the real-time process management platform that retailers use to actively manage and support their organizations' unique business processes. Traxion ProcessModeler(TM), includes simulation functions such as same-time comparison of process variations and the use of actual cost data to produce process-based financial estimates. Traxion OrganizationModeler(TM) simplifies the creation of sophisticated models including inter-company workgroups, payroll information, and roles.


          Under an OEM agreement with Raymark, Inc., we will integrate, market and support Xpert Store point-of-sale ("POS") software solution under the Island Pacific brand. Raymark's full-featured POS solution streamlines the checkout process in order to increase sales associate efficiency and augment customer satisfaction. The software supports multi-channel, multi-language, multi-currency and multi-taxation requirements.

     Under a agreement with Wazagua LLC ("Wazagua"), we will exclusively offer to retailers worldwide Wazagua's products and services including web-based Loss Prevention Case Management Package, ASP Data Hosting and POS Exception Reporting. WAZAGUA(TM) ASP Hosted Suite of Modules automates data management for the Loss Prevention, Operations, Human Resources, Safety & Risk Management community. These ASP-hosted productivity tools enable retailers to capture the power of the internet. Retailers can create efficiencies, manage and share information, make better use of their staff, eliminate redundant data entry - and work from virtually any point in the world.

     Under terms of a reseller agreement, we will market, sell, install, interface to, and support ANT USA Inc.'s ("ANT") products including Buyer's Toolbox(tm), a leading suite of merchandise and assortment planning software that has been successfully implemented by over 140 retailers worldwide. The software will extend Island Pacific's assortment and planning capabilities by providing a solid planning methodology accessed through an easy-to-use interface, in a cost-effective offering.

     A marketing license agreement with IT Resources Inc. enables us to market, sell, install, support and integrate IT Resources' Buyer's WorkMate(r) Suite, an innovative decision support software platform developed for merchandising organizations. The software will bring mobility and other timesaving benefits to the buying process.

     Under a marketing alliance agreement with BIGresearch, we will provide retailers, suppliers and third party companies with an end-to-end information solution to forecast consumer demand, better utilize assets and merchandise, and develop strategy and market position.

     As of April 1, 2002, we have refocused our operations into three strategic business units each lead by experienced managers. The units are Retail Management Solutions, Store Solutions, and SVI Training Products, Inc. Effective April 1, 2003, we agreed to sell our shares of SVI Training Products, Inc., our wholly-owned subsidiary, to its president, Arthur Klitofsky. Mr. Klitofsky resigned from the Board in March 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Discontinued Operations" below.


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


     In March 2003, the Board adopted a resolution to change our name to "Island Pacific, Inc." and our shareholders approved this change in July 2003.

     In July 2003, our common stock began trading on the American Stock Exchange under the new ticker symbol "IPI".

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

     Under a Securities Purchase Agreement dated June 27, 2003, we issued a total of 5,275,000 shares of common stock to various institutional investors for an aggregate purchase price of of $7,912,500. See "Financing Transactions - Common Stock Institutional Investors" below.


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

     Our executive offices are located at 19800 MacArthur Boulevard, 12th Floor, Irvine, California 92612, telephone number (949) 476-2212.

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

     The largest of our competitors offering end-to-end retail solutions is JDA Software Group, Inc. Other suppliers offer one or more of the components of our solution. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry. For enterprise solutions, our competitors include Retek Inc., SAP AG, nsb Retail Systems PLC, Essentus, Inc., GERS, Inc., Marketmax, Inc., Micro Strategies Incorporated and NONSTOP Solutions. For Store Solutions, our competitors include Datavantage, Inc., CRS Business Computers, nsb Retail Systems PLC, Triversity, ICL, NCR and IBM. Our Direct applications compete with Smith Gardner & Associates, Inc., and CommercialWare, Inc. Our professional services offerings compete with the professional service groups of our competitors, major consulting firms associated or formerly associated with the "Big 4" accounting firms, as well as locally based service providers in many of the territories in which we do business. Our strategic partners, including IBM, NCR and Fujitsu, represent potential competitors as well.

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

EMPLOYEES


     At July 31,2003, we had a total of 121 employees, 105 of which were based in the United States and 16 of which were based in the United Kingdom. Of the total, 12% were engaged in sales and marketing, 41% were engaged in application technology development projects, 27% were engaged in professional services, and 20% were in general and administrative. We believe our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY


     Our principal corporate headquarters consists of 26,521 square feet in a building located at 19800 MacArthur Blvd, Irvine, California. This facility is occupied under a lease that expires on June 30, 2005. The current monthly rent is $56,148 plus common area maintenance charges. We also occupy operational and administrative offices in La Jolla, California. The leases for these offices expire in October 2005 and May 2007, respectively. The current monthly rents are $6,989 and $5,870, respectively. We also occupy premises in the United Kingdom located at The Old Building, Mill House Lane, Wendens Ambo, Essex, England. The lease for this office building expires August 31, 2003. Annual rent is $44,425 (payable quarterly) plus common area maintenance charges and real estate taxes.


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


     On November 22, 2002, UDC Homes, Inc and UDC Corporation now known as Shea Homes, Inc. served Sabica Ventures, Inc. ("Sabica") and Island Pacific, an operating division of SVI Solutions, Inc. ("Island Pacific") with a cross-complaint for indemnity on behalf of an entity identified in the summons as Pacific Cabinets. Sabica and Island Pacific filed a notice of motion and motion to quash service of summons on the grounds that neither Sabica nor Island Pacific has ever done business as Pacific Cabinets and has no other known relation to the construction project that is the subject of the cross-complaint and underlying complaint. A hearing on Sabica's and Island Pacific's motion to quash occurred on May 22, 2003, which was subsequently denied.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 9, 2003, we held a special meeting of stockholders. All 32,577,343 shares were represented at the meeting in person or by proxy. The following matters were considered and approved:

          o Ratification of the sale and issuance of up to $6.5 million of 9% convertible debentures and accompanying warrants to purchase shares of common stock to certain investors. The measure passed with 21,475,900 votes for, 482,980 votes against, 11,835 abstained and 10,606,628 broker non-votes.

          o Change of our name from "SVI Solutions, Inc." to "Island Pacific, Inc." The measure passed with 32,508,306 votes for, 56,072 votes against, 12,965 abstained and no broker non-votes.

          o Amendment and restatement of our Restated Certificate of Incorporation to reflect the removal of Article XII, which restricts the shareholders' ability to take actions by written consent. The measure passed with 21,763,166 votes for, 82,572 votes against, 124,977 abstained and 10,606,628 broker non-votes.


PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the American Stock Exchange under the symbol "IPI" and has traded on that exchange since July 8, 1998. The following table indicates the high and low sales prices for our shares for each quarterly period for each of our two most recent fiscal years.


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

     As of July 31, 2003 there were 37,507,304 shares of our common stock outstanding, which were held by approximately 142 stockholders of record.

     During the quarter ended March 31, 2003, we issued the following securities without registration under the Securities Act of 1933:

          o 1,000,000 shares of common stock to Union Bank of California pursuant to the Loan Discount Payout agreement, valued at $788,000.

          o 25,000 shares of common stock to a consultant for investor relation services, valued at $8,000.


          o 9% debentures to Midsummer Investment, Ltd., Omicron Master Trust, and Islandia, L.P.., convertible into our common stock at the conversion price of $1.0236, for the gross proceeds of $3.5 million. These debentures were accompanied by five-year warrants to purchase an aggregate of 1,572,858 shares of common stock with an exercise price of $1.0236.

          o warrant to purchase 50,000 of our common stock at an exercise price of $1.0236 to Century Capital as placement agent fee for the sale of 9% convertible debentures.


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

     We developed our retail application software technology and services business through acquisitions. The largest and most important of these acquisitions were:

          o Applied Retail Solutions, Inc. (ARS) in July 1998 for aggregate consideration of $7.9 million in cash and stock paid to the former stockholders; and


          o Island Pacific Systems Corporation ("IPS") in April 1999 for $35 million cash.

     IPS is one of the leading providers of retail management solution. ARS was one of the leading providers of store applications, and the technology we acquired and have subsequently enhanced now forms the core of our Store Solutions.

     We accounted for both the Island Pacific and ARS acquisitions using purchase accounting, which has resulted in the addition of significant goodwill and capitalized software assets on our balance sheet. We amortized capitalized software and goodwill from both of these acquisitions using ten-year lives through March 31, 2002. See "Significant Accounting Policies" below.

     Effective April 1, 2002, we restructured our operations into three strategic business units lead by experienced managers. The business units are Retail Management Solutions, Store Solutions and SVI Training Products, Inc. Effective April 1, 2003, we sold the SVI Training Products, Inc. unit and discontinued the training product line of business. Our operations are conducted principally in the United States and the United Kingdom. Prior to February 2002, we also conducted business in Australia.


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


          o In January 2003, we appointed Harvey Braun, a well-known and highly-respected retail industry veteran, to the position of Chief Executive Officer of our Retail Management Solutions division. In April 2003, our Board of Directors appointed Mr. Braun to the position of Chief Executive Officer and director. In July 2003, our Board of Directors appointed Mr. Braun to the position of Chairman of the Board following Barry Schechter's resignation. Mr. Schechter remains as our consultant.

          o In October 2002, we appointed Steven Beck, a retail industry expert, to the position of President of our Retail Management Solutions division. In April 2003, our Board of Directors appointed Mr. Beck to the position of President and Chief Operating Officer and director.

          o In August 2003, Ran Furman was appointed to the position of Chief Financial Officer.

          o We are strengthening our product offerings through strategic relationships with Planalytics, KMG Solutions, Raymark, Inc., Wazagua LLC, ANT USA, Inc. and IT Resources Inc.

          o Under a partnership agreement with Planalytics Inc., we will market Impact LR, an internet-based application that measures the specific effects of future weather on consumer demand by product, location and time. Using Impact LR, our customers can plan the timing of in-season markdowns, as well as the season-to-season flow of merchandise into their stores with maximum effectiveness.

          o Under a marketing license agreement with KMG Solutions, we will integrate, market and support Traxion(TM)process management solutions. Traxion's business process management solution consists of three modules. Traxion ProcessEngine(TM)is the real-time process management platform that retailers use to actively manage and support their organizations' unique business processes. Traxion ProcessModeler(TM), includes simulation functions such as same-time comparison of process variations and the use of actual cost data to produce process-based financial estimates. Traxion OrganizationModeler(TM) simplifies the creation of sophisticated models including inter-company workgroups, payroll information, and roles.

          o Under an OEM agreement with Raymark, Inc., we will integrate, market and support Xpert Store point-of-sale ("POS") software solution under the Island Pacific brand. Raymark's full-featured POS solution streamlines the checkout process in order to increase sales associate efficiency and augment customer satisfaction. The software supports multi-channel, multi-language, multi-currency and multi-taxation requirements.

          o Under a agreement with Wazagua LLC, we will exclusively offer to retailers worldwide Wazagua's products and services including web-based Loss Prevention Case Management Package, ASP Data Hosting and POS Exception Reporting. WAZAGUA(TM) ASP Hosted Suite of Modules automates data management for the Loss Prevention, Operations, Human Resources, Safety & Risk Management community. These ASP-hosted productivity tools enable retailers to capture the power of the internet. Retailers can create efficiencies, manage and share information, make better use of their staff, eliminate redundant data entry - and work from virtually any point in the world.

          o Under terms of a reseller agreement, we will market, sell, install, interface to, and support ANT USA's products including Buyer's Toolbox(tm), a leading suite of merchandise and assortment planning software that has been successfully implemented by over 140 retailers worldwide. The software will extend Island Pacific's assortment and planning capabilities by providing a solid planning methodology accessed through an easy-to-use interface, in a cost-effective offering.

          o A marketing license agreement with IT Resources Inc. enables us to market, sell, install, support and integrate IT Resources' Buyer's WorkMate(r) Suite, an innovative decision support software platform developed for merchandising organizations. The software will bring mobility and other timesaving benefits to the buying process.

          o Under a marketing alliance agreement with BIGresearch, we will provide retailers, suppliers and third party companies with an end-to-end information solution to forecast consumer demand, better utilize assets and merchandise, and develop strategy and market position.

          o As of April 1, 2002, we have refocused our operations into three strategic business units each lead by experienced managers. The units are Retail Management Solutions, Store Solutions, and SVI Training Products, Inc. Effective April 1, 2003, we agreed to sell our shares of SVI Training Products, Inc., our wholly-owned subsidiary, to Arthur Klitofsky. Mr. Klitofsky resigned from the Board in March 2003. See "Discontinued Operations" below.

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


          o In March 2003, the Board adopted a resolution to change our name to "Island Pacific, Inc." and the shareholders approved this change in July 2003.


          o In May 2003, we issued $300,000 in 9% convertible debentures to Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc. Along with these debentures, warrants to purchase 101,112 shares of common stock were issued to these investors. See "Financing Transactions - Crestview".


          o Under a Securities Purchase Agreement dated June 27, 2003, we issued a total of 5,275,000 shares of common stock to various institutional investors for an aggregate purchase price of of $7,912,500. See "Financing Transactions - Common Stock Institutional Investors" below.


DISCONTINUED OPERATIONS


     Effective April 1, 2003, we sold our wholly-owned subsidiary, SVI Training Products, Inc. ("Training Products") to its former president for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain targets. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. The sale of the Training Products subsidiary resulted in a loss of $129,000, net of estimated income taxes, which was accrued for at March 31, 2003. The operating results of Training Products of $248,000 are shown as discontinued operations, net of the loss on sale of Training Products with the prior period results restated.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will provide the comparative interim pro forma disclosures required by SFAS 148 beginning in first quarter ending June 30, 2003. SFAS 148 is not expected to have a material impact on our financial statements.

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


     We also agreed to file a registration statement for the resale of all shares held by or obtainable by these investors. In the event such registration statement was not declared effective by the SEC by July 31, 2003, we would have been obligated to issue five-year penalty warrants for the purchase of of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For the first 30 day period after July 31, 2003 in which the registration statement was not effective, we would have been obligated to issue additional warrants for the purchase of 5% of the total number of registrable securities at an exercise price of $0.60 per share. For each 30 day period thereafter in which the registration statement was not effective, we would have been obligated to issue additional penalty warrants for the purchase of 2.5% of the total number of registrable securities at an exercise price of $0.60. No further penalty warrants was accrued from our original registration obligation. The registration statement was filed in May 2003 and was declared effective on July 18, 2003.


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

     TOYS "R" US, INC.


     In May 2002, Toys "R" Us, Inc. ("Toys") agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 common shares. The purchase price was received in installments through September 27, 2002. The note is non-interest bearing, and the face amount was either convertible into shares of our stock valued at $0.553 per share or payable in cash at our option, at the end of the term. In November 2002, the Board decided that this note will be converted solely for equity and will not be repaid in cash. The note is due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the development agreement between us and Toys entered into at the same time. We do not have the right to prepay the convertible note before the due date. The face amount of the note is 16% of the $1.3 million purchase price as of May 29, 2002, and increases by 4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount is the full $1.3 million purchase price. The face amount will cease to increase if Toys terminates its development agreement with us for a reason other than our breach. The face amount will be zero if we terminate the development agreement due to an uncured breach by Toys of the development agreement. We received all of the $1.3 million proceeds.


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

     MIDSUMMER/OMICRON/ISLANDIA


     On March 31, 2003, we entered into a securities purchase agreement with Midsummer Investment, Ltd. ("Midsummer"), Omicron Master Trust ("Omicron"), and Islandia, L.P. ("Islandia") for the sale to these investors of 9% debentures, convertible into shares of our common stock at a conversion price equal to $1.0236 per share, for an aggregate amount of $3.5 million. The investors also received a warrant to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.0236 per share. In July 2003, Omicron converted $500,000 of its debentures into 488,472 shares of our common stock.

     The debentures bear an interest rate of 9% per annum, and they provide for interest only payments on a quarterly basis, payable, at our option, in cash or shares of common stock. The debentures mature in May 2005. If certain conditions are met, we have the right, but not the obligation, to redeem the debentures at 110% of their face value, plus accrued interest. Commencing on February 1, 2004, we must redeem $219,000 per month of the debentures. Furthermore, if the daily volume weighed average price of the our common stock on the American Stock Exchange exceeds $1.02 by more than 200% for 15 consecutive trading days, we will have the option to cause the investors to convert their debentures into common stock.

     The warrants issued to the investors are for a 5-year term, with an exercise price equal to $1.0236 per share.

     The investors were granted the right of first refusal to participate in our future offerings of common stock or equivalent securities so long as any one of them owns at least 5% of the debentures purchased by them. Monthly redemptions shall be in cash, or, provided certain conditions are met, such as an effective registration statement, in shares of common stock. If we elect to pay in shares of common stock, the conversion price shall be the lessor of $1.0236 and 90% of the average of the daily volume weighted average price of the common stock for the 20 trading days immediately prior to the redemption date. The investors were also given registration rights under a registration rights agreement requiring us to file by June 30, 2003 a registration statement respecting 130% of the common stock issuable upon the conversion of the debentures and the warrants, and to use best efforts to have the registration statement declared effective at the earliest date. If the registration statement was not filed within these timeframes or declared effective by June 29, 2003 following the closing date of the debentures sold in this first phase, or within 120 days in the event of a review by the Securities and Exchange Commission, we would have been obligated to pay liquidated damages to the investors equal to 2% of the sum of the amount of debentures subscribed to by the investors and the value of the warrants for each month until the registration statement becomes effective. The registration statement was filed in May 2003 and was declared effective on July 18, 2003.

     Additional debentures aggregating up to $2 million, will be sold to these investors in a second closing, if within one year after the date of first sale of debentures there occurs a period of 15 consecutive trading days during which the daily volume weighted average closing price of our common stock is maintained at a price at or above $1.75 per share, subject to certain conditions. The shares of common stock underlying these debentures and warrants were not included in the registration statement filed in May 2003.

     MBSJ INVESTORS, LLC

     On April 1, 2003, we entered into a securities purchase agreement with MBSJ Investors, LLC ("MBSJ") for the sale to MBSJ of a 9% debenture, convertible to shares of our common stock at a conversion price of $1.0236, for $400,000. This debenture was accompanied by a five-year warrant to purchase 156,311 shares of common stock with an exercise price of $1.0236 per share. Interest is due on a quarterly basis, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we must redeem $20,000 per month of the debenture. The debenture matures in October 2005. MBSJ was also granted registration rights under a registration rights agreement, and certain other rights similar to those granted to Midsummer, Omicron and Islandia.

     CRESTVIEW

     On May 6, 2003, we entered into an agreement with Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc. (collectively, the "Crestview Investors") for the sale to the Crestview Investors of 9% debentures, convertible into shares of our common stock at a conversion price of $1.0236 for $300,000. These debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.0236 per share. Interest is due on a quarterly basis, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we must redeem $19,000 per month of the debentures. The debentures mature in May 2005. The Crestview Investors were also granted registration rights under a registration rights agreement, and certain other rights similar to those granted to Midsummer, Omnicron and Islandia.

     COMMON STOCK INSTITUTIONAL INVESTORS

     On June 27, 2003, we entered into an agreement with various institutional investors ("Common Stock Institutional Investors") for the sale to these investors of 5,275,000 shares of common stock at a per share price of $1.50 for an aggregate purchase price of $7,912,500. We also granted the Common Stock Institutional Investors registration rights under a Registration Rights Agreement that obligates us to file a separate registration statement respecting their shares by July 31, 2003. If this registration statement is not declared effective by the SEC by September 29, 2003, or upon the occurrence of certain events, we will be obligated to pay a cash penalty equal to the rate of 2% per month, until such event is cured.

     In connection with this financing, we paid Roth Capital Partners, LLC, as placement agent, cash compensation of 8% of the proceeds and issued a five-year warrant to purchase 527,500 shares of common stock at an exercise price of $1.65 per share. We also issued five-year warrants to purchase 375,000 shares of common stock at an exercise price of $1.65 to Midsummer, Omicron, Islandia and the Crestview Investors in order to obtain their requisite consents and waivers of rights they possessed to participate in the financing.

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

     EXTRAORDINARY ITEM - GAIN ON DEBT FORGIVENESS


     On March 31, 2003, we entered into a Discounted Loan Payoff Agreement with Union Bank of California (the "Bank"), our senior lender. Under this agreement, we paid the Bank $2.8 million acquired from the sale of 9% convertible debentures to certain investors. We also issued to the Bank one million shares of our common stock and a $500,000 one-year unsecured, non-interest bearing convertible note payable in either cash or stock, at our option. The cash payment, shares and convertible note were accepted by the Bank in full satisfaction of our debt to the Bank. The Bank also canceled the warrant to purchase 1.5 million shares of our common stock and returned all collateral held, including 10.7 million shares of our common stock pledged as security. In connection with the settlement of the debt to the Bank, we reported an extra-ordinary gain of $1.5 million.


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

     Operating activities used cash of $1.1 million in the fiscal year ended March 31, 2003, provided cash of $1.6 million in the fiscal year ended March 31, 2002 and used cash of $2.4 million in the fiscal year ended March 31, 2001. Cash used in fiscal 2003 resulted primarily from $2.7 million of net loss, $1.5 million non-cash gain on debt forgiveness, $2.0 million increase on accounts receivable and other receivable and $2.0 million increase in deferred revenue; offset in part by non-cash charges of $4.1 million in depreciation and amortization and $0.6 million in a change in accounting principle, $1.0 million increase in accounts payable and accrued expenses and $0.9 million increase in accrued interest payable. Cash provided for operating activities in fiscal 2002 resulted primarily from $2.5 million decrease in accounts receivable and other receivables, $1.6 million increase in deferred revenue, $7.1 million in non-cash depreciation and amortization, $3.2 million of loss on disposal of Australian operations, $2.3 million increase in interest payable and $1.0 million in non-cash charges for stock-based compensation and interest related to convertible notes due stockholders; offset by $14.7 million of net losses and $1.9 million decrease in accounts payable and accrued expenses. Cash used for operating activities in fiscal 2001 resulted primarily from $28.9 million of net loss, a $4.4 million decrease in net deferred tax liability and a $4.4 million decrease in deferred revenue; offset by $16.5 million in non-cash impairments of assets, $9.5 million in non-cash depreciation and amortization, a $5.1 million decrease in accounts receivable, and a $4.4 million increase in accounts payable and accrued expenses.

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


     We have been actively engaged in attempts to resolve our liquidity problems. Under a securities purchase agreement dated June 27, 2003, we issued 5,275,000 shares of our common stock for an aggregate amount of $7.9 million, less expenses and placement fees. We believe we will have sufficient cash to remain in compliance with our debt obligations, and meet our critical operating obligations, for the next twelve months. We are nonetheless actively seeking a private equity placement to help discharge aged payables, pursue growth initiatives and prepay bank indebtedness. We have no binding commitments for funding at this time. Financing may not be available on terms and conditions acceptable to us, or at all.

BUSINESS RISKS

     Investors should carefully consider the following risk factors and all other information contained in this Form 10-K/A. Investing in our common stock involves a high degree of risk. In addition to those described below, risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and our investors may lose all or part of their investment. See the note regarding forward-looking statements included at the beginning of this Form 10-K/A.


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

     OUR DEBT COULD ADVERSELY AFFECT US.

     As of July 31, 2003, our debt is as follows:


          o $3.0 million in convertible debentures issued on March 31, 2003 to Midsummer Investment, Ltd., Omicron Master Trust, and Islandia, L.P. due in full in May 2005, with monthly redemptions to commence in February 2004.


          o $400,000 in convertible debentures issued on April 1, 2003 to MBSJ Investors LLC due in full in October 2005, with monthly redemptions to commence in February 2004.

          o $300,000 in convertible debentures issued on May 7, 2003 to Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P., and Crestview Capital Offshore Fund, Inc. due in May 2005, with monthly redemptions to commence in February 2004.

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

     WE MAY NEED TO RAISE CAPITAL TO REPAY DEBT AND GROW OUR BUSINESS. OBTAINING THIS CAPITAL COULD IMPAIR THE VALUE OF YOUR INVESTMENT.


     We may need to raise capital to discharge our aged payables and grow our business. We will also likely need to raise capital to pay our $1.25 million convertible note obligations to the entities related to ICM Asset Management, Inc. due in full in September 2003, our $3.0 million and $300,000 convertible debenture obligations due in full in May 2005, with monthly redemptions commencing in February 2004, and our $400,000 convertible debenture obligations due in full in October 2005, with monthly redemptions commencing in February 2004. We may also need to raise further capital to:


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

     FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

     Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 12%, 9% and 8% of our net sales were outside North America, principally in Australia and the United Kingdom, in the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

     WE HAVE A SINGLE CUSTOMER REPRESENTING A SIGNIFICANT AMOUNT OF OUR
     BUSINESS.

     Toys "R" Us, Inc. ("Toys") accounted for 31%, 47% and 33% of our net sales for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. While we have a development agreement with this customer, Toys has the right to terminate the agreement without cause with limited advance notice. A reduction, delay or cancellation of orders from Toys would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

     IF WE LOSE THE SERVICES OF ANY MEMBER OF OUR SENIOR MANAGEMENT OR KEY TECHNICAL AND SALES PERSONNEL, OR IF WE ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED.


     We are heavily dependent on Harvey Braun, our Chief Executive Officer and Chairman of the Board, and Steven Beck, our President and Chief Operating Officer. We do not have any written employment agreements with Mr. Braun or Mr. Beck. We also believe our future success will depend largely upon our ability to attract and retain highly-skilled software programmers, managers, and sales and marketing personnel. Competition for personnel is intense, particularly in international markets. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We compete against numerous companies, including larger, more established companies, for our personnel. We may not be successful in attracting or retaining skilled sales, technical and managerial personnel. The loss of key employees or our inability to attract and retain other qualified employees could negatively affect our financial performance and cause our stock price to decline.


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


     The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the retail industry may be consolidating, and it is uncertain how consolidation will affect the industry. The retail industry as a whole is currently experiencing increased competition and weakening economic conditions that could negatively impact the industry and our customers' ability to pay for our products and services. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition. Weakening economic conditions and the September 11, 2001 terrorist attack have adversely impacted sales of our software applications, and we believe mid-tier specialty retailers may be reluctant during the current economic slowdown to make the substantial infrastructure investment that generally accompanies the implementation of our software applications. The recent war in Iraq and the anticipated burden of rebuilding that country's infrastructure has also led to some uncertainty in the economic climate, which may adversely impact our business.


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

     Softline Limited beneficially owns 49.3% of our outstanding common stock, including shares Softline has the right to acquire upon conversion of its Series A Convertible Preferred Stock. Ivan M. Epstein, Softline's Chief Executive Officer, and Robert P. Wilkie, Softline's Chief Financial Officer, serve on our board of directors. If Softline converts its Series A Preferred Stock, it may have effective control over all matters affecting us, including:

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

     We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future have exercise prices at below the market price of our stock. As of July 31, 2003, we have outstanding options and warrants for 16,951,939 shares. Of these options and warrants, 579,981 have exercise prices above the recent market price of $3.40 per share (as of July 31, 2003), and 16,371,958 have exercise prices at below that recent market price. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

     Our existing stock option plan currently has approximately 2,266,783 shares available for issuance as of July 31, 2003. Future options issued under the plan may have further dilutive effects.

     We issued to Toys "R" Us, Inc., our major customer, a note convertible into 2,500,000 shares of common stock. This note has a conversion price of $0.553. This note will have a dilutive effect on stockholders if converted.

     We issued to entities related to ICM Asset Management notes that are convertible into 2,083,333 shares of common stock. These notes have a conversion price of $0.60 per share, which is currently below the recent market price of $3.40. These notes will have a dilutive effect on stockholders if converted.

     We also recently issued to a group of investors debentures that are convertible into 4,103,165 shares of common stock. These debentures have a conversion price of $1.0236, which is below the recent market price of $3.40. These debentures will have a dilutive effect on stockholders of converted.


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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our directors and executive officers are as follows:


                 Name                Age                             Title
         -------------------------   ---    -------------------------------------------------------
         Harvey Braun                64     Chief Executive Officer and Chairman of the Board
         Barry Schechter (3)         49     Former Chairman of the Board
         Steven Beck                 63     President and Chief Operating Officer and Director
         Ran Furman                  34     Chief Financial Officer
         Donald S. Radcliffe (2)     58     Director
         Ivan M. Epstein             42     Director
         Michael Silverman (1) (2)   58     Director
         Ian Bonner (1) (2)          48     Director
         Robert P. Wilkie            33     Director
         Cheryl Valencia             40     Vice President, Management Services
         Kavindra Malik              42     Executive Vice President
         Ronald Koren                49     Vice President, Marketing Communications
         Mike Dotson                 37     Managing Director of Island Pacific European Operations

(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Resigned from the position of Chairman of the Board in July 2003.

     Harvey Braun became our Chairman of the Board in July 2003 and our Chief Executive Officer in April 2003. He served as CEO of our retail management solutions division (formerly, Island Pacific division), from January 2003 to March 2003. Prior to joining us, he was a Senior Partner in Deloitte & Touche's Consulting Consumer Business Program. He worked for Deloitte & Touche for over 20 years, and has acted as a consultant to many of the top retailers in the country, including Ahold, ConAgra, Inc., Federated, Heilig-Meyers, Home Depot, IBM, Kmart, Marmaxx, RJR Nabisco, Sears, The Gap, and The Limited. Mr. Braun holds an engineering degree from Renuselaer Polytechnical Institute and a Masters of Administration from Carnegie Mellon.

     Barry M. Schechter was the Chairman of the Board of the Company from February 1994 to July 2003. He served as our Chief Executive Officer from October 2001 to March 2003 and also held such position from February 1994 to January 2001. He also was Chief Executive Officer of our predecessor and wholly-owned subsidiary, Sabica Ventures, Inc., from its inception in February 1990. Mr. Schechter is a director of Integrity Software, Inc. Mr. Schechter is a Chartered Accountant (South Africa).

     Steven Beck became our President, Chief Operating Officer and a director in April 2003. He served as President and Chief Operating Officer of our retail management solutions division (formerly, Island Pacific division) since September 2002. Since January 2002, he has served as an independent consultant to various retailers. From March 1998 until January 2002, he was co-founder and Chief Operating Officer of Planalytics, the foremost provider of past and future weather analytics to industry, the inventor of ARTHUR (a trademark of JDA), the most widely installed Merchandise Planning System for retailers, an officer of The Limited, and President of Dennison TRG. Mr. Beck received a B.A. from Adelphi University.

     Ran Furman joins Island Pacific in August 2003 from e.Digital Corporation, where he served as Chief Financial Officer since 2001. Prior to that, he was a Managing Director at DP Securities, Inc. He was also a Senior Vice President at Jesup & Lamont Securities between 1995 and 2000, and previously held positions at Bank of Montreal/Nesbitt Burns and Deloitte & Touche. He was awarded a Bachelor of Arts from the University of Washington and an M.B.A. from Columbia Business School.

     Donald S. Radcliffe became our director in May 1998. He has been President of Radcliffe & Associates since 1990. Radcliffe & Associates provides financial consulting services to public companies, and currently provides us financial advisory and public relations services. Since 1984 he has also been Executive Vice President and Chief Operating and Financial Officer of World-Wide Business Centres, which is a privately held operator of shared office space facilities. Mr. Radcliffe is a director of Integrity Software, Inc. Mr. Radcliffe received a B.S. from Lehigh University and an M.B.A. from Dartmouth College. He is a certified public accountant and a member of the Audit Committee.

     Ivan M. Epstein became our director in May 1998. He is the Chief Executive Officer and Chairman of Softline Limited ("Softline"), which he co-founded in 1988. Softline is listed in the Information Technology sector of the Johannesburg Stock Exchange (JSE:SFT) and is one of the leading accounting software vendors in the world. Softline is deemed the beneficial owner of 49.3% of our outstanding common stock.

     Michael Silverman became our director in January 2001. Mr.Silverman founded Advanced Remote Communications Solutions, Inc. (formerly known as Boatracs, Inc.) in 1990 and serves on its board of directors. He previously served as its Chairman until May 2002, and as Chief Executive Officer and President until October 1997, and from November 1999 to May 2002. Mr. Silverman is a Chartered Accountant (South Africa) and has an M.B.A. from Stanford University. Mr. Silverman is a member of the Audit and Compensation Committees.

     Ian Bonner became our director in May 1998. He is President and Chief Executive Officer of Terraspring, Inc., a software and Internet infrastructure company. From 1993 until April 2001, he held various positions with IBM Corporation, including Vice President of Partner Marketing and Programs for the IBM/Lotus/Tivoli Software Group. His responsibilities included the development and implementation of marketing campaigns and programs designed to serve the business partners of IBM, Lotus and Tivoli, including major accounts, independent software vendors and global systems integrators. He also oversaw the IBM BESTeam and the Lotus Business Partner programs which are designed to provide enhanced opportunities, including education, marketing and training support, to qualified providers of IBM's and Lotus's portfolio of network solutions. Mr. Bonner received a Bachelor of Commerce from the University of the Witwatersrand in 1976 and a graduate degree in Marketing Management and Market Research and Advertising from the University of South Africa in 1978. Mr. Bonner is a member of the Audit and Compensation Committees.

     Robert P. Wilkie became our director in June 2002. He is the Group Financial Director and director of Softline, which he joined in 1997 as controller. Mr. Wilkie is responsible for operational fiscal discipline, group treasury and financial reporting across Softline. Mr. Wilkie received a Bachelor of Commerce from the University of Cape Town in 1989 and Bachelor of Accounting from the University of Witwatersrand in 1992. Mr. Wilkie is a Chartered Accountant (South Africa).

     Cheryl Valencia became Vice President of Management Services in October 2002. Prior to joining us in September 2002, Ms. Valencia was Director of Product Management and Professional Services for eConnections since February 2002. From November 2001 to April 2002, Ms. Valencia served as Director of Product Management and Professional Services for Hitech Systems, Inc. From September 2000 to September 2001, she served as Product Manager for iStarSystems. From June 1994 to October 2000, she held various positions including Product Manager and Global Education Director with System Software Associates. Ms. Valencia has a B.S. in Business Administration from Southeast Missouri State University.

     Kavindra Malik became Executive Vice President in May 2003. Mr. Malik served as Vice President from January 2003 to April 2003. Mr. Malik is responsible for the product vision and roadmap. Prior to joining us, Mr. Malik served as Vice President of Product Management for Spotlight Solutions from 2002. From 1997 to 2002, Mr. Malik was the Director of Retail and Consumer Goods Solutions Management for i2 Technologies. Mr. Malik received a Ph. D. in Decision Sciences from the University of Pennsylvania in 1988.

     Ronald Koren became Vice President in December 2002. Mr.Koren is responsible for marketing communications. Prior to joining us, Mr. Koren was briefly in charge of Retail Solutions Marketing at Fujitsu. From April 2000 to May 2002, Mr. Koren was Director of Marketing for Raymark in Canada. His responsibilities included web development, direct and web-based mail campaigns as well as launching a branding strategy for newly developed hand-held products for point-of-sale and inventory. From November 1994 to May 2000, Mr. Koren was Director of Sales Support for Wincor Nixdorf. Mr.Koren received a B.A.in Communications from San Francisco State University.

     Mike Dotson became Managing Director of our United Kingdom Operations since April 2001. Prior to such appointment, Mr. Dotson held various positions with our United Kingdom office since January 1998. Mr. Dotson received a B.A. in Political Science and Economy from University California of Irvine in May 1988.

     There are no family relationships among the directors. There are no arrangements or understandings between any director and any other person pursuant to which that director was or is to be elected.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The table below sets forth summary information concerning the annual and long-term compensation for services rendered in all capacities during the fiscal years ended March 31, 2003, 2002 and 2001, for those who served as Chief Executive Officer during fiscal 2003 and the four most highly compensated executive officers as of the end of the last completed fiscal year other than the Chief Executive Officer. We refer to these individuals as the "named executive officers."


                                         Annual Compensation               Long Term
                             ------------------------------------------  Compensation
                                                                          Securities     All Other
Name and                                                 Other Annual     Underlying   Compensation
Principal Position           Year  Salary($)  Bonus($)  Compensation($)  Options/SARs      ($) (1)
---------------------------  ----  ---------  --------  ---------------  ------------  ------------
Barry M. Schechter           2003    369,314       --          --           505,000           --
(Former Chairman             2002    337,486       --          --           505,000        4,263
of the Board and             2001    312,492       --          --           321,429        4,995
Chief Executive
Officer)

Harvey Braun                 2003    162,764       --          --         2,000,000           --
(Chief Executive
Officer and Chairman)

Steven Beck                  2003    379,431       --          --         2,000,000           --
(President and Chief
Operating Officer)

Arthur S. Klitofsky          2003    201,755       --          --            65,000           --
(Former Vice President       2002    168,000   14,700          --             5,000        3,807
and President of SVI         2001    152,400       --          --            90,000        4,572
Training)

Randy Pagnotta               2003    237,828       --          --                --           --
(Former Vice President       2002     40,000       --          --           100,000           --
of Island Pacific division)

Mike Dotson                  2003    154,410       --          --                --        6,176
(Vice President of           2002    143,100       --          --            25,000        5,272
of Island Pacific division)  2001    148,290       --          --            14,000        2,723

___________________

(1)      Consists of 401(k) matching contributions.

     We also provide certain compensatory benefits and other non-cash compensation to the named executive officers. Except as set forth above, our incremental cost of all such benefits and other compensation paid in the years indicated to each such person was less than 10% of his reported compensation and also less than $50,000.

         The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the Named Executive Officers identified in the Summary Compensation Table. No SARs were granted during fiscal 2003.

                                        OPTION GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------
                                                                                             Potential Realizable
                                                                                               Value at Assumed
                                       Individual Grants                                        Annual Rates of
-------------------------------------------------------------------------------------------       Stock Price
                                       Number of       Percent of     Exercise                 Appreciation for
                                      Securities      Total Options   Price Per                 Option Term (4)
                         Date of  Underlying Options   Granted to       Share    Expiration  --------------------
        Name              Grant       Granted (#)     Employees (%)    ($/Sh.)     Date       5%($)      10%($)
----------------------------------------------------------------------------------------------------------------
Barry M. Schechter     06/24/02          5,000(2)        0.09%         0.35      06/24/12     1,101        2,789
                       09/03/02        500,000(1)        8.61%         0.28      09/03/12    88,045      223,124

Arthur S. Klitofsky    06/24/02          5,000(1)        0.09%         0.35      06/24/12     1,101        2,789
                       09/03/02         60,000(2)        1.03%         0.28      09/03/12    10,565       26,775

Harvey Braun           09/03/02      2,000,000(3)       34.42%         0.28      09/03/05    88,270      185,360

Steven Beck            09/03/02      2,000,000(3)       34.42%         0.28      09/03/05    88,270      185,360
___________________

(1)      Options vest on the date of grant and subject to continuing service.

(2) Options vest as to one-third of the shares on the first anniversary of the grant and the remaining two-thirds of the shares in 24 equal monthly installments after the first vesting date, subject to continuing service.

(3)      Options granted outside of the plan and vest on the date of grant.

(4) The potential realizable value is calculated based on the term of the option at its time of grant and the number of shares underlying the grant at fiscal year end. It is calculated based on assumed annualized rates of total price appreciation from the market price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by SEC rules and do not represent our estimate or projections of future common stock prices. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not be achieved.


     The following table sets forth the information concerning the fiscal year end value of unexercised options held by the Named Executive Officers. None of the Named Executive Officers exercised options during the last fiscal year.


                          FISCAL YEAR END OPTION VALUES

                      Number of Securities
                     Underlying Unexercised    Value of Unexercised In-The-Money
                      Options at FY End (#)          Options at FY End ($)
       Name         Exercisable/Unexercisable    Exercisable/Unexercisable (1)
--------------------------------------------------------------------------------
Barry M. Schechter     1,315,926 / 200,928              525,193 / 3,807
Arthur S. Klitofsky     162,549 / 122,151                  3,867 / 46,783
Harvey Braun              2,000,000 / 0                  1,540,000 / 0
Steven Beck               2,000,000 / 0                  1,540,000 / 0
Randy Pagnotta           41,375 / 58,625                14,068 / 19,933
Mike Dotson              21,471 / 18,529                 4,226 / 4,774


     (1) Based upon the market price of $1.05 per share, determined on the basis of the closing sale price per share of our common stock on the American Stock Exchange on the last trading day of the 2003 fiscal year, less the option exercise price payable per share.

     EMPLOYMENT AGREEMENTS

     We entered into an employment agreement with Barry M. Schechter effective October 1, 2000. This agreement was terminated in July 2003 upon Mr.
Schechter's resignation from the position of Chairman of the Board. Under the agreement, Mr. Schechter had the right to annual compensation of $325,000 for the first year of the agreement, $350,000 for the second year of the agreement and $375,000 for the third year of the agreement. In addition, Mr. Schechter was entitled to receive on each anniversary of the date of the agreement, an option to purchase the number of shares of common stock determined by dividing 150% of his base compensation for the prior year by the closing price of our common stock on the anniversary date. The agreement stated that options would be fully vested when issued and exercisable for ten years after the date of the grant. Mr. Schechter remains as a consultant. The consulting agreement with Mr. Schechter is currently being drafted.

     We entered into an employment agreement with Thomas A. Dorosewicz effective January 10, 2001. Under the agreement, Mr. Dorosewicz was paid base annual compensation of $250,000. For fiscal year 2001, he was entitled to earn a guaranteed bonus of $18,750 and an additional $18,750 performance bonus. Mr. Dorosewicz earned the full $37,500 bonus for fiscal 2001, and he agreed to accept payment in shares of common stock. We agreed to pay the withholding taxes which were due upon this stock grant and that Mr. Dorosewicz would be entitled to a cash bonus upon achievement of performance targets in fiscal 2002. We also agreed to issue Mr. Dorosewicz 250,000 options priced at fair market value on his start date, vesting over five years, and an additional 300,000 special stock options priced at 85% of fair market value, vesting 100,000 immediately, 100,000 after six months and 100,000 after 24 months. Furthermore, we agreed to issue additional options to Mr. Dorosewicz during fiscal 2002 based on various performance criteria and to pay Mr. Dorosewicz certain relocation expenses. If we terminated the agreement, the agreement provided that Mr. Dorosewicz would be entitled to severance equal to six months' base salary plus bonus. In addition, if we terminated the agreement after one year, the agreement provided that Mr. Dorosewicz would be entitled to additional severance of one month's base salary for each year of service completed, up to a maximum of six additional months. Effective October 21, 2001, Mr. Dorosewicz resigned from his position. As a result of his resignation, we did not pay severance to Mr. Dorosewicz. Mr. Dorosewicz filed a demand with the California Labor Commissioner for $256,250 in alleged unpaid severance benefits. His demand was later increase to $283,893.43. On June 18, 2002, we filed a lawsuit against Mr. Dorosewicz and an entity affiliated with in the San Diego Superior Court alleging fraud and other causes of action. Mr. Dorosewicz filed cross-complaints alleging various causes of action. These matters are still pending and the parties have agreed to resolve all claims in arbitration. Mr. Dorosewicz received no bonuses or additional stock options for fiscal 2002.

     LONG-TERM INCENTIVE PLANS

     We do not have any long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended March 31, 2003, we did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers. We have no defined benefit or actuarial plans covering any Named Executive Officer.

     STOCK INCENTIVE PLANS

     We have two stock incentive plans. Our Incentive Stock Option Plan (1989 plan) terminated in October 1999. It provided for issuance of incentive stock options to purchase up to 1,500,000 shares of common stock to employees. 550,735 of such shares remain subject to option as of July 31, 2003. The 1989 plan was administered by the Board of Directors, which established the terms and conditions of each option grant.

     Our 1998 Incentive Stock Plan (1998 plan) authorizes the issuance of shares of common stock through incentive stock options, non-statutory options, stock bonuses, stock appreciation rights and stock purchase agreements. The 1998 plan was amended in August 2000 to increase the number of shares reserved from 3,500,000 to 4,000,000. The August 2000 amendments authorized a further automatic annual increase in reserved shares to take place on the first trading day of each fiscal year. The amount of the annual increase is 2% of the total number of shares of common stock outstanding on the last trading day of the immediately prior fiscal year. The annual increase cannot however be more than 600,000 shares, and the Board may in its discretion provide for a lesser increase. The August 2000 amendments also implemented a limit on stock awards to any one person in excess of 500,000 shares in any calendar year. Our stockholders approved the amendments at our annual meeting held November 16,

2000. In September 2002, the shareholders approved to increase the number of shares authorized in the 1998 Plan by 1,000,000 shares and to increase the number of stock awards that may be granted to any one participant in any calendar year under the 1998 Plan from 500,000 shares to 1,000,000 shares. The exercise price of options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of the grant, in the case of incentive stock options, or 85% of the fair market value on the date of the grant, in the case of non-statutory stock options. The total number of shares reserved under the 1998 Plan as of July 31, 2003 is 6,765,872.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Ian Bonner and Michael Silverman served as members of the Compensation Committee during all of fiscal 2003. Neither Mr. Bonner nor Mr. Silverman has ever been an officer of Island Pacific, Inc. or any of its subsidiaries. During fiscal 2003, none of our executive officers served as a member of a compensation committee or board of directors of any entity that has one or more if its executive officers serving as a member of our Compensation Committee.

     DIRECTOR COMPENSATION

     During fiscal 2003, we issued the options to purchase 30,000 shares of our common stock at exercise prices ranging from $0.28 to $0.85 each to Ian Bonner, Donald Radcliffe, Michael Silverman and Ivan Epstein; 25,000 shares of our common stock at exercise prices ranging from $0.28 to $0.85 to Robert Wilkie and Arthur Klitofsky; and 5,000 shares of our common stock at an exercise price of $0.35 to Barry Schechter in connection with their service on the board. We also issued options to purchase 50,000 shares of our common stock at an exercise price of $0.85 to each of Ian Bonner and Michael Silverman and 125,000 shares of our common stock at exercise prices ranging from $0.44 to $0.85 to Donald Radcliffe for committee service. These options expire between June 2012 and March 2013 and vest immediately, subject to continuing of service.

     On January 30, 2002, the board adopted a plan to issue to each director who attends a board meeting an option under our 1998 plan to purchase 5,000 shares at the fair market value on the date of the meeting.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows beneficial ownership of shares of our common stock as of July 31, 2003 (except as otherwise stated below) (i) by all persons known by us to beneficially own more than 5% of such stock and (ii) by each director, each of the Named Executive Officers, and all directors and executive officers as a group. Except as otherwise specified, the address for each person is 19800 MacArthur Boulevard, 12th Floor, Irvine, California 92612. As of July 31, 2003, there were 37,507,304 shares of common stock outstanding. Each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws), except as stated below.


      Name and Address of         Amount and Nature of
      Beneficial Owner (1)        Beneficial Ownership          Percent of Class
      --------------------        --------------------          ----------------

Softline Limited                       27,830,580         (2)        49.3%
16 Commerce Crescent
Eastgate Extension 13
Sandton 2148
South Africa

Claudav Holdings Ltd. B.V.              3,895,368         (3)        10.0%
9 Rue Charles Humbert
1205 Geneva
Switzerland

The Ivanhoe Irrevocable Trust           3,895,368         (3)        10.0%

Barry M. Schechter                      3,895,368         (3)        10.0%

ICM Asset Management, Inc.              6,342,627         (4)        15.4%
601 W. Main Ave., Suite 600
Spokane, WA  99201

Midsummer Investment                    2,260,023         (9)        5.7%
c/o Midsummer Capital, LLC
485 Madison Avenue, 23rd Floor
New York, NY 10022

Omicron Master Trust                    2,487,524        (11)        6.3%
c/o Omicron Capital, L.P.
810 Seventh Avenue, 39th Floor
New York, NY  10019

      Name and Address of         Amount and Nature of
      Beneficial Owner (1)        Beneficial Ownership          Percent of Class
      --------------------        --------------------          ----------------

Arthur S. Klitofsky                       446,086         (5)        1.2%
Steven Beck                             2,000,000         (6)        5.1%
Harvey Braun                            2,000,000         (6)        5.1%
Randy Pagnotta                             55,333         (6)         <1%
Cheryl Valencia                            11,750        (10)         <1%
Kavindra Malik                             50,000                     <1%
Ronald Koren                                3,085                     <1%
Mike Dotson                                26,628         (6)         <1%

Donald S. Radcliffe                       964,207         (7)        2.5%
575 Madison Avenue
New York, NY 10022

Michael Silverman                         161,032         (8)         <1%
10675 Sorrento Valley Road, Suite 200
San Diego, CA  92121

Ian Bonner                                134,032         (6)         <1%
5527 Inverrary Court
Dallas, Texas 75287

Ivan M. Epstein                           129,366         (6)         <1%
2 Victoria
Eastgate Extension 13
Sandton 2148
South Africa

Robert P. Wilkie                           16,600         (6)         <1%
16 Commerce Crescent
Eastgate Extension 13
Sandton 2148
South Africa

All directors and executive officers    9,893,487        (12)       22.5%
as a group (14 persons)

     (1) This table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares.

     (2) Includes 61,812 shares pursuant to outstanding options exercisable within 60 days of March 31, 2003 and 18,844,853 shares obtainable upon conversion of Series A Convertible Preferred Stock. The nine directors of the Softline Limited board are Ivan M. Epstein, Steven Cohen, Carlos Soares dos Santos, Eric Ellerine, Mac Maharaj, Robert Wilkie, Gerald Rubenstein, John Copelyn and Marcel Golding. Mr. Epstein serves as Chief Executive Officer, Mr. Cohen serves as Chief Operating Officer, and Mr. Wilkie serves as Group Financial Director of Softline. Each of the foregoing persons disclaims beneficial ownership of the shares and options held by Softline.

     (3) Claudav Holdings Ltd. B.V., the Ivanhoe Irrevocable Trust and Barry M. Schechter may be deemed a group pursuant to Rule 13d-5 promulgated under the Exchange Act. Claudav holds 462,300 shares, for which it shares voting power with Mr. Schechter pursuant to a proxy. Claudav is managed by Erwin Wachter, Trustee. Mr. Wachter therefore has beneficial ownership of the shares held by Claudav. Ivanhoe holds 2,008,237 shares for which it shares voting and investment power with Mr. Schechter pursuant to Mr. Schechter's position as a trustee. Includes 2,000 shares held by Mr. Schechter's minor children and 1,318,831 shares issuable upon exercise of options of Mr. Schechter exercisable within 60 days of July 31, 2003. Excludes 10,000 shares held by Mr. Schechter's spouse, for which Mr. Schechter disclaims beneficial ownership.

     (4) Includes 2,116,737 shares held by Koyah Leverage Partners, L.P., 53,014 shares held by Raven Partners, L.P. and 509,299 shares held by Koyah Partners, L.P. Also includes 1,257,925 shares issuable upon exercise of outstanding warrants and 1,562,500 shares issuable upon conversion of a convertible note held by Koyah Leverage Partners, L.P., 309,784 shares issuable upon exercise of outstanding warrants and 312,500 shares issuable upon conversion of a convertible note held by Koyah Partners, L.P., and 12,535 shares issuable upon exercise of outstanding warrants and 208,334 shares issuable upon conversion of a convertible note held by Raven Partners, L.P. Koyah Ventures, LLC is the general partner of Koyah Leverage Partners, L.P., Koyah Partners, L.P. and Raven Partners, L.P., and as a result has shared voting and investment power over shares held by all three entities. Raven Ventures, LLC is an additional general partner of Raven Partners, L.P. and as a result has shared voting and investment power over shares held by Raven Partners, L.P. ICM Asset Management, Inc. is the investment advisor to Koyah Leverage Partners, L.P., Koyah Partners, L.P. and Raven Partners, L.P., and as a result has shared voting and investment power over shares held by all three entities. ICM Asset Management, Inc. has discretionary authority over shares held by these other clients and as a result has shared voting and investment power over these shares. James M. Simmons is the managing member of Koyah Ventures, LLC and Raven Ventures, LLC and the chief investment officer and controlling stockholder of ICM Asset Management, Inc. and as a result has shared voting and investment power over shares held by Koyah Leverage Partners, L.P., Koyah Partners, L.P., Raven Partners, L.P., ICM Asset Management, Inc. and the other clients of ICM Asset Management, Inc. Each of these entities or persons disclaims beneficial ownership in these securities except to the extent of such entity's or person's pecuniary interest in these securities and disclaims membership in a group with any other entity or person within the meaning of Rule 13d-5(b)(1) under the Exchange Act.

     (5) Includes 183,186 shares pursuant to outstanding options exercisable within 60 days of July 31, 2003.

     (6) Consists of outstanding options exercisable within 60 days of July 31, 2003.

     (7) Includes 458,407 shares pursuant to outstanding options exercisable within 60 days of July 31, 2003. Also includes 17,600 shares held by an entity for which Mr. Radcliffe has sole voting and investment power. Also includes an aggregate of 82,100 shares held by three entities for which Mr. Radcliffe has shared voting and investment power. Excludes 124,500 shares held by Mr. Radcliffe's spouse, for which Mr. Radcliffe disclaims beneficial ownership.

     (8) Includes 152,032 shares pursuant to outstanding options exercisable within 60 days of July 31, 2003.

     (9) Includes 767,301 shares pursuant to outstanding warrants and 1,367,722 shares obtainable upon conversion of convertible debenture. Midsummer's beneficial ownership is limited to 4.99% pursuant to limitations contained in the debentures and warrants.

    (10) Includes 8,250 shares pursuant to outstanding options exercisable within 60 days of July 31, 2003.

    (11) Includes 822,108 shares pursuant to outstanding warrants and 976,944 shares obtainable upon conversion of convertible debentures. Omicron's beneficial ownership is limited to 4.99% pursuant to limitations contained in the debenture and warrants.

    (12) Includes 6,482,665 shares pursuant to outstanding options exercisable within 60 days of July 31, 2003.


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

                                    (a)              (b)               (c)

------------------------------ --------------  ----------------- ---------------
Equity compensation plans        4,819,177           $1.52          2,266,783
 approved by security holders
------------------------------ --------------  ----------------- ---------------

Equity compensation plans not  12,132,762(1)         $0.80             --
 approved by security holders
------------------------------ --------------  ----------------- ---------------

                        Total   16,951,939           $1.00          2,266,783
------------------------------ --------------  ----------------- ---------------

 (1) Consists of individual non-employee option and warrant grants to employees, service providers and investors approved by the board from time to time.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a description of transactions since April 1, 2002 to which we have been a party, in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our common stock had or will have a direct or indirect interest, other than compensation arrangements with our directors and named executive officers described above under "Executive Compensation." Certain of these transactions will continue in effect and may result in conflicts of interest between us and such individuals. Although these persons may owe fiduciary duties to our stockholders, there is a risk that such conflicts of interest may not be resolved in our favor.

     We borrowed $10 million from Softline in July 2000 in order to pay the same amount to Union Bank as a mandatory reduction of principal owing to Union Bank. In July 2001, we amended and restated the Softline note. The restated note was in the original principal amount of $11.4 million and accrued interest at 14% per annum. All unpaid principal and interest was due May 1, 2003, unless our term loan from Union Bank of California, N.A. was not extended to November 1, 2002, in which case the note would have been due and payable on November 1, 2002. The restated note was subordinate to our bank indebtedness, and we were not required or permitted to make any payments of principal or interest under the restated note so long as the bank indebtedness was outstanding.

     In May 2002, we entered into a series of transactions with Softline by which:

     o We transferred to Softline the note received in connection with the sale of IBIS Systems Limited.

     o We issued to Softline 141,000 shares of newly-designated Series A Preferred Stock.

     o Softline released us from approximately $12.3 million then due under the promissory note to Softline.

     o Softline surrendered 10,700,000 shares of our common stock held by Softline.

     In December 2000, we entered into an agreement to sell up to 2,941,176 common shares to a limited number of accredited investors related to ICM Asset Management, Inc. ("ICM") for cash at $0.85 per share. We sold 1,764,706 of such shares in December 2000, for gross proceeds of $1.5 million, and an additional 588,235 shares in January 2001, for additional gross proceeds of $0.5 million. Two of the investors exercised a right to purchase an additional 588,235 shares in February 2001 for additional gross proceeds of $0.5 million. We also agreed to issue to each investor a warrant to purchase one common share at $1.50 for each two common shares purchased in the private placement (aggregate warrants exercisable for 1,470,590 shares). We had the right to call 50% of the warrants, subject to certain conditions, if our common stock traded at a price above $2.00 per share for thirty consecutive days. We also had the right to call the remaining 50% of the warrants, subject to certain conditions, if our common stock traded at a price above $3.00 per share for thirty consecutive days. We also agreed to register all of the shares sold under the purchase agreement or upon exercise of the warrants with the SEC. The agreement with the investors provided that if a registration statement was not effective on or before April 21, 2001, we would be obligated to issue two-year warrants to each investor, entitling the investor to purchase additional shares of our common stock at $0.85 per share. We filed a registration statement in January 2001 to register these shares, but it did not become effective.

     In May and June 2001, we issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to ICM. The notes were originally due August 30, 2001, and required interest at the rate of 12% per annum to be paid until maturity, with the interest rate increasing to 17% in the event of a default in payment of principal or interest. Any portion of the unpaid amount of principal and interest was convertible at any time by the investors into shares of common stock valued at $1.35 per share. We also agreed to issue to the investors three-year warrants to purchase 250 common shares for each $1,000 in notes purchased, at an exercise price of $1.50 per share.

     In July 2002, the terms of the notes and warrants issued to the investors related to ICM were amended. The investors agreed to replace the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. We are required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. In December 2002, the investors agreed to extend the accrued interest payments on the new notes to September 30, 2003. The investors agreed to reduce accrued interest and late charges on the original notes by $16,000, and to accept the reduced amount in 527,286 shares of our common stock valued at $0.41 per share, which was the average closing price of our shares on the American Stock Exchange for the ten trading days prior to July 19, 2002. The new notes are convertible at the option of the holders into shares of common stock valued at $0.60 per share. We do not have a right to prepay the notes.

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

     We also agreed to file a registration statement for the resale of all shares held by or issuable to these investors. In the event such registration statement was not declared effective by the SEC by July 31, 2003, we would be obligated to issue certain number of five-year warrants at an exercise price of $0.60 per share. The registration statement was filed in May 2003 and was declared effective on July 18, 2003.

     In May 2002 and September 2002, we borrowed $70,000 and $50,000 from World-Wide Business Centres, a company affiliated with Donald S. Radcliffe, to meet payroll expenses and related obligations. These amounts were repaid together with interest at the then-effective prime rate, promptly as revenues were received, and have been paid in full as of the date of this proxy statement.

     We began occupying our former principal executive offices in July 2001. At that time, the premises were owned by an affiliate of then Chief Executive Officer, Thomas A. Dorosewicz. Monthly rent for these premises was set at $13,783. In April 2002, the premises were sold to an entity unrelated to Mr. Dorosewicz. We rented these premises from May 2002 to July 2003.

     During fiscal 2003, we paid a total of $122,959 in interest and principal to Claudav Holdings Ltd. B.V., which is deemed the beneficial owner of 10.0% of our outstanding common stock as of July 31, 2003. The original loan was in the amount of $1.5 million, bore interest at the prime rate, and was used to pay a portion of the purchase price for Island Pacific in 1999. The loan was due on demand, and was paid in full as of July 31, 2002.

     In March 2003, we entered into a Securities Purchase Agreement dated March 31, 2003 with Midsummer, Omicron, and Islandia for the sale to these investors of 9% debentures, convertible into shares of our common stock, for an aggregate amount of up to $5,500,000, to be sold in two separate closings. The debentures purchased are accompanied by a number of warrants to purchase shares of our common stock equal to 40% of (a) the dollar amount of debentures purchased by the Investors, (b) divided by the daily volume weighted average price of our common stock on the American Stock Exchange for the ten consecutive days immediately prior to the closing date the debentures were sold. At the first closing, the closing price was $0.8901. The closing price for the second closing will be determined at that time.

     The first closing for the sale of debentures aggregating $3,500,000 occurred on March 31, 2003. In July 2003, Omicron converted $500,000 of its debenture into 488,472 shares of our common stock. Additional debentures aggregating up to $2,000,000 will be sold to these investors in a second closing if within one year after the date of first sale of debentures there occurs a period of 15 consecutive trading days during which the daily volume weighted average closing price of our common stock is maintained at a price at or above $1.75 per share, subject to certain conditions. The debentures bear an interest rate of 9% per annum, and they provide for interest only payments on a quarterly basis, payable, at our option, in cash or shares of common stock. The debentures sold in the first closing for $3,500,000 mature 26 months after that closing, and the additional debentures that will be sold for up to $2,000,000 in the second closing mature 30 months after the first closing date. The debentures are convertible into shares of our common stock at a conversion price equal to 115% of the daily volume weighed average price of the common stock on the American Stock Exchange on the date the debentures were sold. The debentures sold at the first closing have a conversion price of $1.0236. If certain conditions are met, we have the option to redeem the debentures at 110% of their face value, plus accrued interest. We must redeem the debentures at the initial monthly amount of $218,750, commencing on February 1, 2004. If the second closing occurs, this redemption amount will be increased to $300,000, commencing on the later of February 1, 2004 or the fifth month following the second closing. Furthermore, if the daily volume weighed average price of our common stock on the American Stock Exchange exceeds its closing price on the closing date (which was $0.8901 at the first closing) by more than 200% for 15 consecutive trading days, we will have the option to convert the debentures into common stock at the conversion price then in effect.

     At the first closing, Midsummer was issued 629,143 warrants, Omicron was issued 674,082 warrants, and Islandia was issued 269,633 warrants. These warrants, as well as the warrants to be issued in the second closing, are for a 5-year term, with an exercise price equal to 115% of the daily volume weighed average price of our common stock on the American Stock Exchange on the date the accompanying debentures were sold. The warrants issued in the first closing have an exercise price of $1.0236.

     The investors were granted the right of first refusal to participate in our future offerings of common stock or equivalent securities so long as any one of them owns at least 5% of the debentures purchased on the first closing. The investors were also given registration rights under a registration rights agreement requiring us to file a registration statement respecting 130% of the common stock issuable upon the conversion of the debentures and the warrants within 30 days after the first closing, and to use best efforts to have the registration statement declared effective at the earliest date. If the registration statement is not filed within these timeframes or declared effective within 90 days following the closing date of the debentures sold in the first phase, or within 120 days in the event of a review by the Securities and Exchange Commission, we would be obligated to pay liquidated damages to the investors. The registration statement was filed in May 2003 and was declared effective on July 18, 2003.

     On April 1, 2003, we entered into a securities purchase agreement with MBSJ Investors, LLC for the sale to MBSJ of a 9% debenture, convertible to shares of our common stock at a conversion price of $1.0236, for $400,000. This debenture was accompanied by five-year warrants to purchase 156,311 shares of common stock with an exercise price of $1.0236 per share. Interests are due on a quarterly basis, payable in cash or shares of common stock at or option. Commencing on February 1, 2004, we must redeem $20,000 per month of the debenture. The debenture matures in October 2005. MBSJ was also granted registration rights under a aegistration rights agreement, and certain other rights similar to those granted to Midsummer, Omicron and Islandia.

     On May 6, 2003, we entered into an agreement with Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc. (collectively, the "Crestview Investors") for the sale to the Crestview Investors of 9% debentures, convertible into shares of our common stock at a conversion price of $1.0236, for $300,000. These debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.0236 per share. Interest is due on a quarterly basis, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we must redeem $18,750 per month of the debentures. The debentures mature in May 2005. The Crestview Investors were also granted registration rights under a registration rights agreement, and certain other rights similar to those granted to Midsummer, Omnicron and Islandia. Additional debentures aggregating up to $300,000 will be sold to the Crestview Investors in a second closing if within one year after the date of first sale of debentures there occurs a period of 15 consecutive trading days during which the daily volume weighted average closing price of our common stock is maintained at a price at or above $1.75 per share, subject to certain conditions.

     On June 27, 2003, we entered into an agreement with various institutional investors ("Common Stock Institutional Investors") for the sale to these investors of 5,275,000 shares of common stock at a per share price of $1.50 for an aggregate purchase price of $7.9 million. Pursuant to the Registration Rights Agreement, we filed a separate registration statement respecting their shares on July 31, 2003. As of the date of this report, the registration statement has not been declared effective. In connection with this financing, we paid Roth Capital Partners, LLC, as placement agent, cash compensation of 8% of the proceeds and issued a five-year warrant to purchase 527,500 shares of common stock at an exercise price of $1.65 per share. We also issued five-year warrants to purchase 375,000 shares of common stock at an exercise price of $1.65 to Midsummer, Omicron, Islandia and the Crestview Investors in order to obtain their requisite consents and waivers of rights they possessed to participate in the financing.

     We retain Radcliffe & Associates, an entity affiliated with Donald S. Radcliffe, to perform financial advisory services. During the fiscal years ended March 31, 2003 and 2002, we incurred $36,000 and $42,000, respectively, in fees and costs to Radcliffe & Associates. We incurred an additional $19,000 in fees to Mr. Radcliffe for accounting services during the fiscal year ended March 31, 2002. In June 2002, we issued Mr. Radcliffe 75,000 shares of common stock to repay $25,000 in obligations pursuant to these arrangements.

     Effective April 1, 2003, we sold our wholly-owned Training Products subsidiary to its president, Arthur Klitofsky, for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain targets. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%.


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


  2.9 Securities Purchase Agreement dated June 27, 2003 by and among the Company and the purchasers named therein, incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed on July 2, 2003.


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

EXHIBIT           DESCRIPTION
-------           -----------


  4.2 Registration Rights Agreement dated as of March 31, 2003 by and among the Company, Midsummer Investment, Ltd., Omicron Master Trust, and Islandia, L.P., incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed April 15, 2003.

  4.3 Registration Rights Agreement dated as of April 1, 2003 between the Company and MBSJ Investors LLC., incorporated by reference to exhibit 4.2 to the Company's Form 8-K filed April 15, 2003.

  4.4 Registration Rights Agreement dated June 27, 2003 by and among the Company and the parties named therein, incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on July 2, 2003.


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

EXHIBIT           DESCRIPTION
-------           -----------

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

Date:  August 14, 2003             ISLAND PACIFIC, INC., A DELAWARE CORPORATION


                                   By: /s/ Harvey Braun
                                       ---------------------------------------
                                       Harvey Braun, Chief Executive Officer
                                       and Chairman of the Board
                                       (Principal Executive Officer and
                                       Principal Financial Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                             CAPACITY                                 DATE



/s/ Harvey Braun                         Chairman and Chief Executive Officer               August 14, 2003
---------------------------------------
Harvey Braun

/s/ Steven Beck                              President and Chief Operating                  August 14, 2003
---------------------------------------          Officer and Director
Steven Beck

/s/ Donald S. Radcliffe                                Director                             August 14, 2003
---------------------------------------
Donald S. Radcliffe

/s/ Ivan M. Epstein                                    Director                             August 14, 2003
---------------------------------------
Ivan M. Epstein

/s/ Ian Bonner                                         Director                             August 14, 2003
---------------------------------------
Ian Bonner

/s/ Michael Silverman                                  Director                             August 14, 2003
---------------------------------------
Michael Silverman

/s/ Robert P. Wilkie                                   Director                             August 14, 2003
---------------------------------------
Robert P. Wilkie

                            FORM 10-K CERTIFICATIONS

I, Harvey Braun, Chairman of the Board and Chief Executive Officer, certify that:

               1. I have reviewed this annual report on Form 10-K/A of Island Pacific, Inc.;

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

                          By:  /s/ HARVEY BRAUN
                               -----------------------
                               Harvey Braun
                               Chairman of the Board and Chief Executive Officer (Principal Executive and Financial Officer)

     Date: August 14, 2003

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

2.       DISCONTINUED OPERATIONS


         Effective April 1, 2003, we sold our wholly-owned subsidiary, SVI Training Products, Inc. ("Training Products") to its former president for the sale price of $180,000 plus earnout payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain target. We received a promissory note for the amount of $180,000 and the earnout payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. The sale of the Training Products subsidiary resulted in a loss of $129,000, net of estimated income taxes, which was accrued for at March 31, 2003. The operating results of Training Products are shown as discontinued operations with the prior period results restated. The operating results reflected in income (loss) from operations are summarized as follows:


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

         CONVERTIBLE DEBENTURES


         On March 31, 2003, we entered into a Securities Purchase Agreement for the sale to a group of investors convertible debentures, convertible into shares of our common stock at a conversion price of $1.02 per share, for the total proceeds of $3.5 million. $2.8 million of the proceeds were used to pay our debt to the Bank (see Note 9). The debentures mature in May 2005 and bear an interest rate of 9% per annum. Interest is payable on a quarterly basis beginning June 1, 2003, at our option, in cash or shares of common stock. If certain conditions are met, we have the right, but not the obligation, to redeem the debentures at 110% of their face value, plus accrued interest. Commencing in February 2004, we must redeem $219,000 per month of the debentures. Furthermore, if the daily volume weighted average price of our common stock on the American Stock Exchange exceeds $1.02 by more than 200% for 15 consecutive trading days, we will have the option to cause the investors to convert their debentures into common stock.


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

         The investors also received a warrant to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.02 per share. The warrants are to expire five years from the date of issuance. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $625,000 and will be amortized as interest expense over the life of the convertible debentures.


         As of March 31, 2003, the balance of these convertible debentures was as follows (in thousands):

                  Convertible debentures                      $       3,500
                  Less:  unamortized debt discount                      625
                                                              ---------------
                                                                      2,875
                  Current portion                                       149
                                                              ---------------
                  Long-term portion                           $       2,726
                                                              ===============

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
                                                                           ==============    ==============

         The difference between the actual provision (benefit) and the amount computed at the statutory United States federal income tax rate of 34% for the fiscal years ended March 31, 2003, 2002 and 2001 is attributable to the following:

                                                               YEAR                YEAR                YEAR

                                                               ENDED               ENDED               ENDED
                                                             MARCH 31,           MARCH 31,           MARCH 31,
                                                               2003                2002                2001
                                                          ---------------    ----------------    ---------------
         Provision (benefit) computed at statutory rate           (34.0)%            (34.0)%             (34.0)%
         Nondeductible goodwill                                     7.9                5.1                 4.8
         Change in valuation allowance                             73.9               20.4                 9.1
         Change in valuation allowance for NOL                    (20.8)                --                  --
         Foreign income taxed at different rates                   (0.3)               9.7                 5.0
         Tax credits                                              (24.2)              (2.9)                 --
         State income tax, net of federal tax benefit              (2.5)              (0.7)               (1.4)
         Other                                                       --                2.4                 0.3
                                                          ---------------    ----------------    ----------------

         Total provision (benefit) for income taxes                ( --)%              (--)%             (16.2)%
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

         Up to March 31, 2002, we considered our business to consist of one reportable operating segment. Effective April 1, 2002, we reorganized our operations into three business units that have separate management teams and reporting infrastructures. Each unit is evaluated primarily based on total revenues and operating income excluding depreciation and amortization. Identifiable assets are also managed by business units. The units are as follows:


                  o RETAIL MANAGEMENT SOLUTIONS - offers suite of applications, which builds on our long history in retail software design and development. We provide our customers with an extremely reliable, widely deployed, comprehensive and fully integrated retail management solutions. Island Pacific Retail Management solution includes merchandise management that optimizes workflow and provides the highest level of data integrity. This module supports all operational areas of the supply chain including planning, open-to-buy purchase order management, forecasting, warehouse and store receiving distribution, transfers, price management, performance analysis and physical inventory. In addition, Island Pacific Retail Management includes a comprehensive set of tools for analysis and planning, replenishment and forecasting, event and promotion management, warehouse, ticketing, financials and sales audit. Through collaborations with strategic partners, Island Pacific Retail Management offers tools for loss prevention, communication with stores and vendors, integration needs, purchase and allocation decisions, analysis of weather impact, control and management of business processes, consumer research, tracking consumer shopping patterns, forecasting and replenishment, and analyzing store people productivity.

                  o STORE SOLUTIONS - offers suite of applications builds on our long history of providing multi-platform, client server in-store solutions. We market this set of applications under the name "OnePointe," and "one Pointe International" which is a full business to consumer software infrastructure encompassing a range of integrated store solutions. "OnePointe" is a complete application providing all point-of-sale ("POS") and in-store processor (server) functions for traditional "brick and mortar" retail operations.


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

         A summary of the revenues and operating income (loss), excluding depreciation and amortization, attributable to each of these business units and identifiable assets is as follows (in thousands):


                                                                              Fiscal 2003
                     Net sales:
                               Retail Management Solutions                  $       20,390
                               Store Solutions                                       1,906
                               Training Products                                     1,517
                                                                            ---------------
                                        Consolidated net sales              $       23,813
                                                                            ===============

                     Operating income (loss):
                               Retail Management Solutions                  $        3,129
                               Store Solutions                                         129
                               Training Products                                       287
                               Other (see below)                                    (5,974)
                                                                            ---------------
                                        Consolidated operating loss         $       (2,429)
                                                                            ===============

                     Depreciation:
                               Retail Management Solutions                  $          192
                               Store Solutions                                          47
                               Other                                                    91
                                                                            ---------------
                                        Consolidated depreciation           $          330
                                                                            ===============

                     Other operating loss:
                               Amortization of intangible assets            $       (3,818)
                               Depreciation                                            (91)
                               Administrative costs and other
                                 non-allocated expenses                             (2,065)
                                                                            ---------------
                                        Consolidated other operating loss   $       (5,974)
                                                                            ===============

                     Identifiable assets:
                               Retail Management Solutions                  $       31,953
                               Store Solutions                                       4,404
                               Training Products                                       381
                                                                            ---------------
                                        Consolidated identifiable assets    $       36,738
                                                                            ---------------

         Operating income in Retail Management Solutions, Store Solutions and Training Products includes direct expenses for software licenses, maintenance services, programming and consulting services, sales and marketing expenses, product development expenses, and direct general, administrative and depreciation expenses. The "Other" caption includes amortization of intangible assets, non-allocated costs and other expenses that are not directly identified with a particular business unit and which we do not consider in evaluating the operating income of the business unit.

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


21.      FINANCING (Unaudited)

         On June 27, 2003, we entered into an agreement with various institutional investors ("Common Stock Institutional Investors") for the sale to these investors of 5,275,000 shares of common stock at a per share price of $1.50 for an aggregate purchase price of $7.9 million. Pursuant to a registration rights agreement, we filed a separate registration statement respecting their shares on July 31, 2003. As of the date of this report, the registration statement has not been declared effective.

         In connection with this financing, we paid Roth Capital Partners, LLC, as placement agent, cash compensation of 8% of the proceeds and issued a five-year warrant to purchase 527,500 shares of common stock at an exercise price of $1.65 per share. We also issued five-year warrants to purchase 375,000 shares of common stock at an exercise price of $1.65 to certain holders of our 9% convertible debentures in order to obtain their requisite consents and waivers of rights they possessed to participate in the financing.