Form 10-Q
period 2003-06-30
ISLAND PACIFIC INC
filed 2003-08-14
CIK 866535

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

Commission file number  0-23049
                        -------

                              ISLAND PACIFIC, INC.
                              --------------------
                         (Formerly, SVI Solutions, Inc.)
                         -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    33-0896617
-------------------------------          ---------------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

19800 MACARTHUR BOULEVARD, 12TH FLOOR, IRVINE, CALIFORNIA     92612
---------------------------------------------------------     -----
(Address of principal executive offices)                    (Zip Code)

                                 (949) 476-2212
                                 --------------
              (Registrant's telephone number, including area code)

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

Common Stock, $0.0001 Par Value - 37,507,304 shares as of July 31, 2003.


================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2003
                 and March 31, 2003 .......................................... 3

           Condensed Consolidated Statements of Operations for the Three
                 Months Ended June 30, 2003 and 2002 ......................... 4

           Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended June 30, 2003 and 2002 ......................... 5

           Notes to Condensed Consolidated Financial Statements............... 6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........28

Item 4.    Controls and Procedures............................................29


PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................29

Item 2.    Changes in Securities and Use of Proceeds..........................30

Item 4.    Submission of Matters to a Vote of Security Holders................31

Item 6.    Exhibits and Reports on Form 8-K...................................31

SIGNATURES....................................................................33

CERTIFICATIONS................................................................34

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      ISLAND PACIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                             JUNE 30,  MARCH 31,
                                                              2003       2003
                                                            ---------  ---------

ASSETS
Current assets:
   Cash and cash equivalents                                $  7,053   $  1,319
   Accounts receivable, net of allowance for doubtful
     accounts of $382 and $372, respectively                   6,708      3,974
   Income tax refund receivable                                  845         --
   Other receivables, including $0 and $3 from related
     parties, respectively                                        79         97
   Inventories                                                    86         91
   Current portion of non-compete agreements                     917        917
   Net assets from discontinued operations                        --        309
   Prepaid expenses and other current assets                     293        225
                                                            ---------  ---------
       Total current assets                                   15,981      6,932

Note receivable                                                  180         --
Property and equipment, net                                      337        380
Purchased and capitalized software, net                       15,121     14,804
Goodwill, net                                                 14,795     14,795
Non-compete agreements, net                                      439        668
Other assets                                                      64         58
                                                            ---------  ---------
       Total assets                                         $ 46,917   $ 37,637
                                                            =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Debt due to stockholders                                 $  1,345   $  1,320
   Convertible note                                              500        500
   Current portion of long-term debts                            951        149
   Accounts payable                                            2,211      2,941
   Accrued expenses                                            4,253      4,517
   Deferred revenue                                            3,044      1,561
   Income tax payable                                            271         --
                                                            ---------  ---------
       Total current liabilities                              12,575     10,988

Convertible debentures, net of debt discount of
  $645 and $625, respectively                                  2,636      2,726
Other long-term liabilities                                       72         81
                                                            ---------  ---------
       Total liabilities                                      15,283     13,795
                                                            ---------  ---------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.0001 par value; 5,000,000 shares
     authorized; Series A Convertible Preferred, 7.2%
     cumulative 141,100 shares authorized and outstanding
     with a stated value of $100 per share, dividends in
     arrears of $1,523 and $1,269, respectively               14,100     14,100
   Committed common stock - 2,500,000 shares                   1,383      1,383
   Common stock, $.0001 par value; 100,000,000 shares
     authorized; 36,906,490 and 42,199,632 shares issued;
     and 36,906,490 and 31,499,632 shares outstanding              5          4
   Additional paid in capital                                 56,351     57,751
   Accumulated deficit                                       (40,205)   (40,490)
   Treasury stock, at cost; shares - 10,700,000                   --     (8,906)
                                                            ---------  ---------
       Total stockholders' equity                             31,634     23,842
                                                            ---------  ---------

       Total liabilities and stockholders' equity           $ 46,917   $ 37,637
                                                            =========  =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                ISLAND PACIFIC, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share data)

                                                                              THREE MONTHS ENDED JUNE 30,
                                                                                  2003        2002
                                                                                ---------   ---------

Net sales                                                                       $  5,466    $  4,893
Cost of sales                                                                      1,654       2,053
                                                                                --------    --------
     Gross profit                                                                  3,812       2,840

Expenses:
   Application development                                                           137         901
   Depreciation and amortization                                                     868       1,034
   Selling, general and administrative                                             2,796       1,937
                                                                                ---------   ---------
     Total expenses                                                                3,801       3,872
                                                                                ---------   ---------

Operating income (loss)                                                               11      (1,032)

Other income (expense):
   Interest income                                                                    26           1
   Other expense                                                                     (11)         (1)
   Interest expense                                                                 (311)       (408)
                                                                                ---------   ---------
     Total other expense                                                            (296)       (408)
                                                                                ---------   ---------

Loss before provision for income taxes                                              (285)     (1,440)

   Provision for income tax benefits                                                 570          --
                                                                                ---------   ---------
Income (loss) before cumulative effect of a change in accounting principle           285      (1,440)

   Cumulative effect of changing accounting principle - goodwill
     valuation under SFAS 142                                                         --        (627)
                                                                                ---------   ---------
Income (loss) from continuing operations                                             285      (2,067)

   Income from discontinued operations of the SVI Training Products, Inc.
     subsidiary, net of applicable income taxes                                       --          50
                                                                                ---------   ---------

Net income (loss)
                                                                                $    285    $ (2,017)
                                                                                =========   =========

Basic income (loss) per share:
   Income (loss) before cumulative effect of a change in accounting principle   $   0.01    $  (0.05)
   Cumulative effect of a change in accounting principle - goodwill
     valuation under SFAS 142                                                         --       (0.02)
                                                                                ---------   ---------
   Income (loss) from continuing operations                                         0.01       (0.07)
   Income from discontinued operations                                                --          --
                                                                                ---------   ---------
        Net income (loss)                                                       $   0.01    $  (0.07)
                                                                                =========   =========

Diluted income (loss) per share:
   Income (loss) before cumulative effect of a change in accounting principle   $     --    $  (0.05)
   Cumulative effect of a change in accounting principle - goodwill
     valuation under SFAS 142                                                         --       (0.02)
                                                                                ---------   ---------
   Income (loss) from continuing operations                                           --       (0.07)
   Income from discontinued operations                                                --          --
                                                                                ---------   ---------
        Net income (loss)                                                       $     --    $  (0.07)
                                                                                =========   =========

  Weighted-average common shares outstanding:
      Basic                                                                       31,615      28,512
      Diluted                                                                     64,743      28,512

                        The accompanying notes are an integral part of these
                            condensed consolidated financial statements.

                                                 4

                           ISLAND PACIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                                             THREE MONTHS ENDED JUNE 30,
                                                                                   2003       2002
                                                                                 --------   --------
Cash flows from operating activities:
   Net income (loss)                                                             $   285    $(2,017)
   Adjustments to reconcile net income (loss) to net cash
     used for operating activities:
     Depreciation and amortization                                                   868      1,034
     Cumulative effect of a change in accounting principle - goodwill
       valuation under SFAS 142                                                       --        627
     Amortization of debt discount and conversion option                             189         99
     Common stock issued for services rendered                                        25         15
   Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable and other receivables                                    (2,716)      (965)
     Income tax refund receivable                                                   (845)        --
     Inventories                                                                       5          4
     Prepaid expenses and other assets                                               (74)       (59)
     Accounts payable and accrued expenses                                          (866)       (29)
     Income tax payable                                                              271         (1)
     Accrued interest on stockholders' loans, convertible notes and term loan         57        271
     Deferred revenue                                                              1,483       (350)
                                                                                 --------   --------
Net cash used for operating activities                                            (1,318)    (1,371)
                                                                                 --------   --------

Cash flows from investing activities:
   Purchases of furniture and equipment                                              (11)       (26)
   Capitalized software development costs                                           (900)      (194)
                                                                                 --------   --------
Net cash used for investing activities                                              (911)      (220)
                                                                                 --------   --------

Cash flows from financing activities:
   Sale of common stock, net of offering costs                                     7,264         --
   Decrease in amount due to stockholders, net                                        --        (70)
   Proceeds from convertible debts                                                   700        874
   Proceeds from short-term loan from related party                                   --         70
   Payments on short-term loan from related party                                     --        (70)
                                                                                 --------   --------
Net cash provided by financing activities                                          7,964        804
                                                                                 --------   --------

Effect of exchange rate changes on cash                                               (1)        (2)
                                                                                 --------   --------

Net increase (decrease) in cash and cash equivalents                               5,734       (789)
Cash and cash equivalents, beginning of period                                     1,319      1,309
                                                                                 --------   --------
Cash and cash equivalents, end of period                                         $ 7,053    $   520
                                                                                 ========   ========

Supplemental disclosure of cash flow information:
   Interest paid                                                                 $    61    $    10

Supplemental schedule of non-cash investing and financing activities:
   Issued 100,000 shares of common stock for services in connection
     with an equity financing in December 2000                                        --    $    45
   Issued 140,000 shares of common stock to pay for penalty for late
     effectiveness of the registration statement                                      --    $    60
   Received 262,500 shares of common stock related to early termination
     of a service contract                                                            --    $  (210)
   Issued 9,849 and 151,666 shares of common stock as payments for bonuses and
     services rendered in prior periods                                          $     8    $    66

                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements.



                      ISLAND PACIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all the periods presented have been made.

Certain amounts in the prior period have been reclassified to conform to the presentation for the three months ended June 30, 2003. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended March 31, 2003.

The results of operations for the three months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DISCONTINUED OPERATIONS

Effective April 1, 2003, we sold our wholly-owned subsidiary, SVI Training Products, Inc. ("Training Products"), to its former president for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain target. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. The sale of the Training Products subsidiary resulted in a loss of $129,000, net of estimated income taxes, which was accrued for at March 31, 2003. Accordingly, the operating results of the Training Products subsidiary for the three months ended June 30, 2002 are restated as discontinued operations.


NOTE 3 - INVENTORIES

Inventories consist of finished goods and are stated at the lower of cost or market, on a first-in, first-out basis.


NOTE 4 - CONVERTIBLE DEBTS

CONVERTIBLE NOTES DUE TO STOCKHOLDERS

During the quarter ended June 30, 2001, we entered into subscription agreements with a limited number of accredited investors related to existing stockholders for gross proceeds of $1.3 million. Each unit consisted of a convertible promissory note to purchase 250 shares of our common stock for each $1,000 borrowed by us. The holders of the notes have the option to convert the unpaid principal and interest to common stock at any time at a conversion price of $0.60 per share. The notes mature on September 30, 2003 and earn interest at 8% per annum, increasing to 13% in the event of a default in payment of principal or interest, to be paid at maturity. We do not have a right to prepay the notes.

We also issued to these investors warrants to purchase an aggregate of 1,600,000 shares at $0.60 per share, expiring July 19, 2007. The warrants are not callable by us.

We filed a registration statement for the resale of all shares held by or obtainable by these and other investors. The registration statement was declared effective on July 18, 2003.

CONVERTIBLE NOTE DUE TO UNION BANK OF CALIFORNIA

Pursuant to the Discounted Loan Payoff Agreement dated March 31, 2003, we issued to Union Bank of California a $500,000 unsecured, non-interest bearing convertible note payable in either cash or shares of common stock, at our option. If we elect to pay the principal amount or any portion thereof in shares of common stock, the shares will be computed on a price per share of 80% of the average share closing price of our common stock for the ten trading day period immediately preceding the payoff date. The maturity date is March 31, 2004.

CONVERTIBLE DEBENTURES

In March 2003, we entered into a Securities Purchase Agreement for the sale of convertible debentures to a group of investors (the "March '03 Debenture Investors"). The debentures are convertible into shares of our common stock at a conversion price of $1.02 per share, for the total proceeds of $3.5 million. The debentures mature in May 2005 and bear an interest rate of 9% per annum. Interest is payable on a quarterly basis commencing on June 1, 2003, in cash or shares of common stock, at our option. If certain conditions are met, we have the right, but not the obligation, to redeem the debentures at 110% of their face value, plus accrued interest. Commencing in February 2004, we must redeem $219,000 per month of the debentures. Furthermore, if the daily volume weighted average price of our common stock on the American Stock Exchange exceeds $1.02 by more than 200% for 15 consecutive trading days, we will have the option to cause the investors to convert their debentures into common stock. Subsequent to June 30, 2003, one of the investors converted $500,000 of its debenture into 488,472 shares of our common stock.

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

We filed a registration statement covering 130% of the common stock issuable upon the conversion of the debentures and warrants. The registration statement was declared effective on July 18, 2003.

Additional debentures, aggregating up to $2 million, will be sold to these investors in a second closing, if within one year after the date of first sale of debentures there occurs a period of 15 consecutive trading days during which the daily volume weighted average closing price of our common stock is maintained at a price at or above $1.75 per share, subject to certain conditions. The shares of common stock underlying these debentures and warrants were not included in the registration statement declared effective in July 2003.

In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures was recorded as interest expense. It was recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first became convertible. We recognized this interest expense of $715,000 in March 2003.

The March '03 Debenture Investors also received warrants to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.02 per share. The warrants expire five years from the date of issuance. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was $625,000 and is being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $72,000 in the quarter ended June 30, 2003.

In April 2003, we entered into a Securities Purchase Agreement with an investor (the "April '03 Debenture Investor") for the sale of a 9% debenture, convertible to shares of our common stock at a conversion price of $1.02, for the gross proceeds of $400,000. Interest is due on a quarterly basis commencing on June 1, 2003, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we must redeem $20,000 per month of the debenture. The debenture matures in October 2005. The April '03 Debenture Investor was also granted registration rights under a registration rights agreement, and certain other rights similar to those granted to the March '03 Debenture Investors.

In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures was recorded as interest expense. We recognized this interest expense of $69,000 in the quarter ended June 30, 2003.

The debenture issued to the April '03 Debenture investor was accompanied by a five-year warrant to purchase 156,311 shares of our common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $63,000 and is being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $7,000 in the quarter ended June 30, 2003.

In May 2003, we entered into an agreement with a group of investors (the "May '03 Debenture Investors") for the sale of 9% debentures, convertible into shares of our common stock at a conversion price of $1.02 for the gross proceeds of $300,000. Interest is due on a quarterly basis commencing on June 1, 2003, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we must redeem $19,000 per month of the debentures. The debentures mature in May 2005. The May '03 Debenture Investors were also granted registration rights under a registration rights agreement, and certain other rights similar to those granted to the March '03 Debenture Investors.

Additional debentures aggregating up to $300,000 will be sold to the May '03 Debenture Investors in a second closing, if within one year after the date of first sale of debentures there occurs a period of 15 consecutive trading days during which the daily volume weighted average closing price of our common stock is maintained at a price at or above $1.75 per share, subject to certain conditions. The shares of common stock underlying these debentures and warrants were not included in the registration statement declared effective in July 2003.

In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures was recorded as interest expense. We recognized this interest expense of $38,000 in the quarter ended June 30, 2003.

These debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants is $39,000 and is being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $3,000 in the quarter ended June 30, 2003.

In June 2003, we entered into an agreement with various institutional investors ("Common Stock Institutional Investors") for the sale of 5,275,000 shares of common stock at a per share price of $1.50 for an aggregate purchase price of $7.9 million. In connection with this financing, we paid Roth Capital Partners, LLC, as placement agent, cash compensation of 8% of the proceeds and issued a five-year warrant to purchase 527,500 shares of common stock at an exercise price of $1.65 per share. We also issued five-year warrants to purchase 375,000 shares of common stock at an exercise price of $1.65 to the March '04 Debenture Investors and May '04 Debenture Investors in order to obtain their requisite consents and waivers of rights they possessed to participate in the financing.

As of June 30, 2003, the balance of all the 9% convertible debentures was as follows (in thousands):

         Convertible debentures                        $         4,231
         Less:  unamortized debt discount                          644
                                                       ----------------
                                                                 3,587
         Current portion                                           951
                                                       ----------------
         Long-term portion                             $         2,636
                                                       ================


NOTE 5 - INCOME TAX BENEFITS

Income tax benefits in the quarter ended June 30, 2003 include $845,000 income tax refund receivable; offset in part by income tax payable relating to prior periods of $271,000. The net amount of $570,000 has been recorded as income under provision for income taxes in the consolidated statement of operations. The income tax refund results from carrying back net operating losses in the last three years to prior periods.

NOTE 6 - CHANGE IN ACCOUNTING PRINCIPLE

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

Effective April 1, 2002, we adopted SFAS 142 and ceased amortization of goodwill recorded in business combinations prior to June 30, 2001. We evaluate the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization.

Pursuant to SFAS 142, we completed the transitional analysis of goodwill impairment as of April 1, 2002 and recorded an impairment of $627,000 as a cumulative effect of a change in accounting principle in the quarter ended June 30, 2002.


NOTE 7 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Earnings per share for the quarter ended June 30, 2003 and 2002 is calculated as follows (in thousands):

                                                    Three months ended June 30,
                                                       2003          2002
                                                    ----------    -----------
             Net income (loss)                      $     285     $   (2,017)
                                                    ==========    ===========

             Basic weighted average shares             31,615         28,512

             Dilutive common stock equivalent          33,128             --
                                                    ----------    -----------

             Diluted weighted average shares           64,743         28,512

             Basic earnings (loss) per share        $    0.01     $    (0.07)

             Diluted earnings (loss) per share      $      --     $    (0.07)


The following potential common shares have been excluded from the computation of diluted net loss per share for the quarter ended June 30, 2002, because the effect would have been anti-dilutive:

     Outstanding options under our stock option plans                 4,318,346
     Outstanding options granted outside our stock option plans       1,046,812
     Warrants issued in conjunction with private placements           5,665,086
     Warrants issued for services rendered                              804,002
     Convertible notes due to stockholders                            1,098,047
     Convertible note due to a major customer                         2,500,000
     Series A Convertible Preferred Stock                            18,259,500
                                                                     -----------
                  Total                                              33,691,793
                                                                     ===========

NOTE 8 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA

We are a leading provider of software solutions and services to the retail industry. We provide high value innovative solutions that help retailers understand, create, manage and fulfill consumer demand. Our solutions and services have been developed specifically to meet the needs of the retail industry. Our solutions help retailers improve the efficiency and effectiveness of their operations and build stronger, longer lasting relationships with their customers. We currently operate in the United States and the United Kingdom. The geographic distribution of our net sales and long-lived assets are as follows (in thousands):

                                                         Quarters Ended June 30,
                                                            2003      2002
                                                          ----------  ----------
                  Net sales:
                     United States                        $   4,925   $   4,429
                     United Kingdom                             541         464
                                                          ----------  ----------
                         Total net sales                  $   5,466   $   4,893
                                                          ==========  ==========

                                                                  June 30,
                                                             2003        2002
                                                          ----------  ----------
                  Identifiable assets:
                     United States                        $  45,834   $  37,602
                     United Kingdom                           1,083         836
                                                          ----------  ----------
                         Total identifiable assets        $  46,917   $  38,438
                                                          ==========  ==========

For the three months ended June 30, 2003 and 2002, net sales to one customer, Toys "R" Us, Inc., accounted for 24% and 42% of total net sales, respectively.

We organized our business into two segments as follows:

    o RETAIL MANAGEMENT SOLUTIONS - offer suite of applications, which builds on our long history in retail software design and development. We provide our customers with an extremely reliable, widely deployed, comprehensive and fully integrated retail management solutions. Retail Management Solutions include merchandise management that optimizes workflow and provides the highest level of data integrity. This module supports all operational areas of the supply chain including planning, open-to-buy purchase order management, forecasting, warehouse and store receiving distribution, transfers, price management, performance analysis and physical inventory. In addition, Retail Management Solutions include a comprehensive set of tools for analysis and planning, replenishment and forecasting, event and promotion management, warehouse, ticketing, financials and sales audit. Through collaborations with strategic partners, Retail Management Solutions offer tools for loss prevention, communication with stores and vendors, integration needs, purchase and allocation decisions, analysis of weather impact, control and management of business processes, consumer research, tracking consumer shopping patterns, forecasting and replenishment, and analyzing store people productivity.

    o STORE SOLUTIONS - offer suite of applications builds on our long history of providing multi-platform, client server in-store solutions. We market this set of applications under the name "OnePointe," and "OnePointe International" which is a full business to consumer software infrastructure encompassing a range of integrated store solutions. "OnePointe" is a complete application providing all point-of-sale ("POS") and in-store processor (server) functions for traditional "brick and mortar" retail operations.

A summary of the revenues and operating income (loss), excluding depreciation and amortization, attributable to each of these business units and identifiable assets is as follows (in thousands):

                                                                     Three months ended June 30,
                                                                         2003        2002
                                                                       ---------   ---------
     Net sales:
               Retail Management Solutions                             $  5,064    $  4,445
               Store Solutions                                              402         448
                                                                       ---------   ---------
                    Total net sales                                    $  5,466    $  4,893

     Operating income (loss):
               Retail Management Solutions                             $  1,596    $    784
               Store Solutions                                               --        (160)
               Other (see below)                                         (1,585)     (1,656)
                                                                       ---------   ---------
                    Total operating income (loss)                      $     11    $ (1,032)

     Depreciation:
               Retail Management Solutions                             $     30    $     49
               Store Solutions                                                9          13
               Other (see below)                                             17          25
                                                                       ---------   ---------
                    Total depreciation                                 $     56    $     87

     Other operating loss:
               Amortization of intangible assets                       $   (812)   $   (947)
               Depreciation                                                 (56)        (87)
               Administrative costs and other non-allocated expenses       (717)       (622)
                                                                       ---------   ---------
                    Total other operating loss                         $ (1,585)   $ (1,656)

     Identifiable assets:
               Retail Management Solutions                             $ 34,151    $ 32,971
               Store Solutions                                            4,132       5,104
                                                                       ---------   ---------
                    Total identifiable assets                          $ 38,283    $ 38,075


Operating income (loss) in Retail Management Solutions and Store Solutions includes direct expenses for software licenses, maintenance services, programming and consulting services, sales and marketing expenses, product development expenses, and direct general and administrative expenses. The "Other" caption includes depreciation, amortization of intangible assets, non-allocated costs and other expenses that are not directly identified with a particular business unit and which management does not consider in evaluating the operating income of the business unit.


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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


NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

On November 22, 2002, UDC Homes, Inc and UDC Corporation now known as Shea Homes, Inc. served Sabica Ventures, Inc. ("Sabica") and Island Pacific, an operating division of SVI Solutions, Inc. ("Island Pacific") with a cross-complaint for indemnity on behalf of an entity identified in the summons as Pacific Cabinets. Sabica and Island Pacific filed a notice of motion and motion to quash service of summons on the grounds that neither Sabica nor Island Pacific has ever done business as Pacific Cabinets and has no other known relation to the construction project that is the subject of the cross-complaint and underlying complaint. A hearing on Sabica's and Island Pacific's motion to quash occurred on May 22, 2003 which was subsequently denied.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND THE COMPANY INTENDS THAT CERTAIN MATTER DISCUSSED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBOR FROM LIABILITY ESTABLISHED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED BY THE CONTEXT OF THE STATEMENT WHICH MAY INCLUDE WORDS SUCH AS THE COMPANY ("IPI", "WE" OR "US") "BELIEVES", "ANTICIPATES", "EXPECTS", "FORECASTS", "ESTIMATES" OR OTHER WORDS SIMILAR MEANING AND CONTEXT. SIMILARLY, STATEMENTS THAT DESCRIBE FUTURE PLANS, OBJECTIVES, OUTLOOKS, TARGETS, MODELS, OR GOALS ARE ALSO DEEMED FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORECASTED OR ANTICIPATED AS OF THE DATE OF THIS REPORT. CERTAIN OF SUCH RISKS AND UNCERTAINTIES ARE DESCRIBED IN CLOSE PROXIMITY TO SUCH STATEMENTS AND ELSEWHERE IN THIS REPORT INCLUDING ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." STOCKHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS OR CONSTRUE SUCH STATEMENTS TO BE A REPRESENTATION BY US THAT OUR OBJECTIVES OR PLANS WILL BE ACHIEVED. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE ONLY AS OF THE DATE OF THIS REPORT, AND WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS FORM 10-Q. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE FACTORS WHICH AFFECT OUR BUSINESS, INCLUDING WITHOUT LIMITATION THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN OUR ANNUAL REPORT FILED ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2003, AND THE DISCLOSURES UNDER THE HEADING "RISK FACTORS" IN THE FORM 10-K, AS WELL AS OTHER REPORTS AND FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

RECENT DEVELOPMENTS

In March 2003, the Board adopted a resolution to change our name to "Island Pacific, Inc.", and our shareholders approved of this change on July 9, 2003.

In April 2003, we issued $400,000 in 9% convertible debentures to MBSJ Investors, LLC. Along with these debentures, warrants to purchase 156,311 shares of common stock were issued to this investor. See "Indebtedness - MBSJ".

In May 2003, we issued $300,000 in 9% convertible debentures to Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc. Along with these debentures, warrants to purchase 101,112 shares of common stock were issued to these investors. See "Indebtedness - Crestview".

Under a securities purchase agreement dated June 27, 2003, we issued a total of 5,275,000 shares of common stock to various institutional investors for an aggregate purchase price of $7.9 million. See "Financing Transaction below.

In July 2003, Harvey Braun, our CEO, was promoted to the position of Chairman of the Board following Barry Schechter's resignation. Mr. Schechter remains as a consultant.

In August 2003, we appointed Ran Furman to the position of Chief Financial Officer.

DISCONTINUED OPERATIONS

Effective April 1, 2003, we sold our wholly-owned subsidiary, SVI Training Products, Inc. ("Training Products") to its former president for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain targets. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. The sale of the Training Products subsidiary resulted in a loss of $129,000, net of estimated income taxes, which was accrued for at March 31, 2003. The operating results of Training Products for the prior periods are restated as discontinued operations.

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

    o VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. For fiscal 2003, we have adopted SFAS No. 142 resulting in a change in the way we value long-term intangible assets and goodwill. We completed the initial transitional analysis of goodwill impairment as of April 1, 2002 and recorded an impairment of $0.6 million as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. We no longer amortize goodwill, but instead test goodwill for impairment on an annual basis or more frequently if certain events occur. Goodwill is to be measured for impairment by reporting units, which currently consist of our operating segments. At each impairment test for a business unit, we are required to compare the carrying value of the business unit to the fair value of the business unit. If the fair value exceeds the carrying value, goodwill will not be considered impaired. If the fair value is less than the carrying value, we will perform a second test comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The difference if any between the carrying amount of that goodwill and the implied fair value will be recognized as an impairment loss, and the carrying amount of the associated goodwill will be reduced to its implied fair value. These tests require us to make estimates and assumptions concerning prices for similar assets and liabilities, if available, or estimates and assumptions for other appropriate valuation techniques.

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

RECENT ACCOUNTING PRONOUNCEMENTS

A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements (see Note 9). As discussed in the notes to the interim financial statements, the implementation of some of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

NET SALES

Net sales increased by $0.6 million, or 12%, to $5.5 million in the three months ended June 30, 2003 from $4.9 million in the three months ended June 30, 2002 primarily due to an increase in license sales.

COST OF SALES/GROSS PROFIT

Cost of sales decreased by $0.4 million, or 19%, to $1.7 million in the quarter ended June 30, 2003 from $2.1 million in the quarter ended June 30, 2002. Gross profit as a percentage of net sales increased to 70% in the quarter ended June 30, 2003 from 58% in the prior comparative period. The decrease in cost of sales and the increase in gross profit as a percentage of net sales were due to the decrease in low margin software modification and professional services. During the quarter ended June 30, 2003 and 2002, application technology license revenues represented 25% and 15% of net sales, respectively, and related services represented 67% and 81% of net sales, respectively.

APPLICATION DEVELOPMENT EXPENSE

Application development expense decreased by $0.8 million, or 89%, to $0.1 million in the quarter ended June 30, 2003 from $0.9 million in the quarter ended June 30, 2002. The decrease is primarily due to capitalizing $0.9 million in development costs on new products. We've made significant investment in our new products in the current quarter. These new products will be launched during the second half of the fiscal 2004. In the prior comparative period, research and development efforts was spent on enhancing existing products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $0.1 million, or 10%, to $0.9 million in the quarter ended June 30, 2003 from $1.0 million in the quarter ended June 30, 2002. The decrease is mainly due to a decrease in amortization of purchased and capitalized software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $0.9 million, or 47%, to $2.8 million in the three months ended June 30, 2003 from $1.9 million in the three months ended June 30, 2002. The first quarter of 2002 included a $0.6 million reversal of excess amount accrued in prior periods for a litigation settlement. Additional, much of the current quarter was spent building the infrastructure and developing our sales organization.

OPERATING INCOME

Operating income from continuing operations, which included depreciation and amortization expense, was $0.1 million for the quarter ended June 30, 2003, compared to a loss from continuing operations of $1.0 million for the quarter ended June 30, 2002. Earnings from continuing operations before interest, provision for income taxes, depreciation, amortization and change in accounting principle was $0.9 million for the quarter ended June 30, 2003 compared to $0.1 million for the quarter ended June 30, 2002.

INTEREST EXPENSE

Interest expense decreased by $0.1 million, or 25%, to $0.3 million in the quarter ended June 30, 2003 from $0.4 million in the quarter ended June 30, 2002. The decrease is due to a decrease of $3.7 million in interest-bearing debts.

PROVISION FOR INCOME TAXES

Provision for income taxes produced an income of $0.6 million at June 30, 2003. No provision was made at June 30, 2002 due to the availability of tax losses. The income tax refund of $0.6 million at June 30, 2003 results from amending prior years' income tax returns to carry back net operating losses incurred in the past 2 years.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

Pursuant to SFAS 142, we completed the transitional analysis of goodwill impairment as of April 1, 2002 and recorded an impairment of $0.6 million as the cumulative effect of a change in accounting principle in the quarter ended June 30, 2002. We also evaluated the remaining useful lives of our intangibles in the quarter ended June 30, 2002 and no adjustments have been made to the useful lives of our intangible assets. There have been no such charges in the quarter ended June 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the quarter ended June 30, 2003, we financed our operations using cash on hand, internally generated cash, proceeds from the sale of common stock and proceeds from sale of convertible debentures. At June 30, 2003 and March 31, 2003, we had cash of $7.1 million and $1.3 million, respectively.

Operating activities used cash of $1.3 million in the three months ended June 30, 2003 and $1.4 million in the three months ended June 30, 2002. Cash used for operating activities in the three months ended June 30, 2003 resulted from $3.3 million increase in accounts receivable and other receivables and $0.9 million decrease in accounts payable and accrued expenses; offset in part by $0.3 million net income, $0.9 million of non-cash depreciation and amortization, $0.2 million of non-cash amortization of debt discount related to the convertible debentures and $1.5 million increase in deferred revenue.

Investing activities used cash of $0.9 million in the three months ended June 30, 2003 and $0.2 million in the three months ended June 30, 2002. Cash used for investing activities in the current quarter was primarily for capitalization of software development costs.

Financing activities provided cash of $8.0 million and $0.8 million in the three months ended June 30, 2003 and 2002, respectively. The 2003 financing activities included net proceeds of $7.3 million from the sale of common stock and $0.7 million from the issuance of convertible debentures.

Accounts receivable increased to $6.8 million at June 30, 2003 from $4.0 million at March 31, 2003. The increase was due to $1.5 million in semi-annual maintenance service billings for the period of July 2003 through December 2003 (with a balancing liability recorded for deferred revenue), $0.7 million increase in current receivables from new sales and $0.4 million increase in unbilled receivables.

We believe that our cash and cash equivalent and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

FINANCING TRANSACTION

On June 27, 2003, we entered into an agreement with various institutional investors ("Common Stock Institutional Investors") for the sale to these investors of 5,275,000 shares of common stock at a per share price of $1.50 for an aggregate purchase price of $7.9 million. Pursuant to a registration rights agreement, we filed a separate registration statement respecting their shares on July 31, 2003. If this registration statement is not declared effective by the SEC by September 29, 2003, or upon the occurrence of certain events, we will be obligated to pay a cash penalty equal to the rate of 2% per month until such event is cured. As of the date of this report, the registration statement has not been declared effective.

In connection with this financing, we paid Roth Capital Partners, LLC, as placement agent, cash compensation of 8% of the proceeds and issued a warrant to purchase 527,500 shares of common stock at an exercise price of $1.65 per share. We also issued warrants to purchase 375,000 shares of common stock at an exercise price of $1.65 to certain holders of our 9% convertible debentures in order to obtain their requisite consents and waivers of rights they possessed to participate in the financing.

INDEBTEDNESS

UNION BANK

Pursuant to the Discounted Loan Payoff Agreement dated March 31, 2003, we issued to Union Bank of California a $500,000 unsecured, non-interest bearing convertible note payable in either cash or shares of common stock, at our option. If we elect to pay the principal amount or any portion thereof in shares of common stock, the shares will be computed on a price per share of 80% of the average share closing price of our common stock for the ten trading day period immediately preceding payoff date. The maturity date is March 31, 2004.

NATIONAL AUSTRALIA BANK LIMITED

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

ICM ASSET MANAGEMENT, INC.

During the quarter ended June 30, 2001, we entered into Subscription Agreements with a limited number of accredited investors related to existing stockholders for gross proceeds of $1.3 million. Each unit consisted of a convertible promissory note to purchase 250 shares of our common stock for each $1,000 borrowed by us. The holders of the notes have the option to convert the unpaid principal and interest to common stock at any time at a conversion price of $0.60 per share. The notes mature on September 30, 2003 and earned interest at 8% per annum, increasing to 13% in the event of a default in payment of principal or interest, to be paid at maturity. We do not have a right to prepay the notes.

We also issued to these accredited investors warrants to purchase an aggregate of 1,600,000 shares at $0.60 per share, expiring July 19, 2007. The warrants are not callable by us.

We filed a registration statement for the resale of all shares held by or obtainable by these and other investors. The registration statement was declared effective by the SEC on July 18, 2003.

TOYS "R" US

In May 2002, Toys "R" Us, Inc. ("Toys") agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 common shares. The purchase price was received in installments through September 27, 2002. The note is non-interest bearing, and the face amount was either convertible into shares of our stock valued at $0.553 per share or payable in cash at our option, at the end of the term. In November 2002, the Board decided that this note will be converted solely for equity and will not be repaid in cash. The note is due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the development agreement between us and Toys entered into at the same time. We do not have the right to prepay the convertible note before the due date. The face amount of the note is 16% of the $1.3 million purchase price as of May 29, 2002, and increases by 4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount is the full $1.3 million purchase price. The face amount will cease to increase if Toys terminates its development agreement with us for a reason other than our breach. The face amount will be zero if we terminate the development agreement due to an uncured breach by Toys of the development agreement. We have received all of the $1.3 million proceeds.

The warrant entitles Toys to purchase up to 2,500,000 of our common shares at $0.553 per share. The warrant was initially vested as to 400,000 shares as of May 29, 2002, and vests at the rate of 100,000 shares per month until February 28, 2004. The warrant will cease to vest if Toys terminates its development agreement with us for a reason other than our breach. The warrant will become entirely non-exercisable if we terminate the development agreement due to an uncured breach by Toys of the development agreement. Toys may elect a "cashless exercise" where a portion of the warrant is surrendered to pay the exercise price. As of July 31, 2003, 1.8 million shares of the warrant are exercisable.

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

OMICRON/MIDSUMMER/ISLANDIA

On March 31, 2003, we entered into a securities purchase agreement with Midsummer Investment, Ltd. ("Midsummer"), Omicron Master Trust ("Omicron"), and Islandia, L.P. ("Islandia") for the sale to these investors of debentures, convertible into shares of our common stock at a conversion price equal to $1.0236 per share, for an aggregate amount of $3.5 million. The investors also received a five-year warrant to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.0236 per share. The debentures mature in May 2005 and bear an interest rate of 9% per annum. Interest is payable on a quarterly basis commencing on June 1, 2003, in cash or shares of common stock, at our option. If certain conditions are met, we have the right, but not the obligation, to redeem the debentures at 110% of their face value, plus accrued interest. Commencing in February 2004, we must redeem $219,000 per month of the debentures. Furthermore, if the daily volume weighted average price of our common stock on the American Stock Exchange exceeds $1.0236 by more than 200% for 15 consecutive trading days, we will have the option to cause the investors to convert their debentures into common stock. In July 2003, Omicron converted $500,000 of their debenture into 488,472 shares of our common stock.

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

Pursuant to the registration rights agreement, we filed a registration statement covering 130% of the common stock issuable upon the conversion of the debentures and the warrants. The registration statement was declared effective July 18, 2003.

Additional debentures, aggregating up to $2 million, will be sold to these investors in a second closing, if within one year after the date of first sale of debentures there occurs a period of 15 consecutive trading days during which the daily volume weighted average closing price of our common stock is maintained at a price at or above $1.75 per share, subject to certain conditions. The shares of common stock underlying these debentures and warrants were not included in the registration statement declared effective in July 2003.

MBSJ INVESTORS, LLC

On April 1, 2003, we entered into a securities purchase agreement with MBSJ Investors, LLC ("MBSJ") for the sale to MBSJ of a 9% debenture, convertible to shares of our common stock at a conversion price of $1.0236, for $400,000. This debenture was accompanied by a five-year warrant to purchase 156,311 shares of common stock with an exercise price of $1.0236 per share. Interest is due on a quarterly basis, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we must redeem $20,000 per month of the debenture. The debenture matures in October 2005. This debenture was accompanied by a five-year warrant to purchase 156,311 shares of our common stock with an exercise price of $1.0236 per share. MBSJ was also granted registration rights under a registration rights agreement, and certain other rights similar to those granted to Midsummer, Omicron and Islandia.

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

Additional debentures aggregating up to $300,000 will be sold to these investors in a second closing, if within one year after the date of first sale of debentures there occurs a period of 15 consecutive trading days during which the daily volume weighted average closing price of our common stock is maintained at a price at or above $1.75 per share, subject to certain conditions. The shares of common stock underlying these debentures and warrants were not included in the registration statement declared effective in July 2003.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations, including purchase commitments at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                              For the fiscal years ending March 31,
                                          -------------------------------------------
Contractual Cash Obligations               2004     2005     2006     2007   Thereafter
----------------------------              -------  -------  -------  -------  -------
                                                         (in thousands)
Operating leases                          $  681   $  867   $  360   $  107   $   13
Capital leases                               156       --       --       --       --
Convertible debentures                       801    3,297      604       --       --
Convertible notes due stockholders         1,371       --       --       --       --
Payables aged over 90 days                 2,994       --       --       --       --
                                          -------  -------  -------  -------  -------
     Total contractual cash obligations   $6,003   $4,164   $  964   $  107   $   13
                                          =======  =======  =======  =======  =======

                                              For the fiscal years ending March 31,
                                          -------------------------------------------
Other Commercial Commitments               2004     2005     2006     2007   Thereafter
----------------------------              -------  -------  -------  -------  -------
                                                         (in thousands)
Guarantees                                $  187
                                          -------

       Total commercial commitments       $  187
                                          -------


BUSINESS RISKS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN OUR FORM 10-K FOR THE YEAR ENDED MARCH 31, 2003 AND FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THOSE DESCRIBED BELOW, RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS COULD BE HARMED, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. SEE THE NOTE REGARDING FORWARD-LOOKING STATEMENTS INCLUDED AT THE BEGINNING OF ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THIS FORM 10-Q.

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

WE MAY NEED TO RAISE CAPITAL TO REPAY DEBT AND GROW OUR BUSINESS. OBTAINING THIS CAPITAL COULD IMPAIR THE VALUE OF YOUR INVESTMENT.

We may need to raise capital to pay our $1.25 million convertible note obligations to the entities related to ICM Asset Management, Inc. due in full in September 2003, our $3.0 million and $300,000 convertible debenture obligations due in full in May 2005,with monthly redemptions commencing in February 2004, and our $400,000 convertible debenture obligations due in full in October 2005, with monthly redemptions commencing in February 2004. We may also need to raise further capital to:

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 67% of our total assets as of June 30, 2003. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline. Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 10% and 9% of our net sales were in the United Kingdom, in the three months ended June 30, 2003 and 2002, respectively. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

WE HAVE A SINGLE CUSTOMER REPRESENTING A SIGNIFICANT AMOUNT OF OUR BUSINESS.

Toys "R" Us, Inc. ("Toys") accounted for 24% and 42% of our net sales for the three months ended June 30, 2003 and 2002, respectively. While we have a development agreement with this customer, Toys has the right to terminate the agreement without cause with limited advance notice. A reduction, delay or cancellation of orders from Toys would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Our existing stock option plan currently has approximately 2,267,583 shares available for issuance as of July 31, 2003. Future options issued under the plan may have further dilutive effects.

We issued to Toys "R" Us Inc., our major customer, a note convertible into 2,500,000 shares of common stock. This note has a conversion price of $0.553. This note will have a dilutive effect on stockholders if converted.

We issued to entities related to ICM Asset Management notes that are convertible into 2,083,333 shares of common stock. These notes have a conversion price of $0.60 per share, which is currently below the recent market price of $3.40. These notes will have a dilutive effect on stockholders if converted.

We also recently issued to a group of investors debentures that are convertible into 3,603,165 shares of common stock. These debentures have a conversion price of $1.0236, which is below the recent market price of $3.40. These debentures will have a dilutive effect on stockholders if converted.

We issued to Union Bank of California, N.A. an unsecured note that is convertible into shares of common stock at a price per share of eighty percent (80%) of the average share closing price of our common stock for the ten trading day period immediately preceding the payoff date. This note will have a dilutive effect on stockholders if converted.

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

INTEREST RATE RISK

We do not have debt or borrowings with variable rate term.

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 10% and 9% of our total net sales were denominated in currencies other than the U.S. dollar for the quarters ended June 30, 2003 and 2002, respectively.

EQUITY PRICE RISK

WE HAVE NO DIRECT EQUITY INVESTMENTS.

ITEM 4.  - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14 (c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date (the "Evaluation Date") within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer [and principal accounting officer] have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls, as such term is defined under Section 13 (b) of the Exchange Act, or to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.


                          PART II. - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

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

On December 16, 2002, Chapter 11 Debtors, Natural Wonders, Inc. and World of Science, Inc. (collectively "Debtors"), filed an adversary proceeding against our subsidiary SVI Retail, Inc. seeking to avoid and recover preferential transfers. The Debtors sought recovery of approximately $84,000, which it had previously paid to SVI Retail for goods and services rendered. On March 12, 2003, the Debtors and SVI Retail settled the adversary proceeding for $18,000.

On November 22, 2002, UDC Homes, Inc and UDC Corporation now known as Shea Homes, Inc. served Sabica Ventures, Inc. ("Sabica") and Island Pacific, an operating division of SVI Solutions, Inc. ("Island Pacific") with a cross-complaint for indemnity on behalf of an entity identified in the summons as Pacific Cabinets. Sabica and Island Pacific filed a notice of motion and motion to quash service of summons on the grounds that neither Sabica nor Island Pacific has ever done business as Pacific Cabinets and has no other known relation to the construction project that is the subject of the cross-complaint and underlying complaint. A hearing on Sabica's and Island Pacific's motion to quash occurred on May 22, 2003 which was subsequently denied.

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


ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2003, we issued:

    o 48,000 shares of common stock to consultants for services rendered in the quarter ended June 30, 2003, with value of $25,000.

    o An aggregate of 9,849 shares of common stock to employees in lieu of cash payments for commissions earned in prior periods, valued at $8,000.

    o An aggregate of 14,162 shares of common stock to employees from exercises of incentive stock options granted in prior periods.

    o 59,838 shares of common stock from exercise of warrants granted to consultant in prior periods.

    o 5,275,000 shares of common stock to various institutional investors pursuant to the securities purchase agreement dated as of June 27, 2003.

    o Warrant to purchase 527,500 shares of our common stock, at an exercise price of $1.65 per share, to Roth Capital Partners, LLC as placement agent fee for the sale of 5,275,000 shares of our common stock.

    o 9% debenture to MBSJ Investors, LLC, convertible into our common stock at a conversion price of $1.0236, for the gross proceed of $400,000. This debenture was accompanied by a five-year warrant to purchase 156,311 shares of our common stock with an exercise price of $1.0236 per share.

    o 9% debentures to Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc., convertible into our common stock at the conversion price of $1.0236, for the gross proceeds of $300,000. These debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.0236.

    o warrants to Midsummer Investment, Ltd., Omicron Master Trust, Islandia, L.P., Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc. to purchase an aggregate of 375,000 shares of our common stock at an exercise price of $1.65. These warrants were issued to obtain these debenture holders' requisite consents and waivers of rights they possessed to participate in the sale of 5,275,000 shares of common stock in June 2003.

The foregoing securities were offered and sold without registration under the Securities Act of 1933 to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under such Act and Regulation D thereunder.

In May 2003, we canceled and retired 10,700,000 treasury shares.


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

 2.2 Securities Purchase Agreement dated March 31, 2003 by and among the Company, Midsummer Investment, Ltd., Omicron Master Trust, and Islandia, L.P., incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed April 15, 2003

 2.3 Securities Purchase Agreement dated April 1, 2003 by and among the Company and MBSJ Investors, LLC, incorporated by reference to exhibit 2.2 to the Company's Form 8-K filed on April 15, 2003.

 2.4 Agreement dated May 6, 2003 by and among the Company, Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc., incorporated by reference to exhibit 2.12 to Company's Form S-1 filed May 12, 2003.

 2.5 Securities Purchase Agreement dated June 27, 2003 by and among the Company and the purchasers named therein, incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed on July 2, 2003.

 3.1 Amended and Restated Certificate of Incorporation, incorporated by reference to exhibit 3.1 to the Company's 8-K filed on July 15, 2003.

 3.2          Certificate of Designation, incorporated by reference to exhibit
              4.1 of the Company's Form 8-K filed May 16, 2002.

 4.1 Registration Rights Agreement dated as of March 31, 2003 by and among the Company, Midsummer Investment, Ltd., Omicron Master Trust, and Islandia, L.P., incorporated by reference to exhibit
              4.1 to the Company's Form 8-K filed April 15, 2003.

 4.2 Registration Rights Agreement dated as of April 1, 2003 between the Company and MBSJ Investors LLC., incorporated by reference to exhibit 4.2 to the Company's Form 8-K filed April 15, 2003.

 4.3 Registration Rights Agreement dated June 27, 2003 by and among the Company and the parties named therein, incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on July 2, 2003

10.1 Discounted Loan Payoff Agreement dated March 31, 2003 by and amount Union Bank of California, N.A., SVI Solutions, Inc., SVI Retail, Inc., Sabica Ventures, Inc. and SVI Training Products, Inc., incorporated by reference to exhibit 10.3 to the Company's Form 8-K filed on April 15, 2003.

10.2 Unsecured Promissory Note dated March 31, 2003 in favor of Union Bank of California, N.A., incorporated by reference to exhibit
              10.47 to the Company's Form S-1 filed on May 12, 2003.

10.3 Amendment Agreement to between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated July 15, 2002, incorporated by reference to exhibit 10.11 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.4 First Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated December 5, 2002.Summary of loan transactions between the Company and World Wide Business Centres, incorporated by reference to exhibit 10.12 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.5 Second Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated March 14, 2003, incorporated by reference to exhibit 10.29 to the Company's Form S-1 filed on May 12, 2003.

10.6 Third Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated March 28, 2003, incorporated by reference to exhibit 10.30 to the Company's Form S-1 filed on May 12, 2003.

10.7 Fourth Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated April 3, 2003, incorporated by reference to exhibit 10.31 to the Company's Form S-1 filed on May 12, 2003.

10.8 Fifth Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated June 27, 2003 , incorporated by reference to exhibit 10.32 to the Company's Form S-3 filed on July 31, 2003.

10.9 Purchase Agreement between the Company and Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.14 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.10 Convertible Note in favor of Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.15 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.11 Warrant in favor of Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.16 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.12         Development Agreement between the Company and Toys "R" Us, Inc.
              dated May 29, 2002, incorporated by reference to exhibit 10.17 to the Company's Form 10-K for the fiscal year ended March 31, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

99.1          Certification.

(b) REPORTS ON FORM 8-K

On April 15, 2003, we filed a Form 8-K disclosing as Item 5 the sale of 9% convertible debentures for the gross proceeds of $3.5 million in March 2003 and $400,000 in April 2003.

On May 21, 2003, we filed a Form 8-K disclosing as Item 5 the sale of our SVI Training Products, Inc. subsidiary.

On July 2, 2003, we filed a Form 8-K disclosing as Item 5 the sale of 5,275,000 shares of our common stock to a group of institutional investors.

On July 15, 2003, we filed a Form 8-K disclosing as Item 5 the name change to Island Pacific, Inc.

On August 1, 2003, we filed a Form 8-K disclosing as Item 5 the appointment of Harvey Braun, our Chief Executive Officer, to the position of Chairman of the Board and Ran Furman to the position of Chief Financial Officer.

On August 13, 2003, we filed a Form 8-K disclosing as Item 9 our first quarter financial results for the quarter ended June 30, 2003.




                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Island Pacific, Inc.
                               Registrant

                               /S/ Harvey Braun
                               -------------------------------------------------
Date: August 14, 2003          Harvey Braun
                               Chief Executive Officer and Chairman of the Board


                               Signing on behalf of the registrant

                            FORM 10-Q CERTIFICATIONS


I, Harvey Braun, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Island Pacific, Inc.;

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


Date:  August 14, 2003

                               /s/ Harvey Braun
                               -------------------------------------------------
                               Harvey Braun
                               Chairman of the Board and Chief Executive Officer (Principal Executive and Financial Officer)