Form 10-K/A
period 2001-03-31
ISLAND PACIFIC INC
filed 2003-09-09
CIK 866535

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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
                         Date of     Options       % of      Price  Date of Grant Expiration    -----------------------------
         Name             Grant    Granted (#)    Total     ($/Sh.)    ($/Sh .)     Date          0%        5%         10%
-----------------------------------------------------------------------------------------------------------------------------
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

                          FISCAL YEAR END OPTION VALUES

                                         Number of Securities
                                        Underlying Unexercised      Value of    Unexercised In-The-Money
                                        Options at FY End (#)       Options          at FY End ($)
                   Name               Exercisable/Unexercisable               Exercisable/Unexercisable (1)
------------------------------------------------------------------------------------------------
        Barry M. Schechter                 185,425/321,429                   0/0
        Thomas A. Dorosewicz               100,000/450,000                 8,000/16,000
        Arthur Klitofsky                   114,540/100,160                   0/0
        Mark Wulff                                 0/0 (2)                   0/0
        David L. Reese                        37,000/0 (3)                   0/0
        William Witte                        25,000/25,000                   0/0
        William MacFarlane                        0/50,000                   0/0

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

/s/ DELOITTE & TOUCHE LLP

San Diego, California
July 13, 2001

SVI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         March 31,     March 31,
                                                                           2001          2000
                                                                 ------------------------------------
                                                                  (in thousands, except share amounts)
ASSETS (See Note 9)

Current assets:
     Cash and cash equivalents                                           $1,267      $  4,838
     Accounts receivable, net of allowance for doubtful
         accounts of $790 and $1,283, respectively                        3,828         9,954
     Income tax refund receivable                                         1,017
     Other receivables                                                      286           303
     Inventories                                                            281           272
     Current portion - non-compete agreements                             1,017         1,609
     Deferred income tax asset                                               --         3,905
     Prepaid expenses and other current assets                              315           747
                                                                       ---------     ---------
              Total current assets                                        8,011        21,628

Note receivable, net                                                      7,000        14,092
Property and equipment, net                                               1,106         1,529
Purchased and capitalized software, net                                  21,310        30,597
Goodwill, net                                                            17,646        22,545
Non-compete agreements, net                                               2,597         3,615
Other assets                                                                 40            77
                                                                       ---------     ---------
              Total assets                                             $ 57,710      $ 94,083
                                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $  3,225      $  1,242
     Accrued expenses                                                     5,234         3,642
     Deferred revenue                                                     1,886         6,324
     Current portion of term loans                                           --         3,892
     Line of credit                                                         485         2,268
     Demand loans due to stockholders (See Note 15)                       1,333         1,632
                                                                       ---------     ---------
               Total current liabilities                                 12,163        19,000

Term loans refinanced in July 2000 and May 2001                           7,325        13,150
Subordinated term loan due to stockholder (See Note 9)                   11,037
Other long-term liabilities                                                 192           135
Deferred income tax liability                                                --         8,301
                                                                       ---------     ---------
              Total liabilities                                          30,717        40,586
                                                                       ---------     ---------

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

SVI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                           OTHER              ACCUMULATED
                                                                                           COMPRE-                OTHER
                                       COMMON STOCK      ADDITIONAL             RETAINED   HENSIVE               COMPRE-
                                  ---------------------   PAID-IN   TREASURY     SHARES    EARNINGS    INCOME    HENSIVE
                                    SHARES      AMOUNT    CAPITAL    STOCK     RECEIVABLE  (DEFICIT)   (LOSS)      LOSS     TOTAL
                                  -----------  --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                  (in thousands except share amounts)


Balance, March 31, 2000           33,567,884   $     3   $ 53,454   $ (4,306)  $     -    $  5,831              $ (1,485)  $ 53,497

Exercise of stock options            397,721                  792                                                               792
Income tax benefit on stock

  options exercised                                            84                                                               84
Compensation expense for                                       28                                                               28
  stock options granted
Issuance of  common stock
  warrants for services                                         6                                                                6
Issuance of common stock (net
  of financing costs of
  $40,035)                         3,316,219         1       2,460                                                           2,461
Issuance of common stock (net
  of $286,000 late
  registration fees)                 500,000                  214                                                              214
Issuance of common stock for
  services                            54,845                   70                                                               70
Comprehensive loss:
  Net loss                                                                                (28,945)  $(28,945)              (28,945)

  Other comprehensive loss:
    Translation adjustment                                                                 (1,214)    (1,214)    (1,214)
                                                                                                    ---------
      Comprehensive loss                                                                            $(30,159)
                                  -----------  --------  ---------  ---------  --------  ---------  =========  ---------  ---------
Balance, March 31, 2001           37,836,669   $     4   $ 57,108   $ (4,306)  $     -   $(23,114)             $ (2,699)  $ 26,993
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

                                                            YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                             MARCH 31,      MARCH 31,       MARCH 31,
                                                               2001           2000            1999
                                                            -----------     -----------     -----------
                  Net income (loss):
                     As reported                            $  (28,945)      $ (4,054)     $    5,585
                     Pro forma                              $  (29,408)      $ (5,305)     $    4,468
                  Basic earnings (loss) per share:
                     As reported                            $    (0.83)      $  (0.12)     $     0.20
                     Pro forma                              $    (0.85)      $  (0.16)     $     0.16
                  Diluted earnings (loss) per share:
                     As reported                            $    (0.83)      $  (0.12)     $     0.17
                     Pro forma                              $    (0.85)      $  (0.16)     $     0.14

                  Weighted average assumptions:
                     Dividend yield                                None          None           None
                     Volatility                                    140%            49%            65%
                     Risk free interest rate                       5.8%           5.8%           5.0%
                     Expected life of options                  10 years       1-4 years         1 year

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
                                                                 ===========   ===========

                                      F-20

         The difference between the actual provision (benefit) and the amount computed at the statutory United States federal income tax rate of 34% for the years ended March 31, 2001, 2000, and 1999, is attributable to the following:

                                                            YEAR         YEAR        YEAR
                                                            ENDED        ENDED       ENDED
                                                           MARCH 31,    MARCH31,   MARCH 31,
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

17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         2001                                          JUNE 30      SEP 30    DEC 31      MAR 31       TOTAL
         -------------------------------------------------------------------------------------------------------
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




         2000                                          JUNE 30      SEP 30    DEC 31      MAR 31       TOTAL
         -------------------------------------------------------------------------------------------------------
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