Form 10-Q/A
period 2001-09-30
ISLAND PACIFIC INC
filed 2003-09-09
CIK 866535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-Q/A


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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Term Sheet between SVI Solutions, Inc. and Softline Limited dated August 30, 2001. *

10.2 Professional Services Agreement between SVI Retail, Inc. and Toys 'R Us dated July 10, 2001. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
--------------
* Previously filed.

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