Form 10-Q
period 2003-09-30
ISLAND PACIFIC INC
filed 2003-11-12
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________
         TO ____________

Commission file number  0-23049

                              ISLAND PACIFIC, INC.
                              --------------------
                         (Formerly, SVI Solutions, Inc.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   33-0896617
  ----------------------------           ---------------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

19800 MACARTHUR BOULEVARD, 12TH FLOOR, IRVINE, CALIFORNIA              92612
---------------------------------------------------------              -----
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

Common Stock, $0.0001 Par Value - 47,472,554 shares as of November 10, 2003.


================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2003
               and March 31, 2003 ............................................3

         Condensed Consolidated Statements of Operations for the Three
               Months and Six Months Ended September 30, 2003 and 2002........4

         Condensed Consolidated Statements of Cash Flows for the Six
               Months Ended September 30, 2003 and 2002 ......................5

         Notes to Condensed Consolidated Financial Statements.................6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........29

Item 4.  Controls and Procedures..............................................29

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................30

Item 2.  Changes in Securities and Use of Proceeds............................31

Item 4.  Submission of Matters to a Vote of Security Holders..................31

Item 6.  Exhibits and Reports on Form 8-K.....................................31

SIGNATURES....................................................................33

CERTIFICATIONS................................................................34


PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share amounts)

                                                                                    SEPTEMBER 30,    MARCH 31,
                                                                                        2003           2003
                                                                                      ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $  1,052       $  1,319
   Accounts receivable, net of allowance for doubtful accounts of $203 and $372,
      respectively                                                                       8,514          3,974
   Income tax refund receivable                                                            846             --
   Other receivables, including $0 and $3 from related parties, respectively                87             97
   Inventories                                                                              84             91
   Current portion of non-compete agreements                                               917            917
   Net assets from discontinued operations                                                  --            309
   Prepaid expenses and other current assets                                               618            225
                                                                                      ---------      ---------
       Total current assets                                                             12,118          6,932

Note receivable                                                                            171             --
Property and equipment, net                                                                370            380
Purchased and capitalized software, net                                                 15,846         14,804
Goodwill, net                                                                           14,795         14,795
Non-compete agreements, net                                                                209            668
Other assets                                                                                29             58
                                                                                      ---------      ---------
       Total assets                                                                   $ 43,538       $ 37,637
                                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Debt due to stockholders                                                           $     --       $  1,320
   Convertible note                                                                        500            500
   Current portion of long-term debts                                                       --            149
   Accounts payable                                                                        483          2,941
   Accrued expenses                                                                      2,896          4,517
   Deferred revenue                                                                      1,686          1,561
   Income tax payable                                                                      398             --
                                                                                      ---------      ---------
       Total current liabilities                                                         5,963         10,988

Convertible debentures, net of debt discount of $0 and $625, respectively                   --          2,726
Other long-term liabilities                                                                 68             81
                                                                                      ---------      ---------
       Total liabilities                                                                 6,031         13,795
                                                                                      ---------      ---------
Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.0001 par value; 5,000,000 shares authorized; Series A
   Convertible Preferred, 7.2% cumulative 141,100 shares authorized and outstanding with a stated value of $100 per share, dividends in arrears of
     $1,439 and $1,269, respectively                                                    14,100         14,100
   Committed common stock - 2,500,000 shares                                             1,383          1,383
   Common stock, $.0001 par value; 100,000,000 shares authorized; 43,987,176 and
     42,199,632 shares issued; and 43,987,176 and 31,499,632 shares outstanding              4              4
   Additional paid in capital                                                           61,526         57,751
   Accumulated deficit                                                                 (39,506)       (40,490)
   Treasury stock, at cost; shares - 10,700,000                                             --         (8,906)
                                                                                      ---------      ---------
       Total stockholders' equity                                                       37,507         23,842
                                                                                      ---------      ---------

       Total liabilities and stockholders' equity                                     $ 43,538       $ 37,637
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

                                                      3

                                          ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except per share data)

                                                                   Three Months Ended             Six Months Ended
                                                                      September 30,                 September 30,
                                                                   2003           2002           2003           2002
                                                                 ---------      ---------      ---------      ---------
Net sales                                                        $  6,679       $  3,798       $ 12,145       $  8,690
Cost of sales                                                       1,074          1,608          2,728          3,662
                                                                 ---------      ---------      ---------      ---------
       Gross profit                                                 5,605          2,190          9,417          5,028

Expenses:
  Application development                                             546          1,344            683          2,244
  Depreciation and amortization                                       898          1,048          1,766          2,082
  Selling, general and administrative                               3,001          1,891          5,797          3,827
                                                                 ---------      ---------      ---------      ---------
       Total expenses                                               4,445          4,283          8,246          8,153
                                                                 ---------      ---------      ---------      ---------

Income (loss) from operations                                       1,160         (2,093)         1,171         (3,125)

Other income (expense):
  Interest income                                                     (17)            --              9              1
  Other income (expense)                                             (167)             3           (178)             2
  Interest expense                                                   (210)          (277)          (521)          (685)
                                                                 ---------      ---------      ---------      ---------
       Total other expenses                                          (394)          (274)          (690)          (682)
                                                                 ---------      ---------      ---------      ---------

Income (loss) before provision for income taxes                       766         (2,367)           481         (3,807)

  Provision for income taxes (benefits)                                67              1           (503)             1
                                                                 ---------      ---------      ---------      ---------
Income (loss) before cumulative effect of a change in
  accounting principle                                                699         (2,368)           984         (3,808)

    Cumulative effect of changing accounting principle -
         goodwill valuation under SFAS 142                             --             --             --           (627)
                                                                 ---------      ---------      ---------      ---------
Income (loss) from continuing operations                              699         (2,368)           984         (4,435)

    Income from discontinued operations of the SVI Training
         Products Inc, subsidiary, net of applicable income
         taxes                                                         --            109             --            159
                                                                 ---------      ---------      ---------      ---------
Net income (loss)                                                     699         (2,259)           984         (4,276)

    Cumulative preferred dividends                                    282            263            554            517
                                                                 ---------      ---------      ---------      ---------
Net income (loss) available to common stockholders               $    417       $ (2,522)      $    430       $ (4,793)
                                                                 =========      =========      =========      =========
Basic earnings (loss) per share:
    Income (loss) before cumulative effect of a change in
        accounting principle                                     $   0.02       $  (0.08)      $   0.03       $  (0.13)
    Cumulative effect of a change in accounting principle -
        goodwill Valuation under SFAS 142                              --             --             --          (0.02)
                                                                 ---------      ---------      ---------      ---------
    Income (loss) from continuing operations                         0.02          (0.08)          0.03          (0.15)
    Income from discontinued operations                                --             --             --             --
    Cumulative preferred dividends                                   0.01           0.01           0.02           0.02
                                                                 ---------      ---------      ---------      ---------
        Net income (loss) available to common stockholders       $   0.01       $  (0.09)      $   0.01       $  (0.17)
                                                                 =========      =========      =========      =========
Diluted earnings (loss) per share:
    Income (loss) before cumulative effect of a change in
        accounting principle                                     $   0.01       $  (0.08)      $   0.02       $  (0.13)
    Cumulative effect of a change in accounting principle -
        goodwill valuation under SFAS 142                              --             --             --          (0.02)
                                                                 ---------      ---------      ---------      ---------
    Income (loss) from continuing operations                         0.01          (0.08)          0.02          (0.15)
    Income from discontinued operations                                --             --             --             --
    Cumulative preferred dividends                                     --           0.01           0.01           0.02
                                                                 ---------      ---------      ---------      ---------
        Net income (loss) available to common stockholders       $   0.01       $  (0.09)      $   0.01       $  (0.17)
                                                                 =========      =========      =========      =========

Weighted-average common shares outstanding:
     Basic                                                         34,417         28,855         33,264         28,685

     Diluted                                                       63,990         28,855         61,718         28,685

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                           4

                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                                                        2003          2002
                                                                                      --------      --------
Cash flows from operating activities:
   Net income (loss)                                                                  $   984       $(4,276)
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
     Depreciation and amortization                                                      1,766         2,082
     Cumulative effect of a change in accounting principle - goodwill
       valuation under SFAS 142                                                            --           627
     Gain on disposal of furniture and equipment                                          169            --
     Amortization of debt discount and conversion option                                  267           171
     Stock-based compensation                                                             126             8
     Common stock issued for services rendered                                             25            64
   Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable and other receivables                                         (4,530)          417
     Income tax refund receivable                                                        (846)           --
     Inventories                                                                            7             7
     Prepaid expenses and other assets                                                   (363)          (34)
     Accounts payable and accrued expenses                                             (3,880)          348
     Income tax payable                                                                   398          (106)
     Accrued interest on stockholders' loans, convertible notes and term loan             187           465
     Deferred revenue                                                                     125        (1,696)
                                                                                      --------      --------
Net cash used for operating activities                                                 (5,565)       (1,923)
                                                                                      --------      --------
Cash flows from investing activities:
   Payment received from note receivable                                                    9            --
   Purchases of furniture and equipment                                                  (264)          (26)
   Capitalized software development costs                                              (2,243)         (255)
                                                                                      --------      --------
Net cash used for investing activities                                                 (2,498)         (281)
                                                                                      --------      --------

Cash flows from financing activities:
   Sale of common stock, net of offering costs                                          7,232            --
   Decrease in amount due to stockholders, net                                             --          (287)
   Proceeds from committed stock                                                          700         1,383
   Payments on term loan and debentures                                                  (135)         (125)
   Proceeds from short-term loan from related party                                        --           120
   Payments on short-term loan from related party                                          --           (70)
                                                                                      --------      --------
Net cash provided by financing activities                                               7,797         1,021
                                                                                      --------      --------

Effect of exchange rate changes on cash                                                    (1)           (2)
                                                                                      --------      --------

Net decrease in cash and cash equivalents                                                (267)       (1,185)
Cash and cash equivalents, beginning of period                                          1,319         1,309
                                                                                      --------      --------
Cash and cash equivalents, end of period                                              $ 1,052       $   124
                                                                                      ========      ========
Supplemental disclosure of cash flow information:
   Interest paid                                                                      $   134       $   246

Supplemental schedule of non-cash investing and financing activities:
    Issued 4,103,161 shares of common stock upon conversion of the 9% debentures      $ 4,200            --
    Issued 2,287,653 shares of common stock upon conversion of the note due to
       stockholders                                                                   $ 1,374            --
    Issued 500,000 shares of common stock as payment for dividend on preferred
       stock                                                                          $   421            --
    Retired 1,070,000 shares of treasury stock                                        $(8,905)           --
    Issued 100,000 shares of common stock for services in connection with an
       equity financing in December 2000                                                   --       $    45
    Issued 140,000 shares of common stock to pay for penalty for late
       effectiveness of the registration statement                                         --       $    60
    Received 262,500 shares of common stock related to early termination
       of a service contract                                                               --       $  (210)
    Issued 84,849 and 568,380 shares of common stock as payments for bonuses
       and services rendered in prior periods                                         $    83       $   237

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      5

                      ISLAND PACIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all the periods presented have been made.

Certain amounts in the prior periods have been reclassified to conform to the presentation for the three and six months ended September 30, 2003. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K/A for the year ended March 31, 2003.

The results of operations for the three and six months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DISCONTINUED OPERATIONS

Effective April 1, 2003, we sold our wholly-owned subsidiary, SVI Training Products, Inc. ("Training Products"), to its former president, for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain target. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. The note has a balance of $171,000 at September 30, 2003.

The sale of the Training Products subsidiary resulted in a loss of $129,000, net of estimated income taxes, which was accrued for at March 31, 2003. Accordingly, the operating results of the Training Products subsidiary for the three and six months ended September 30, 2002 were restated as discontinued operations.


NOTE 3 - INVENTORIES

Inventories consist of finished goods and are stated at the lower of cost or market, on a first-in, first-out basis.


NOTE 4 - CONVERTIBLE DEBTS

CONVERTIBLE NOTES DUE TO STOCKHOLDERS

During the quarter ended June 30, 2001, we entered into subscription agreements with a limited number of accredited investors related to existing stockholders for gross proceeds of $1.3 million. Each unit consisted of a convertible promissory note to purchase 250 shares of our common stock for each $1,000 borrowed by us. The holders of the notes had the option to convert the unpaid principal and interest to common stock at any time at a conversion price of $0.60 per share. The notes matured on September 30, 2003 and earned interest at 8% per annum, increasing to 13% in the event of a default in payment of principal or interest, to be paid at maturity. We did not have a right to prepay the notes. In September 2003, these investors converted all outstanding balances of principal and accrued interest totaling $1.4 million into 2,287,653 shares of our common stock.

We also issued to these investors warrants to purchase an aggregate of 1,600,000 shares at $0.60 per share, expiring July 19, 2007. The warrants are not callable by us. No warrants have currently been exercised.

We filed a registration statement for the resale of all shares held by or obtainable by these and other investors. The registration statement was declared effective on July 18, 2003.

CONVERTIBLE NOTE DUE TO UNION BANK OF CALIFORNIA

Pursuant to the Discounted Loan Payoff Agreement dated March 31, 2003, we issued to Union Bank of California a $500,000 unsecured, non-interest bearing convertible note payable in either cash or shares of common stock, at our option. If we elect to pay the principal amount or any portion thereof in shares of common stock, the shares will be computed on a price per share of 80% of the average share closing price of our common stock for the ten trading day period immediately preceding the payoff date. The maturity date is March 31, 2004. As of September 30, 2003, the bank had assigned the note to an unrelated party.

CONVERTIBLE DEBENTURES

In March 2003, we entered into a Securities Purchase Agreement for the sale of convertible debentures to a group of investors (the "March '03 Debenture Investors"). The debentures were convertible into shares of our common stock at a conversion price of $1.02 per share, for the total proceeds of $3.5 million. The debentures would have matured in May 2005 and bore an interest rate of 9% per annum. Interest was payable on a quarterly basis commencing on June 1, 2003, in cash or shares of common stock, at our option. If certain conditions were met, we had the right, but not the obligation, to redeem the debentures at 110% of their face value, plus accrued interest. Commencing in February 2004, we would have been obligated to redeem $219,000 per month of the debentures. In August 2003, the daily volume weighted average price of our common stock on the American Stock Exchange exceeded $1.02 by more than 200% for 15 consecutive trading days; therefore, we exercised our option to cause the investors to convert their debentures into common stock. As a result, the investors converted all of their debentures into an aggregate of 3,419,304 shares of our common stock in the quarter ended September 30, 2003.

We filed a registration statement covering 130% of the common stock issuable upon the conversion of the debentures and warrants. The registration statement was declared effective on July 18, 2003.

Additional debentures, aggregating up to $2 million, will be sold to these investors in a second closing, if within one year after the date of first sale of debentures there occurs a period of 15 consecutive trading days during which the daily volume weighted average closing price of our common stock is maintained at a price at or above $1.75 per share, subject to certain conditions. The shares of common stock underlying these debentures and warrants were not included in the registration statement declared effective in July 2003. Neither the investors nor we have executed the second closing as of September 30, 2003.

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

The March '03 Debenture Investors also received warrants to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.02 per share. The warrants expire five years from the date of issuance. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was $625,000 and was being amortized as interest expense over the life of the convertible debentures. For the six months ended September 30, 2003, we recorded an interest expense of $144,000. At the date of the conversion of the debentures to equity, $481,000 of the expense remained unamortized and has been debited to additional paid in capital. The value of the detachable warrants of $481,000 has been recorded as an offering cost at September 30, 2003. As such, there is no effect on our statement of operations.

In April 2003, we entered into a Securities Purchase Agreement with an investor (the "April '03 Debenture Investor") for the sale of a 9% debenture, convertible to shares of our common stock at a conversion price of $1.02, for the gross proceeds of $400,000. Interest was due on a quarterly basis commencing on June 1, 2003, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we would have been obligated to redeem $20,000 per month of the debenture. The debenture would have matured in October 2005. In August 2003, the daily volume weighted average price of our common stock on the American Stock Exchange exceeded $1.02 by more than 200% for 15 consecutive trading days; therefore, we exercised the option to cause this investor to convert its debenture into common stock. As a result, the April '03 Debenture Investor converted its debenture into 390,777 shares of our common stock in the quarter ended September 30, 2003.

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

The debenture issued to the April '03 Debenture investor was accompanied by a five-year warrant to purchase 156,311 shares of our common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $63,000 and was being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $11,000 in the six months ended September 30, 2003. At the date of the conversion of the debentures to equity, $52,000 of the expense remained unamortized and has been debited to additional paid in capital. The value of the detachable warrants of $52,000 has been recorded as an offering cost at September 30, 2003. As such, there is no effect on our statement of operations.

In May 2003, we entered into an agreement with a group of investors (the "May '03 Debenture Investors") for the sale of 9% debentures, convertible into shares of our common stock at a conversion price of $1.02 for the gross proceeds of $300,000. Interest was due on a quarterly basis commencing on June 1, 2003, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we would have been obligated to redeem $19,000 per month of the debentures. In August 2003, the daily volume weighted average price of our common stock on the American Stock Exchange exceeded $1.02 by more than 200% for 15 consecutive trading days; therefore, we exercised the option to cause the investors to convert their debentures into common stock. As a result, the May '03 Debenture Investors converted their debentures into an aggregate of 293,083 shares of our common stock in the quarter ended September 30, 2003.

The debentures would have been matured in May 2005. The May '03 Debenture Investors were also granted registration rights under a registration rights agreement, and certain other rights similar to those granted to the March '03 Debenture Investors.

Additional debentures aggregating up to $300,000 will be sold to the May '03 Debenture Investors in a second closing, if within one year after the date of first sale of debentures there occurs a period of 15 consecutive trading days during which the daily volume weighted average closing price of our common stock is maintained at a price at or above $1.75 per share, subject to certain conditions. The shares of common stock underlying these debentures and warrants were not included in the registration statement declared effective in July 2003. Neither the investors nor we have executed the second closing as of the date of this report.

In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures was recorded as interest expense. We recognized this interest expense of $38,000 in the quarter ended June 30, 2003.

These debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants is $39,000 and was being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $5,000 in the six months ended September 30, 2003. At the date of the conversion of the debentures to equity, $34,000 of the expense remained unamortized and has been debited to additional paid in capital. The value of the detachable warrants of $34,000 has been recorded as an offering cost at September 30, 2003. As such, there is no effect on our statement of operations.

In June 2003, we entered into an agreement with various institutional investors ("Common Stock Institutional Investors") for the sale of 5,275,000 shares of common stock at a per share price of $1.50 for an aggregate purchase price of $7.9 million. In connection with this financing, we paid Roth Capital Partners, LLC, as placement agent, cash compensation of 8% of the proceeds and issued a five-year warrant to purchase 527,500 shares of common stock at an exercise price of $1.65 per share. We also issued five-year warrants to purchase 375,000 shares of common stock at an exercise price of $1.65 to the March '04 Debenture Investors and May '04 Debenture Investors in order to obtain their requisite consents and waivers of rights they possessed to participate in the financing. We filed a registration statement covering the shares sold and warrants issued in connection with this transaction. The registration statement was declared effective September 26, 2003.


NOTE 5 - INCOME TAX BENEFITS

Income tax benefits for the six months ended September 30, 2003 include $846,000 income tax refund receivable; offset in part by income tax payable relating to prior periods of $271,000. The net amount of $570,000 has been recorded as income under provision for income taxes in the consolidated statement of operations in the six months ended September 30, 2003. The income tax refund resulted from carrying back net operating losses in the last three years to prior periods.


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


NOTE 7 - PREFERRED STOCK

The Series A Preferred has a stated value of $100 per share and is redeemed at our option any time prior to the maturity date of December 31, 2006 for 107% of the stated value and accrued and unpaid dividends. The preferred shares are entitled to cumulative dividends of 7.2% per annum, payable semi-annually, and have accumulative dividends of $1.4 million and $10.21 and $777,000 of $5.46 per share, at September 30, 2003 and 2002, respectively. The holders may convert each share of Series A Preferred at any time into the number of shares of our common stock determined by dividing the stated value plus all accrued and unpaid dividends, by a conversion price initially equal to $0.80. The conversion price will increase at an annual rate of 3.5% calculated on a semi-annual basis. The conversion price as of September 30, 2003 is $0.84. The Series A Preferred is entitled upon liquidation to an amount equal to its stated value plus accrued and unpaid dividends in preference to any distributions to common stockholders. The Series A Preferred has no voting rights prior to conversion into common stock, except with respect to proposed impairments of the Series A Preferred rights and preferences, or as provided by law. We have the right of first refusal to purchase all but not less than all of any shares of Series A Preferred or shares of common stock received on conversion which the holder may propose to sell to a third party, upon the same price and terms as the proposed sale to a third party.


NOTE 8 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Earnings per share for the three and six months ended September 30, 2003 and 2002 is calculated as follows (in thousands):

                                             Three months ended September 30,    Six months ended September 30,
                                                   2003          2002                  2003           2002
                                                ---------     ---------              ---------     ---------
         Net income (loss) available to
           common stockholders                  $    417      $ (2,522)              $    430      $ (4,793)
                                                =========     =========              =========     =========

         Basic weighted average shares            34,417        28,855                 33,264        28,685

         Dilutive common stock equivalent         29,573            --                 28,454            --
                                                ---------     ---------              ---------     ---------
         Diluted weighted average shares          63,990        28,855                 61,718        28,685
                                                =========     =========              =========     =========

         Basic earnings (loss) per share        $   0.01      $  (0.09)              $   0.01      $  (0.17)
         Diluted earnings (loss) per share      $   0.01      $  (0.09)              $   0.01      $  (0.17)

The following potential common shares have been excluded from the computation of diluted net loss per share for the three and six months ended September 30, 2002, because the effect would have been anti-dilutive:

     Outstanding options under our stock option plans                 5,181,082
     Outstanding options granted outside our stock option plans       5,074,312
     Warrants issued in conjunction with private placements           4,232,000
     Warrants issued for services rendered                              804,002
     Convertible notes due to stockholders                            2,083,333
     Convertible note due to a major customer                         2,500,000
     Series A Convertible Preferred Stock                            18,576,750
                                                                    ------------
                  Total                                              38,451,479
                                                                    ============

NOTE 9 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA

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

                                  Three months ended September 30,     Six months ended September 30,
                                          2003         2002                  2003         2002
                                        --------     --------              --------     --------
         Net sales:
              United States             $ 6,188      $ 3,225               $11,114      $ 7,652
              United Kingdom                491          573                 1,031        1,038
                                        --------     --------              --------     --------
                   Total net sales      $ 6,679      $ 3,798               $12,145      $ 8,690
                                        ========     ========              ========     ========

                                                                September 30,
                                                            2003             2002
                                                       -------------    -------------
         Identifiable assets from continuing operations:
              United States                            $     42,921     $     35,584
              United Kingdom                                    617              420
                                                       -------------    -------------
                   Total identifiable assets           $     43,538     $     36,004
                                                       =============    =============

For the three months ended September 30, 2003 and 2002, net sales to major customers are as follows (in thousands):

                            Three months ended September 30,      Six months ended September 30,
                                2003              2002                2003             2002
                             ------------     -------------       -------------    -------------
         QQQ Systems Ltd.            58%                --                 32%               --
         Toys `R' Us                  3%               27%                 13%              35%

The account receivable balances from Toys `R' Us at September 30, 2003 and 2002 represent 25% and 9% of total accounts receivable. The account receivable balance from QQQ Systems Ltd. at September 30, 2003 represents 46% of total accounts receivable.

We organize our business into two segments as follows:

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

A summary of the revenues and operating income (loss), excluding depreciation and amortization, attributable to each of these business units and identifiable assets is as follows (in thousands):

                                                               Three months ended            Six months ended
                                                                  September 30,                September 30,
                                                              2003           2002           2003           2002
                                                            ---------      ---------      ---------      ---------
Net sales:
          Retail Management Solutions                       $  6,306       $  3,528       $ 11,370       $  7,972
          Store Solutions                                        373            270            775            718
                                                            ---------      ---------      ---------      ---------
                                                            $  6,679       $  3,798       $ 12,145          8,690
                                                            =========      =========      =========      =========
Operating income (loss):
          Retail Management Solutions                       $  3,223       $   (249)      $  4,819       $    535
          Store Solutions                                       (192)          (181)          (192)          (341)
          Other (see below)                                   (1,871)        (1,663)        (3,456)        (3,319)
                                                            ---------      ---------      ---------      ---------
               Total operating income (loss)                $  1,160       $ (2,093)      $  1,171       $ (3,125)
                                                            =========      =========      =========      =========
Depreciation:
          Retail Management Solutions                       $     35       $     50       $     65       $    100
          Store Solutions                                          7             13             16             26
          Other (see below)                                        8             23             25             47
                                                            ---------      ---------      ---------      ---------
               Total depreciation                           $     50       $     86       $    106       $    173
                                                            =========      =========      =========      =========

Other operating loss:
          Amortization of intangible assets                 $   (848)      $   (962)      $ (1,660)      $ (1,909)
          Depreciation                                           (50)           (86)          (106)          (173)
          Administrative costs and other non-allocated
            expenses                                            (973)          (615)        (1,690)        (1,237)
                                                            ---------      ---------      ---------      ---------
               Total other operating loss                   $ (1,871)      $ (1,663)      $ (3,456)      $ (3,319)
                                                            =========      =========      =========      =========
Identifiable assets:
          Retail Management Solutions                       $ 37,228       $ 30,634       $ 37,228       $ 30,634
          Store Solutions                                      4,410          4,756          4,410          4,756
                                                            ---------      ---------      ---------      ---------
               Total identifiable assets                    $ 41,638       $ 35,390       $ 41,638       $ 35,390
                                                            =========      =========      =========      =========

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


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

In June 2003, we entered into a development and marketing license agreement with a software and services company affiliated with one of our officers. Under this agreement, we obtain an exclusive right to sell and distribute this company's software. In return, we committed to fund $1.2 million toward development of this product. We also agreed to pay a royalty of 30% of the software license sales up until we have recuperated all the development funding, at which point the royalty will increase to 50% thereafter. As of September 30, 2003, we've funded $275,000 toward development.

In September 2003, we entered into an agreement in principle to acquire Page Digital, Inc. for $7 million. This purchase has not yet been finalized as of the date of this report.

In April of 2002, our former CEO, Thomas Dorosewicz, filed a demand with the California Labor Commissioner for $256,250 in severance benefits allegedly due under a disputed employment agreement, plus attorney's fees and costs. Mr. Dorosewicz's demand was later increased to $283,894. On June 18, 2002, we filed an action against Mr. Dorosewicz, Michelle Dorosewicz and an entity affiliated with him in San Diego Superior Court, Case No. GIC790833, alleging fraud and other causes of action relating to transactions Mr. Dorosewicz caused us to enter into with his affiliates and related parties without proper board approval. On July 31, 2002, Mr. Dorosewicz filed cross-complaints in that action alleging breach of statutory duty, breach of contract, fraud and other causes of action related to his employment with us and other transactions he entered into with us. This dispute was heard before an arbitrator during the week ended October 3, 2003, and a decision from the arbitrator should be forthcoming.

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

On August 30, 2002, Cord Camera Centers, Inc., an Ohio corporation ("Cord Camera"), filed a lawsuit against one of our subsidiaries, SVI Retail, Inc. as the successor to Island Pacific Systems Corporation, in the United States District Court for the Southern District of Ohio, Eastern Division, Case No. C2 02 859. The lawsuit claimed damages in excess of $1.5 million, plus punitive damages of $250,000, against SVI Retail for alleged fraud, negligent misrepresentation, breach of express warranties and breach of contract. These claims pertained to the following agreements between Cord Camera and Island
Pacific: (i) a License Agreement, dated December 1999, as amended, for the use of certain software products, (ii) a Services Agreement for consulting, training and product support for the software products and (iii) a POS Software Support Agreement for the maintenance and support services for a certain software product. The parties settled this matter in September 2003 and the terms of the settlement are covered by a confidentiality agreement.

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


NOTE 12 - RELATED-PARTY TRANSACTIONS

We retain our former CEO and Chairman of the Board to provide consulting services starting August 2003. For the quarter and six months ended September 30, 2003, the expense for this service was $74,000.

We retained an entity owned by an immediate family member of our CEO and Chairman to provide recruiting services. For the six months ended September 30, 2003, the expense for this service was $108,000.

In June 2003, we entered into a development and marketing license agreement with a software and services company affiliated with one of our officers. Under this agreement, we obtain an exclusive right to sell and distribute this company's software. In return, we committed to fund $1.2 million toward development of this product. We also agreed to pay a royalty of 30% of the software license sales up until we have recuperated all the development funding, at which point the royalty will increase to 50% thereafter. As of September 30, 2003, we've funded $275,000 toward development.


NOTE 13 - SUBSEQUENT EVENTS

In October 2003, Donald Radcliffe resigned as a member of our Board Directors.

On November 7, 2003, we entered into an agreement with various institutional investors ("November 2003 Institutional Investors") for the sale of 3,180,645 shares of common stock at a price of $1.55 per share for an aggregate purchase price of $4.9 million. We also granted the November 2003 Institutional Investors registration rights under a registration rights agreement in which we agree to file a registration statement with the Securities and Exchange Commission for the resale of all shares sold these investors. If the registration statement is not filed by December 7, 2003, we will be obligated to pay on December 7, 2003, and each monthly anniversary until the registration statement is filed, an amount in cash, as liquidated damages, equal to 2.0% of the purchase price paid by the November 2003 Institutional Investors.

In connection with this financing, we paid Roth Capital Partners, LLC ("Roth Capital"), as placement agent, a compensation of $179,000 in cash and 115,226 shares of our common stock and issued a five-year warrant to purchase 282,065 shares of our common stock at an exercise price of $1.71 per share. Roth Capital was granted the registration rights similar to those granted to the November 2003 Institutional Investors.

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS FORM 10-Q. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE FACTORS WHICH AFFECT OUR BUSINESS, INCLUDING WITHOUT LIMITATION THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN OUR ANNUAL REPORT FILED ON FORM 10-K/A FOR THE YEAR ENDED MARCH 31, 2003, AND THE DISCLOSURES UNDER THE HEADING "RISK FACTORS" IN THE FORM 10-K/A, AS WELL AS OTHER REPORTS AND FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

We are a provider of software solutions and services to the retail industry. We provide innovative solutions that help retailers understand, create, manage and fulfill consumer demand. Our solutions and services have been developed specifically to meet the needs of the retail industry. Our solutions help retailers improve the efficiency and effectiveness of their operations and build stronger, longer lasting relationships with their customers. We market our software solutions through direct and indirect sales channels primarily to retailers who sell to their customers through traditional retail stores, catalogs and/or Internet-enabled storefronts. To date, we have licensed our solutions to more than 200 retailers across a variety of retail sectors. Our operations are conducted principally in the United States and the United Kingdom.

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

RECENT DEVELOPMENTS

In the third quarter of fiscal 2004, the 9% convertible debenture holders converted all of outstanding balances totaling $4.2 million into 4,103,141 shares of our common stock.

In September 2003, ICM Asset Management's investors converted all outstanding balances totaling $1.4 million of the convertible notes into 2,287,653 shares of our common stock.

In October 2003, we announced our intentions to acquire Page Digital, Inc. for $7 million. This acquisition has not yet been finalized as of the date of this report.

In October 2003, Donald Radcliffe resigned as a member of our Board Directors.

In November 2003, we entered into an agreement with various institutional investors for the sale of 3,180,645 shares of common stock at a price of $1.55 per share for an aggregate purchase price of $4.9 million. See "Liquidity and Capital Resources -- Financing Transactions" below.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES

Net sales increased by $2.9 million, or 76%, to $6.7 million in the three months ended September 30, 2003 from $3.8 million in the three months ended September 30, 2002 primarily due to an increase in license sales.

COST OF SALES/GROSS PROFIT

Cost of sales decreased by $0.5 million, or 31%, to $1.1 million in the quarter ended September 30, 2003 from $1.6 million in the quarter ended September 30, 2002. Gross profit as a percentage of net sales increased to 84% in the quarter ended September 30, 2003 from 58% in the prior comparative period. The decrease in cost of sales and the increase in gross profit as a percentage of net sales were due to the increase in high-margin application technology license revenues coupled with the decrease in low-margin software modification and professional services sales. During the quarter ended September 30, 2003 and 2002, license revenues represented 61% and 13% of net sales, respectively, and modifications and services revenues represented 13% and 43% of net sales, respectively.

APPLICATION DEVELOPMENT EXPENSE

Application development expense decreased by $0.8 million, or 62%, to $0.5 million in the quarter ended September 30, 2003 from $1.3 million in the quarter ended September 30, 2002. The decrease is primarily due to capitalizing $0.9 million development costs for new products. We've made significant investments in our new products in the current year. We anticipate these new products will be launched during the second half of the fiscal 2004. In the prior comparative period, research and development efforts was spent on enhancing existing products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $0.1 million, or 10%, to $0.9 million in the quarter ended September 30, 2003 from $1.0 million in the quarter ended September 30, 2002. The decrease is mainly due to a decrease in amortization of purchased and capitalized software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $1.1 million, or 58%, to $3.0 million in the three months ended September 30, 2003 from $1.9 million in the three months ended September 30, 2002. Much of the current quarter was spent building the infrastructure and developing our sales organization.

OPERATING INCOME

Operating income from continuing operations, which included depreciation and amortization expense, was $1.2 million for the quarter ended September 30, 2003, compared to a loss from continuing operations of $2.1 million for the quarter ended September 30, 2002. Earnings from continuing operations before interest, provision for income taxes, depreciation, amortization and change in accounting principle was $2.1 million for the quarter ended September 30, 2003 compared to a loss of $1.0 million for the quarter ended September 30, 2002.

INTEREST EXPENSE

Interest expense decreased by $0.1 million, or 33%, to $0.2 million in the quarter ended September 30, 2003 from $0.3 million in the quarter ended September 30, 2002. The decrease is due to $4.3 million decrease in average balance of interest-bearing debts.

PROVISION FOR INCOME TAXES

Provision for income taxes for the quarters ended September 30, 2003 and 2002 are $67,000 and $1,000, respectively.

CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding preferred stock attributable to the quarter ended September 30, 2003 and 2002 were $0.3 million.


SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2002

NET SALES

Net sales increased by $3.4 million, or 39%, to $12.1 million in the six months ended September 30, 2003 from $8.7 million in the six months ended September 30, 2002 primarily due to an increase in license sales.

COST OF SALES/GROSS PROFIT

Cost of sales decreased by $1.0 million, or 27%, to $2.7 million in the six months ended September 30, 2003 from $3.7 million in the six months ended September 30, 2002. Gross profit as a percentage of net sales increased to 78% in the six ended September 30, 2003 from 58% in the prior comparative period. The decrease in cost of sales and the increase in gross profit as a percentage of net sales were due to the increase in high-margin license revenues coupled with the decrease in low margin software modification and professional services. During the six months ended September 30, 2003 and 2002, application technology license revenues represented 44% and 14% of net sales, respectively, and modification and professional services revenues represented 25% and 48% of net sales, respectively.

APPLICATION DEVELOPMENT EXPENSE

Application development expense decreased by $1.5 million, or 68%, to $0.7 million in the six months ended September 30, 2003 from $2.2 million in the six months ended September 30, 2002. The decrease is primarily due to capitalizing $1.8 million development costs for new products. We've made significant investments in our new products in the first six months of the current quarter. We anticipate these new products will be launched during the second half of the fiscal 2004. In the prior comparative period, research and development efforts was spent on enhancing existing products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $0.3 million, or 14%, to $1.8 million in the six months ended September 30, 2003 from $2.1 million in the six months ended September 30, 2002. The decrease is mainly due to a decrease in amortization of purchased and capitalized software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $2.0 million, or 53%, to $5.8 million in the six months ended September 30, 2003 from $3.8 million in the six months ended September 30, 2002. The first six months of fiscal 2003 included a $0.6 million reversal of excess amount accrued in prior periods for a litigation settlement. Additional, much of the first six months of fiscal 2004 was spent building the infrastructure and developing our sales organization.

OPERATING INCOME

Operating income from continuing operations, which included depreciation and amortization expense, was $1.2 million for the six months ended September 30, 2003, compared to a loss from continuing operations of $3.1 million for the comparable period in prior year. Earnings from continuing operations before interest, provision for income taxes, depreciation, amortization and change in accounting principle was $2.9 million for the six months ended September 30, 2003 compared to a loss of $1.0 million for the six months ended September 30, 2002.

INTEREST EXPENSE

Interest expense decreased by $0.2 million, or 29%, to $0.5 million in the six months ended September 30, 2003 from $0.7 million in the six months ended September 30, 2002. The decrease is due to $4.5 million decrease in average balance of interest-bearing debts.

PROVISION FOR INCOME TAXES

Provision for income taxes represents $0.6 million income tax refund and $0.1 million provision for state income taxes in the six months ended September 30, 2003. No provision was made at in the six months ended September 30, 2002 due to the availability of tax losses. The income tax refund of $0.6 million at September 30, 2003 results from amending prior years' income tax returns to carry back net operating losses incurred in the past 2 years.

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

CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding preferred stock attributable to the six months ended September 30, 2003 and 2002 were $0.6 million and $0.5 million, respectivley.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the six months ended September 30, 2003, we financed our operations using cash on hand, internally generated cash, proceeds from the sale of common stock and proceeds from sale of convertible debentures. At September 30, 2003 and March 31, 2003, we had cash of $1.1 million and $1.3 million, respectively.

Operating activities used cash of $5.6 million in the six months ended September 30, 2003 and $1.9 million in the six months ended September 30, 2002. Cash used for operating activities in the six months ended September 30, 2003 resulted from $4.5 million increase in accounts receivable and other receivables and $3.9 million decrease in accounts payable and accrued expenses; offset in part by $1.0 million net income and $1.8 million of non-cash depreciation and amortization.

Investing activities used cash of $2.5 million in the six months ended September 30, 2003 and $0.3 million in the six months ended September 30, 2002. Cash used for investing activities in the current quarter was primarily for capitalization of $2.2 million software development costs.

Financing activities provided cash of $7.8 million and $1.0 million in the six months ended September 30, 2003 and 2002, respectively. The 2004 financing activities included net proceeds of $7.2 million from the sale of common stock and $0.7 million from the issuance of convertible debentures.

Accounts receivable increased to $8.5 million at September 30, 2003 from $4.0 million at March 31, 2003. The increase is primarily due to $3.9 million in current receivable from new sales.

We believe that our cash and cash equivalent and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

FINANCING TRANSACTIONS

In June 2003, we entered into an agreement with various institutional investors ("June 2003 Institutional Investors") for the sale to these investors of 5,275,000 shares of common stock at a per share price of $1.50 for an aggregate purchase price of $7.9 million. Pursuant to a registration rights agreement, we filed a separate registration statement respecting their shares which was declared effective on September 26, 2003 by the SEC.

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

On November 7, 2003, we entered into an agreement with various institutional investors ("November 2003 Institutional Investors") for the sale of 3,180,645 shares of common stock at a price of $1.55 per share for an aggregate purchase price of $4.9 million. We also granted the November 2003 Institutional Investors registration rights under a registration rights agreement in which we agree to file a registration statement with the Securities and Exchange Commission for the resale of all shares sold these investors. If the registration statement is not filed by December 7, 2003, we will be obligated to pay on December 7, 2003, and each monthly anniversary until the registration statement is filed, an amount in cash, as liquidated damages, equal to 2.0% of the purchase price paid by the November 2003 Institutional Investors.

In connection with this financing, we paid Roth Capital Partners, LLC ("Roth Capital"), as placement agent, a compensation of $179,000 in cash and 115,226 shares of our common stock and issued a five-year warrant to purchase 282,065 shares of our common stock at an exercise price of $1.71 per share. Roth Capital was granted the registration rights similar to those granted to the November 2003 Institutional Investors.

INDEBTEDNESS

UNION BANK

Pursuant to the Discounted Loan Payoff Agreement dated March 31, 2003, we issued to Union Bank of California a $500,000 unsecured, non-interest bearing convertible note payable in either cash or shares of common stock, at our option. If we elect to pay the principal amount or any portion thereof in shares of common stock, the shares will be computed on a price per share of 80% of the average share closing price of our common stock for the ten trading day period immediately preceding payoff date. The maturity date is March 31, 2004. As of September 30, 2003, the bank had assigned the right of this note to Roth Capital Partners, LLC.

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

ICM ASSET MANAGEMENT, INC.

During the quarter ended June 30, 2001, we entered into Subscription Agreements with a limited number of accredited investors related to existing stockholders for gross proceeds of $1.3 million. Each unit consisted of a convertible promissory note to purchase 250 shares of our common stock for each $1,000 borrowed by us. The holders of the notes had the option to convert the unpaid principal and interest to common stock at any time at a conversion price of $0.60 per share. The notes matured on September 30, 2003 and earned interest at 8% per annum, increasing to 13% in the event of a default in payment of principal or interest, to be paid at maturity. We did not have a right to prepay the notes. In September 2003, the investors converted the outstanding balance of principal and accrued interest totaling $1.4 million into 2,287,653 shares of our common stock.

We also issued to these accredited investors warrants to purchase an aggregate of 1,600,000 shares at $0.60 per share, expiring July 19, 2007. The warrants are not callable by us. No warrants have been exercised as of October 31, 2003.

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

The warrant entitles Toys to purchase up to 2,500,000 of our common shares at $0.553 per share. The warrant was initially vested as to 400,000 shares as of May 29, 2002, and vests at the rate of 100,000 shares per month until February 28, 2004. The warrant will cease to vest if Toys terminates its development agreement with us for a reason other than our breach. The warrant will become entirely non-exercisable if we terminate the development agreement due to an uncured breach by Toys of the development agreement. Toys may elect a "cashless exercise" where a portion of the warrant is surrendered to pay the exercise price. As of October 31, 2003, 2.1 million shares of the warrant are exercisable. No warrants have currently been exercised.

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

OMICRON/MIDSUMMER/ISLANDIA

On March 31, 2003, we entered into a securities purchase agreement with Midsummer Investment, Ltd. ("Midsummer"), Omicron Master Trust ("Omicron"), and Islandia, L.P. ("Islandia") for the sale to these investors of debentures, convertible into shares of our common stock at a conversion price equal to $1.0236 per share, for an aggregate amount of $3.5 million. The investors also received a five-year warrant to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.0236 per share. The debentures would have been matured in May 2005 and bore an interest rate of 9% per annum. Interest was payable on a quarterly basis commencing on June 1, 2003, in cash or shares of common stock, at our option. If certain conditions were met, we had the right, but not the obligation, to redeem the debentures at 110% of their face value, plus accrued interest. Commencing in February 2004, we would have been obligated to redeem $219,000 per month of the debentures. Furthermore, if the daily volume weighted average price of our common stock on the American Stock Exchange exceeds $1.0236 by more than 200% for 15 consecutive trading days, we will have the option to cause the investors to convert their debentures into common stock. In July 2003, Omicron converted $500,000 of their debenture into 488,472 shares of our common stock. In August 2003, the daily volume weighted average price of our common stock on the American Stock Exchange exceeded $1.02 by more than 200% for 15 consecutive trading days; therefore, we exercised the option to cause the investors to convert their debentures into common stock. As a result, the investors converted the remaining balance of their debentures into an aggregate of 2,930,832 shares of our common stock as of September 30, 2003.

Pursuant to the registration rights agreement, we filed a registration statement covering 130% of the common stock issuable upon the conversion of the debentures and the warrants. The registration statement was declared effective July 18, 2003.

Additional debentures, aggregating up to $2 million, will be sold to these investors in a second closing, if within one year after the date of first sale of debentures there occurs a period of 15 consecutive trading days during which the daily volume weighted average closing price of our common stock is maintained at a price at or above $1.75 per share, subject to certain conditions. The shares of common stock underlying these debentures and warrants were not included in the registration statement declared effective in July 2003. Neither the investors nor we have executed the second closing as of October 31, 2003.

MBSJ INVESTORS, LLC

On April 1, 2003, we entered into a securities purchase agreement with MBSJ Investors, LLC ("MBSJ") for the sale to MBSJ of a 9% debenture, convertible to shares of our common stock at a conversion price of $1.0236, for $400,000. This debenture was accompanied by a five-year warrant to purchase 156,311 shares of common stock with an exercise price of $1.0236 per share. Interest was due on a quarterly basis, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we would have been obligated to redeem $20,000 per month of the debenture. The debenture would have matured in October 2005. This debenture was accompanied by a five-year warrant to purchase 156,311 shares of our common stock with an exercise price of $1.0236 per share. MBSJ was also granted registration rights under a registration rights agreement, and certain other rights similar to those granted to Midsummer, Omicron and Islandia. In August 2003, the daily volume weighted average price of our common stock on the American Stock Exchange exceeded $1.02 by more than 200% for 15 consecutive trading days; therefore, we exercised the option to cause the investor to convert its debenture into common stock. As a result, the investor converted its debenture into 390,777 shares of our common stock as of September 2003.

CRESTVIEW

On May 6, 2003, we entered into an agreement with Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc. (collectively, the "Crestview Investors") for the sale to the Crestview Investors of 9% debentures, convertible into shares of our common stock at a conversion price of $1.0236 for $300,000. These debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.0236 per share. Interest was due on a quarterly basis, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we would have been obligated to redeem $19,000 per month of the debentures. The debentures would have matured in May 2005. These debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.0236 per share. The Crestview Investors were also granted registration rights under a registration rights agreement, and certain other rights similar to those granted to Midsummer, Omnicron and Islandia. In August 2003, the daily volume weighted average price of our common stock on the American Stock Exchange exceeded $1.02 by more than 200% for 15 consecutive trading days; therefore, we exercised the option to cause the investor to convert its debenture into common stock. As a result, the investors converted their debentures into 293,082 shares of our common stock as of September 30, 2003.

Additional debentures aggregating up to $300,000 will be sold to these investors in a second closing, if within one year after the date of first sale of debentures there occurs a period of 15 consecutive trading days during which the daily volume weighted average closing price of our common stock is maintained at a price at or above $1.75 per share, subject to certain conditions. The shares of common stock underlying these debentures and warrants were not included in the registration statement declared effective in July 2003. Neither the investors nor we have executed the second closing as of October 31, 2003.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations, including purchase commitments at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                     For the fiscal years ending March 31,
                                                     -------------------------------------
Contractual Cash Obligations                  2004        2005        2006        2007    Thereafter
----------------------------                  ----        ----        ----        ----    ----------
                                                                 (in thousands)
Operating leases                             $  445      $  867      $  360      $  107      $   13
Purchases                                       667         394
Payables aged over 90 days                      398
                                             -------     -------     -------     -------     -------

     Total contractual cash obligations      $1,510      $1,261      $  360      $  107      $   13
                                             =======     =======     =======     =======     =======

                                                         For the fiscal years ending March 31,
                                                         -------------------------------------
Other Commercial Commitments                  2004          2005         2006         2007      Thereafter
----------------------------                  ----          ----         ----         ----      ----------
                                                                   (in thousands)
Guarantees                                   $     187
                                             ---------

       Total commercial commitments          $     187
                                             =========

BUSINESS RISKS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN OUR FORM 10-K/A FOR THE YEAR ENDED MARCH 31, 2003 AND FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THOSE DESCRIBED BELOW, RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS COULD BE HARMED, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. SEE THE NOTE REGARDING FORWARD-LOOKING STATEMENTS INCLUDED AT THE BEGINNING OF
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THIS FORM 10-Q.

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


WE MAY NEED TO RAISE CAPITAL TO GROW OUR BUSINESS. OBTAINING THIS CAPITAL COULD IMPAIR THE VALUE OF YOUR INVESTMENT.

We may need to raise further capital to:

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 73% of our total assets as of September 30, 2003. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline. Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 8% and 12% of our net sales were in the United Kingdom, in the six months ended September 30, 2003 and 2002, respectively. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

WE HAVE CUSTOMERS REPRESENTING SIGNIFICANT AMOUNTS OF OUR BUSINESS.

QQQ Systems Ltd. ("QQQ") accounted for 32% and 0% and Toys "R" Us, Inc. ("Toys") accounted for 13% and 35% of our net sales for the six months ended September 30, 2003 and 2002, respectively. The software license sale to QQQ was a one-time transaction. While we have a development agreement with Toys, this customer has the right to terminate the agreement without cause with limited advance notice. A reduction, delay or cancellation of orders from Toys would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the retail industry may be consolidating, and it is uncertain how consolidation will affect the industry. The retail industry as a whole is currently experiencing increased competition and weak economic conditions that could negatively impact the industry and our customers' ability to pay for our products and services. Such consolidation and weak economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition. Weak economic conditions and the September 11, 2001 terrorist attack have adversely impacted sales of our software applications, and we believe mid-tier specialty retailers may be reluctant during the current economic slowdown to make the substantial infrastructure investment that generally accompanies the implementation of our software applications. The war in Iraq and the anticipated burden of rebuilding that country's infrastructure has also led to some uncertainty in the economic climate, which may adversely impact our business.

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

Softline Limited beneficially owns approximately 49% of our outstanding common stock, including shares Softline has the right to acquire upon conversion of its Series A Convertible Preferred Stock. Ivan M. Epstein, Softline's Chief Executive Officer, and Robert P. Wilkie, Softline's Chief Financial Officer, serve on our board of directors. If Softline converts its Series A Preferred Stock, it may have effective control over all matters affecting us, including:

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

WE HAVE NEVER PAID A DIVIDEND ON OUR COMMON STOCK AND WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

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

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future have exercise prices at below the market price of our stock. As of October 31, 2003, we have outstanding options and warrants for 16,865,219 shares. Of these options and warrants, 1,048,005 have exercise prices above the recent market price of $2.06 per share (as of October 31, 2003), and 15,817,214 have exercise prices at below that recent market price. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

Our existing stock option plan currently has approximately 2,108,005 shares available for issuance as of October 31, 2003. Future options issued under the plan may have further dilutive effects.

We issued to Toys "R" Us, Inc. our major customer, a note convertible into 2,500,000 shares of common stock. This note has a conversion price of $0.553. This note will have a dilutive effect on stockholders if converted.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 7% and 15% of our total net sales were denominated in currencies other than the U.S. dollar for the three months ended September 30, 2003 and 2002, respectively. Approximately 8% and 12% of our total net sales were denominated in currencies other than the U.S. dollar for the six months ended September 30, 2003.

EQUITY PRICE RISK

We have no direct equity investments.


ITEM 4.  - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14 (c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date (the "Evaluation Date") within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and finanical and accounting officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls, as such term is defined under Section 13 (b) of the Exchange Act, or to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                          PART II. - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

In April of 2002, our former CEO, Thomas Dorosewicz, filed a demand with the California Labor Commissioner for $256,250 in severance benefits allegedly due under a disputed employment agreement, plus attorney's fees and costs. Mr. Dorosewicz's demand was later increased to $283,894. On June 18, 2002, we filed an action against Mr. Dorosewicz, Michelle Dorosewicz and an entity affiliated with him in San Diego Superior Court, Case No. GIC790833, alleging fraud and other causes of action relating to transactions Mr. Dorosewicz caused us to enter into with his affiliates and related parties without proper board approval. On July 31, 2002, Mr. Dorosewicz filed cross-complaints in that action alleging breach of statutory duty, breach of contract, fraud and other causes of action related to his employment with us and other transactions he entered into with us. This dispute was heard before an arbitrator during the week ended October 3, 2004 and a decision from the arbitrator should be forthcoming.

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

On August 30, 2002, Cord Camera Centers, Inc., an Ohio corporation ("Cord Camera"), filed a lawsuit against one of our subsidiaries, SVI Retail, Inc. as the successor to Island Pacific Systems Corporation, in the United States District Court for the Southern District of Ohio, Eastern Division, Case No. C2 02 859. The lawsuit claimed damages in excess of $1.5 million, plus punitive damages of $250,000, against SVI Retail for alleged fraud, negligent misrepresentation, breach of express warranties and breach of contract. These claims pertained to the following agreements between Cord Camera and Island
Pacific: (i) a License Agreement, dated December 1999, as amended, for the use of certain software products, (ii) a Services Agreement for consulting, training and product support for the software products and (iii) a POS Software Support Agreement for the maintenance and support services for a certain software product. The parties settled this matter in September 2003 and the terms of the settlement are covered by a confidentiality agreement.

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

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2003, we issued 75,000 shares of common stock to an employee in lieu of cash payments for commissions earned in prior periods, valued at $75,000.

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

2.6 Securities Purchase Agreement dated November 7, 2003 by and among the Company and the purchasers named therein, incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed on November 12, 2003.

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

4.4 Registration Rights Agreement dated November 7, 2003 by and among the Company and the parties named therein, incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on November 12, 2003.

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

10.5 Second Amendment to Amendment Agreement between the Company,Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated March 14, 2003, incorporated by reference to exhibit 10.29 to the Company's Form S-1 filed on May 12, 2003.

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

99.1     Certification from Principal Executive Officer.

99.2     Certification from Principal Financial and Accounting Officer

(b) REPORTS ON FORM 8-K

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

                                    Island Pacific, Inc.
                                    Registrant

                                    /S/ Ran Furman
                                    -------------------------------------------
Date: November 12, 2003             Ran Furman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


Date:  November 12, 2003

                                       /s/ Harvey Braun
                                       -----------------------------------------
                                       Harvey Braun
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Principal Executive Officer)

                            FORM 10-Q CERTIFICATIONS


I, Ran Furman, certify that:

         5. I have reviewed this quarterly report on Form 10-Q of Island Pacific, Inc.;

         6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         8. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         9. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         10. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2003

                                    /s/ Ran Furman
                                    -------------------------------------------
                                    Ran Furman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)