Form 10-Q
period 2003-12-31
ISLAND PACIFIC INC
filed 2004-02-17
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $0.0001 Par Value - 50,551,943 shares as of February 5, 2004.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 2003
               and March 31, 2003 ............................................3

         Condensed Consolidated Statements of Operations for the Three
               Months and Nine Months Ended December 31, 2003 and 2002........4

         Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended December 31, 2003 and 2002 .......................5

         Notes to Condensed Consolidated Financial Statements.................6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........32

Item 4.  Controls and Procedures..............................................32

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................33

Item 2.  Changes in Securities and Use of Proceeds............................33

Item 3.  Defaults Upon Senior Securities......................................33

Item 4.  Submission of Matters to a Vote of Security Holders..................33

Item 5.  Other Information....................................................33

Item 6.  Exhibits and Reports on Form 8-K.....................................34

SIGNATURES....................................................................36

CERTIFICATIONS................................................................37


PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share amounts)


                                                                                     DECEMBER 31,    MARCH 31,
                                                                                        2003           2003
                                                                                      ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $  5,131       $  1,319
   Accounts receivable, net of allowance for doubtful accounts of $260 and $372,
     respectively                                                                        5,500          3,974
   Other receivables, including $0 and $3 from related parties, respectively               113             97
   Inventories                                                                              84             91
   Current portion of non-compete agreements                                               748            917
   Net assets from discontinued operations                                                  --            309
   Prepaid expenses and other current assets                                               965            225
                                                                                      ---------      ---------
       Total current assets                                                             12,541          6,932

Note receivable                                                                            162             --
Property and equipment, net                                                                367            380
Purchased and capitalized software, net                                                 19,854         14,804
Goodwill, net                                                                           14,795         14,795
Non-compete agreements, net                                                                149            668
Other assets                                                                                29             58
                                                                                      ---------      ---------
       Total assets
                                                                                      $ 47,897       $ 37,637
                                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Debt due to stockholders                                                           $     --       $  1,320
   Convertible note                                                                        500            500
   Current portion of long-term debts                                                       --            149
   Accounts payable                                                                        667          2,941
   Accrued expenses                                                                      2,454          4,517
   Deferred revenue                                                                      3,242          1,561
   Income tax payable                                                                       64             --
                                                                                      ---------      ---------
       Total current liabilities                                                         6,927         10,988

Convertible debentures, net of debt discount of $0 and $625, respectively                   --          2,726
Other long-term liabilities                                                                 65             81
                                                                                      ---------      ---------
       Total liabilities                                                                 6,992         13,795
                                                                                      ---------      ---------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.0001 par value; 5,000,000 shares authorized; Series A
   Convertible Preferred, 7.2% cumulative 141,100 shares authorized and outstanding with a stated value of $100 per share, dividends in arrears of
     $1,716 and $1,269, respectively                                                    14,100         14,100
   Committed common stock - 2,500,000 shares                                                --          1,383
   Common stock, $.0001 par value; 100,000,000 shares authorized; 47,681,344 and
     42,199,632 shares issued; and 47,681,344 and 31,499,632 shares outstanding,
     respectively                                                                            5              4
   Additional paid in capital                                                           66,652         57,751
   Accumulated deficit                                                                 (39,852)       (40,490)
   Treasury stock, at cost; shares - 10,700,000                                             --         (8,906)
                                                                                      ---------      ---------
       Total stockholders' equity                                                       40,905         23,842
                                                                                      ---------      ---------

       Total liabilities and stockholders' equity                                     $ 47,897       $ 37,637
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


                                          ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except per share data)

                                                                      Three Months Ended            Nine Months Ended
                                                                         December 31,                  December 31,
                                                                     2003           2002           2003           2002
                                                                   ---------      ---------      ---------      ---------
Net sales                                                          $  5,128       $  7,118       $ 17,273       $ 15,808
Cost of sales                                                         1,411          2,173          4,139          5,835
                                                                   ---------      ---------      ---------      ---------
    Gross profit                                                      3,717          4,945         13,134          9,973

Expenses:
  Application development                                               361            650          1,044          2,894
  Depreciation and amortization                                         922          1,040          2,688          3,122
  Selling, general and administrative                                 2,918          2,671          8,715          6,498
                                                                   ---------      ---------      ---------      ---------
    Total expenses                                                    4,201          4,361         12,447         12,514
                                                                   ---------      ---------      ---------      ---------

Income (loss) from operations                                          (484)           584            687         (2,541)

Other income (expense):
  Interest income                                                         7             --             16              1
  Other income (expense)                                                112             15            (66)            17
  Interest expense                                                       --           (209)          (521)          (894)
                                                                   ---------      ---------      ---------      ---------
    Total other income (expenses)                                       119           (194)          (571)          (876)
                                                                   ---------      ---------      ---------      ---------

Income (loss) before provision for income taxes                        (365)           390            116         (3,417)

Provision for income tax benefits                                       (19)            (1)          (522)            --
                                                                   ---------      ---------      ---------      ---------
Income (loss) before cumulative effect of a change in
     accounting principle                                              (346)           391            638         (3,417)
     Cumulative effect of changing accounting principle -
         goodwill valuation under SFAS 142                               --             --             --           (627)
                                                                   ---------      ---------      ---------      ---------
Income (loss) from continuing operations                               (346)           391            638         (4,044)

    Income (loss) from discontinued operations of the SVI
         Training Products Inc, subsidiary, net of applicable
         income taxes                                                    --             (7)            --            152
                                                                   ---------      ---------      ---------      ---------
Net income (loss)                                                      (346)           384            638         (3,892)

    Cumulative preferred dividends                                      184            253            738            761
                                                                   ---------      ---------      ---------      ---------
Net income (loss) available to common stockholders                 $   (530)      $    131       $   (100)      $ (4,653)
                                                                   =========      =========      =========      =========

Basic earnings (loss) per share:
    Income (loss) before cumulative effect of a change in
        accounting principle                                       $  (0.01)      $   0.01       $   0.02       $  (0.12)
    Cumulative effect of a change in accounting principle -
        goodwill Valuation under SFAS 142                                --             --             --          (0.02)
                                                                   ---------      ---------      ---------      ---------
    Income (loss) from continuing operations                          (0.01)          0.01           0.02          (0.14)
    Income from discontinued operations                                  --             --             --           0.01
    Cumulative preferred dividends                                       --           0.01           0.02           0.03
                                                                   ---------      ---------      ---------      ---------
        Net income (loss) available to common stockholders         $  (0.01)      $     --       $     --       $  (0.16)
                                                                   =========      =========      =========      =========

Diluted earnings (loss) per share:
    Income (loss) before cumulative effect of a change in
        accounting principle                                       $  (0.01)      $   0.01       $   0.02       $  (0.12)
    Cumulative effect of a change in accounting principle -
        goodwill valuation under SFAS 142                                --             --             --          (0.02)
                                                                   ---------      ---------      ---------      ---------
    Income (loss) from continuing operations                          (0.01)          0.01           0.02          (0.14)
    Income from discontinued operations                                  --             --             --           0.01
    Cumulative preferred dividends                                       --           0.01           0.02           0.03
                                                                   ---------      ---------      ---------      ---------
        Net income (loss) available to common stockholders         $  (0.01)      $     --       $     --       $  (0.16)
                                                                   =========      =========      =========      =========

Weighted-average common shares outstanding:
     Basic                                                           46,172         30,395         38,656         29,257
     Diluted                                                         46,172         58,734         38,656         29,257


                                The accompanying notes are an integral part of
                              these condensed consolidated financial statements.


                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                                     NINE MONTHS ENDED DECEMBER 31,
                                                                                          2003            2002
                                                                                        ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                                                    $    638       $ (3,892)
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
     Depreciation and amortization                                                         2,688          3,122
     Cumulative effect of a change in accounting principle - goodwill
       valuation under SFAS 142                                                               --            627
     Gain on disposal of furniture and equipment                                             169             --
     Amortization of debt discount and conversion option                                     267            171
     Changes in allowance for doubtful accounts                                             (112)            74
     Stock-based compensation                                                                195              8
     Common stock issued for services rendered and settlement cost                           385            390
   Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable and other receivables                                            (6,713)        (2,771)
     Inventories                                                                               7             15
     Prepaid expenses and other assets                                                      (710)             5
     Accounts payable and accrued expenses                                                (4,141)         1,014
     Income tax payable                                                                       64            (98)
     Accrued interest on stockholders' loans, convertible notes and term loan                187            664
     Deferred revenue                                                                      1,682           (603)
                                                                                        ---------      ---------
Net cash used for operating activities                                                    (5,394)        (1,274)
                                                                                        ---------      ---------

Cash flows from investing activities:
   Proceeds received from note receivable                                                     18             --
   Purchases of furniture and equipment                                                     (301)           (39)
   Capitalized software development costs                                                 (3,002)           (93)
                                                                                        ---------      ---------
Net cash used for investing activities                                                    (3,285)          (132)
                                                                                        ---------      ---------

Cash flows from financing activities:
   Sale of common stock, net of offering costs                                            11,929             --
   Decrease in amount due to stockholders, net                                                --           (287)
   Proceeds from committed stock                                                             700          1,383
   Payments on term loan and debentures                                                     (135)          (336)
   Proceeds from short-term loan from related party                                           --            120
   Payments on short-term loan from related party                                             --           (120)
                                                                                        ---------      ---------
Net cash provided by financing activities                                                 12,494            760
                                                                                        ---------      ---------

Effect of exchange rate changes on cash                                                       (3)            (4)
                                                                                        ---------      ---------

Net increase (decrease) in cash and cash equivalents                                       3,812           (650)
Cash and cash equivalents, beginning of period                                             1,319          1,309
                                                                                        ---------      ---------
Cash and cash equivalents, end of period                                                $  5,131       $    659
                                                                                        =========      =========

Supplemental disclosure of cash flow information:
   Interest paid                                                                        $    135       $    408

Supplemental schedule of non-cash investing and financing activities:
   Issued 4,103,161 shares of common stock upon conversion of the 9% debentures         $  4,200             --
   Purchased software license rights by offsetting payment against
     account receivable                                                                 $  3,900             --
   Repaid a convertible note by offsetting against outstanding account receivable       $  1,382             --
   Issued 2,287,653 shares of common stock upon conversion of the note due to
     stockholders                                                                       $  1,374             --
   Issued 500,000 shares of common stock as payment for dividend on preferred
     stock                                                                              $    421             --
   Retired 1,070,000 shares of treasury stock                                           $ (8,905)            --
   Issued 1,010,000 shares of common stock to repay in full a stockholder's note        $     --            388
   Issued 231,021 shares of common stock upon exercise of stock options                 $      1             --
   Issued 100,000 shares of common stock for services in connection with an
     equity financing in December 2000                                                        --       $     45
   Issued 140,000 shares of common stock to pay for penalty for late
     effectiveness of the registration statement                                              --       $     60
   Received 262,500 shares of common stock related to early termination
     of a service contract                                                                    --       $   (210)
   Issued 84,849 and 1,223,580 shares of common stock as payments for bonuses
     and services rendered in prior periods                                             $     83       $    657


                                The accompanying notes are an integral part of
                              these condensed consolidated financial statements.

                      ISLAND PACIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for all the periods presented have been made.

Certain amounts in the prior periods have been reclassified to conform to the presentation for the three and nine months ended December 31, 2003. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K/A for the year ended March 31, 2003.

The results of operations for the three and nine months ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DISCONTINUED OPERATIONS

Effective April 1, 2003, we sold our wholly-owned subsidiary, SVI Training Products, Inc. ("Training Products"), to its former president, for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain targets. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. We agreed to postpone the payments due January 1, 2004 and April 1, 2004 until July 1, 2004. The note has a balance of $162,000 at December 31, 2003.

The sale of the Training Products subsidiary resulted in a loss of $129,000, net of estimated income taxes, which was accrued for at March 31, 2003. Accordingly, the operating results of the Training Products subsidiary for the three and nine months ended December 31, 2002 were restated as discontinued operations.


NOTE 3 - INVENTORIES

Inventories consist of finished goods and are stated at the lower of cost or market, on a first-in, first-out basis.


NOTE 4 - PURCHASED AND CAPITALIZED SOFTWARE

In December 2003, we entered into an agreement to purchase from QQQ Systems Pty Limited ("QQQ Systems") exclusive ownership and rights to use, market, reproduce and license QQQ Systems' point of sale software (the "Technology") in Europe and North and South America for the purchase price of $3.9 million. In addition, a portion of the future revenues from our sales of the Technology will be payable to QQQ Systems as follows: (a) $150,000 for unlimited number of copies from December 31, 2004 through June 30, 2004; (b) $150,000 for unlimited number of copies from July 1, 2004 through April 30, 2005; (c) $150,000 for unlimited number of copies from May 1, 2005 through April 30, 2006; (d) 20% of net revenue per copy thereafter; and (e) effective from the third anniversary of December 31, 2003, 20% of the net revenue earned by us during the previous year. We will continue sharing revenue until the total of all such shared revenue paid to QQQ Systems has reached $2,850,000. However, at any time after April 30, 2006, we may elect in our sole discretion to either to continue paying 20% revenue split until the total of all shared revenues is paid equal to $2,850,000 or make a final, single payment to QQQ Systems of $200,000. The $3.9 million purchase price was paid by offsetting it against the outstanding account receivable due to us from QQQ systems.

NOTE 5 - CONVERTIBLE DEBT

Pursuant to the Discounted Loan Payoff Agreement dated March 31, 2003, we issued to Union Bank of California a $500,000 unsecured, non-interest bearing convertible note payable in either cash or shares of common stock, at our option. The maturity date would have been March 31, 2004. In July 2003, the bank assigned the note to Roth Capital Partners, LLC ("Roth Capital"), who was the placement agent for the financings in June and November 2003. In January 2004, we elected to repay the note in shares of common stock and issued 239,739 shares at a price of $2.08 per share which was 80% of the average share closing price of our common stock for the ten trading day period immediately preceding the payoff date.


NOTE 6 - COMMITTED STOCK

In November 2003, we entered an agreement with Toys "R" Us, Inc. ("Toys") to terminate the software development and services agreement. Pursuant to the agreement, the $1.3 million outstanding convertible note, which would have been converted solely for equity. Pursuant to the termination agreement, this note was settled in full by offsetting against account receivable due to us from Toys, as opposed to issuance of common stock, and the warrant to purchase 2,500,000 shares of our common stock was cancelled.


NOTE 7 - CHANGE IN ACCOUNTING PRINCIPLE

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


NOTE 8 - PREFERRED STOCK

The Series A Convertible Preferred Stock (the "Series A Preferred") has a stated value of $100 per share and is redeemed at our option any time prior to the maturity date of December 31, 2006 for 107% of the stated value and accrued and unpaid dividends. The preferred shares are entitled to cumulative dividends of 7.2% per annum, payable semi-annually, and have cumulative dividends of $1.7 million, or $12.17 per share, and $1.0 million, or $7.33 per share, at December 31, 2003 and 2002, respectively. The holders may convert each share of Series A Preferred at any time into the number of shares of our common stock determined by dividing the stated value plus all accrued and unpaid dividends, by a conversion price initially equal to $0.80. The conversion price increases at an annual rate of 3.5% calculated on a semi-annual basis. The conversion price as of January 1, 2004 is $0.86. The Series A Preferred is entitled upon liquidation to an amount equal to its stated value plus accrued and unpaid dividends in preference to any distributions to common stockholders. The Series A Preferred has no voting rights prior to conversion into common stock, except with respect to proposed impairments of the Series A Preferred rights and preferences, or as provided by law. We have the right of first refusal to purchase all but not less than all of any shares of Series A Preferred or shares of common stock received on conversion which the holder may propose to sell to a third party, upon the same price and terms as the proposed sale to a third party.

An option agreement (the "Option Agreement") was prepared and agreed upon by Softline Limited ("Softline") and Steven Beck, our president, chief operating officer and director, as trustee of a certain group of our management (the "Optionees"). Under the Option Agreement, Softline agreed to grant the Optionees the right to purchase from Softline 8,000,000 shares of our common stock and such number of shares of Series A Preferred convertible into 17,125,000 shares of our common stock for a price of $0.80 per option share. The Option Agreement expires on the earlier of March 24, 2004 and the date on which an Optionee's full-time employment as our officer or director is terminated for any reason.

On November 14, 2003, the Sage Group plc (the "Sage Group") acquired substantially all the assets of Softline, including Softline's 141,000 shares of our Series A Preferred, 8,923,915 shares of our common stock and options to purchase 71,812 shares of our common stock. In connection with the acquisition, certain agreements of Softline, including the rights and obligations respecting and arising from the Option Agreement were also assigned to and assumed by the Sage Group. Accordingly, the Optionees now have the right to purchase the option shares from the Sage Group for a price of $0.80 per option share. The right to exercise the option is to be distributed as determined by our Board to the Optionees, who may include Mr. Beck and other members of our management, as an incentive to continue service for us. It is the current intent of the Optionees to transfer their rights under the Option Agreement to us. On September 17, 2003, 500,000 shares of common stock constituting accrued dividends on our Series A Preferred were issued in the names of various financial institutions.


NOTE 9 - PRIVATE PLACEMENTS

In June 2003, we sold various institutional investors ("June 2003 Institutional Investors") 5,275,000 shares of common stock at a per share price of $1.50 for an aggregate purchase price of $7.9 million. In connection with this financing, we paid Roth Capital, as placement agent, cash compensation of 8% of the proceeds and issued a five-year warrant to purchase 527,500 shares of common stock at an exercise price of $1.65 per share, with a fair market value of $859,000. We also issued five-year warrants to purchase 375,000 shares of common stock at an exercise price of $1.65, with a fair market value of $620,000, to the holders of our 9% convertible debentures in order to obtain their requisite consents and waivers of rights they possessed to participate in the financing. In accordance with the warrant agreements, these warrants were adjusted to $1.55 due to the sale of common stock at the price of $1.55 on November 7, 2003. We filed a registration statement covering the shares sold and common stock underlying the warrants issued in connection with this transaction. The registration statement was declared effective on September 26, 2003.

On November 7, 2003, we sold various institutional investors ("November 2003 Institutional Investors") 3,180,645 shares of common stock at a price of $1.55 per share for an aggregate purchase price of $4.9 million. In connection with this financing, we paid Roth Capital, as placement agent, compensation of $179,000 in cash and 115,226 shares of our common stock and issued a five-year warrant to purchase 282,065 shares of our common stock at an exercise price of $1.71 per share, with a fair market value of $388,000. Roth Capital was granted the registration rights similar to those granted to the November 2003 Institutional Investors. Pursuant to a registration rights agreement, we filed a registration statement covering the shares sold and common stock underlying the warrants issued in connection with this transaction. The registration statement was declared effective on February 3, 2004.


NOTE 10 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Earnings per share for the three and nine months ended December 31, 2003 and 2002 is calculated as follows (in thousands):

                                          Three months ended            Nine months ended
                                              December 31,                 December 31,
                                          2003           2002          2003           2002
                                       ---------      ---------     ---------      ---------
Net income (loss) available to
common stockholders                    $   (530)      $    131      $   (100)      $ (4,653)
                                       =========      =========     =========      =========

Basic weighted average shares            46,172         30,395        38,656         29,257

Dilutive common stock equivalent             --         28,339            --             --
                                       ---------      ---------     ---------      ---------
Diluted weighted average shares          46,172         58,734        38,656         29,257
                                       =========      =========     =========      =========

Basic earnings (loss) per share        $  (0.01)      $     --      $     --       $  (0.16)
Diluted earnings (loss) per share      $  (0.01)      $     --      $     --       $  (0.16)


The following potential common shares have been excluded from the computation of diluted net loss per share for the three and nine months ended December 31, 2003 and nine months ended December 31, 2002, because the effect would have been anti-dilutive:

                                                                             Three and
                                                                         Nine months ended      Nine months ended
                                                                            December 31,           December 31,
                                                                                2003                  2002
                                                                         -------------------    -----------------
         Outstanding options under our stock option plans                         4,371,974            4,835,367
         Outstanding options granted outside our stock option plans               4,994,312            5,054,312
         Warrants issued in conjunction with private placements                   3,830,281            1,732,000
         Warrants issued for services rendered                                    1,108,898              804,002
         Warrant issued to a major customer                                              --            2,500,000
         Convertible notes due to stockholders                                           --            2,083,333
         Convertible note due to a major customer                                        --            2,500,000
         Convertible note                                                           239,739                   --
         Series A Convertible Preferred Stock                                    18,449,674           18,894,000
                                                                         -------------------    -----------------
              Total                                                              32,994,878           38,403,014
                                                                         ===================    =================

NOTE 11 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA

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

                                       Three months ended       Nine months ended
                                           December 31,             December 31,
                                       2003         2002         2003         2002
                                     --------     --------     --------     --------
         Net sales:
             United States           $ 3,513      $ 6,238      $14,627      $13,891
             United Kingdom            1,615          880        2,646        1,917
                                     --------     --------     --------     --------
                Total net sales      $ 5,128      $ 7,118      $17,273      $15,808
                                     ========     ========     ========     ========

                                                                        December 31,
                                                                    2003             2002
                                                               -------------    -------------
         Identifiable assets from continuing operations:
            United States                                      $     45,246     $     37,081
            United Kingdom                                            2,651            1,063
                                                               -------------    -------------
               Total identifiable assets                       $     47,897     $     38,144
                                                               =============    =============

For the three and nine months ended December 31, 2003 and 2002, net sales to major customers are as follows (in thousands):

                                      Three months ended                   Nine months ended
                                         December 31,                         December 31,
                                    2003              2002                2003             2002
                                 ------------     -------------       -------------    -------------
         The Perfume Shop                15%               --%                  5%              --%
         QQQ Systems Ltd.                --%               --%                 23%              --%
         Toys                            --%               25%                  9%              31%

The account receivable balances from the Perfume Shop at December 31, 2003 represent 13% of total accounts receivable. The account receivable balances from Toys at December 31, 2003 and 2002 represent 12% and 15%, respectively, of total accounts receivable. The account receivable balance from QQQ Systems Ltd. at December 31, 2003 represents 0% of total accounts receivable.

 We organize our business into two segments as follows:

         o RETAIL MANAGEMENT SOLUTIONS - offers suite of applications, which builds on our long history in retail software design and development. We provide our customers with an extremely reliable, widely deployed, comprehensive and fully integrated retail management solution. Retail Management Solutions include merchandise management that optimizes workflow and provides the highest level of data integrity. This module supports all operational areas of the supply chain including planning, open-to-buy purchase order management, forecasting, warehouse and store receiving distribution, transfers, price management, performance analysis and physical inventory. In addition, Retail Management Solutions include a comprehensive set of tools for analysis and planning, replenishment and forecasting, event and promotion management, warehouse, ticketing, financials and sales audit. Through collaborations with strategic partners, Retail Management Solutions offers tools for loss prevention, communication with stores and vendors, integration needs, purchase and allocation decisions, analysis of weather impact, control and management of business processes, consumer research, tracking consumer shopping patterns, forecasting and replenishment, and analyzing store people productivity.

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

A summary of the revenues and operating income (loss), excluding depreciation and amortization, attributable to each of these business units and identifiable assets is as follows (in thousands):

                                                              Three months ended            Nine months ended
                                                                  December 31,                  December 31,
                                                              2003           2002           2003           2002
                                                            ---------      ---------      ---------      ---------
Net sales:
          Retail Management Solutions                       $  4,840       $  6,383       $ 16,209       $ 14,355
          Store Solutions                                        288            735          1,064          1,453
                                                            ---------      ---------      ---------      ---------
               Total net sales                              $  5,128       $  7,118       $ 17,273       $ 15,808
                                                            =========      =========      =========      =========

Operating income (loss):
          Retail Management Solutions                       $  1,205       $  1,778       $  6,024       $  2,313
          Store Solutions                                        (48)           462           (240)           121
          Other (see below)                                   (1,641)        (1,656)        (5,097)        (4,975)
                                                            ---------      ---------      ---------      ---------
               Total operating income (loss)                $   (484)      $    584       $    687       $ (2,541)
                                                            =========      =========      =========      =========

Other operating loss:
          Amortization of intangible assets                 $   (879)      $   (955)      $ (2,538)      $ (2,864)
          Depreciation                                           (42)           (84)          (150)          (258)
          Administrative costs and other non-allocated
            expenses                                            (720)          (617)        (2,409)        (1,853)
                                                            ---------      ---------      ---------      ---------
               Total other operating loss                   $ (1,641)      $ (1,656)      $ (5,097)      $ (4,975)
                                                            =========      =========      =========      =========

Identifiable assets:
          Retail Management Solutions                       $ 39,651       $ 32,948       $ 39,651       $ 32,948
          Store Solutions                                      4,036          4,914          4,036          4,914
                                                            ---------      ---------      ---------      ---------
               Total identifiable assets                    $ 43,687       $ 37,862       $ 43,687       $ 37,862
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


NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We are currently evaluating which method of transition to fair value accounting we will elect.

The following table presents pro forma disclosures required by SFAS 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the nine months ended December 31, 2003 and 2002. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

                                                             NINE MONTHS ENDED
                                                         DECEMBER 31,    DECEMBER 31,
                                                             2003            2002
                                                        -------------   -------------
                                                   (in thousands, except per share amounts)
                                                                  (unaudited)
Net income (loss) as reported                           $        638    $     (3,892)
Less: stock-based compensation expense,
     net of related tax effects                               (1,621)         (1,285)
                                                        -------------   -------------
Pro forma net loss                                      $       (983)   $     (5,177)
                                                        =============   =============

Basic earnings (loss) per share - as reported           $       0.02    $      (0.13)
Diluted earnings (loss) per share - as reported         $       0.02    $      (0.13)
Basic earnings (loss) per share - pro forma             $      (0.03)   $      (0.18)
   Diluted earnings (loss) per share - pro forma        $      (0.03)   $      (0.18)

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


NOTE 13 - ACQUISITIONS

On January 30, 2004, we acquired Page Digital Incorporated ("Page Digital"), a developer of multi-channel commerce software, through a merger transaction for total consideration of $7.0 million, consisting of $2.0 million in cash and 2.5 million shares of our common stock valued at $2.00. Upon the consummation of this transaction Lawrence Page and Dave Joseph became executive officers of Island Pacific. Mr. Page received total consideration of $1.4 million and

1,755,784 shares of our common stock in connection with the acquisition. Mr. Joseph received total consideration of $200,000 and 249,649 shares of our common stock in connection with the acquisition. The balance of $395,755 and 494,526 shares of common stock were paid to the remaining shareholders of Page Digital. We also entered two year employment agreements with both Mr. Page and Mr. Joseph, and a two year non-competition agreement with Mr. Page. Page Digital has total assets of approximately $2.0 million (unaudited) and generates annual revenues of approximately $6.0 million (unaudited). Page Digital has approximately 37 employees, all of whom were based in the United States.

On January 6, 2004, we executed a letter of intent to acquire Retail Technologies International, Inc. ("RTI"), a provider of management systems for retailers, for a purchase price of $11 million, consisting of $5 million in cash, and $6 million in shares of our common stock determined by dividing $6 million by the average closing price of our common stock over the ten day period immediately preceding the closing of the transaction. In addition, we will assume approximately $2.5 million in debt owed to certain RTI security holders. The closing of the transaction is subject to securing financing, due diligence, the execution of a definitive agreement, the approval of our board of directors and the approvals of the board of directors and the shareholders of RTI. There can be no assurance that we will be able to secure the necessary financing to complete the acquisition of RTI. RTI has total assets of approximately $4.3 million (unaudited) and generates annual revenues of approximately $8.0 million (unaudited). RTI has approximately 59 employees, all of whom are based in the United States.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

In June 2003, we entered into a development and marketing license agreement with a software and services company affiliated with our former officer. Under this agreement, we obtain an exclusive right to sell and distribute this company's software. In return, we committed to fund $1.2 million toward development of this product. We also agreed to pay a royalty of 30% of the software license sales up until we have recuperated all the development funding, at which point the royalty will increase to 50% thereafter. As of December 31, 2003, we've funded $545,000 toward development which is included in prepaid expenses.

In April of 2002, our former CEO, Thomas Dorosewicz, filed a demand with the California Labor Commissioner for $256,250 in severance benefits allegedly due under a disputed employment agreement, plus attorney's fees and costs. Mr. Dorosewicz's demand was later increased to $283,894. On June 18, 2002, we filed an action against Mr. Dorosewicz, Michelle Dorosewicz and an entity affiliated with Mr. Dorosewiczin San Diego Superior Court, Case No. GIC790833, alleging fraud and other causes of action relating to transactions Mr. Dorosewicz caused us to enter into with his affiliates and related parties without proper board approval. On July 31, 2002, Mr. Dorosewicz filed cross-complaints in that action alleging breach of statutory duty, breach of contract, fraud and other causes of action related to his employment with us and other transactions he entered into with us. This dispute was heard by an arbitrator the week of October 3, 2003. The arbitrator issued an award on November 7, 2003, resolving most of the disputed issues in favor of the Company as follows: (a) the Company was awarded a refund of rental payments amounting to $66,950.76; (b) the excessive equipment leasing financing charges by Mr. Dorosewicz were recast substantially reducing the Company's unpaid balance; (c) Mr. Dorosewicz was ordered to repay attorneys' fees reimbursement he had previously been provided by the Company; (d) Mr. Dorosewicz was denied severance benefits; (e) Mr. Dorosewicz's claims with respect to options were denied; and (f) Mr. Dorosewicz was awarded his unpaid bonus in the amount of $56,719. The net amount awarded to Mr. Dorosewicz was $85,339.09 which was paid in January 2004.

We decided in the third quarter of fiscal 2002 to sell certain assets of our Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was, however, subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to an entity affiliated with the former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, we may be called upon to pay the deficiency under our guarantee to the bank. We have reserved $187,000 as our potential exposure. The receiver has also claimed that we are obligated to it for inter-company balances of $636,000, but we do not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by us to the Australian subsidiary offsetting the amount claimed to be due.

On May 15, 2002, an employee who is currently out on disability/worker's compensation leave, Debora Hintz, filed a claim with the California Labor Commissioner seeking $41,000 in alleged unpaid commissions. On or about December of 2002, Ms. Hintz filed a discrimination claim against us with the Department of Fair Employment and Housing, alleging harassment and sexual orientation discrimination. We have responded appropriately to both the wage claim and the discrimination allegations, which we believe lack merit based on present information. On December 1, 2003, the Department of Fair Housing and Employment closed the case on the basis of no probable cause to prove violation of statue, and gave notice of right to sue.

On August 30, 2002, Cord Camera Centers, Inc., an Ohio corporation ("Cord Camera"), filed a lawsuit against one of our subsidiaries, SVI Retail, Inc. ("SVI Retail") as the successor to Island Pacific Systems Corporation, in the United States District Court for the Southern District of Ohio, Eastern Division, Case No. C2 02 859. The lawsuit claimed damages in excess of $1.5 million, plus punitive damages of $250,000, against SVI Retail for alleged fraud, negligent misrepresentation, breach of express warranties and breach of contract. These claims pertained to the following agreements between Cord Camera and Island Pacific: (i) a License Agreement, dated December 1999, as amended, for the use of certain software products, (ii) a Services Agreement for consulting, training and product support for the software products and (iii) a POS Software Support Agreement for the maintenance and support services for a certain software product. The parties settled this matter in September 2003. The terms of the settlement agreement are covered by a confidentiality covenant.

In mid-2002, we were the subject of an adverse judgment entered against us in favor of Randall's Family Golf Centers, ("Randall") in the approximate sum of $61,000. The judgment was entered as a default judgment, and is based on allegations that we received a preferential transfer of funds within 90 days of the filing by Randall of a chapter 11 case in the United States Bankruptcy Court for the Southern District of New York. We settled this matter by an agreement to pay $12,500 to Randall.

On November 22, 2002, UDC Homes, Inc and UDC Corporation now known as Shea Homes, Inc. served Sabica Ventures, Inc. ("Sabica"), our wholly-owned subsidiary, and Island Pacific, then an operating division of SVI Solutions, Inc. (now our retail management solutions division) with a cross-complaint for indemnity on behalf of an entity identified in the summons as Pacific Cabinets. Sabica and Island Pacific filed a notice of motion and motion to quash service of summons on the grounds that neither Sabica nor Island Pacific has ever done business as Pacific Cabinets and has no other known relation to the construction project that is the subject of the cross-complaint and underlying complaint. Our motion to quash was denied in a hearing on May 22, 2003.

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


NOTE 15 - RELATED-PARTY TRANSACTIONS

We retain our former CEO and Chairman of the Board to provide consulting services starting August 2003. For the three and nine months ended December 31, 2003, the expense for this service was $113,000 and $187,000, respectively.

We retained an entity owned by an immediate family member of our current CEO and Chairman to provide recruiting and marketing services. For the three and nine months ended December 31, 2003, the expense for this service was $10,000 and $118,000.

In June 2003, we entered into a development and marketing license agreement with a software and services company affiliated with a former officer. Under this agreement, we obtain an exclusive right to sell and distribute this company's software. In return, we committed to fund $1.2 million toward development of this product. We also agreed to pay a royalty of 30% of the software license sales up until we have recuperated all the development funding, at which point the royalty will increase to 50% thereafter. As of December 31, 2003, we've funded $545,000 toward this development.

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

RECENT DEVELOPMENTS

In October 2003, Donald Radcliffe resigned as a member of our Board Directors. Mr. Radcliffe was hired in December 2003 as a part-time employee handling investor relations.

In November 2003, we entered into an agreement with various institutional investors for the sale of 3,180,645 shares of common stock at a price of $1.55 per share for an aggregate purchase price of $4.9 million. See "Liquidity and Capital Resources -- Financing Transactions" below.

In November 2003, we entered into an agreement with Toys "R" Us, Inc. ("Toys") to terminate the software development and services agreement. Pursuant to the agreement, the outstanding convertible note was settled in full and the outstanding warrant was cancelled. For further details, see "Indebtedness - Toys "R" Us, Inc." below.

In December 2003, we purchased from QQQ Systems Pty Limited an exclusive right to use, market and license a point-of-sale software in Europe and North and South America for a purchase price of $3.9 million.

In January 2004, we issued 239,739 shares of common stock to repay a $500,000 convertible note. This note was originally issued to Union Bank of California in March 2003 and subsequently assigned by Union Bank of California to Roth Capital Partners, LLC.

Upon the consummation of the acquisition of Page Digital Incorporated ("Page Digital") on January 30, 2004, Lawrence Page and Dave Joseph were appointed to the positions of Chief Technology Officer and Senior Vice President-Sales and Marketing, respectively.

ACQUISITION OF PAGE DIGITAL

On January 30, 2004, we acquired Page Digital, a developer of multi-channel commerce software, through a merger transaction for total consideration of $7.0 million, consisting of $2.0 million in cash and 2,500,000 shares of our common shares valued at $2.00. Upon the consummation of this transaction, Lawrence Page and Dave Joseph became executive officers of Island Pacific. Mr. Page received total consideration of $1,404,630 and 1,755,784 shares of our common stock in connection with the acquisition. Mr. Joseph received total consideration of $199,722 and 249,649 shares of our common stock in connection with the acquisition. The balance of $395,755 and 494,526 shares of common stock were paid to the remaining shareholders of Page Digital. We also entered two year employment agreements with both Mr. Page and Mr. Joseph, and a two year non-competition agreement with Mr. Page. Page Digital has total assets of approximately $2.0 million (unaudited) and generates annual revenues of approximately $6.0 million (unaudited). Page Digital has approximately 37 employees, all of whom are based in the United States.

The legitimization of business to business and business to consumer direct commerce (Internet, brick-and-mortar, catalog, and other) has rapidly created a substantial market for the Page Digital suite of direct commerce applications. According to the United States Department of Commerce, the market for multi-channel direct commerce applications was just $15 billion in 1999, grew to $27.28 billion in 2000, and to $32.6 billion in 2001, and it is growing at a rate 2.5 times greater than traditional retailing (Source: Internet Retailer, April 2002). The acquisition of Page Digital will enable us to continue to provide our customers with Page Digital's e-commerce, customer relations management, and Catalog Management solutions. We expect to further integrate these solutions into our offerings to enable customers to complete the multi-channel retail distribution and customer service chain. In addition, the acquisition will also allow us to offer Page Digital's customers the IP Merchandising solution, as well as Point of Sale, Loss Prevention, and IPI's other alliance solutions.

ACQUISITION OF RTI

On January 6, 2004, we executed a Letter of Intent/Term Sheet pursuant to which we intend to acquire RTI, a provider of management systems for retailers, for a purchase price of $11 million, consisting of $5 million in cash, and $6 million in shares of our common stock determined by dividing $6 million by the average closing price of the Company's common stock over the ten day period immediately preceding the closing of the transaction. In addition, we will assume approximately $2.5 million in debt owed to certain RTI security holders. The closing of the transaction is subject to securing financing, due diligence, the execution of a definitive agreement, the approval of the board of directors of the Company and the approvals of the board of directors and the shareholders of RTI. There can be no assurance that the Company will be able to secure the necessary financing to complete the acquisition of RTI. RTI has total assets of approximately $4.3 million (un-audited) and generates annual revenues of approximately $8.0 million (un-audited.) RTI has approximately 59 employees, all in the United States.

The combination of Island Pacific, RTI and Page Digital, will enable us to offer a fully integrated solution to mid-tier retailers that will be unique in the marketplace. As a result of this transaction, smaller retailers will now be able to cost-effectively acquire a solution that provides both front and back-end support. We anticipate that RTI will assume responsibility to market IP Express through its distribution channel, including 64 resellers, which will expand our ability to effectively market IP Express, while Island Pacific will continue to market our enterprise applications to our traditional market, mid-tier retailers. The combination instantly expands our products, services offerings and distribution channels.

OPTION AGREEMENT

An option agreement (the "Option Agreement") was prepared and agreed upon by Softline Limited ("Softline") and Steven Beck, our president, chief operating officer and director, as trustee of a certain group of our management (the "Optionees"). Under the Option Agreement, Softline agreed to grant the Optionees the right to purchase from Softline 8,000,000 shares of our common stock and such number of shares of Series A Convertible Preferred Stock convertible into 17,125,000 shares of our common stock for a price of $0.80 per option share. The Option Agreement expires on the earlier of March 24, 2004 and the date on which an Optionee's full-time employment as our officer or director is terminated for any reason.

On November 14, 2003, the Sage Group plc (the "Sage Group") acquired substantially all the assets of Softline, including Softline's 141,000 shares of our Series A Convertible Preferred Stock, 8,923,915 shares of our common stock and options to purchase 71,812 shares of our common stock. In connection with the acquisition, certain agreements of Softline, including the rights and obligations respecting and arising from the Option Agreement were also assigned to and assumed by the Sage Group. Accordingly, the Optionees now have the right to purchase the option shares from the Sage Group for a price of $0.80 per option share. The right to exercise the option is to be distributed as determined by our Board to the Optionees, who may include Mr. Beck and other members of our management, as an incentive to continue service for us. It is the current intent of the Optionees to transfer their rights under the Option Agreement to us. On September 17, 2003, 500,000 shares of common stock constituting accrued dividends on our Series A Convertible Preferred Stock were issued in the names of various financial institutions.

DISCONTINUED OPERATIONS

Effective April 1, 2003, we sold our wholly-owned subsidiary, SVI Training Products, Inc. ("Training Products") to its former president for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain targets. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. The sale of the Training Products subsidiary resulted in a loss of $129,000, net of estimated income taxes, which was accrued for at March 31, 2003. The operating results of Training Products for the prior periods are restated as discontinued operations. The note has a balance of $162,000 as of February 5, 2004.

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

         o ACCOUNTS RECEIVABLE. We typically extend credit to our customers. Software licenses are generally due in installments within twelve months from the date of delivery. Billings for customer support and consulting services performed on a time and material basis are due upon receipt. From time to time software and consulting services are provided under fixed price contracts where the revenue and the payment of related receivable balances are due upon the achievement of certain milestones. Management estimates the probability of collection of the receivable balances and provides an allowance for doubtful accounts based upon an evaluation of our customers' ability to pay and general economic conditions.

         o        VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL.
                  For fiscal 2003, we have adopted SFAS 142 resulting in a change in the way we value long-term intangible assets and goodwill. We completed the initial transitional analysis of goodwill impairment as of April 1, 2002 and recorded an impairment of $0.6 million as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. We no longer amortize goodwill, but instead test goodwill for impairment on an annual basis or more frequently if certain events occur. Goodwill is to be measured for impairment by reporting units, which currently consist of our operating segments. At each impairment test for a business unit, we are required to compare the carrying value of the business unit to the fair value of the business unit. If the fair value exceeds the carrying value, goodwill will not be considered impaired. If the fair value is less than the carrying value, we will perform a second test comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The difference if any between the carrying amount of that goodwill and the implied fair value will be recognized as an impairment loss, and the carrying amount of the associated goodwill will be reduced to its implied fair value. These tests require us to make estimates and assumptions concerning prices for similar assets and liabilities, if available, or estimates and assumptions for other appropriate valuation techniques.

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


RECENT ACCOUNTING PRONOUNCEMENTS

A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements (see Note 12). As discussed in the notes to the interim financial statements, the implementation of some of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

NET SALES

Net sales decreased by $2.0 million, or 28%, to $5.1 million in the three months ended December 31, 2003 from $7.1 million in the three months ended December 31, 2002. The decrease is due to a $2.1 million decrease in modification and services sales on the Toys contract and $1.6 million decrease in software license sales; offset in part by $1.6 million increase in sales of alliance software license and services.

COST OF SALES/GROSS PROFIT

Cost of sales decreased by $0.8 million, or 36%, to $1.4 million in the quarter ended December 31, 2003 from $2.2 million in the quarter ended December 31, 2002. Gross profit as a percentage of net sales increased to 72% in the quarter ended December 31, 2003 from 69% in the prior comparative period. The decrease in cost of sales and the increase in gross profit as a percentage of net sales were due to the decrease in low-margin software modification and professional services sales. During the quarter ended December 31, 2003 and 2002, modifications and services revenues represented 14% and 41% of net sales, respectively.

APPLICATION DEVELOPMENT EXPENSE

Application development expense decreased by $0.3 million, or 43%, to $0.4 million in the quarter ended December 31, 2003 from $0.7 million in the quarter ended December 31, 2002. The decrease is primarily due to capitalizing $0.8 million development costs for new products. We've made significant investments in our new products in the current year. We anticipate these new products will be launched during the second half of the fiscal 2004. In the prior comparative period, research and development efforts were spent on enhancing existing products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $0.1 million, or 10%, to $0.9 million in the quarter ended December 31, 2003 from $1.0 million in the quarter ended December 31, 2002. The decrease is mainly due to a decrease in amortization of purchased and capitalized software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $0.2 million, or 7%, to $2.9 million in the three months ended December 31, 2003 from $2.7 million in the three months ended December 31, 2002. The increase is due to increasing efforts and spending in marketing and sales activities, public and investor communications and professional fees.

OPERATING INCOME

Operating loss from continuing operations, which included depreciation and amortization expense, was $0.5 million for the quarter ended December 31, 2003, compared to an operating profit of $0.6 million for the quarter ended December 31, 2002. Earnings from continuing operations before interest, provision for income taxes, depreciation, amortization and change in accounting principle was $0.4 million for the quarter ended December 31, 2003 compared to $1.6 million for the quarter ended December 31, 2002.

INTEREST EXPENSE

Interest expense was $1,000 and $209,000 in the quarters ended December 31, 2003 and 2002, respectively. The decrease is mainly due to no interest-bearing debts outstanding in the quarter ended December 31, 2003.

PROVISION FOR INCOME TAXES

Provision for income taxes for the quarters ended December 31, 2003 and 2002 are benefits of $19,000 and $0, respectively.

CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding preferred stock attributable to the quarter ended December 31, 2003 and 2002 were $0.2 million and $0.3 million, respectively.


NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2002

NET SALES

Net sales increased by $1.5 million, or 9%, to $17.3 million in the nine months ended December 31, 2003 from $15.8 million in the nine months ended December 31, 2002. Included in net sales for nine months ended December 31, 2003 is a one-time sale of software technology rights of $3.9 million. Excluding this non-recurring sale, net sales would have decreased by $2.4 million, or 15%, as compared to comparable prior year period. The decrease is due to $3.3 million decrease in modification and services sales relating to the Toys contract and $1.3 million decrease in software license sales; offset in part by $2.2 million increase in sales of alliance software license and services.

COST OF SALES/GROSS PROFIT

Cost of sales decreased by $1.7 million, or 29%, to $4.1 million in the nine months ended December 31, 2003 from $5.8 million in the nine months ended December 31, 2002. Gross profit as a percentage of net sales increased to 76% in the nine months ended December 31, 2003 from 63% in the prior comparative period. The decrease in cost of sales and the increase in gross profit as a percentage of net sales were due to decrease in low margin software modification and professional services. During the nine months ended December 31, 2003 and 2002, modification and professional services revenues represented 22% and 45% of net sales, respectively.

APPLICATION DEVELOPMENT EXPENSE

Application development expense decreased by $1.9 million, or 66%, to $1.0 million in the nine months ended December 31, 2003 from $2.9 million in the nine months ended December 31, 2002. The decrease is primarily due to capitalizing $2.6 million development costs for new products. We've made significant investments in our new products in the first nine months of the current year. We anticipate these new products will be launched during the last quarter of the fiscal 2004 and first quarter of the fiscal 2005. In the prior comparative period, research and development efforts were spent on enhancing existing products and properly charged to expense.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $0.4 million, or 13%, to $2.7 million in the nine months ended December 31, 2003 from $3.1 million in the nine months ended December 31, 2002. The decrease is mainly due to a decrease in amortization of purchased and capitalized software.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $2.2 million, or 34%, to $8.7 million in the nine months ended December 31, 2003 from $6.5 million in the nine months ended December 31, 2002. The first nine months of fiscal 2003 included a $0.6 million reversal of excess amount accrued in prior periods for a litigation settlement. In addition, much of the fiscal 2004 was spent building infrastructure, developing our sales organization and increasing marketing efforts.

OPERATING INCOME

Operating income from continuing operations, which included depreciation and amortization expense, was $0.7 million for the nine months ended December 31, 2003, compared to a loss from continuing operations of $2.5 million for the comparable period in the prior year. Earnings from continuing operations before interest, provision for income taxes, depreciation, amortization and change in accounting principle was $3.4 million for the nine months ended December 31, 2003 compared to $0.6 million for the nine months ended December 31, 2002.

INTEREST EXPENSE

Interest expense decreased by $0.4 million, or 44%, to $0.5 million in the nine months ended December 31, 2003 from $0.9 million in the nine months ended December 31, 2002. The decrease is due to $6.6 million decrease in average balance of interest-bearing debts.

PROVISION FOR INCOME TAXES

Provision for income taxes represents $0.6 million income tax refund and $0.1 million provision for state income taxes in the nine months ended December 31, 2003. The income tax refund of $0.6 million at December 31, 2003 results from amending prior years' income tax returns to carry back net operating losses incurred in the past two years.

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

CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding preferred stock attributable to the nine months ended December 31, 2003 and 2002 were $0.7 million and $0.8 million, respectively.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the nine months ended December 31, 2003, we financed our operations using cash on hand, internally generated cash, proceeds from the sale of common stock and proceeds from sale of convertible debentures. At December 31, 2003 and March 31, 2003, we had cash of $5.1 million and $1.3 million, respectively.

Operating activities used cash of $5.4 million in the nine months ended December 31, 2003 and $1.3 million in the nine months ended December 31, 2002. Cash used for operating activities in the nine months ended December 31, 2003 resulted from $6.7 million increase in accounts receivable and other receivables and $4.1 million decrease in accounts payable and accrued expenses; offset in part by $0.6 million net income, $1.7 million increase in deferred revenue and $2.7 million of non-cash depreciation and amortization.

Investing activities used cash of $3.3 million in the nine months ended December 31, 2003 and $0.1 million in the nine months ended December 31, 2002. Cash used for investing activities in the current quarter was primarily for capitalization of $2.6 million software development costs, $0.4 million purchase of capitalized software and $0.3 million purchases of furniture and equipment.

Financing activities provided cash of $12.5 million and $0.8 million in the nine months ended December 31, 2003 and 2002, respectively. The financing activities in the nine months ended December 31, 2003 included net proceeds of $12.0 million from the sale of common stock and $0.7 million from the issuance of convertible debentures.

Accounts receivable increased to $5.5 million at December 31, 2003 from $4.0 million at March 31, 2003. The increase is primarily due to current receivables for semi-annual maintenance contracts billed in the quarter ended December 31, 2003.

We believe that our cash and cash equivalent and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

FINANCING TRANSACTIONS

In June 2003, we sold various institutional investors ("June 2003 Institutional Investors") 5,275,000 shares of common stock at a per share price of $1.50 for an aggregate purchase price of $7.9 million. In connection with this financing, we paid Roth Capital Partners, LLC ("Roth Capital"), as placement agent, cash compensation of 8% of the proceeds and issued a warrant to purchase 527,500 shares of common stock at an exercise price of $1.65 per share, with a fair market value of $859,000. We also issued warrants to purchase 375,000 shares of common stock at an exercise price of $1.65, with a fair market value of $620,000, to certain holders of our 9% convertible debentures in order to obtain their requisite consents and waivers of rights they possessed to participate in the financing. Pursuant to a registration rights agreement, we filed a registration statement respecting the shares sold to the June 2003 Institutional Investors and common stock underlying the warrants issued in connection with this transaction. The registration statement was declared effective on September 26, 2003 by the SEC.

On November 7, 2003, we sold various institutional investors ("November 2003 Institutional Investors") 3,180,645 shares of common stock at a price of $1.55 per share for an aggregate purchase price of $4.9 million. In connection with this financing, we paid Roth Capital, as placement agent, compensation of $179,000 in cash and 115,226 shares of our common stock and issued a five-year warrant to purchase 282,065 shares of our common stock at an exercise price of $1.71 per share, with a fair market value of $388,000. Pursuant to a registration rights agreement, we filed a registration statement respecting to the shares sold to the November 2003 Institutional Investors and common stock underlying the warrant issued in connection with this transaction. This registration statement was declared effective on February 3, 2004.

INDEBTEDNESS

UNION BANK

Pursuant to the Discounted Loan Payoff Agreement dated March 31, 2003, we issued to Union Bank of California a $500,000 unsecured, non-interest bearing convertible note payable in either cash or shares of common stock, at our option. The maturity date would have been March 31, 2004. The bank assigned the right of this note to Roth Capital. In January 2004, we elected to repay this note by issuing to Roth Capital 239,739 shares of common stock at a price of $2.09 which was 80% of the average share closing price of our common stock for the ten trading day period immediately preceding payoff date.

NATIONAL AUSTRALIA BANK LIMITED

We decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. The sale was subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to an entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, we may be called upon to pay the deficiency under our guarantee to the bank. At June 30, 2002, we have accrued $187,000 as the maximum amount of our potential exposure. The receiver has also claimed that we are obligated to it for inter-company balances of $636,000, but we do not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by us to the Australian subsidiary offsetting the amount claimed to be due.

TOYS "R" US, INC.

In May 2002, Toys agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 common shares at $0.553 per share. The note was non-interest bearing, and the face amount was either convertible into shares of our stock valued at $0.553 per share or payable in cash at our option, at the end of the term. In November 2002, the Board decided that this note would be converted solely for equity and would not be repaid in cash. The note would have been due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the development agreement between us and Toys entered into at the same time. We did not have the right to prepay the convertible note before the due date.

In November 2003, we entered into an agreement with Toys to terminate the software development and services agreement. Pursuant to that agreement, the note was settled in full and the warrant was cancelled.


CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations, including purchase commitments at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                Payment due by period
                                                                ---------------------
                                                            Less than 1
Contractual Cash Obligations                      Total         year       1-3 years   3-5 years    Thereafter
----------------------------                      -----         ----       ---------   ---------    ----------
                                                                       (in thousands)
Operating leases                                 $ 1,850       $   958       $ 849        $ 43         $ --
Purchase obligations                               1,188         1,130         58           --           --
                                                 -------       -------       -----        ----         ----
     Total contractual cash obligations          $ 3,038       $ 2,088       $ 907        $ 43         $ --
                                                 =======       =======       =====        ====         ====

BUSINESS RISKS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN OUR FORM 10-K/A FOR THE YEAR ENDED MARCH 31, 2003 AND FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2003. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THOSE DESCRIBED BELOW, RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS COULD BE HARMED, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. SEE THE NOTE REGARDING FORWARD-LOOKING STATEMENTS INCLUDED AT THE BEGINNING OF ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THIS FORM 10-Q.

OUR SALES CYCLES ARE LONG AND PROSPECTS ARE UNCERTAIN. THIS MAKES IT DIFFICULT FOR US TO PREDICT REVENUES AND BUDGET EXPENSES.

The length of sales cycles in our business makes it difficult to evaluate the effectiveness of our sales strategies. Our sales cycles historically have ranged from three to twelve months, which has caused significant fluctuations in revenues from period to period. Due to our difficulties in completing new application software sales in recent periods and our refocused sales strategy, it is difficult to predict revenues and properly budget expenses.

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 74% of our total assets as of December 31, 2003. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline. Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 15% and 12% of our net sales were in the United Kingdom, in the nine months ended December 31, 2003 and 2002, respectively. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

WE HAVE CUSTOMERS REPRESENTING SIGNIFICANT AMOUNTS OF OUR BUSINESS.

Toys accounted for 9% and 31% of our net sales for the nine months ended December 31, 2003 and 2002, respectively. In November 2003, Toys terminated their software development and services agreement with us. QQQ Systems Ltd. ("QQQ Systems") accounted for 23% and 0% of our net sales for the nine months ended December 31, 2003 and 2002, respectively. The software license sale to QQQ Systems was a one-time transaction. We cannot provide any assurances that QQQ Systems or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

IF WE LOSE THE SERVICES OF ANY MEMBER OF OUR SENIOR MANAGEMENT OR KEY TECHNICAL AND SALES PERSONNEL, OR IF WE ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED.

We are heavily dependent on our Chairman and Chief Executive Officer, Harvey Braun, and our President and Chief Operating Officer, Steven Beck. We do not have any written employment agreements with Mr. Braun or Mr. Beck. We are also heavily dependent on our former Chairman, Barry Schechter, who remains a consultant to us. We do not have a written consulting agreement with Mr. Schechter. We also believe our future success will depend largely upon our ability to attract and retain highly-skilled software programmers, managers, and sales and marketing personnel. Competition for personnel is intense, particularly in international markets. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We compete against numerous companies, including larger, more established companies, for our personnel. We may not be successful in attracting or retaining skilled sales, technical and managerial personnel. The loss of key employees or our inability to attract and retain other qualified employees could negatively affect our financial performance and cause our stock price to decline.

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

The success of our customers is directly linked to economic conditions in the retail industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the retail industry may be consolidating, and it is uncertain how consolidation will affect the industry. The retail industry as a whole is currently experiencing increased competition and weakening economic conditions that could negatively impact the industry and our customers' ability to pay for our products and services. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition. Uncertain economic conditions and the specter of terrorist activities have adversely impacted sales of our software applications, and we believe mid-tier specialty retailers may be reluctant during the current economic climate to make the substantial infrastructure investment that generally accompanies the implementation of our software applications, which may adversely impact our business.

THERE MAY BE AN INCREASE IN CUSTOMER BANKRUPTCIES DUE TO WEAK ECONOMIC
CONDITIONS.

We have in the past and may in the future be impacted by customer bankruptcies. During weak economic conditions, such as those currently being experienced in many geographic regions around the world, there is an increased risk that certain of our customers will file bankruptcy. When our customers file bankruptcy, we may be required to forego collection of pre-petition amounts owed, and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as the specific circumstances of each bankruptcy, may severely limit our ability to collect pre-petition amounts, and may force us to disgorge payments made during the 90-day preference period. We also face risk from international customers who file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be less certain or harder to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, there can be no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

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

We may find it necessary to bring claims or initiate litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. These actions would likely be costly and divert management resources. These actions could also result in counterclaims challenging the validity of our proprietary rights or alleging infringement on our part. The ultimate outcome of any litigation will be difficult to predict.

OUR APPLICATIONS MAY BE SUBJECT TO CLAIMS THEY INFRINGE ON THE PROPRIETARY RIGHTS OF THIRD PARTIES, WHICH MAY EXPOSE US TO LITIGATION.

We may become subject to litigation involving patents or proprietary rights of third parties. Patent and proprietary rights litigation entails substantial legal and other costs, and we do not know if we will have the necessary financial resources to defend or prosecute our rights in connection with any such litigation. Responding to and defending claims related to our intellectual property rights, even ones without merit, can be time consuming and expensive and can divert management's attention from other business matters. In addition, these actions could cause application delivery delays or require us to enter into royalty or license agreements. Royalty or license agreements, if required, may not be available on terms acceptable to us, if they are available at all. Any or all of these outcomes could have a material adverse effect on our business, operating results and financial condition.

DEVELOPMENT AND MARKETING OF OUR OFFERINGS DEPENDS ON STRATEGIC RELATIONSHIPS WITH OTHER COMPANIES. OUR EXISTING STRATEGIC RELATIONSHIPS MAY NOT ENDURE AND MAY NOT DELIVER THE INTENDED BENEFITS, AND WE MAY NOT BE ABLE TO ENTER INTO FUTURE STRATEGIC RELATIONSHIPS.

Since we do not possess all of the technical and marketing resources necessary to develop and market our offerings to target markets, our business strategy substantially depends on our strategic relationships. While some of these relationships are governed by contracts, most are non-exclusive and all may be terminated on short notice by either party. If these relationships terminate or fail to deliver the intended benefits, our development and marketing efforts will be impaired and our revenues may decline. We may not be able to enter into new strategic relationships, which could put us at a disadvantage to those of our competitors, who do successfully exploit strategic relationships.

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

THE SAGE GROUP HAS THE RIGHT TO ACQUIRE A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, WHICH IF ACQUIRED BY THE SAGE GROUP, MAY ENABLE THE SAGE GROUP TO EXERCISE EFFECTIVE CONTROL OF US.

On November 14, 2003, the Sage Group acquired substantially all of the assets of Softline, including Softline's 141,000 shares of our Series A Convertible Preferred Stock, which are convertible into 18,700,185 shares of our common stock within 60 days of January 8, 2004 (the 18,700,185 shares consist of 18,478,789 shares issuable as of January 8, 2004 and 221,396 shares that will be issuable within 60 days of January 8, 2004 on account of accrued and unpaid dividends during that 60 day period), 8,923,915 shares of our common stock and options to purchase 71,812 shares of our common stock. The Sage Group beneficially owns approximately 41.7% of our outstanding common stock, including shares the Sage Group has the right to acquire upon conversion of its Series A Convertible Preferred Stock and exercise of its outstanding options. Although the Series A Convertible Preferred Stock is redeemable by us and 25,125,000 shares of common stock beneficially owned by the Sage Group are subject to an option held by Steven Beck, as trustee of a certain management group of the Company, if the Sage Group converts its Series A Convertible Preferred Stock, it may have effective control over all matters affecting us, including:

         o        The election of all of our directors;

         o The allocation of business opportunities that may be suitable for the Sage Group and us;

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

THE SAGE GROUP'S POTENTIAL INFLUENCE ON OUR COMPANY COULD MAKE IT DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, WHICH COULD DEPRESS OUR STOCK PRICE.

The Sage Group beneficially owns a significant percentage of our common stock. In addition, two of the current members of our board of directors are employed by a subsidiary of the Sage Group. The Sage Group's potential effective voting control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business or our stockholders. As a result, the Sage Group's potential effective control could reduce the price that investors may be willing to pay in the future for shares of our stock, or could prevent any party from attempting to acquire us at any price.

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

WE HAVE NEVER PAID A DIVIDEND ON OUR COMMON STOCK NOR DO WE INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

We have not previously paid any cash or other dividend on our common stock. We anticipate that we will use our earnings and cash flow for repayment of indebtedness, to support our operations, and for future growth, and we do not have any plans to pay dividends in the foreseeable future. Holders of our Series A Convertible Preferred Stock are entitled to dividends in preference and priority to common stockholders. Future equity financing(s) may further restrict our ability to pay dividends.

THE TERMS OF OUR PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. We issued 141,000 shares of Series A Convertible Preferred Stock in May 2002. Our board of directors may determine the terms of subsequent series of preferred stock without further action by our stockholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. We are actively seeking capital, and some of the arrangements we are considering may involve the issuance of preferred stock.

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

SHARES ISSUABLE UPON THE EXERCISE OF OPTIONS, WARRANTS, DEBENTURES AND CONVERTIBLE NOTES OR UNDER ANTI-DILUTION PROVISIONS IN CERTAIN AGREEMENTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future have exercise prices at below the market price of our stock. We currently have outstanding options and warrants for 14,548,183 shares. Of these options and warrants, as of February 5, 2004, 1,392,915 have exercise prices above the recent market price of $2.19 per share , and 13,155,268 have exercise prices at or below that recent market price. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

Our existing stock option plan currently has approximately 1,821,829 shares available for issuance as of February 5, 2004. Future options issued under the plan may have further dilutive effects.

Under a securities purchase agreement dated November 7, 2003 between the Company and various institutional investors, for a six-month period the Company is obligated to issue the investors additional shares of common stock, if the Company or any subsidiary or affiliate of the Company sells any of the Company's common stock for an aggregate purchase price of $1 million for a per share price that is less than 120% of the then current per share purchase price paid by such investors. The number of shares issued pursuant to the anti-dilution provision when aggregated with all prior issuances pursuant to the November 7, 2003 securities purchase agreement can not exceed 7,600,000 without stockholder approval.

Sales of shares issued pursuant to exercisable options, warrants, convertible notes or anti-dilution provisions could lead to subsequent sales of the shares in the public market, and could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.


WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE OUR OPERATIONS WITH PAGE DIGITAL OR RTI OR REALIZE ALL OF THE ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

On January 30, 2004, we acquired Page Digital (see "Acquisition of Page Digital" above). On January 6, 2004, we executed a Letter of Intent/Term Sheet pursuant to which we intend to acquire RTI, subject to securing financing, due diligence, the execution of a definitive agreement, the approval of the board of directors of the Company and the approvals of the board of directors and shareholders of RTI. These acquisitions involve integrating two companies that previously operated independently into Island Pacific. These integrations will be complex, costly and time-consuming processes. The difficulties of combining these companies' operations include, among other things:

         o Coordinating geographically disparate organizations, systems and facilities;

         o        Strain on management resources due to integration demands;

         o        Integrating personnel with diverse business backgrounds;

         o        Consolidating corporate and administrative functions;

         o        Coordinating product development;

         o        Coordinating sales and marketing functions;

         o        Retaining key employees; and

         o        Preserving relationships with key customers.


SATISFYING CLOSING CONDITIONS MAY DELAY OR PREVENT THE COMPLETION OF THE RTI TRANSACTION.

The closing of the RTI acquisition is conditioned, among other things, upon our securing financing, completion of due diligence, executing definitive agreements and securing the approval of the board of directors of Island Pacific and the approvals of the board of directors and the shareholders of RTI. Satisfying all these conditions is a complicated and time consuming process. We will have to dedicate significant financial and managerial resources to completing this transaction. It is possible that one of these conditions may become difficult or impossible to satisfy delaying or frustrating the consummation of the acquisition. There can be no assurance that the Company will be able to secure the necessary financing to complete the acquisition of RTI.


BUSINESS RISKS FACED BY PAGE DIGITAL COULD DISADVANTAGE OUR BUSINESS.

Page Digital is a developer of multi-channel commerce software and faces several business risks that could disadvantage our business if the proposed transaction is consummated. These risks include many of the risks that we face, described above, as well as:

         o LONG AND VARIABLE SALES CYCLES MAKE IT DIFFICULT TO PREDICT OPERATING RESULTS - Historically, the period between initial contact with a prospective customer and the licensing of Page Digital's products has ranged from one to twelve months. Page Digital's average sales cycle is currently three months. The licensing of Page Digital's products is often an enterprise wide decision by customers that involves a significant commitment of resources by Page Digital and its prospective customer. Customers generally consider a wide range of issues before committing to purchase Page Digital's products, including product benefits, cost and time of implementation, ability to operate with existing and future computer systems, ability to accommodate increased transaction volume and product reliability. As a part of the sales process, Page Digital spends a significant amount of resources informing prospective customers about the use and benefits of Page Digital products, which may not result in a sale, therefore increasing operating expenses. As a result of this sales cycle, Page Digital's revenues are unpredictable and could vary significantly from quarter to quarter causing our operating results to vary significantly from quarter to quarter.

         o DEFECTS IN PRODUCTS COULD DIMINISH DEMAND FOR PRODUCTS AND RESULT IN LOSS OF REVENUES - From time to time errors or defects may be found in Page Digital's existing, new or enhanced products, resulting in delays in shipping, loss of revenues or injury to Page Digital's reputation. Page Digital's customers use its products for business critical applications. Any defects, errors or other performance problems could result in damage to Page Digital's customers' businesses. These customers could seek significant compensation from Page Digital for any losses. Further, errors or defects in Page Digital's products may be caused by defects in third-party software incorporated into Page Digital products. If so, Page Digital may not be able to fix these defects without the assistance of the software providers.

         o FAILURE TO FORMALIZE AND MAINTAIN RELATIONSHIPS WITH SYSTEMS INTEGRATORS COULD REDUCE REVENUES AND HARM PAGE DIGITAL'S ABILITY TO IMPLEMENT PRODUCTS - A significant portion of Page Digital's sales are influenced by the recommendations of systems integrators, consulting firms and other third parties who assist with the implementation and maintenance of Page Digital's products. These third parties are under no obligation to recommend or support Page Digital's products. Failing to maintain strong relationships with these third parties could result in a shift by these third parties toward favoring competing products, which could negatively affect Page Digital's software license and service revenues.

         o PAGE DIGITAL'S PRODUCT MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, SO PAGE DIGITAL'S SUCCESS DEPENDS HEAVILY ON ITS ABILITY TO DEVELOP AND INTRODUCE NEW APPLICATIONS AND RELATED SERVICES - The retail software industry is characterized by rapid technological change, evolving standards and wide fluctuations in supply and demand. Page Digital must cost-effectively develop and introduce new applications and related services that keep pace with technological developments to compete. If Page Digital fails to gain market acceptance for its existing or new offerings or if Page Digital fails to introduce progressive new offerings in a timely or cost-effective manner, our financial performance may suffer.

         o FAILURE TO PROTECT PROPRIETARY RIGHTS OR INTELLECTUAL PROPERTY, OR INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST PAGE DIGITAL COULD RESULT IN PAGE DIGITAL LOSING VALUABLE ASSETS OR BECOMING SUBJECT TO COSTLY AND TIME-CONSUMING LITIGATION - Page Digital's success and ability to compete depend on its proprietary rights and intellectual property. Page Digital relies on trademark, trade secret and copyright laws to protect its proprietary rights and intellectual property. Page Digital also has one issued patent. Despite Page Digital's efforts to protect intellectual property, a third party could obtain access to Page Digital's software source code or other proprietary information without authorization, or could independently duplicate Page Digital's software. Page Digital may need to litigate to enforce intellectual property rights. If Page Digital is unable to protect its intellectual property it may lose a valuable asset. Further, third parties could claim Page Digital has infringed their intellectual property rights. Any claims, regardless of merit, could be costly and time-consuming to defend.

         o COMPETITION IN THE SOFTWARE MARKET IS INTENSE AND COULD REDUCE PAGE DIGITAL'S SALES OR PREVENT THEM FROM ACHIEVING PROFITABILITY - The market for Page Digital's products is intensely competitive and subject to rapid technological change. Competition is likely to result in price reductions, reduced gross margins and loss of Page Digital's market share, any one of which could reduce future revenues or earnings. Further, most of Page Digital's competitors are large companies with greater resources, broader customer relationships, greater name recognition and an international presence. As a result, Page Digital's competitors may be able to better respond to new and emerging technologies and customer demands.


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

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 31% and 12% of our total net sales were denominated in currencies other than the U.S. dollar for the three months ended December 31, 2003 and 2002, respectively. Approximately 15% and 12% of our total net sales were denominated in currencies other than the U.S. dollar for the nine months ended December 30, 2003 and 2002, respectively.

EQUITY PRICE RISK

We have no direct equity investments.


ITEM 4. - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date (the "Evaluation Date") within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and financial and accounting officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls, as such term is defined under Section 13 (b) of the Exchange Act, or to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as discussed in the footnotes to our interim financial statements (see
Note 14), we are not involved in any material legal proceedings, other than ordinary routine litigation proceedings incidental to our business, none of which are expected to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in existing or other matters may arise from time to time which may harm our business.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2003, we issued:

         o 100,000 shares of common stock to Cord Camera Centers, Inc. as part of the settlement costs valued at $300,000.
         o 3,180,645 shares of common stock to the November 2003 Institutional Investors in a private placement pursuant to a securities purchase agreement dated November 7, 2003.
         o 115,226 shares of common stock, valued at $179,000, and a five-year warrant to purchase 282,065 shares of our common stock at an exercise price of $1.71 per share, valued at $388,000, to Roth Capital as placement agent fee for the sale of 3,180,645 shares of our common stock.
         o 15,000 shares of common stock, valued at $26,000, to Richardson & Patel, LLP for legal services related to the acquisition of Page Digital, Inc.
         o 30,000 shares of common stock to a consultant firm for investor relation services rendered in the nine months ended December 31, 2003.
         o 37,294 shares of common stock upon exercise of options, which were granted outside of our incentive stock option plan, to consultants in prior periods.
         o Warrant to purchase an aggregate of 91,000 shares of common stock at exercise prices of $2.06 and $2.10 per share to a consulting firm for investor relation services rendered.

The foregoing securities were offered and sold without registration under the Securities Act of 1933 to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under such Act and Regulation D thereunder.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.  OTHER INFORMATION
         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

2.7 Agreement of Merger and Plan or Reorganization by and among Island Pacific, Inc., Page Digital Incorporated and IPI Acquisition, Inc. dated November 20, 2003, incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed November 24, 2003.

2.8 Deed of Appointment dated February 20, 200between the bank and the receivers of SVI Retail (Pty) Limited, incorporated by reference to exhibit 2.2 to the Company's 10-K filed July 16, 2002. Exhibits and schedules have been omitted pursuant to
                  Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

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

4.5 Settlement Agreement, Mutual Release and Covenant Not to Sue by and among the Company and Cord Camera Centers, Inc. dated September 30, 2003, incorporated by reference to exhibit 4.5 to the Company's Form S-1 filed on December 8, 2003.

4.6 Investors' Rights Agreement among SVI Holdings, Inc., Koyah Leverage Partners, L.P. and Koyah Partners, L.P. dated July 19, 2002, incorporated by reference to exhibit 10.25 to the Company Form S-1 filed on May 12, 2003.

10.1 Incentive Stock Option Plan, as amended April 1, 1998, incorporated by reference to exhibit 10.1 to the Company's 10-QSB for the quarter ended September 30, 1998.

10.2 1998 Incentive Stock Plan, as amended, incorporated by reference to exhibit 10.4 to the Company's 10-K for the fiscal year ended March 31, 2001.

10.3 Discounted Loan Payoff Agreement dated March 31, 2003 by and amoung Union Bank of California, N.A., SVI Solutions, Inc., SVI Retail, Inc., Sabica Ventures, Inc. and SVI Training Products, Inc., incorporated by reference to exhibit 10.3 to the Company's Form 8-K filed on April 15, 2003.

10.4 Unsecured Promissory Note dated March 31, 2003 in favor of Union Bank of California, N.A., incorporated by reference to exhibit 10.47 to the Company's Form S-1 filed on May 12, 2003.

10.5 Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated July 15, 2002, incorporated by reference to exhibit 10.11 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.6 First Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated December 5, 2002.Summary of loan transactions between the Company and World Wide Business Centres, incorporated by reference to exhibit 10.12 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.7 Second Amendment to Amendment Agreement between the Company,Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated March 14, 2003, incorporated by reference to exhibit 10.29 to the Company's Form S-1 filed on May 12, 2003.

10.8 Third Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated March 28, 2003, incorporated by reference to exhibit 10.30 to the Company's Form S-1 filed on May 12, 2003.

10.9 Fourth Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated April 3, 2003, incorporated by reference to exhibit 10.31 to the Company's Form S-1 filed on May 12, 2003.

10.10 Fifth Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., Raven Partners, L.P., Nigel Davey, and Brian Cathcart dated June 27, 2003 , incorporated by reference to exhibit 10.32 to the Company's Form S-3 filed on July 31, 2003.

10.11             Purchase Agreement between the Company and Toys "R" Us, Inc.
                  dated May 29, 2002, incorporated by reference to exhibit 10.14 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.12 Convertible Note in favor of Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.15 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.13 Warrant in favor of Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit 10.16 to the Company's Form 10-K for the fiscal year ended March 31, 2002.

10.14 Development Agreement between the Company and Toys "R" Us, Inc. dated May 29, 2002, incorporated by reference to exhibit
                  10.17 to the Company's Form 10-K for the fiscal year ended March 31, 2002. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.15 Warrant in favor of UNIONBANCAL EQUITIES, Inc. dated January 2, 2003, incorporated by reference to exhibit 10.4 to the Company's 10-Q filed on February 14, 2003.

10.16 Summary of loan transactions between the Company and World Wide Business Centres, incorporated by reference to exhibit
                  10.12 to the Company's 10-K filed on July 16, 2002.

10.17 Option Agreement between Softline Limited and Steven Beck, as trustee of a certain management group of Island Pacific, Inc.

31.1              Rules 13a-14 and 15d-14 certification from Principal Executive
                  Officer.

31.2 Rules 13a-14 and 15d-14 certification from Principal Financial and Accounting Officer

32.1              Section 1350 Certification of Principal Executive Officer.

32.2              Section 1350 Certification of Chief Executive Officer.


(b) REPORTS ON FORM 8-K

On November 12, 2003, we filed a Form 8-K disclosing as Item 5 the sale of 3,180,645 shares of our common stock to a group of institutional investors.

On November 24, 2003, we filed a Form 8-K disclosing as Item 5 the execution of an Agreement of Merger and Plan of Reorganization pursuant to which we will acquire Page Digital.

On December 2, 2003, we filed a Form 8-K disclosing as Item 1 the acquisition by the Sage Group plc of Sofltine Limited's 141,000 shares of our Series A Convertible Preferred Stock, 8,923,915 shares of our common stock and 71,812 shares of our common stock issuable on the exercise of options.

On February 4, 2004, we filed a Form 8-K disclosing as Item 5 the completion of the acquisition of Page Digital Incorporated.





                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Island Pacific, Inc.
                                    Registrant

                                    /S/ Ran Furman
                                    -----------------------
Date: February 13, 2004             Ran Furman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    Signing on behalf of the registrant