Form 10-K
period 2004-03-31
ISLAND PACIFIC INC
filed 2004-06-29
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004
                                              --------------

         [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission file number 0-23049
                       -------

                              ISLAND PACIFIC, INC.
                              --------------------

                     (FORMERLY KNOWN AS SVI SOLUTIONS, INC.)
                     ---------------------------------------
             (Exact Name of Registrant as specified in its charter)

                 DELAWARE                                 33-0896617
--------------------------------------------  ----------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)               Identification Number)

19800 MACARTHUR BLVD, SUITE 1200, IRVINE, CA                92612
--------------------------------------------  ----------------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (949) 476-2212
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

Yes [ ]  No [X]

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates, based on the closing sale price of the registrant's common stock on September 30 2003 as reported on the American Stock Exchange, was approximately $65.5 million. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock.

The number of shares outstanding of the registrant's Common Stock was 53,974,532 on June 1, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                                                   TABLE OF CONTENTS
PART I
         Item 1.  Business............................................................................................2
         Item 2.  Properties.........................................................................................14
         Item 3.  Legal Proceedings..................................................................................14
         Item 4.  Submission of Matters to a Vote of Security Holders................................................15

PART II
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..............................15
         Item 6.  Selected Financial Data............................................................................17
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............18
                  Business Risks.....................................................................................33
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........................................43
         Item 8.  Financial Statements and Supplementary Data........................................................44
         Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures..............44
         Item 9A. Controls and Procedures............................................................................44

PART III
         Item 10. Directors and Executive Officers of the Registrant.................................................44
         Item 11. Executive Compensation.............................................................................48
         Item 12. Security Ownership of Certain Beneficial Owners and Management.....................................51
         Item 13. Certain Relationship and Related Transactions......................................................54
         Item 14. Principal Accountant Fees and Services.............................................................57

PART IV
         Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................58
                  Signatures.........................................................................................64
                  Certifications.....................................................................................

INTRODUCTORY NOTE

         THE ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND THE COMPANY INTENDS THAT CERTAIN MATTER DISCUSSED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBOR FROM LIABILITY ESTABLISHED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED BY THE CONTEXT OF THE STATEMENT WHICH MAY INCLUDE WORDS SUCH AS THE COMPANY ("ISLAND PACIFIC", "IPI", "WE" OR "US") "BELIEVES", "ANTICIPATES", "EXPECTS", "FORECASTS", "ESTIMATES" OR OTHER WORDS SIMILAR MEANING AND CONTEXT. SIMILARLY, STATEMENTS THAT DESCRIBE FUTURE PLANS, OBJECTIVES, OUTLOOKS, TARGETS, MODELS, OR GOALS ARE ALSO DEEMED FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORECASTED OR ANTICIPATED AS OF THE DATE OF THIS REPORT. CERTAIN OF SUCH RISKS AND UNCERTAINTIES ARE DESCRIBED IN CLOSE PROXIMITY TO SUCH STATEMENTS AND ELSEWHERE IN THIS REPORT, INCLUDING ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." STAKEHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS OR CONSTRUE SUCH STATEMENTS TO BE A REPRESENTATION BY US THAT OUR OBJECTIVES OR PLANS WILL BE ACHIEVED. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE ONLY AS OF THE DATE OF THIS REPORT, AND WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

ITEM 1.  BUSINESS

GENERAL

         We are a provider of software solutions and services to the retail industry. We provide solutions that help retailers understand, create, manage and fulfill consumer demand. The Company is organized in three strategic business units - Retail Management Solutions, Store Solutions and Multi-channel Retail Solutions.

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

ISLAND PACIFIC

         Historically, retailers have relied upon custom-built systems, often self-developed, to manage business processes and business information with both trading partners and customers. These legacy systems are typically built on 1960s business models and 1970s technology. They are not Internet-enabled, and do not permit collaboration among a retailer's customers, partners, suppliers and other members of the supply/demand chain. Moreover, they reflect the thinking of a seller's market.

         Over the past few years, retailers have begun to purchase packaged solutions designed specifically for the retail industry. Most of these systems are very expensive to license, and very expensive, time-consuming and difficult to implement. They have been primarily positioned to the largest companies, who have enormous amounts of managerial, technical and financial resources at their disposal - organizations for which distraction and mistakes are affordable.

         These solutions ignore the needs of the small to medium sized retailers, who have many of the same needs and face many of the same challenges as do the larger retailers, but lack the managerial, financial and technological capacity of the larger retailers.

         Our solutions serve the small to medium sized market.

         All retailers today face the challenge of operating in a very competitive environment, an environment that can be best described as over-stored and over-homogenized -- an environment in which power has shifted from the seller to the buyer.

         As retailers expand their businesses to include the Internet, catalog, kiosk and other distribution channels, the complexity of managing inventory and meeting customer demands places tremendous pressure on their business processes and their technology infrastructure.

         To meet an ever more mobile and demanding consumer's expectations, retailers need to deliver on the customer's terms. This means having the right product, at the right time and in the right place across multi-channel touch points. To do this, retailers need valuable consumer insights, intelligence on external factors that shape consumer response such as how the weather, the economy and changing consumer attitudes will affect future buying patterns. This intelligence, augmented by powerful communications, comprehensive loss prevention, strong forecasting, planning, assortment planning, allocation, event planning, replenishment and merchandising functions are critical to profitably achieve this goal. These represent the content of our product offering.

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

         Key areas, which differentiate our software solutions, include:

         o VALUE - Our integrated and modular architecture helps retailers meet return on investment objectives by allowing them to implement the most critical and valuable applications first. This modular architecture decreases migration path risk for the replacement of legacy systems and increases the probability of an on-time, on-budget implementation project.

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

         o BECOME THE PREFERRED APPLICATION AND TECHNOLOGY ARCHITECTURE FOR THE SMALL TO MEDIUM SIZED RETAILERS GLOBALLY. By leveraging our 25 years of success, we believe we are uniquely positioned to become the preferred application and technology architecture provider for retail software and associated services to this market.

         o FULFILL THE MULTI-CHANNEL REQUIREMENTS OF RETAILERS. Through the acquisition of Page Digital, we believe we will be able to address the expanding needs of retailers to cohesively manage their varied channels of distribution.

RECENT DEVELOPMENTS

OPERATIONAL IMPROVEMENTS

         In recent periods, we have taken a number of steps designed to improve our balance sheet and operations, including:

         o Purchased complementary businesses, with substantial revenues and earnings potential.

         o Revamped our management team by adding a new President and COO and CTO with longstanding industry experience, as well as a new CFO.

         o Recapitalized our balance sheet, eliminating substantial debt and raising new equity in its place.

         o Improved our IBM-based core products through continuing internal research and development.

         o Obtained the rights to distribute complementary products, including a new easy-to-install and easy-to-use, open-architecture software system for very small retailers, which we will introduce in 2004.

         o Established partnerships with several value added resellers to provide a variety of options and product extensions.

         o Improved our distribution capabilities by adding new third party channels, such as IBM and IBM's resellers, and professional service firms such as CGI and LakeWest.

We believe that these actions have positioned us for a return to sustained revenue growth and profitability.

ACQUISITION OF PAGE DIGITAL

         As part of our strategy to meet the expanding needs of multi-channel retailers, on January 30, 2004, we acquired Page Digital Incorporated ("Page Digital" through a merger transaction for total consideration of $7.0 million, consisting of $2.0 million in cash and 2,500,000 shares of our common shares valued at $2.00 per share. Page Digital develops multi-channel commerce software solutions and has a suite of direct commerce applications that complete the multi-channel retail distribution and customer service chain for Internet, telephone, brick and mortar, catalog and other direct commerce channels. Our acquisition of Page Digital will continue to enhance our ability to provide our combined customer bases with e-commerce, customer relationship management and catalog management solutions. In connection with the Page Digital acquisition, we added approximately 40 employees. Page Digital had total assets of $2.1 million as of October 31, 2003 and generated annual revenues of $5.3 million in the fiscal year ended October 31, 2003.

         The legitimization of business to business and business to consumer direct commerce (Internet, brick-and-mortar, catalog, and other) has rapidly created a substantial market for the Page Digital suite of direct commerce applications. According to the United States Department of Commerce, the market for multi-channel direct commerce applications was just $15 billion in 1999, grew to $27.3 billion in 2000, grew to $32.6 billion in 2001, and it is growing at a rate 2.5 times greater than traditional retailing (Source: Internet Retailer, April 2002). The acquisition of Page Digital will enable us to continue to provide our customers with Page Digital's e-commerce, customer relations management, and Catalog Management solutions. We expect to further integrate these solutions into our offerings to enable customers to complete the multi-channel retail distribution and customer service chain. In addition, the acquisition will also allow us to offer Page Digital's customers the IP

Merchandising solution, as well as Point of Sale, Loss Prevention, and IP's other alliance solutions.

ACQUISITION OF RTI

         Pursuant to an agreement dated June 1, 2004, we acquired Retail Technologies International, Inc. ("RTI") from Michael Tomczak, Jeffrey Boone and Intuit Inc. ("Intuit") in a merger transaction. On March 12, 2004, we, RTI, IPI Merger Sub, Inc., ("Merger Sub") and Michael Tomczak and Jeffrey Boone (the "Shareholders") entered the initial Agreement of Merger and Plan of Reorganization (the "March 12, 2004 Merger Agreement") which provided we would acquire RTI in a merger transaction in which RTI would merge with and into Merger Sub. The merger consideration contemplated by the March 12, 2004 Merger Agreement was a combination of cash and shares of our common stock. The March 12, 2004 Merger Agreement was amended by the Amended and Restated Agreement of Merger and Plan of Reorganization, dated June 1, 2004, by and between us, RTI, Merger Sub, IPI Merger Sub II, Inc. ("Merger Sub II") and the Shareholders (the "Amended Merger Agreement").

         Pursuant to the Amended Merger Agreement, the Merger (as defined below) was completed with the following terms: (i) we assumed RTI's obligations under those certain promissory notes issued by RTI on December 20, 2002 with an aggregate principal balance of $2.3 million; (ii) the total consideration paid at the closing of the Merger was $10.0 million paid in shares of our common stock and newly designated Series B convertible preferred stock ("Series B Preferred") and promissory notes; (iii) the Shareholders and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to the registration rights agreement dated June 1, 2004 between us, the Shareholders and Intuit (the "Registration Rights Agreement"); and (iv) the merger consisted of two steps (the "Merger"), first, Merger Sub merged with and into RTI, Merger Sub's separate corporate existence ceased and RTI continued as the surviving corporation (the "Reverse Merger"), immediately thereafter, RTI merged with and into Merger Sub II, RTI's separate corporate existence ceased and Merger Sub II continued as the surviving corporation (the "Second-Step Merger").

         As a result of the Merger, each Shareholder received 1,258,616 shares of Series B Preferred and a promissory note payable monthly over two years in the principal amount of $1,295,000 bearing interest at 6.5% per annum. As a result of the Merger, Intuit, the holder of all of the outstanding shares of RTI's Series A Preferred stock, received 1,546,733 shares of our common stock and a promissory note payable monthly over two years in the principal amount of $530,700 bearing interest at 6.5% per annum.

         The Shareholders and Intuit were also granted registration rights. Under the Registration Rights Agreement, we agreed to register the common stock issuable upon conversion of the Series B Preferred issued to the Shareholders within 30 days of the automatic conversion of the Series B Preferred into common stock. The automatic conversion will occur upon us filing an amendment to our certificate of incorporation with the Delaware Secretary of State increasing the authorized number of shares of our common stock ("Certificate of Amendment") after securing shareholder approval for the Certificate of Amendment. Under the Registration Rights Agreement, Intuit is entitled to demand registration or to have its shares included on any registration statement filed prior the registration statement covering the Shareholders' shares, subject to certain conditions and limitations, or if not previously registered to have its shares included on the registration statement registering the Shareholders' shares. The Shareholders and Intuit are entitled to price protection payments of up to a maximum of $0.23 per share payable by promissory note, if and to the extent that the average closing price of our common stock for the 10 days immediately preceding the date the registration statement covering their shares is declared effective by the Securities and Exchange Commission, is less than the 10 day average closing price as of June 1, 2004, which was $0.76.

         Pursuant to the Amended Merger Agreement, The Sage Group, plc as well as certain officers and directors signed voting agreements that provide they will not dispose of or transfer their shares of our capital stock and that they will vote their shares of our capital stock in favor of the Certificate of Amendment and the Amended Merger Agreement and transactions contemplated therein.

         Upon the consummation of the Merger, Michael Tomczak, RTI's former President and Chief Executive Officer, was appointed our President, Chief Operating Officer and director and Jeffrey Boone, RTI's former Chief Technology Officer, was appointed our Chief Technology Officer. We entered into two-year employment agreements and non-competition agreements with Mr. Tomczak and Mr. Boone.

         The combination of Island Pacific, RTI and Page Digital, will enable us to offer a fully integrated solution to mid-tier retailers that will be unique in the marketplace. As a result of this transaction, smaller retailers will now be able to cost-effectively acquire a solution that provides both front and back-end support. The combination instantly expands our products, services offerings and distribution channels.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

         We currently structure our operations into three strategic business units. The business units are retail management solutions, store solutions and multi-channel retail solutions. Our operations are conducted principally in the United States and the United Kingdom. In addition, we manage long-lived assets by geographic region. The business units are as follows:

         o RETAIL MANAGEMENT SOLUTIONS ("RETAIL MANAGEMENT") - offers a suite of applications, which builds on our long history in retail software design and development. We provide our customers with extremely reliable, widely deployed, comprehensive and fully integrated retail management solutions. Retail Management Solutions includes merchandise management that optimizes workflow and provides the highest level of data integrity. This module supports all operational areas of the supply chain including planning, open-to-buy purchase order management, forecasting, warehouse and store receiving distribution, transfers, price management, performance analysis and physical inventory. In addition, Retail Management Solutions includes a comprehensive set of tools for analysis and planning, replenishment and forecasting, event and promotion management, warehouse, ticketing, financials and sales audit. Through collaborations with strategic partners, Retail Management offers tools for loss prevention, communication with stores and vendors, integration needs, purchase and allocation decisions, analysis of weather impact, control and management of business processes, consumer research, tracking consumer shopping patterns, forecasting and replenishment, and analyzing store people productivity.

         o STORE SOLUTIONS - offers a suite of applications that builds on our long history of providing multi-platform, client server in-store solutions. We market this set of applications under the name "OnePointe," which is a feature-rich application created with the specialty retailer in mind. More than 15 years of development has resulted in a solution with a high degree of fit and value out of the box. Additionally, the software was designed for easy customization, enabling our development team to quickly develop solutions to meet retailers' specific point-of-sale ("POS")and in-store processor (server) requirements.

                  In connection with our acquisition of RTI, Store Solutions also offers POS application under the name "Retail Pro(R)" which provides a total solution for small to mid-tier retailers worldwide. Today, Retail Pro(R) is used by approximately 9,000 businesses in over 24,000 stores in 63 countries. The product is translated into fourteen languages making it one of the few quality choices for the global retailer. At its core, Retail Pro(R) is a high performance, 32-bit Windows application offering point-of-sale, inventory control and customer relations management. Running on WindowsNT, Windows2000, Windows XP Professional and Windows.Net platforms, Retail Pro(R) combines a fully user-definable graphical interface with support for a variety of input devices (from keyboard to touch screen). Its Retail Business Analytics module includes an embedded Oracle(r) 9i database. Retail Pro(R) is fast and easy to implement. The software has been developed to be very flexible and adaptable to the way a retailer runs its business.

         o MULTI-CHANNEL RETAIL SOLUTIONS ("MULTI-CHANNEL RETAIL") - Page Digital designs its application to specifically address direct commerce business processes, which primarily relate to interactions with the end-user. Having developed its software out of necessity to manage its own former direct commerce operation, Page Digital has been extremely attentive to functionality, usability and scalability. Its software components include applications for customer relations management, order management, call centers, fulfillment, data mining and financial management. Specific activities like partial ship orders, payments with multiple tenders, back order notification, returns processing and continuum marketing represent just a few of the more than 1,000 parameterized direct commerce activities that have been built into its "Synaro"(TM)applications. Page Digital makes these components and its interfacing technology available to customers, systems integrators and independent software developers who may modify them to meet their specific needs. This growing base of inherited functionality continues to improve the market relevance of its products.

For further financial information about our business segments and geographic areas see our Financial Statements section and "Notes to Consolidated Financial Statements for the Year Ended March 31, 2004 - Note 15" thereunder.

PRODUCTS

         We develop, partner and sell business intelligence and software solutions that support virtually all of the operational activities of a typical retailer. Our business intelligence is critical to sound strategy and execution. Our software solutions create value by applying innovative technology that helps our customers efficiently and effectively understand, create, manage and fulfill consumer demand. Our products can be deployed individually to meet specific business needs, or as part of a fully integrated, end-to-end solution.

         Our solution set consists of the following components:

         THE RETAIL MANAGEMENT SOLUTIONS are a combination of collaborations with partner companies and solutions developed internally by us. They are all completely integrated. Our offerings include:

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

                  o IP ASSORTMENT PLANNING: enables retailers to arrive at a well-researched and sound buying decisions - yielding merchandise assortments that meet local consumer demand, minimize inventory investment, accelerate sales, reduce inter-store transfers and reduce markdowns.

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

         o IP STORE PEOPLE PRODUCTIVITY: application helps retailers analyze the productivity of stores, people and items, and transaction level sales productivity.

         At the foundation of our application suite are the integrated modules that comprise our core-merchandising solution. They are as follows:

         1.       Merchandising Management
                  ------------------------

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

         2.       The Eye(TM) Analysis and Planning
                  ---------------------------------

                  o The Eye(TM), our datamart is a comprehensive analysis and planning tool that provides answers to retailers' merchandising questions. The specific "who, what, where, when and why" are defined in a multi-dimensional format. The Eye is completely integrated to IP Core Merchandising.

                  o This application enables retailers to develop completely user-defined inquiries and reports. The capacity of The Eye to store, manipulate, and present information is limited only by a retailer's imagination.

         3.       Replenishment and Forecasting
                  -----------------------------

                  o The Island Pacific Replenishment module is a tool that ensures retailers will have the right merchandise in the right stores at the right time by dynamically forecasting accurate merchandise need, reducing lost sales, increasing stock turn, and reducing cost of sales.

         4.       Promotions and Events
                  ---------------------

                  o The Island Pacific Event and Promotion Management tool enables retailers to manage, plan and track all promotional and event related activities including price management, in-store display, deal, and media related promotions. The promotions addressed through this module can include non-price promotions as well. The analysis includes actual to plan comparisons prior to, during and after the event.

         5.       Warehouse
                  ---------

                  o The Island Pacific Warehouse module provides enhanced control and visibility of product movement through the warehouse. Item, quantity and bin integrity is ensured through directed put away, task confirmation, RF procedures, automated cycle counts and carton control.

         6.       Ticketing
                  ---------

                  o The Island Pacific Ticketing module supports both merchandise and warehouse location identification utilizing multiple printers and bar codes. User-configured tickets may include desired product characteristics, including but not limited to retail price, compare at pricing, item, style, color and size information.

         7.       Financials
                  ----------

                  o The Island Pacific Financials module incorporates a General Ledger that is synchronized with the Merchandising Stock Ledger.

                  o This module also includes a robust Accounts Payable application, which supports 3-way automated matching of invoices, receipts, and purchase orders that streamline workflow to optimize operations.

         8.       Sales Audit
                  -----------

                  o This module is an integrated conduit between Point-of-Sale applications and the Island Pacific Host System, which manages the upload- and download-processes. The upload process manages all transactional information that occurs at the store such as Sales, Customer Returns, Physical Inventory, Transfers, Acknowledgements, Purchase Order Drop Ship Receipts, Layaway, and Special Order. The Download process manages all Store pricing including Price Look Up, Promotional pricing, Deal pricing, Event pricing, Price Changes, Markdowns, On Order to Stores, In-transit, Current Inventory, Company definitions (Hierarchy, Constants, Vendors, Stores)

                  o This application is flexible relative to POS requirements, while featuring full integration to IP POS product, OnePointe.

         THE STORE SOLUTIONS offers applications under the names "OnePointe," and "Retail Pro(R)."

         "OnePointe" is a complete application providing all point-of-sale and in-store processor (server) features along with multi-channel capability (peer-to-peer) for traditional "brick and mortar" retail operations. The features are as follows:

         o POS Terminal is a robust, easy to use system. Some of key features are transaction processing, merchandise recording, handling tendering, handling exceptions and administrative functions

         o In-Store Processor houses the back-office functions and allows central management of the store and POS system. This is a full-featured, easy-to-use application. Functions supported by the system include modifiable parameters, reports, store operations, back office operations and maintenance functions.

         o For Multi-Channel capability, "OnePointe" utilizes advanced communications technology that provides connectivity between different retail touch points in real time, allowing any devise on the network, via LAN, WAN, internet or intranet, the ability to access another at any time.

         Retail Pro(R) is a leading point-of-sale and inventory management software used by specialty retailers worldwide. The following is brief description of some of the functionality of Retail Pro(R):

POINT OF SALE
-------------
CASH DRAWER AND RECEIPT    Data is captured for analysis and inventory is
FUNCTIONS                  updated in real time. Drives all required hardware at
                           point of sale.

INTEGRATED CREDIT CARD     Supports authorization and processing of all major
PROCESSING                 payment types including credit, debit and gift cards.

CUSTOMER DATA              Customer name and address information is entered at
                           point of sale where buying history can be viewed.
                           Purchase history can aid in controlling merchandise returns and discounts.

LAYAWAYS AND SPECIAL       Layaways are tracked and special orders can be
ORDERS                     created for out-of-stock merchandise or custom item.

ITEM QUANTITY AND PRICE    Retail Pro(R) allows an instant view of whether an
LOOKUP                     item is in stock at any location and of correct
                           price.

POS SUMMARY REPORTS        Daily x/z out report provides summary of each day's
                           activity for each clerk and store and reconciles the cash drawer.

INVENTORY CONTROL
-----------------
STOCK ON HAND, IN          Inventory information can be sorted in variety of
TRANSIT, ON ORDER          ways and viewed in a matrix based on user-defined
                           filters. This information can be viewed either in a report or while generating a purchase order or other activity.

PURCHASE ORDERS,           Purchase orders can be created and are integrated
RECEIVING AND TICKETING    with data from the inventory files. Merchandise may
                           be received against the purchase order and returns can be generated. Bar codes for the merchandise can be generated based on receiving information.

PRICING AND MARKDOWNS      Retail Pro(R) displays margin % by item number to aid
                           in determining price. Alternate pricing levels can be set up for employees, preferred customers and wholesale accounts.

MULTI-STORE DISTRIBUTION   Retail Pro(R) will automatically inform all the
AND TRANSFERS              sending and receiving stores as part of the daily
                           polling process. By comparing days of supply the system can recommend transfers to optimize sales.

PRE-SET AND USER DEFINED   Retail Pro(R) comes with a variety of pre-designed
REPORTS                    reports for any store or group of stores and a
                           built-in report designer. Retail Pro(R) also allows for a retailer to set preferences as to how it will view reports.

PHYSICAL INVENTORY         Physical inventories can be taken with a portable
                           terminal or PDA to promote accuracy and speed.

CUSTOMER FUNCTIONS
------------------
CUSTOMER LISTS AND         Information by customer such as total amount spent,
MAILINGS                   time since last visit, size, birthday, etc. can be
                           sorted and viewed. In a multi-store operation, names can be distributed to all stores so each customer can be recognized

PREFERRED CUSTOMER         Retail Pro(R) allows pricing to be based on a
PRICING                    customers level. It can also plan for a predetermined
                           markdown schedule for preferred customers.

GIFT REGISTRY              The system will keep track of a list of items that
                           someone would like other people to buy for them and keep track of those items already purchased.

The MULTI-CHANNEL RETAIL SOLUTIONS offered through our SYNARO(R) products were designed for plug-and-play use to allow companies to rapidly capitalize on direct commerce opportunities, both through the Internet as well as through call centers and catalogs that augment Web-based components or as a complete integrated solution. The table below provides a brief description of the associated benefits of each of SYNARO(R) products.

                         SYNARO(R) PRODUCT DESCRIPTIONS
--------------------------------------------------------------------------------
PRODUCT             DESCRIPTION
-------             -----------

INTEGRATOR          A powerful middleware processor that seamlessly integrates disparate front- and back-end business systems to allow for the creation of best-of-breed solutions. Integrator is specially tuned to provide real-time integration for high volume and high performance requirements. SYNARO(R) components are tightly integrated out-of-the-box for rapid deployment of best practice functionality.

ERM A platform to manage communications between a company and its customers across all mediums, which utilizes segmentation, list management, campaign management and forecasting functions that can be applied to both interactive and traditional channels. ERM provides a graphical user interface that allows our customers to configure screens and keystrokes to accommodate their specific requirements. It includes features such as multi-channel order entry, e-mail management and response, closed loop workflow and real-time communications with customers to name a few.

WEBSTORE A real-time, online front-end for manufacturers, retailers, wholesalers, direct marketers and other businesses who seek to facilitate sales transactions over the Internet. WebStore comes with preset templates, a shopping cart metaphor, SSL security, search engine and databases for configuring the site to handle product information, special selling situations, etc. It is compatible with multiple web servers such as BEA's WebLogic, IBM's WebSphere, and Sun's iPlanet.

ORDER MANAGEMENT    A multi-faceted component application, which ensures proper accounting for orders e.g. back order, customer hold, hold until complete, date sensitive orders, continuity orders, etc.; exceptions are brought to management's attention; and orders can be processed and verified from any Web application. It includes a comprehensive Call Center capability including Computer Telephony Integration and customer relations management.

ORDER FULFILLMENT   A comprehensive application that monitors and controls all fulfillment parameters including specifications, replenishment orders, continuity programs, drop ship orders, ship complete orders, gift orders, backorders and shipping and handling orders.

MARKETING           Controls offer and promotion set-up, which includes customer list segmentation, campaign management including targeted e-mail capability, item selection and placement and pricing.
                    Targeted marketing promotions and offers provide the opportunity to improve margins and accelerate return on investment.

PRODUCT             Controls inventory management issues such as item type and
MANAGEMENT          attributes. Multiple item types such as configured, kits,
                    gift certificates, serialized, drop ship, special order, and club membership allow for significant flexibility.

WAREHOUSE           Provides pick ticket processing, cycle count physical
MANAGEMENT          inventory, bin location control, cross docking and location maintenance.

WORK FLOW           Provides for closed loop issues management and future chain
MANAGEMENT          of events processing of marketing campaigns.

DATA ANALYSIS       A report writer and query tool for mining, visualizing and analyzing data that supports Business Objects, Crystal
                    Reports, FOCUS and any ORACLE SQL-compliant DB.

FORECASTING         The Oracle-based Forecasting application allows for flexible inventory and merchandise forecasting that enables direct commerce companies to increase turns and reduce back orders.

FINANCIALS          A product suite that includes all financial components
                    necessary to run a business, including real-time or batch credit card processing, accounts receivable and accounts payable management and general ledger operations.

         Our PROFESSIONAL SERVICES provide our customers with expert retail business consulting, project management, implementation, application training, technical and documentation services. This product offering ensures that our customers' technology selection and implementation projects are planned and implemented timely and effectively. We also provide development services to customize our applications to meet specific requirements of our customers and ongoing support and maintenance services.

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

         Our executive offices are located at 19800 MacArthur Boulevard, Suite 1200, Irvine, California 92612, telephone number (949) 476-2212.

MARKETS AND CUSTOMERS

         Our software is installed in over 200 retailers. With the acquisition of Page Digital in January 2004 and Retail Technologies, Inc. in June 2004, our software is installed in over 9,000 retailers worldwide. Our applications are used by the full spectrum of retailers including specialty goods sellers, mass merchants and department stores. Most of our U.S. customers are in the Tier 1 to Tier 3 retail market sectors.

         A sample of some of our active customers is listed below:
         Nike                        Limited Brands            American Eagle Outfitters        Disney
         Phillips-Van Heusen         Signet (UK)               Shoefayre (UK)                   Pacific Sunwear
         Timberland                  Vodaphone (UK)            Academy Sports                   Michaels' Stores
         IBM                         Lands' End                Hershey Foods                    Mason Shoe Company
         A&E Television Network      Turner Broadcasting       Betsey Johnson                   The Luggage Center
         IKEA                        Play it Again Sports      Patagonia                        Squaw Valley Ski Resort
         SafeCo Field                The Body Shop             Staples Center                   Gucci Group
         Swarovsky                   Louis Vuitton Fashion Group

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

         We distribute our Retail Pro(R) products in North America, South America, Europe, Asia, Australia, and Africa via a network of value-added resellers (VARs). In general, each VAR is responsible for a particular geographical region. Currently, RTI has 27 VARs in North America, 7 in South America, 19 in Europe and the Middle East, 11 in Asia, 2 in Australia/New Zealand and 1 in Africa. These resellers are trained and certified on Retail Pro(R) and provide users with technical expertise, and a localized and translated product.

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

         The largest of our competitors offering end-to-end retail solutions is JDA Software Group, Inc. Other suppliers offer one or more of the components of our solutions. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry. For enterprise solutions, our competitors include Retek Inc., SAP AG, nsb Retail Systems PLC, Essentus, Inc., GERS, Inc., Marketmax, Inc., Micro Strategies Incorporated and Evant, Inc., formerly NONSTOP Solutions. For Store Solutions, our competitors include Datavantage, Inc., CRS Business Computers, NSB Retail Systems PLC, Triversity, ICL, NCR and IBM. Our Direct applications compete with Smith Gardner & Associates, Inc., and CommercialWare, Inc. Our primary competitors in the multi-channel retail market include Ecometry, CommercialWare and Sigma-Micro. RTI's primary competitors include Celerant Technology Corp., 360 Commerce, CRS Business Computers, NSB Retail Systems PLC, Micro Strategies Incorporated, Retek, Inc. and JDA Software Group, Inc. Our professional services offerings compete with the professional service groups of our competitors, major consulting firms associated or formerly associated with the "Big 4" accounting firms, as well as locally based service providers in many of the territories in which we do business. Our strategic partners, including IBM, NCR and Fujitsu, represent potential competitors as well.

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

         Many of our current and potential competitors are more established, benefit from greater name recognition, have greater financial, technical, production and/or marketing resources, and have larger distribution networks, any or all of which could give them a competitive advantage over us. Moreover, our current financial condition has placed us at a competitive disadvantage to many of our larger competitors, as we are required to provide assurance to customers that we have the financial ability to support the products we sell. We believe strongly that we provide and will continue to provide excellent support to our customers, as demonstrated by the continuing upgrade purchases by our top-tier established customer base.

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

         Our application Retail Pro(R) is licensed from a third party. On December 6, 2002, RTI sold certain intellectual property for $7,500,000 to the third party. In connection with the sale, RTI also sold certain property and equipment for proceeds of $44,000 and 1,445,000 shares of series A preferred stock at $0.346 per share, for $500,000 respectively. RTI recognized a total gain of $7.5 million on the sale of the intellectual property and property and equipment due to the tangible assets being fully depreciated as of the date of sale. The third party also entered into employment agreements with several of RTI's employees and a covenant not-to-compete with one of the original stockholders. Under a license agreement, the third party granted back to RTI the right to sell various products and licenses. Under the terms of the license agreement, RTI is obligated to pay royalties equal to 75% of the sales made to certain customers. The terms of the license agreement vary depending on the product with the minimum term being approximately three years. Any termination of, or disruption in this license could have a material adverse affect on RTI's business.

EMPLOYEES

         As of June 4, 2004, following the acquisition of RTI, we had a total of 224 employees, 208 of which were based in the United States. Of the total, 14% were engaged in sales and marketing, 45% were engaged in application technology development projects, 24% were engaged in professional services, and 17% were in general and administrative. We believe our relations with our employees overall are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

         We file registration statements, periodic and current reports, proxy statements and other materials with the Securities and Exchange Commission. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at WWW.SEC.GOV that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

         Our Internet address is WWW.ISLANDPACIFIC.COM. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 through our website, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

         Our principal corporate headquarters consists of 26,521 square feet in a building located in Irvine, California. The corporate headquarters is also used for certain of our sales, marketing, consulting, customer support, training and product development functions. This facility is occupied under a lease that expires on June 30, 2005. The current monthly rent is $56,000. We also occupy premises in the United Kingdom located at The Old Building, Mill House Lane, Wendens Ambo, Essex, England. The lease for this office building expires June 30, 2008. Annual rent is $72,000 (payable quarterly) plus common area maintenance charges and real estate taxes. We also lease 44,505 square-foot office space in Englewood, Colorado for our Page Digital subsidiary. This lease commenced on January 1, 2004 and expires on December 31, 2013 with a five-year renewal option. The monthly rent is $71,000. We assumed this lease in connection with the acquisition of Page Digital. Prior to our assumption, the lease was entered between CAH Investments, LLC ("CAH"), which is wholly owned by the spouse of Lawrence Page, Page Digital's former president and our current Executive Vice President - Special Projects and director, and Southfield Crestone, LLC. We also lease an office that consists of 12,717 square feet of rentable space in a building located in Folsom, California for our RTI subsidiary. This lease expires in January 2006 and has a monthly rent of $22,000.

ITEM 3.  LEGAL PROCEEDINGS

         In April of 2002, our former CEO, Thomas Dorosewicz, filed a demand with the California Labor Commissioner for $256,250 in severance benefits allegedly due under a disputed employment agreement, plus attorney's fees and costs. Mr. Dorosewicz's demand was later increased to $283,894. On June 18, 2002, we filed an action against Mr. Dorosewicz, Michelle Dorosewicz and an entity affiliated with him in San Diego Superior Court, Case No. GIC790833, alleging fraud and other causes of action relating to transactions Mr. Dorosewicz caused us to enter into with his affiliates and related parties without proper board approval. On July 31, 2002, Mr. Dorosewicz filed cross-complaints in that action alleging breach of statutory duty, breach of contract, fraud and other causes of action related to his employment with the Company and other transactions he entered into with the Company. The parties agreed to resolve all claims in binding arbitration. The dispute was heard by an arbitrator the week of October 3, 2003. The arbitrator issued an award on November 7, 2003, resolving most of the disputed issues in favor of the Company as follows: (a) the Company was awarded a refund of rental payments amounting to $66,951; (b) the excessive equipment leasing financing charges by Mr. Dorosewicz were recast substantially reducing the Company's unpaid balance; (c) Mr. Dorosewicz was ordered to repay attorneys' fees reimbursement he had previously been provided by the Company; (d) Mr. Dorosewicz was denied severance benefits;
(e) Mr. Dorosewicz's claims with respect to options were denied; and (f) Mr. Dorosewicz was awarded his unpaid bonus in the amount of $56,719. The net amount awarded to Mr. Dorozewicz was $85,339, which was paid in January 2004.

         The sale of our Australian subsidiary in the third quarter of fiscal 2002 was subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to an entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, we may be called upon to pay the deficiency under our guarantee to the bank. We have accrued $187,000 as our potential exposure. The receiver has also claimed that we are obligated to it for inter-company balances of $636,000, but we do not believe any amounts are owed to the receiver, who has not as of the date of this report acknowledged the monthly corporate overhead recovery fees and other amounts charged by us to the Australian subsidiary offsetting the amount claimed to be due.

         On May 15, 2002, an employee who was out on disability/worker's compensation leave, Debora Hintz, filed a claim with the California Labor Commissioner seeking $41,000 in alleged unpaid commissions. In or about December of 2002, Ms. Hintz filed a discrimination claim against us with the Department of Fair Employment and Housing, alleging harassment and sexual orientation discrimination. We had responded appropriately to both the wage claim and the discrimination allegations, which we believed lack merit based on present information. On December 1, 2003, the Department of Fair Housing and Employment closed the case on the basis of no probable cause to prove violation of statute, and gave notice of right to sue. In January 2004, we terminated Ms Hintz's employment with us and, as a result, her medical insurance was terminated. On February 12, 2004, Ms. Hintz filed a petition for violation of Labor Code
Section 132(a) before the Workers' Compensation Appeals Board of the State of California.

         On August 30, 2002, Cord Camera Centers, Inc., an Ohio corporation ("Cord Camera"), filed a lawsuit against one of our subsidiaries, SVI Retail, Inc. ("SVI Retail") as the successor to Island Pacific Systems Corporation, in the United States District Court for the Southern District of Ohio, Eastern Division, Case No. C2 02 859. The lawsuit claims damages in excess of $1.5 million, plus punitive damages of $250,000, against SVI Retail for alleged fraud, negligent misrepresentation, breach of express warranties and breach of contract. These claims pertain to the following agreements between Cord Camera and Island Pacific: (i) a License Agreement, dated December 1999, as amended, for the use of certain software products, (ii) a Services Agreement for consulting, training and product support for the software products and (iii) a POS Software Support Agreement for the maintenance and support services for a certain software product. We settled this case on September 30, 2003. The terms of the settlement agreement are subject to a confidentiality covenant.

         In mid-2002, we were the subject of an adverse judgment entered in favor of Randall's Family Golf Centers, ("Randall") in the approximate sum of $61,000. The judgment was entered as a default judgment, and is based on allegations that we received a preferential transfer of funds within 90 days of the filing by Randall of a chapter 11 case in the United States Bankruptcy Court for the Southern District of New York. We settled this matter by an agreement to pay $12,500 to Randall.

         On November 22, 2002, UDC Homes, Inc. and UDC Corporation now known as Shea Homes, Inc. served Sabica Ventures, Inc. ("Sabica"), our wholly owned subsidiary and then our Island Pacific division (now are retail management solutions division) with a cross-complaint for indemnity on behalf of an entity identified in the summons as Pacific Cabinets. We filed a notice of motion and motion to quash service of summons on the grounds that we have never done business as Pacific Cabinets and have no other known relation to the construction project that is the subject of the cross-complaint and underlying complaint. A hearing on our motion to quash occurred on May 22, 2003 and was subsequently denied.

         On April 2, 2004, we filed a federal court action in the Southern District of California against 5R Online, Inc. ("5R"), John Frabasile, Randy Pagnotta, and Terry Buckley for fraud, breach of fiduciary duty, breach of contract, and unfair business practice arising from their evaluation of, recommendation for, and ultimately engagement in a development arrangement between IPI and 5R. Pursuant to the development agreement entered into in June 2003 upon reliance of the representations of the individual defendants that product development was progressing, we paid $640,000 in development payments but received no product. Responsive pleadings will be served shortly, and the parties are exploring a business solution to the dispute. For fiscal year ended March 31, 2004, we have expensed payments of $640,000 and shown as other expense.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during fourth quarter of fiscal year ended March 31, 2004.


PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the American Stock Exchange since July 8, 1998 under the symbol "IPI". Up until July 16, 2003, our common stock was traded under the symbol "SVI". The following table indicates the high and low sales prices for our shares for each quarterly period for each of our two most recent fiscal years.

YEAR ENDING MARCH 31, 2004                               HIGH            LOW
First Quarter                                         $    2.65       $    0.88
Second Quarter                                        $    3.65       $    2.10
Third Quarter                                         $    2.38       $    1.77
Fourth Quarter                                        $    2.93       $    0.84

YEAR ENDED MARCH 31, 2003                                HIGH             LOW
First Quarter                                         $    0.66       $    0.30
Second Quarter                                        $    1.30       $    0.21
Third Quarter                                         $    1.25       $    0.40
Fourth Quarter                                        $    1.17       $    0.55

         As of June 1, 2004, the last reported sale price on the American Stock Exchange for our common stock was $0.77. On this date, there were approximately 204 holders of record of our common stock. That number does not include beneficial owners of common stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

         We have never declared any dividends on our common stock. We are required to pay dividends on our Series A Convertible Preferred Stock in preference and priority to dividends on our common stock. We currently intend to retain any future earnings to discharge indebtedness and finance the growth and development of the business. We, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock when we are permitted to do so will be at the discretion of the board of directors and will be dependent upon the future financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant.

         During the quarter ended March 31, 2004, we issued the following securities without registration under the Securities Act of 1933:

         o 239,739 shares of common stock upon conversion of a convertible note initially issued to Union Bank of California pursuant to a Loan Discount Payout agreement, valued at $500,000.

         o 9% Debentures to Omicron Master Trust and Midsummer Investment, Ltd. convertible into our common stock at a conversion price of $1.32 per share, for aggregate proceeds of $3.0 million. These debentures were accompanied by five-year warrants to purchase up to 1,043,479 shares of our common stock at an exercise price of $1.15 per share and warrants to purchase up to 8,500,000 shares of our common stock at an exercise price of $5.00 per share with an expiration date of the earlier of the six-month anniversary of the effective date of a registration statement or September 15, 2005.

         o warrants to an investor relations consulting firm to purchase up to an aggregate of 103,000 shares of our common stock at exercise prices ranging from $1.50 to $1.75 per share.

         The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information, which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder, and an appropriate legend was placed on the shares.

         Information concerning securities authorized for issuance under our equity compensation plans is included below under Item 12 under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of our last five fiscal years are derived from our consolidated financial statements. The consolidated financial statements as of March 31, 2004, 2003, and 2002 and the independent auditors' report thereon, are included elsewhere in this report.

                                                                            YEAR ENDED MARCH 31, (1)
                                                   ------------------------------------------------------------------------
                                                       2004           2003           2002            2001           2000
                                                   -----------     ----------     -----------    -----------    -----------
                                                                   (in thousands except for per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                          $   21,739      $  22,296      $   26,715     $   28,049     $   25,027
Cost of sales                                           5,252          8,045          11,003         10,815          6,176
                                                   -----------     ----------     -----------    -----------    -----------
    Gross profit                                       16,487         14,251          15,712         17,234         18,851

Application development expenses                        1,043          4,643           4,203          5,333          4,877
Depreciation and amortization                           3,896          4,148           6,723          8,299          7,201
Selling, general and administrative expenses           14,798          8,072          12,036         16,985         13,769
Impairment of intangible assets                            --             --              --          6,519             --
Impairment of note receivable received in
    connection with the sale of IBIS Systems
    Limited                                                --             --              --          7,647             --
                                                   -----------     ----------     -----------    -----------    -----------
       Total expenses                                  19,737         16,863          22,962         44,783         25,847
                                                   -----------     ----------     -----------    -----------    -----------
Loss from operations                                   (3,250)        (2,612)         (7,250)       (27,549)        (6,996)

Other income (expense):
    Interest income                                        20              1               7            620          1,069
    Other income (expense)                               (647)            24             (56)            74           (202)
    Interest expense                                     (937)        (1,088)         (3,018)        (3,043)        (1,493)
                                                   -----------     ----------     -----------    -----------    -----------
       Total other expense                             (1,564)        (1,063)         (3,067)        (2,349)          (626)
                                                   -----------     ----------     -----------    -----------    -----------

Loss before provision (benefit) for income taxes       (4,814)        (3,675)        (10,317)       (29,898)        (7,622)
    Provision (benefit) for income taxes                 (586)            11               2         (4,778)        (2,435)
                                                   -----------     ----------     -----------    -----------    -----------

Loss before extraordinary item and change
    in accounting principle                            (4,228)        (3,686)        (10,319)       (25,120)        (5,187)

    Extraordinary item - Gain on debt forgiveness          --          1,476              --             --             --
    Cumulative effect of changing accounting
       principle
         - Goodwill valuation under SFAS No. 142           --           (627)             --             --             --
                                                   -----------     ----------     -----------    -----------    -----------
Loss from continuing operations                        (4,228)        (2,837)        (10,319)       (25,120)        (5,187)

Income (loss) from discontinued operations                 --            119          (4,339)        (3,825)         1,133
                                                   -----------     ----------     -----------    -----------    -----------

       Net loss                                        (4,228)        (2,718)        (14,658)       (28,945)        (4,054)

Cumulative preferred dividends                         (1,024)        (1,015)           (254)            --             --
                                                   -----------     ----------     -----------    -----------    -----------

Net loss available to common stockholders          $   (5,252)     $  (3,733)     $  (14,912)    $  (28,945)    $   (4,054)
                                                   ===========     ==========     ===========    ===========    ===========

                                                            17

                                                                                 YEAR ENDED MARCH 31,
                                                        -------------------------------------------------------------------
                                                          2004            2003           2002          2001          2000
                                                        ---------     -----------     ---------     ---------     ---------
                                                                                   (in thousands)
Basic and diluted earnings (loss) per share:
    Loss before extraordinary item and
       change in accounting principle                   $  (0.10)     $    (0.12)     $  (0.29)     $  (0.72)     $  (0.15)
    Extraordinary item - gain on debt forgiveness             --            0.05            --            --            --
    Loss from change in accounting principle                  --           (0.02)           --            --            --
                                                        ---------     -----------     ---------     ---------     ---------
    Loss from continuing operations                        (0.10)          (0.09)        (0.29)        (0.72)        (0.15)
    Income (loss) from discontinued operations                --              --         (0.12)        (0.11)         0.13
    Cumulative preferred dividends                         (0.03)          (0.04)        (0.01)           --            --
                                                        ---------     -----------     ---------     ---------     ---------
       Net loss available to common stockholders        $  (0.13)     $    (0.13)     $  (0.42)     $  (0.83)     $  (0.12)
                                                        =========     ===========     =========     =========     =========

Weighted average common shares:
    Basic                                                 41,450          29,599        35,698        34,761        32,459
    Diluted                                               41,450          29,599        35,698        34,761        32,459

BALANCE SHEET DATA:
Working capital                                         $    802      $   (4,056)     $ (5,337)     $ (2,782)     $  2,628
Total assets                                            $ 51,762      $   37,637      $ 40,005      $ 56,453      $ 94,083
Long-term obligations                                   $  2,319      $    2,807      $  8,013      $ 18,554      $ 21,586
Stockholders' equity                                    $ 42,200      $   23,842      $ 21,952      $ 26,993      $ 53,497

(1) Except for the year ended March 31, 2004, certain reclassifications are reflected in the above data since the filing of such annual reports on forms 10K and 10K/A. Such reclassifications did not result in changes in net income
(loss), net income (loss) per share or stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a provider of software solutions and services to the retail industry. We provide solutions that help retailers understand, create, manage and fulfill consumer demand. We derive the majority of our revenues from the sale of application software licenses and the provision of related professional and support services. Application software license fees are dependent upon the sales volume of our customers, the number of users of the application(s), and/or the number of locations in which the customer plans to install and utilize the application(s). As the customer grows in sales volume, adds additional users and/or adds additional locations, we charge additional license fees. We typically charge for support, maintenance and software updates on an annual basis pursuant to renewable maintenance contracts. We typically charge for professional services including consulting, implementation and project management services on an hourly basis.

         In recent periods, we have maintained relatively flat period over period revenues and suffered operating and net losses, largely attributable to general economic and competitive conditions. However, as economic conditions have improved, we have begun to experience an increase in revenues and profitability. In this regard, we have taken a number of steps designed to improve our balance sheet and operations, including:

         o Acquired two complementary companies with substantial revenues and earnings potential;
         o Revamped our management team by adding a new President and COO and CTO, as well as a new CFO;
         o Recapitalized our balance sheet, eliminating substantial debt and raising new equity in its place;
         o Improved our IBM-based core products through continuing internal research and development;
         o Obtained the rights to distribute complementary products, including a new easy-to-install and easy-to-use, open-architecture software system for very small retailers, which we will introduce in 2004;
         o Established partnerships with several value added resellers to provide a variety of options and product extensions;
         o Improved our distribution capabilities by adding new third party channels, such as IBM and IBM's resellers, and professional service firms, such as CGI and LakeWest.

We believe that these actions have positioned us to achieve sustained revenue growth and profitability.

RECENT ACQUISITIONS

ACQUISITION OF PAGE DIGITAL

         On January 30, 2004, we acquired Page Digital, a developer of multi-channel commerce software, through a merger transaction for total consideration of $7.0 million, consisting of $2.0 million in cash and 2,500,000 shares of our common shares valued at $2.00 per share. The acquisition was accounted for as a purchase, and accordingly, the operating results of Page Digital have been included in our consolidated financial statements from the date of acquisition. In connection with the Page Digital acquisition, we added approximately 40 employees and recorded $6.1 million of goodwill, $1.4 million in software technology, $904,000 in customer relationships and $285,000 in trademark. For pro forma operating results, see "Notes to Consolidated Financial Statements - Note 2" in the Financial Statements section.

         The legitimization of business to business and business to consumer direct commerce (Internet, brick-and-mortar, catalog, and other) has rapidly created a substantial market for the Page Digital suite of direct commerce applications. According to the United States Department of Commerce, the market for multi-channel direct commerce applications was just $15 billion in 1999, grew to $27.3 billion in 2000, grew to $32.6 billion in 2001, and it is growing at a rate 2.5 times greater than traditional retailing (Source: Internet Retailer, April 2002). The acquisition of Page Digital will enable us to continue to provide our customers with Page Digital's e-commerce, customer relations management, and Catalog Management solutions. We expect to further integrate these solutions into our offerings to enable customers to complete the multi-channel retail distribution and customer service chain. In addition, the acquisition will also allow us to offer Page Digital's customers the IP Merchandising solution, as well as Point of Sale, Loss Prevention, and IP's other alliance solutions.

ACQUISITION OF RTI

         Pursuant to an agreement dated June 1, 2004, we acquired RTI from Michael Tomczak, Jeffrey Boone and Intuit in a merger transaction. On March 12, 2004, we, RTI, Merger Sub and the Shareholders entered the March 12, 2004 Merger Agreement which provided we would acquire RTI in a merger transaction in which RTI would merge with and into Merger Sub. The merger consideration contemplated by the March 12, 2004 Merger Agreement was a combination of cash and shares of our common stock. The March 12, 2004 Merger Agreement was amended by the Amended Merger Agreement dated June 1, 2004.

         Pursuant to the Amended Merger Agreement, the Merger was completed with the following terms: (i) we assumed RTI's obligations under those certain promissory notes issued by RTI on December 20, 2002 with an aggregate principal balance of $2.3 million; (ii) the total consideration paid at the closing of the Merger was $10.0 million paid in shares of our common stock and newly designated Series B Preferred and promissory notes; (iii) the Shareholders and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to the Registration Rights Agreement dated June 1, 2004 between us, the Shareholders and Intuit; and (iv) the merger consisted of two steps (the "Merger"), first, Merger Sub merged with and into RTI, Merger Sub's separate corporate existence ceased and RTI continued as the surviving corporation (the "Reverse Merger"), immediately thereafter, RTI merged with and into Merger Sub II, RTI's separate corporate existence ceased and Merger Sub II continued as the surviving corporation (the "Second-Step Merger").

         As a result of the Merger, each Shareholder received 1,258,616 shares of Series B Preferred and a promissory note payable monthly over two years in the principal amount of $1,295,000 bearing interest at 6.5% per annum. As a result of the Merger, Intuit, the holder of all of the outstanding shares of RTI's Series A Preferred stock, received 1,546,733 shares of our common stock and a promissory note payable monthly over two years in the principal amount of $530,700 bearing interest at 6.5% per annum.

         The Shareholders and Intuit were also granted registration rights. Under the Registration Rights Agreement, we agreed to register the common stock issuable upon conversion of the Series B Preferred issued to the Shareholders within 30 days of the automatic conversion of the Series B Preferred into common stock. The automatic conversion will occur upon us filing the Certificate of Amendment with the Delaware Secretary of State increasing the authorized number of shares of our common stock after securing shareholder approval for the Certificate of Amendment. Under the Registration Rights Agreement, Intuit is entitled to demand registration or to have its shares included on any registration statement filed prior the registration statement covering the

Shareholders' shares, subject to certain conditions and limitations, or if not previously registered to have its shares included on the registration statement registering the Shareholders' shares. The Shareholders and Intuit are entitled to price protection payments of up to a maximum of $0.23 per share payable by promissory note, if and to the extent that the average closing price of our common stock for the 10 days immediately preceding the date the registration statement covering their shares is declared effective by the Securities and Exchange Commission, is less than the 10 day average closing price as of June 1, 2004, which was $0.76.

         Pursuant to the Amended Merger Agreement, The Sage Group, plc as well as certain officers and directors signed voting agreements that provide they will not dispose of or transfer their shares of our capital stock and that they will vote their shares of our capital stock in favor of the Certificate of Amendment and the Amended Merger Agreement and transactions contemplated therein.

         Upon the consummation of the Merger, Michael Tomczak, RTI's former President and Chief Executive Officer, was appointed our President, Chief Operating Officer and director and Jeffrey Boone, RTI's former Chief Technology Officer, was appointed our Chief Technology Officer. We entered into two-year employment agreements and non-competition agreements with Mr. Tomczak and Mr. Boone.

         The combination of Island Pacific, RTI and Page Digital, will enable us to offer a fully integrated solution to mid-tier retailers that will be unique in the marketplace. As a result of this transaction, smaller retailers will now be able to cost-effectively acquire a solution that provides both front and back-end support. The combination instantly expands our products, services offerings and distribution channels.

DISCONTINUED OPERATIONS

         Effective April 1, 2003, we sold our subsidiary, SVI Training Products ("Training Products") to its president and our former director, Arthur Klitofsky, for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of the Training Products unit in each of its next two fiscal years, if the revenues in each of those years exceed certain targets. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. The sale of Training Products resulted in a loss of $129,000, net of estimated income taxes, which was accrued as of March 31, 2003. Training Product's $248,000 of operating results are shown as discontinued operations, net of the loss on sale of the Training Products unit at March 31, 2003. In April 2004, we agreed to defer the payments due in January 2004 and April 2004 until April 2008. The balance of the note receivable was $153,000 as of June 22, 2004.

         Due to the declining performance of our Australian subsidiary, we sold certain assets of the Australian subsidiary to its former management and ceased Australian operations in February 2002. However, the sale was subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and caused a receiver to be appointed in April 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver sold substantially all of the assets for $300,000 in May 2002 to the entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables are insufficient to discharge the indebtedness to National Australia Bank, we may be called upon to pay the deficiency under our guarantee to the bank. We have accrued $187,000 as our potential exposure but could be subject to further liability.

         The disposal of our Australian subsidiary resulted in a loss of $3.2 million. The operating results of the Australian subsidiary are shown on our financial statements as discontinued operations at March 31, 2002.

RESULTS OF OPERATIONS

        Results of operations for the fiscal year ended March 31, 2004 ("Fiscal 2004") reflect continued weakness in new license sales of our application software suites. As a result of our net losses, we experienced significant strains on our cash resources throughout the Fiscal 2004. We have taken a number of affirmative steps to address our operating situation and liquidity problems, and to position us for improved results of operations.

         o On June 4, 2004, we completed the acquisition of RTI, a provider of management systems for retailers. See "Recent Transactions - Acquisition of RTI" above.

         o Upon completion of RTI's acquisition, Michael Tomczak, RTI's CEO and President, was appointed our President, Chief Operating Officer and director and Jeffrey Boone, RTI's CTO, was appointed our Chief Technology Officer. Mr. Tomczak replaced Steve Beck, who was serving as our president and Mr.

                  Page, who was serving as our COO and CTO. Mr. Beck served as our President from April 2003 to June 2004 and our COO from April 2003 to February 2004. Mr. Page served as our CTO from January 2004 to June 2004 and as our COO from February 2004 to June 2004.

         o Effective January 30, 2004, we completed the acquisition of Page Digital, a provider of direct commerce solutions to retailers. See "Recent Transactions - Acquisition of Page Digital" above.

         o In February 2004, Michael Silverman was appointed to the position of Chairman of the Board of Directors. Mr. Silverman has been on our board of directors since January 2001. He founded Advanced Remote Communication Solutions, Inc. (formerly known as Boatracs, Inc.) in 1990. He served as its Chairman until May 2002, and as Chief Executive Officer and President until October 1997, and again from November 1999 to May 2002. Mr. Silverman replaced Harvey Braun who was serving as Chief Executive Officer and Chairman of the board. Mr. Braun was our Chief Executive Officer from January 2003 through May 2004 and our Chairman of the board from July 2004 to February 2004.

         o In January 2004, David Joseph, Page Digital's Senior Vice President of Sales, was appointed our Senior Vice President of Sales. Mr. Joseph has over 20 years of sales and marketing experience in the software industry.

         o In July 2003, our Board of Directors appointed Ran Furman to the position of Chief Financial Officer.

         o We completed a number of debt and equity financing transactions. See "Liquidity and Capital Resources - Financing Transactions" below.

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales for the fiscal years ended March 31, 2004, 2003 and 2002 (in thousands):

                                                                                 YEAR ENDED MARCH 31,
                                                    -----------------------------------------------------------------------------
                                                             2004                        2003                       2002
                                                    -----------------------    -----------------------    -----------------------
                                                                 PERCENTAGE                 PERCENTAGE                 PERCENTAGE
                                                     AMOUNT      OF REVENUE     AMOUNT      OF REVENUE     AMOUNT      OF REVENUE
                                                    ---------    ----------    ---------    ----------    ---------    ----------
Net sales                                           $ 21,739          100%     $ 22,296          100%     $ 26,715          100%
Cost of sales                                          5,252           24%        8,045           36%       11,003           41%
                                                    ---------    ----------    ---------    ----------    ---------    ----------
   Gross profit                                       16,487           76%       14,251           64%       15,712           59%

Application development expense                        1,043            5%        4,643           21%        4,203           16%
Depreciation and amortization                          3,896           18%        4,148           19%        6,723           25%
Selling, general and administration expenses          14,798           68%        8,072           36%       12,036           45%
Impairment of intangible assets                           --           --            --           --            --           --%
Impairment of note receivable received in
   connection with the sale of IBIS
   Systems Limited                                        --           --            --           --            --           --%
                                                    ---------    ----------    ---------    ----------    ---------    ----------

         Total expenses                               19,737           91%       16,863           76%       22,962           86%
                                                    ---------    ----------    ---------    ----------    ---------    ----------

Loss from operations                                  (3,250)         (15)%      (2,612)         (12)%      (7,250)         (27)%

Other income (expense)
   Interest income                                        20           --%            1            0%            7           --%
   Other income (expense)                               (647)          --%           24            0%          (56)          --%
   Interest expense                                     (937)          (4)%      (1,088)          (5)%      (3,018)         (11)%
                                                    ---------    ----------    ---------    ----------    ---------    ----------
   Total other expense                                (1,564)          (4)%      (1,063)          (5)%      (3,067)         (11)%
                                                    ---------    ----------    ---------    ----------    ---------    ----------

Loss before provision (benefit) for income taxes      (4,814)         (19)%      (3,675)         (17)%     (10,317)         (38)%

         Provision (benefit) for income taxes           (586)          (2)%          11            0%            2           --%
                                                    ---------    ----------    ---------    ----------    ---------    ----------

Loss before extraordinary item and
  change in accounting principle                      (4,228)         (17)%      (3,686)         (17)%     (10,319)         (38)%

   Extraordinary item - gain on debt forgiveness          --                      1,476                         --
   Cumulative effect of changing accounting
     principle - Goodwill valuation under
     SFAS No. 142                                         --                       (627)                        --
                                                    ---------                  ---------                  ---------

Loss from continuing operations                       (4,228)                    (2,837)                   (10,319)

Income (loss) from discontinued operations,
   net of taxes                                           --                        119                     (4,339)
                                                    ---------                  ---------                  ---------

Net loss                                              (4,228)                    (2,718)                   (14,658)

Cumulative preferred dividends                        (1,024)                    (1,015)                      (254)
                                                    ---------                  ---------                  ---------

Net loss available to
  common stockholders                               $ (5,252)                  $ (3,733)                  $(14,912)
                                                    =========                  =========                  =========

FISCAL YEAR ENDED MARCH 31, 2004 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2003

NET SALES

         Net sales was $21.7 million and $22.3 million in the fiscal years ended March 31, 2004 and 2003, respectively. Net sales included $1.5 million and $7.5 million in fiscal 2004 and 2003, respectively, from Toys R Us, Inc. ("Toys"). Net sales in fiscal 2004 also included a one-time sale of software technology rights of $3.9 million. Excluding Toys and the one-time software license sale, net sales increased $1.5 million, or 10%, to $16.3 million in the fiscal year ended March 31, 2004 from $14.8 in the fiscal year ended March 31, 2003. The increase is mainly due to an increase in sales on partner products.

         Fiscal 2004 and 2003 were challenging years for the sale of new application licenses. The slow down in the U.S. and world economies combined with the fear of future terrorist attacks and the ongoing hostilities in the world caused the retail industry to be more cautious with their investment in information systems and deliberately evaluating solutions, which resulted in decreases in sales and in extended sales cycles. In addition, our financial condition may have interfered with our ability to sell new application software licenses, as implementation of our applications generally requires extensive future services and support, and some potential customers have expressed concern about our financial ability to provide these ongoing services. We believe strongly that we provide and will continue to provide excellent support to our customers, as demonstrated by the continuing upgrade purchases by our top-tier established customer base. Significant sales growth may however depend in part on our ability to improve our financial condition.

COST OF SALES/GROSS PROFIT

         Cost of sales decreased $2.7 million, or 35%, to $5.3 million in the fiscal year ended March 31, 2004 from $8.0 million in the fiscal year ended March 31, 2003. Gross profit as a percentage of net sales increased to 76% in fiscal 2004 from 64% in fiscal 2003. The increase in gross profit margin was due to a decrease in modification and professional services sales, which have low margins. Modification and professional services sales represented 20% and 45%, respectively, of total net sales during fiscal 2004 and 2003.

         Cost of sales for fiscal 2004 and 2003 included $0.4 million and $2.4 million, respectively, in costs associated with the development or modification of modules for Toys, including the use of higher cost outsource development services (subcontractors) for certain components of the overall project. These costs are neither capitalized nor included in application technology development expenses, but we consider them to be part of our overall application technology development program.

APPLICATION DEVELOPMENT EXPENSE

         Application development expense decreased by $3.6 million, or 78%, to $1.0 million in fiscal year ended March 31, 2004 from $4.6 million in the fiscal year ended March 31, 2003. The decrease in application development expense is primarily due to capitalization of $3.1 million development costs on our new modules and products which have reached technological feasibility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $6.7 million, or 83%, to $14.8 million compared to $8.1 million in the fiscal year ended March 31, 2003 due to the following:

         o $4.8 million increase in sales and administrative expenses as we focused on developing our sales organization, increasing marketing efforts and building infrastructure in the current year,
         o $0.3 million operating expenses for Page Digital which was acquired on January 31, 2004,
         o $0.7 million increase in bad debt expense resulted from a write-off of an account receivable due to the termination of Toys agreement,
         o $0.5 million accounting and legal costs for acquisitions of Page Digital and RTI and
         o $0.4 million increase in audit, accounting and legal fees relating to financing activities during fiscal 2003 and 2004.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased by $0.2 million, or 5%, to $3.9 million in the fiscal year ended March 31, 2004 from $4.1 million in the fiscal year ended March 31, 2003. The decrease is mainly due to a decrease in amortization of purchased software as it became fully amortized.

OTHER EXPENSE

         Other expense included a write-off of development payments totaling $0.6 million paid to a software development company. For further discussion, see
Item 3 under heading "Legal Proceedings".

INTEREST EXPENSE

         Interest expense decreased by $0.2 million, or 18%, to $0.9 million in the fiscal year ended March 31, 2004 from $1.1 million in the fiscal year ended March 31, 2003. The decrease is due to $0.5 million decrease in interest expense due to 72% decrease in average balance of interest-bearing loans as compared to prior year; offset in part by $0.3 million increase in amortization of debt discounts on convertible debts.

PROVISION FOR INCOME TAXES

         Provision for income taxes produced an income of $0.6 million in the fiscal year ended March 31, 2004. The income tax refund of $0.6 million in the fiscal 2004 resulted from amending prior years' income tax returns to carry back net operating losses incurred in the past two years.

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

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         The cumulative effect of accounting change in the fiscal year end March 31, 2003 was a non-cash, net-of-tax transitional goodwill impairment charge of $0.6 million which relates to the adoption of SFAS No. 142.

CUMULATIVE PREFERRED DIVIDEND

         Cumulative dividends on the outstanding Series A convertible preferred stock attributable to the fiscal years ended March 31, 2004 and 2003 were $1.0 million. During fiscal 2004, a dividend of $.04 million on Series A convertible preferred stock was declared and paid by issuing 500,000 shares of our common stock.

FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002

NET SALES

         Net sales decreased by $4.4 million, or 16%, to $22.3 million in the fiscal year ended March 31, 2003 from $26.7 million in the fiscal year ended March 31, 2002. Net sales included $7.5 million and $13.4 million in fiscal 2003 and 2002, respectively, from Toys. Excluding Toys, net sales increased $1.5 million, or 11%, to $14.8 million in the fiscal year ended March 31, 2003 from $13.3 million in the fiscal year ended March 31, 2002.

COST OF SALES/GROSS PROFIT

         Cost of sales decreased $3.0 million, or 27%, to $8.0 million in the fiscal year ended March 31, 2003 from $11.0 million in the fiscal year ended March 31, 2002. Gross profit as a percentage of net sales increased to 64% in fiscal 2003 from 59% in fiscal 2002. The increase in gross profit margin was due to an increase in software license sales, which have high margin, combined with a decrease in modification and professional services sales, which have lower margins During fiscal 2003, software license sales represented 25% of net sales and related services represented 45% of net sales, compared to 17% and 57%, respectively, of net sales during fiscal 2002.

         Cost of sales for fiscal 2003 and 2002 included $2.4 million and $3.6 million, respectively, in costs associated with the development or modification of modules for Toys, including the use of higher cost outsource development services (subcontractors) for certain components of the overall project. These costs are neither capitalized nor included in application technology development expenses, but we consider them to be part of our overall application technology development program.

APPLICATION DEVELOPMENT EXPENSE

         Application development expense increased by $0.4 million, or 10%, to $4.6 million in fiscal year ended March 31, 2003 from $4.2 million in the fiscal year ended March 31, 2002. The increase in application development expense is primarily due to the ongoing enhancement of our suites of applications.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by $3.9 million, or 33%, to $8.1 million compared to $12.0 million in the fiscal year ended March 31, 2002. The decrease is due to decrease in sales, the personnel reduction implemented in the third quarter of 2002 and fourth quarter of 2003 and control of expenditures.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased by $2.6 million, or 38%, to $4.1 million in the fiscal year ended March 31, 2003 from $6.7 million in the fiscal year ended March 31, 2002. The decrease is mainly due to a reduction of $2.2 million in amortization pursuant to the non-amortization provisions of Statement Financial Accounting Standard ("SFAS") No. 142 for goodwill with indefinite useful lives.

INTEREST EXPENSE

         Interest expense decreased by $1.9 million, or 64%, to $1.1 million in the fiscal year ended March 31, 2003 from $3.0 million in the fiscal year ended March 31, 2002. Interest expense in fiscal 2002 included $1.2 million interest expense on the $10.0 million note payable to Softline. Our obligations related to this note were released by Softline effective in January 1, 2002 in connection with the integrated series of recapitalization transactions with Softline. The decrease was also due to $0.7 million decrease in amortization of debt discount.

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

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         The cumulative effect of accounting change in the fiscal year end March 31, 2003 was a non-cash, net-of-tax transitional goodwill impairment charge of $0.6 million which relates to the adoption of SFAS No. 142.

CUMULATIVE PREFERRED DIVIDEND

         Cumulative dividends on the outstanding preferred stock attributable to the fiscal years ended March 31, 2003 and 2002 were $1.0 million and $0.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal year ended March 31, 2004, we financed our operations using cash on hand, internally generated cash, proceeds from the sale of common stock and proceeds from sale of convertible debentures. At March 31, 2004 and 2003, we had cash of $2.1 million and $1.3 million, respectively.

         Operating activities used cash of $9.1 million in the fiscal year ended March 31, 2004 and $1.1 million in the fiscal year ended March 31, 2003. Cash used for operating activities in the fiscal year ended March 31, 2004 resulted from $4.2 million net loss, $6.0 million increase in accounts receivable and other receivables and $4.6 million decrease in accounts payable and accrued expenses; offset in part by non-cash charges of $3.9 million for depreciation and amortization, $0.8 million for provision for allowance for doubtful accounts and $0.5 million for amortization of debt discount on convertible debts.

         Investing activities used cash of $5.5 million in the fiscal year ended March 31, 2004 and $0.1 million in the fiscal year ended March 31, 2003. Cash used for investing activities in the current year was primarily for capitalization of $3.1 million software development costs, acquisition of Page Digital totaling $1.9 million and $0.5 million purchases of furniture and equipment.

         Financing activities provided cash of $15.3 million and $1.3 million in the fiscal years ended March 31, 2004 and 2003, respectively. The financing activities in the current year included net proceeds of $11.8 million from the sale of common stock and $3.7 million from the issuance of convertible debentures.

         Changes in the currency exchange rates of our foreign operation had the effect of decreasing cash by $.01 million in the fiscal years ended March 31, 2004, 2003 and 2002.

         Accounts receivable increased to $4.6 million at March 31, 2004 from $4.0 million at March 31, 2003. The increase is primarily due to receivables acquired in connection with the acquisition of Page Digital.

         We believe that our cash and cash equivalent and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

CASH POSITION

         As a result of our indebtedness and net losses for the past three years, we have experienced significant strains on our cash resources. In order to manage our cash resources, we have extended payment terms with many of our trade creditors wherever possible, have diligently focused our collection efforts on our accounts receivable and have been actively engaged in raising capital. See "Financing Transactions" below. We had a working capital of $0.8 million at March 31, 2004 compared to a negative working capital of $4.1 million at March 31, 2003.

         During fiscal 2003 and the first half of fiscal 2004, we were unable to make timely, monthly rent payments due for our Irvine and Carlsbad facilities. We renegotiated rent terms with the landlords of our Irvine and Carlsbad facilities, and we have been in compliance with the renegotiated terms. In July 2003, we terminated the lease for the Carlsbad office. We are current with rent payments for all our presently leased facilities.

         We have been actively engaged in attempts to resolve our liquidity problems. In April and May 2003, we sold 9% convertible debentures for an aggregate of $0.7 million. On June 27, 2003, we sold 5,275,000 shares of our common stock for an aggregate of $7.9 million, less expenses and placement fees, in a private placement transaction. On November 7, 2003, we sold 3,180,645 shares of our common stock for an aggregate of $4.9 million, less expenses and placement fees, in a private placement transaction. On March 15, 2004, we issued 9% convertible debentures and warrants for an aggregate of $3.0 million, less expenses, in a private placement transaction. We believe we will have sufficient cash to remain in compliance with our debt obligations, and meet our critical operating obligations, for the next twelve months. We may continue to seek private or public equity and/or debt placements to help discharge aged payables, pursue growth initiatives and prepay bank indebtedness. We have no binding commitments for funding at this time. If we do decide to seek financing, it may not be available on terms and conditions acceptable to us, or at all.

FINANCING TRANSACTIONS

ICM ASSET MANAGEMENT, INC.

         In May and June 2001, we issued a total of $1.25 million in convertible notes to a limited number of accredited investors related to ICM Asset Management. The notes were originally due August 30, 2001, and accrued interest at the rate of 12% per annum to be paid until maturity, with the interest rate increasing to 17% in the event of a default in payment of principal or interest. We also issued the investors three-year warrants to purchase 250 common shares for each $1,000 in notes purchased, at an exercise price of $1.50 per share.

         In July 2002, we replaced the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. We were required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. The investors agreed to reduce accrued interest and late charges on the original notes by up to $16,000, and to accept the reduced amount in 527,286 shares of our common stock valued at $0.41 per share which was the average closing price of our shares on the American Stock Exchange for the 10 trading days prior to July 19, 2002. The new notes were convertible at the option of the holders into shares of our common stock valued at $0.60 per share.

         In July 2002, we also replaced the warrants previously issued to the investors to purchase an aggregate of 3,033,085 shares at exercise prices ranging from $0.85 to $1.50, and expiring on various dates between December 2002 and June 2004, with new warrants to purchase an aggregate of 1,600,000 shares at $0.60 per share, expiring July 19, 2007. The replacement warrants are not callable by us. None of the warrants have been exercised as of June 1, 2004.

         In September 2003, the investors converted the outstanding principal and accrued interest totaling $1.4 million into 2,287,653 shares of our common stock.

SOFTLINE/THE SAGE GROUP

         In May 2002, we entered into a series of transactions with Softline by which:

         1. We transferred Softline the note received in connection with the sale of IBIS Systems Limited ("IBIS Note").

         2. We issued Softline 141,000 shares of newly-designated Series A Convertible Preferred Stock ("Series A Preferred").

         3. Softline released us from approximately $12.3 million in indebtedness due to Softline under a promissory note.

         4.   Softline transferred us 10,700,000 shares of our common shares.

         These transactions were recorded for accounting purposes on January 1, 2002, the date when Softline took effective control of the IBIS note and we ceased accruing interest on the Softline note. We did not recognize any gain or loss in connection with the disposition of the IBIS Note or the other components of the transactions.

         The Series A Preferred has a stated value of $100 per share and is redeemed at our option any time prior to the maturity date of December 31, 2006 ("Maturity Date") for 107% of the stated value and accrued and unpaid dividends. The shares are entitled to cumulative dividends of 7.2% per annum, payable semi-annually. At June 1, 2004, cumulative dividends amount to $2.2 million. The holders may convert each share of Series A Preferred at any time into the number of shares of our common stock determined by dividing the stated value plus all accrued and unpaid dividends, by a conversion price initially equal to $0.80. The conversion price will increase at an annual rate of 3.5% calculated on a semi-annual basis. As of June 1, 2004, the conversion price is $0.86 per share. On the Maturity Date, any outstanding shares of Series A Preferred will be automatically converted into shares of our common stock at a conversion price equal to 95% of the average closing price of our common stock for the last ten business days. The Series A Preferred is entitled upon liquidation to an amount equal to its stated value plus accrued and unpaid dividends in preference to any distributions to common stockholders. The Series A Preferred has no voting rights prior to conversion into common stock, except with respect to proposed impairments of the Series A Preferred rights and preferences, or as provided by law. We have the right of first refusal to purchase all but not less than all of any shares of Series A Preferred or shares of common stock received on conversion which the holder may propose to sell to a third party, upon the same price and terms as the proposed sale to a third party.

         On September 17, 2003, an aggregate 500,000 shares of common stock, consisting of accrued dividends on the Series A Convertible Preferred Stock, were issued to certain institutional investors.

         On November 14, 2003, the Sage Group acquired substantially all of the assets of Softline, which included 141,000 shares of our Series A Convertible Preferred Stock, 8,923,915 shares of our common stock and 71,812 shares of our common stock underlying stock options. In connection with this acquisition, certain agreements of Softline were also assigned to and assumed by the Sage Group, including the rights and obligations respecting and arising from the Option Agreement between Softline and Steven Beck, as trustee of a certain management group of the Company. Accordingly, the Optionees under the Option Agreement had the right to purchase 8,000,000 shares of common stock of the Company and such number of shares of Series A Convertible Preferred Stock convertible into 17,125,000 shares of common stock of the Company from the Sage Group for a price of $0.80 per Option Share. The Option expired, unexercised, on March 24, 2004.

TOYS "R" US, INC.

         In May 2002, Toys agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 of our common shares. The purchase price was received in installments through September 27, 2002. The note was non-interest bearing, and the face amount, which was 16% of the $1.3 million purchase price as of May 29, 2002 was either convertible into shares of our common stock valued at $0.553 per share or payable in cash at our option, at the end of the term. The note was due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the development agreement between us and Toys entered into at the same time. In November 2002, the Board decided that this note would be converted solely for equity and would not be repaid in cash and the $1.3 million balance was presented as committed common stock on our consolidated balance sheet at March 31, 2003. The warrant entitled Toys to purchase up to 2,500,000 of our common shares at $0.553 per share. 400,000 shares had vested as of May 29, 2002, and continued to vest at the rate of 100,000 shares per month until February 28, 2004.

         In November 2003, we entered an agreement with Toys to terminate the software development and services agreement. Pursuant to the agreement, the $1.3 million outstanding convertible note due to Toys, which would have been converted solely for equity, was settled in full by offsetting against accounts receivable due to us from Toys and the warrant to purchase 2,500,000 shares of our common stock was cancelled.

         In accordance with generally accepted accounting principles, the difference between the conversion price of the note of $0.553 and our stock price on the date of issuance of the note was considered to be interest expense. For the year ended March 31, 2004 and 2003, we recorded a charge of $0 and $151,000, respectively, representing a proportion of the total debt discount.

         We have also allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. For the year ended March 31, 2003, we recognized $20,000 as interest expense. The remaining value of the detachable warrants of $574,000 has been recorded as an offering cost in the fiscal year ended March 31, 2003 and as such, there is no effect on our consolidated statement of operations.

9% CONVERTIBLE DEBENTURES

         On March 15, 2004, we sold Omicron and Midsummer (collectively, the "Purchasers") convertible debentures (the "March 2004 Debentures") for an aggregate price of $3.0 million pursuant to a securities purchase agreement (the "Purchase Agreement"). The March 2004 Debentures bear an interest rate of 9% per annum, and provide for interest only payments on a quarterly basis, payable, at our option, in cash or shares of our common stock. The March 2004 Debentures mature on May 15, 2006. The March 2004 Debentures are convertible into shares of our common stock at a conversion price of $1.32 per share, subject to adjustment if we offer or sell any securities for an effective per share price that is less than 87% of the then current conversion price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections. If certain conditions are met, we have the option to redeem the 9% Debentures at 110% of their face value, plus accrued but unpaid interest.

         We must redeem the March 2004 Debentures at the initial monthly amount of $233,333 commencing on February 1, 2005. If the daily volume weighted average price of our common stock on the American Stock Exchange exceeds $1.15 by more than 200% for 15 consecutive trading days, we have the option to cause the Purchasers to convert the then outstanding principal amount of the March 2004 Debentures into our common stock at the conversion price then in effect.

         We also issued the Purchasers two warrants as follows: (1) Series A Warrants to purchase up to an aggregate of 1,043,479 shares of our common stock at an exercise price of $1.15 per share with a five-year term, exercisable at anytime after September 16, 2004, subject to adjustment if the we offer or sell any securities for an effective per share price that is less than the then current exercise price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections and (2) Series B Warrants to purchase up to 8,500,000 shares of our common stock with an exercise price of $5 per share, these warrants are immediately exercisable and expire on the earlier of the six-month anniversary of the effective date of a registration statement that is required to be filed or 18 months from March 15, 2004, subject to adjustment upon the issuance or sale of securities in a public offering for an effective per share price that is less than the then-current exercise price and upon the trigger of other customary anti-dilution protections.

         For a period of one hundred eighty (180) days following the date the registration statement is declared effective ("Effective Date"), each Purchaser has the right, in its sole discretion, to elect to purchase such Purchaser's pro rata portion of additional Debentures and Series A Warrants for an aggregate purchase price of up to $2.0 million in a second closing (the "Second Closing"). The terms of the Second Closing shall be identical to the terms set forth in the Purchase Agreement and related documents, except that, the conversion price for the additional debentures and the exercise price for the additional warrants shall be equal to 115% of the ten day average of the daily volume weighted average price of our common stock on the American Stock Exchange preceding the Second Closing ("Second Closing Price"). The Series A Warrant coverage for the Second Closing shall be 40% of each Purchaser's subscription amount in the Second Closing divided by the Second Closing Price.

         For a period of one hundred eighty (180) days following the Effective Date, if the daily volume weighted average price of our common stock for twenty
(20) consecutive trading days exceeds $2.00, subject to adjustment, we may, on one occasion, in our sole determination, require the Purchasers to purchase each such Purchaser's pro rata portion of additional debentures and Series A Warrants for an aggregate purchase price of up to $2.0 million. Any such additional investment shall be under the terms set forth in the Purchase Agreement and related documents, except that, the conversion price for the additional debentures and the exercise price for the additional warrants shall be equal to the then current conversion price and warrant exercise price for the March 2004 Debentures and warrants purchased on March 15, 2004.

         For a period of six (6) months following the Effective Date, the Purchasers have a right of first refusal to participate in certain future financings by us involving the sale of our common stock or equivalent securities. The Purchasers were also granted registration rights under a Registration Rights Agreement dated March 15, 2004, pursuant to which we were required to file a registration statement respecting the common stock issuable upon the conversion of the debentures and exercise of the warrants within thirty
(30) days after March 15, 2004, and to use best efforts to have the registration statement declared effective at the earliest date. If a registration statement was not filed within such thirty (30) day period or declared effective within such ninety (90) day period (or within one hundred twenty (120) days in the event of a full review by the SEC), we became obligated to pay liquidated damages to the Purchasers equal to 2% per month of each such Purchasers' subscription amount under the Purchase Agreement plus the value of any warrants issued pursuant to the Purchase Agreement then held by such Purchaser. Omicron and Midsummer waived their registration rights with respect to the shares issuable upon exercise of the Series B Warrant. The registration statement has not been filed as of June 15, 2004; therefore, $120,000 in liquidated damages has been accrued and included in accrued expenses at March 31, 2004.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.32 and our stock price of the date of issuance of the debentures was recorded as interest expense. It was recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first became convertible. We recognized this interest expense of $265,000 in the fiscal year ended March 31, 2004.

         We allocated the proceeds received from convertible debt with detachable warrants using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrants was $720,000 and is being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $14,000 in the fiscal year ended March 31, 2004.

         In March 2003, we entered into a Securities Purchase Agreement for the sale of convertible debentures (the "March '03 Debentures") to Omicron, Midsummer and Islandia, L.P. ("Islandia") for the total proceeds of $3.5 million. The March '03 Debentures were convertible into shares of our common stock at a conversion price of $1.02 per share. The March '03 Debentures were due to mature in May 2005 and bore an interest rate of 9% per annum. Interest was payable on a quarterly basis beginning June 1, 2003, at our option, in cash or shares of common stock. If certain conditions were met, we had the right, but not the obligation, to redeem the debentures at 110% of their face value, plus accrued interest. Commencing in February 2004, we would have been obligated to redeem $219,000 per month of the debenture. In August 2003, the daily volume weighted average price of our common stock on the American Stock Exchange exceeded $1.02 by more than 200% for 15 consecutive trading days; therefore, we exercised the option to cause the investors to convert their debentures into common stock. As a result, all outstanding balances of the March '03 Debentures were converted into an aggregate of 3,419,304 shares of our common stock during the second quarter of fiscal year ended March 31, 2004.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the notes was considered to be interest expense. It was recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first became convertible. We recognized interest expense of $715,000 against the extra-ordinary gain of debt forgiveness, related to the payoff of our debt to the Union Bank of California, in the accompanying statement of operations for the fiscal year ended March 31, 2003.

         Omicron, Midsummer and Islandia also received warrants to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.02 per share. The warrants expire five years from the date of issuance. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was $625,000 and was being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $144,000 in the fiscal year ended March 31, 2004. At the date of the conversion of the debentures to equity, $481,000 of the expense remained unamortized and has been debited to additional paid in capital. The value of the detachable warrants of $481,000 had been recorded as an offering cost in the fiscal year ended March 31, 2004. As such, there is no effect on our statement of operations.

         In April 2003, we entered into a Securities Purchase Agreement with MBSJ, LLC for a sale of convertible debenture (the "April '03 Debenture"). The debenture was convertible into shares of our common stock at a conversion price of $1.02 per share, for the total proceeds of $400,000. Interest was due on a quarterly basis commencing on June 1, 2003, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we would have been obligated to redeem $20,000 per month of the debenture. The April '03 Debenture was due to mature in October 2005. In August 2003, the daily volume weighted average price of our common stock on the American Stock Exchange exceeded $1.02 by more than 200% for 15 consecutive trading days; therefore, we exercised the option to cause the investors to convert their debentures into common stock. As a result, all outstanding balance of the April '03 Debenture was converted into 390,777 shares of our common stock during the second quarter of fiscal year ended March 31, 2004.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the notes was considered to be interest expense. It was recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first became convertible. We recognized interest expense of $69,000 in the fiscal year ended March 31, 2004.

         The April '03 Debenture was accompanied by a five-year warrant to purchase 156,311 shares of our common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $63,000 and was being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $11,000 in the fiscal year ended March 31, 2004. At the date of the conversion of the debenture to equity, $52,000 of the expense remained unamortized and has been debited to additional paid in capital. The value of the detachable warrants of $52,000 has been recorded as an offering cost in the fiscal year ended March 31, 2004. As such, there is no effect on our statement of operations.

         In May 2003, we entered into an agreement with Crestview Capital Fund I, L.P., Crestview Capital Fund II, L.P. and Crestview Capital Offshore Fund, Inc. (collectively, the "Crestview Investors") for the sale of 9% debentures, convertible into shares of our common stock at a conversion price of $1.02 for the gross proceeds of $300,000 (the "May '03 Debentures"). Interest was due on a quarterly basis commencing on June 1, 2003, payable in cash or shares of common stock at our option. The debentures were due to mature in May 2005. Commencing on February 1, 2004, we would have been obligated to redeem $19,000 per month of the debentures. In August 2003, the daily volume weighted average price of our common stock on the American Stock Exchange exceeded $1.02 by more than 200% for 15 consecutive trading days; therefore, we exercised the option to cause the investors to convert their debentures into common stock. As a result, all outstanding balance of the May '03 Debentures were converted into an aggregate of 293,083 shares of our common stock in the second quarter of fiscal year ended March 31, 2004.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures was recorded as interest expense. We recognized this interest expense of $38,000 in the fiscal year ended March 31, 2004.

         The May '03 Debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants is $39,000 and was being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $5,000 in the fiscal year ended March 31, 2004. At the date of the conversion of the debentures to equity, $34,000 of the expense remained unamortized and has been debited to additional paid in capital. The value of the detachable warrants of $34,000 had been recorded as an offering cost at March 31, 2004. As such, there is no effect on our statement of operations.

         In connection with the financing in June 2003, we also issued five-year warrants to purchase 375,000 shares of common stock at an exercise price of $1.65 to Omicron, Midsummer, Islandia and the Crestview Investors in order to obtain their requisite consents and waivers of rights they possessed to participate in the financing. We filed a registration statement covering shares sold and warrants issued in connection with this transaction. In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the notes was considered to be interest expense. It was recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first became convertible. We recognized interest expense of $69,000 in the fiscal year ended March 31, 2004.

COMMON STOCK INSTITUTIONAL INVESTORS

         On June 27, 2003, we sold an aggregate of 5,275,000 shares of common stock at a $1.50 per share to various institutional investors in a private placement transaction for an aggregate purchase price of $7.9 million (the "June 27, 2003 PIPE Transaction").

         On November 7, 2003, we sold an aggregate of 3,180,645 shares of common stock at a price of $1.55 per share to various institutional investors in a private placement transaction for an aggregate purchase price of $4.9 million (the "November 7, 2003 PIPE Transaction" and together with the June 27, 2003 PIPE Transaction, the "PIPE Transactions"). We also granted registration rights to the PIPE Transactions investors under registration rights agreements in which we agreed to file registration statements with the SEC for the resale of the shares sold in the PIPE Transactions. A registration statement covering the shares sold in the June 27, 2003 PIPE Transaction was declared effective by the SEC on September 26, 2003. A registration statement covering shares sold in the November 7, 2003 PIPE Transaction was declared effective by the SEC on February 3, 2004.

         In connection with the PIPE Transactions, we paid Roth Capital, as placement agent, an aggregate of $812,000 as cash compensation and five-year warrants to purchase an aggregate of 809,565 shares of common stock, 527,500 shares at $1.65 per share and 282,065 shares at $1.71 per share. We also granted Roth Capital 115,226 shares of our common stock in connection with the November 7, 2003 PIPE Transaction. In connection with the June 27, 2003 PIPE Transaction we also issued warrants to purchase 375,000 shares of common stock at an exercise price of $1.65 to Midsummer, Omicron, Islandia and the Crestview Investors, all holders of the March 2003 Debentures, in order to obtain their requisite consents and waivers of rights they possessed to participate in the June 27, 2003 PIPE Transaction. In accordance with the warrant agreements, these warrants were adjusted to $1.55 due to the sale of common stock at that price on November 7, 2003 and further adjusted to $1.32 due to the sale of March 2004 Debentures on March 15, 2004. We also issued an additional 1,509,227 shares of common stock to the November 7, 2003 PIPE investors in connection with the sale of March 2004 Debentures on March 15, 2004 pursuant to anti-dilution provision in the securities purchase agreement for the November 7, 2003 PIPE Transaction.

CONTRACTUAL OBLIGATIONS

         The following table summarizes our contractual obligations, including purchase commitments at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                         PAYMENT DUE BY PERIOD
                                                         ---------------------
                                                       LESS THAN
CONTRACTUAL CASH OBLIGATIONS                  TOTAL     1 YEAR    -13 YEARS    3-5 YEARS   THEREAFTER
----------------------------                  -----     ------    ---------    ---------   ----------
                                                               (in thousands)
Long-term debt obligations                  $ 3,371     $   723     $ 2,648     $    --     $    --
Capital lease obligations                       274         182          91          --          --
Operating leases                             10,678       1,786       2,277       1,922       4,693
Purchase obligations                            862         852          10          --          --
                                            --------    --------    --------    --------    ---------

     Total contractual cash obligations     $15,185     $ 3,543     $ 5,026     $ 1,922     $ 4,693
                                            ========    ========    ========    ========    =========

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

                  We license software under non-cancelable agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", updated by SAB's 103 and 104, "Update of Codification of Staff Accounting Bulletins", and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

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

                  Customer support services include post-contract support and the rights to unspecified upgrades and enhancements. Maintenance revenues from ongoing customer support services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the maintenance period. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon vendor-specific objective evidence of fair value.

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

         o        VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL.
                  Starting fiscal 2003, we adopted SFAS No. 142 resulting in a change in the way we value long-term intangible assets and goodwill. We completed an initial transitional analysis of goodwill impairment as of April 1, 2002 and recorded an impairment of $0.6 million as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

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

                  For our intangible assets with finite lives, including our capitalized software and non-compete agreements, we assess impairment at least annually or whenever events and circumstances suggest the carrying value of an asset may not be recoverable based on the net future cash flows expected to be generated from the asset on an undiscounted basis in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". When we determine that the carrying value of intangibles with finite lives may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

         o APPLICATION DEVELOPMENT. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Technological Feasibility has occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized, in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed".

         o STOCK-BASED COMPENSATION. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, we do not record compensation expense for shares issued under our employee stock purchase plan. As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", we account for costs of stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, discloses the pro forma effect on net income
                  (loss) and related per share amounts using the fair-value method defined in SFAS No. 123, updated by SFAS No. 148.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 further clarifies accounting for derivative instruments. The adoption of this statement did not have a material impact on our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

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

WE INCURRED LOSSES FOR FISCAL YEARS 2004, 2003 AND  2002.

         We incurred losses of $4.2 million, $2.7 million and $14.7 million in the fiscal years ended March 31, 2004, 2003, and 2002 respectively. The losses in the past three years have generally been due to difficulties completing sales for new application software licenses, the resulting change in sales mix toward lower margin services, and debt service expenses. We will need to generate additional revenue to achieve profitability in future periods. If we are unable to achieve profitability, or maintain profitability if achieved, our business and stock price may be adversely effected and we may be unable to continue operations at current levels, if at all.

WE HAD NEGATIVE WORKING CAPITAL IN PRIOR FISCAL YEAR, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

         At March 31, 2003, we had negative working capital of $4.1 million. We have had difficulty meeting operating expenses, including interest payments on debt, lease payments and supplier obligations. We have at times deferred payroll for our executive officers, and borrowed from related parties to meet payroll obligations. We have extended payment terms with our trade creditors wherever possible.

         As a result of extended payment arrangements with suppliers, we may be unable to secure products and services necessary to continue operations at current levels from these suppliers. In that event, we will have to obtain these products and services from other parties, which could result in adverse consequences to our business, operations and financial condition, and we may be unable to obtain these products from other parties on terms acceptable to us, if at all.

OUR NET SALES HAVE DECLINED IN RECENT FISCAL YEARS. WE EXPERIENCED A SUBSTANTIAL DECREASE IN APPLICATION SOFTWARE LICENSE SALES. OUR GROWTH AND PROFITABILITY IS DEPENDENT ON THE SALE OF HIGHER MARGIN LICENSES.

         Our net sales decreased by 2% in the fiscal year ended March 31, 2004, compared to the fiscal year ended March 31, 2003. Our net sales decreased by 16% in the fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002. We experienced a substantial decrease in application license software sales in fiscal year 2003 and 2002, which typically carry a much higher margin than other revenue sources. We must improve new application license sales to become profitable. We have taken steps to refocus our sales strategy on core historic competencies, but our typically long sales cycles make it difficult to evaluate whether and when sales will improve. We cannot be sure that the decline in sales has not been due to factors which might continue to negatively affect sales.

OUR FINANCIAL CONDITION MAY INTERFERE WITH OUR ABILITY TO SELL NEW APPLICATION SOFTWARE LICENSES.

         Future sales growth may depend on our ability to improve our financial condition. Our past financial condition has made it difficult for us to complete sales of new application software licenses. Because our applications typically require lengthy implementation and extended servicing arrangements, potential customers require assurance that these services will be available for the expected life of the application. These potential customers may defer buying decisions until our financial condition improves, or may choose the products of our competitors whose financial conditions are, or are perceived to be, stronger. Customer deferrals or lost sales will adversely affect our business, financial conditions and results of operations.

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

OUR OPERATING RESULTS AND REVENUES HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, which are outside of our control including: the size and timing of orders, the general health of the retail industry, the length of our sales cycles and technological changes. If revenue declines in a quarter, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, application development and general and administrative expenses do not change significantly with variations in revenue in a quarter. It is likely that in some future quarter our net sales or operating results will be below the expectations of public market analysts or investors. If that happens, our stock price will likely decline.

         Further, due to these fluctuations, we do not believe period to period comparisons of our financial performance are necessarily meaningful nor should they be relied on as an indication of our future performance.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

         Our cash from operations has not been sufficient to meet our operational needs, and we have relied on capital from related parties. A company affiliated with Donald S. Radcliffe, our former director, made short-term loans to us in fiscal 2002 and in fiscal 2003 to meet payroll. Softline Limited ("Softline") loaned us $10 million to make a required principal payment on our Union Bank term loan in July 2000. A subsidiary of Softline loaned us an additional $600,000 in November 2000 to meet working capital needs. This loan was repaid in February 2001, in part with $400,000 we borrowed from Barry M. Schechter, our former Chairman. We borrowed an additional $164,000 from Mr. Schechter in March 2001, which was repaid in July 2001, for operational needs related to our Australian subsidiary.

         We may not be able to obtain capital from related parties in the future. No officer, director, stockholder or related party is under any obligation to provide cash to meet our future liquidity needs.

WE MAY NEED TO RAISE CAPITAL TO GROW OUR BUSINESS. OBTAINING THIS CAPITAL COULD IMPAIR THE VALUE OF YOUR INVESTMENT.

         We may need to raise capital to:

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

         Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 84% of our total assets as of March 31, 2004. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline.

         Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

         Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 17%, 12% and 9% of our net sales from continuing operations were outside North America, principally in Australia and the United Kingdom, in the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

HISTORICALLY WE HAVE BEEN DEPENDENT ON A SMALL NUMBER OF CUSTOMERS FOR A SIGNIFICANT AMOUNT OF OUR BUSINESS.

         QQQ Systems Ltd. ("QQQ Systems") accounted for 18% of our net sales for the fiscal year ended March 31, 2004. The software license sale to QQQ Systems was a one-time transaction. Toys "R" Us ("Toys") accounted for 7%, 31% and 47% of our net sales from continuing operations for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. In November 2003, Toys terminated their software development and services agreement with us. We cannot provide any assurances that QQQ Systems or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

IF WE LOSE THE SERVICES OF ANY MEMBER OF OUR SENIOR MANAGEMENT OR KEY TECHNICAL AND SALES PERSONNEL, OR IF WE ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED.

         We are heavily dependent on our President and Chief Operating Officer, Michael Tomczak and our Chief Technology Officer, Jeffrey Boone. We are also heavily dependent on our former Chairman, Barry Schechter, who remains as a consultant to us. We do not have a written consulting agreement with Mr. Schechter. We also believe our future success will depend largely upon our ability to attract and retain highly-skilled software programmers, managers, and sales and marketing personnel. Competition for personnel is intense, particularly in international markets. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We compete against numerous companies, including larger, more established companies, for our personnel. We may not be successful in attracting or retaining skilled sales, technical and managerial personnel, which could negatively affect our financial performance and cause our stock price to decline.

WE ARE DEPENDENT ON THE RETAIL INDUSTRY, AND IF ECONOMIC CONDITIONS IN THE RETAIL INDUSTRY FURTHER DECLINE, OUR REVENUES MAY ALSO DECLINE. RETAIL SALES HAVE BEEN AND MAY CONTINUE TO BE SLOW.

         Our future growth is critically dependent on increased sales to the retail industry. We derive the substantial majority of our revenues from the licensing of software applications and the performance of related professional and consulting services to the retail industry. The retail industry as a whole is currently experiencing increased competition and weakening economic conditions that could negatively impact the industry and our customers' ability to pay for our products and services. In addition, the retail industry may be consolidating, and it is uncertain how consolidation will affect the industry. Such consolidation and weakening economic conditions have in the past, and may in the future, negatively impact our revenues, reduce the demand for our products and may negatively impact our business, operating results and financial condition. Specifically, uncertain economic conditions and the specter of terrorist activities have adversely impacted sales of our software applications, and we believe mid-tier specialty retailers may be reluctant during the current economic climate to make the substantial infrastructure investment that generally accompanies the implementation of our software applications, which may adversely impact our business.

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

         We could be forced to reduce prices and suffer reduced margins and market share due to increased competition from providers of offerings similar to, or competitive with, our applications, or from service providers that provide services similar to our services. Competition could also render our technology obsolete. For a further discussion of competitive factors in our industry, see "Description of Business - Competition" below.

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

OUR PROPRIETARY RIGHTS OFFER ONLY LIMITED PROTECTION AND OUR COMPETITORS MAY DEVELOP APPLICATIONS SUBSTANTIALLY SIMILAR TO OUR APPLICATIONS AND USE SIMILAR TECHNOLOGIES WHICH MAY RESULT IN THE LOSS OF CUSTOMERS. WE MAY HAVE TO INITIATE COSTLY LITIGATION TO PROTECT OUR PROPRIETARY RIGHTS.

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

OUR APPLICATIONS MAY BE SUBJECT TO CLAIMS THEY INFRINGE ON THE PROPRIETARY RIGHTS OF THIRD PARTIES, WHICH MAY EXPOSE US TO LITIGATION.

         We may become subject to litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and we do not know if we will have the necessary financial resources to defend or prosecute our rights in connection with any such litigation. Responding to and defending claims related to our intellectual property rights, even ones without merit, can be time consuming and expensive and can divert management's attention from other business matters. In addition, these actions could cause application delivery delays or require us to enter into royalty or license agreements. Royalty or license agreements, if required, may not be available on terms acceptable to us, if they are available at all. Any or all of these outcomes could have a material adverse effect on our business, operating results and financial condition.

DEVELOPMENT AND MARKETING OF OUR OFFERINGS DEPENDS ON STRATEGIC RELATIONSHIPS WITH OTHER COMPANIES. OUR EXISTING STRATEGIC RELATIONSHIPS MAY NOT ENDURE AND MAY NOT DELIVER THE INTENDED BENEFITS, AND WE MAY NOT BE ABLE TO ENTER INTO FUTURE STRATEGIC RELATIONSHIPS.

         Since we do not possess all of the technical and marketing resources necessary to develop and market our offerings to their target markets, our business strategy substantially depends on our strategic relationships, including licensing software and technology that is integrated into our applications. While some of these relationships are governed by contracts, most are non-exclusive and all may be terminated on short notice by either party. If these relationships terminate or fail to deliver the intended benefits, our development and marketing efforts will be impaired and our revenues may decline. We may not be able to enter into new strategic relationships, which could put us at a disadvantage to those of our competitors which do successfully exploit strategic relationships.

OUR PRIMARY COMPUTER AND TELECOMMUNICATIONS SYSTEMS ARE IN A LIMITED NUMBER OF GEOGRAPHIC LOCATIONS, WHICH MAKES THEM MORE VULNERABLE TO DAMAGE OR INTERRUPTION. THIS DAMAGE OR INTERRUPTION COULD HARM OUR BUSINESS.

         Substantially all of our primary computer and telecommunications systems are located in two geographic areas, and these systems are vulnerable to damage or interruption from fire, earthquake, water damage, sabotage, flood, power loss, technical or telecommunications failure or break-ins. Our insurance may not adequately compensate us for our lost business and will not compensate us for any liability we incur due to our inability to provide services to our customers. Although we have implemented network security measures, our systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These disruptions could lead to interruptions, delays, loss of data or the inability to service our customers. Any of these occurrences could impair our ability to serve our customers and harm our business.

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

         We are not currently aware of any material defects in our applications that might give rise to future lawsuits. However, errors or integration problems may be discovered in the future. Such defects, errors or difficulties could result in loss of sales, delays in or elimination of market acceptance, damage to our brand or to our reputation, returns, increased costs and diversion of development resources, redesigns and increased warranty and servicing costs. In addition, third-party products, upon which our applications are dependent, may contain defects which could reduce or undermine entirely the performance of our applications.

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

         On November 14, 2003, the Sage Group acquired substantially all of the assets of Softline, including Softline's 141,000 shares of our Series A Convertible Preferred Stock which are convertible into 18,905,269 shares of our common stock within 60 days of June 1, 2004, 8,923,915 shares of our common stock and options to purchase 71,812 shares of our common stock. The Sage Group beneficially owns approximately 38.2% of our outstanding common stock, including shares the Sage Group has the right to acquire upon conversion of its Series A Convertible Preferred Stock and exercise of its outstanding options. Although the Series A Convertible Preferred Stock is non-voting as to most matters and is redeemable by us, if the Sage Group converts its Series A Convertible Preferred Stock to common stock, it may have effective control over all matters affecting us, including:

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

THE SAGE GROUP'S POTENTIAL INFLUENCE ON US COULD MAKE IT DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, WHICH COULD DEPRESS OUR STOCK PRICE.

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

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE.

         The market price of our common stock has been, and is likely to continue to be, volatile. When we or our competitors announce new customer orders or services, change pricing policies, experience quarterly fluctuations in operating results, announce strategic relationships or acquisitions, change earnings estimates, experience government regulatory actions or suffer from generally adverse economic conditions, our stock price could be affected. Some of the volatility in our stock price may be unrelated to our performance. Recently, companies similar to ours have experienced extreme price fluctuations, often for reasons unrelated to their performance. For further information on our stock price trends, see "Price Range of Common Stock" below.

WE HAVE NEVER PAID A DIVIDEND ON OUR COMMON STOCK AND WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

         We have not previously paid any cash or other dividend on our common stock. We anticipate that we will use our earnings and cash flow for repayment of indebtedness, to support our operations, and for future growth, and we do not have any plans to pay dividends on our common stock in the foreseeable future. Holders of our Series A Convertible Preferred Stock are entitled to dividends in preference and priority to common stockholders. Future equity financing(s) may further restrict our ability to pay dividends.

THE TERMS OF OUR PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

         We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. We issued 141,000 shares of Series A Convertible Preferred Stock in May 2002 and 2,517,232 shares of Series B Convertible Preferred Stock in June 2004. Our board of directors may determine the terms of subsequent series of preferred stock without further action by our stockholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. We are actively seeking capital, and some of the arrangements we are considering may involve the issuance of preferred stock.

FAILURE TO COMPLY WITH THE AMERICAN STOCK EXCHANGE'S LISTING STANDARDS COULD RESULT IN OUR DELISTING FROM THAT EXCHANGE AND LIMIT THE ABILITY TO SELL ANY OF OUR COMMON STOCK.

         Our stock is currently traded on the American Stock Exchange. The Exchange has published certain guidelines it uses in determining whether a security warrants continued listing. Pursuant to these guidelines the Exchange will consider suspending trading in a listed security or delisting a security when, in the opinion of the Exchange: (i) the financial condition and/or operating results of the issuer appear to be unsatisfactory; (ii) the aggregate market value of the security has become so reduced as to make further dealings on the Exchange inadvisable; (iii) the issuer has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company; (iv) the issuer has failed to comply with its listing agreements with the Exchange; or (v) any other event shall occur or any condition shall exist which makes further dealings on the Exchange unwarranted. As a result of our financial condition or other factors, the American Stock Exchange could in the future determine that our stock does not merit continued listing. If our stock were delisted from the American Stock Exchange, the ability of our stockholders to sell our common stock could become limited, and we would lose the advantage of some state and federal securities regulations imposing lower regulatory burdens on exchange-traded issuers.

SHARES ISSUABLE UPON THE EXERCISE OF OPTIONS OR WARRANTS, CONVERSION OF DEBENTURES OR DIVIDENDS ON CONVERTIBLE PREFERRED STOCK OR UNDER ANTI-DILUTION PROVISIONS IN CERTAIN AGREEMENTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

         We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future have exercise prices at below the market price of our stock. We currently have outstanding options and warrants for 28,965,623 shares as of June 1, 2004. Of these options and warrants, as of June 1, 2004, 17,596,785 have exercise prices above the recent market price of $0.77 per share (as of June 1, 2004), and 11,368,838 have exercise prices at or below that recent market price.

         Our existing stock option plan currently has approximately 906,663 shares available for issuance as of June 1, 2004. Future options issued under the plan may have further dilutive effects.

         The issuance of additional shares pursuant to these options, warrants, convertible debentures or anti-dilution provisions will cause immediate and possibly substantial dilution to our stockholders. Further, subsequent sales of the shares in the public market could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

SUBSTANTIALLY ALL OF OUR AUTHORIZED COMMON STOCK IS ISSUED AND OUTSTANDING OR IS RESERVED FOR ISSUANCE PURSUANT TO EXERCISE OF OUTSTANDING OPTIONS OR WARRANTS OR CONVERSION OF DEBENTURES OR PREFERRED STOCK. OUR INABILITY TO ISSUE
ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE MAY LIMIT OUR ABILITY TO RAISE CAPITAL, ENTER STRATEGIC TRANSACTIONS AND SATISFY CONTRACTUAL OBLIGATIONS.

         Our authorized capital stock under our Amended and Restated Certificate of Incorporation is 100,000,000 shares of common stock, 53,974,532 of which were issued and outstanding as of June 1, 2004 and 5,000,000 shares of preferred stock consisting of 141,000 shares of Series A Preferred, all of which were issued and outstanding as of June 1, 2004, and 2,517,232 Series B Preferred Stock, all of which were issued and outstanding as of June 4, 2004. In addition, we have 43,856,654 shares of common stock reserved for issuance upon exercise of options or warrants or conversion of debentures or preferred stock. As a result, we only have 2,168,814 authorized shares of common Stock that are not reserved and that may be issued for any future business purposes. We intend to submit a proposal to amend our Certificate of Incorporation to increase the number of shares of Common Stock we are authorized to issue from 100,000,000 to 250,000,000 to our stockholders at our next annual meeting and certain of our stockholders and members of management have signed voting agreements obligating them to vote their shares in favor of such amendment at the meeting. However, there can be no assurances that such a proposal will be approved by the requisite vote of the stockholders. If we are unable to increase our authorized Common Stock our ability to obtain additional capital through sales of our common stock, to engage in acquisitions or other strategic transactions and to satisfy contractual commitments will be severely limited.

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE OUR OPERATIONS WITH PAGE DIGITAL OR RTI OR REALIZE ALL OF THE ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

         On January 30, 2004, we acquired Page Digital and on June 1, 2004, we acquired Retail Technologies, Inc. (see "Recent Transactions" below). These acquisitions involve integrating two companies that previously operated independently into Island Pacific. These integrations will be complex, costly and time-consuming processes. The difficulties of combining these companies' operations include, among other things:

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

BUSINESS RISKS FACED BY PAGE DIGITAL COULD DISADVANTAGE OUR BUSINESS.

         Page Digital is a developer of multi-channel commerce software and faces several business risks that could disadvantage our business.These risks include many of the risks that we face, described above, as well as:

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

BUSINESS RISKS FACED BY RTI COULD DISADVANTAGE OUR BUSINESS.

         RTI is a provider of retail management store solutions to small through mid-tier retailers via an international network of retailers and faces several business risks that could disadvantage our business. These risks include many of the risks that we face, described above, as well as:

         o RTI FACES INTENSE COMPETITION IN THE RETAIL POINT OF SALE INDUSTRY - RTI operates in an extremely competitive industry, which is subject to rapid technological and market changes. We anticipate that the competition will increase as more companies focus on providing technology solutions to small and mid-tier retailers. Many of our current and potential competitors, such as Microsoft, have more resources to devote to product development, marketing and distribution. While RTI believes that it has competitive strengths in its market, there can be no assurance that RTI will continue to compete successfully against larger more established competitors.

         o RTI IS DEPENDENT ON THEIR VALUE-ADDED RESELLLERS (VARS) - RTI does not have a direct sales force and relies on VARs to distribute and sell its products. RTI currently has approximately 67 VARs - 27 in North America, 7 in South America, 11 in Asia, 19 in Europe and the Middle East, 1 in Africa, and 1 each in Australia and New Zealand. Combined, RTI's four largest VARs account for approximately 35% of its revenues, although no one is over 15%. RTI's VARs are independently owned businesses and there can be no assurance that one or more will not go out of business or cease to sell RTI products. Until a replacement VAR could be recruited, and trained, or until an existing VAR could expand into the vacated territory, such a loss could result in a disruption in RTI's revenue and profitability. Furthermore, there can be no assurance that an adequate replacement could be located.

         o A PROLONGED SLOWDOWN IN THE GLOBAL ECONOMY COULD ADVERSELY IMPACT RTI'S REVENUES - A slowdown in the global economy might lead to decreased capital spending, fewer new retail business start ups, and slower new store expansion at existing retail businesses. Such conditions, even on a regional basis could severely impact one or more of RTI's VARs and result to a disruption in RTI's revenues, and profitability.

         o RTI'S PRODUCT MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, SO RTI'S SUCCESS DEPENDS HEAVILY ON ITS ABILITY TO DEVELOP AND INTRODUCE NEW APPLICATIONS AND RELATED SERVICES - We believe RTI's ability to succeed in its market is partially dependent on its ability to identify new product opportunities and rapidly, cost-effectively bring them to market. However, there is no guarantee that they will be able to gain market acceptance for any new products. In addition, there is no guarantee that one of RTI competitors will not be able to bring competing applications to market faster or market them more effectively. Failure to successfully develop new products, bring them to market and gain market acceptance could result in decreased market share and ultimately have a material adverse affect on RTI.

         o RTI DOES NOT HOLD ANY PATENTS OR COPYRIGHTS, ANY TERMINATION OF OR ADVERSE CHANGE TO RTI'S LICENSE RIGHTS COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS - RTI has a license to develop, modify, market, sell, and support its core technology from a third party. Any termination of, or disruption in this license could have a material adverse affect on RTI's business. Further, we believe that most of the technology used in the design and development of RTI's core products is widely available to others. Consequently, there can be no assurance that others will not develop, and market applications that are similar to RTI's, or utilize technologies that are equivalent to RTI's. Likewise, while RTI believes that its products do not infringe on any third party's intellectual property, there can be no assurance that they will not become involved in litigation involving intellectual property rights. If such litigation did occur, it could have a material adverse affect on RTI's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risks, which include changes in interest rates and changes in foreign currency exchange rate as measured against the U.S. dollar.

INTEREST RATE RISK

         We do not have financial instruments with variable interest rates or investment securities.

FOREIGN CURRENCY EXCHANGE RATE RISK

         We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 17%, 12% and 9% of our total net sales from continuing operations were denominated in currencies other than the U.S. dollar for the periods ended March 31, 2004, 2003 and 2002, respectively.

EQUITY PRICE RISK

         We have no direct equity investments.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements at March 31, 2004, 2003 and 2002 and the reports of Singer Lewak Greenbaum & Goldstein LLP, independent accountants, are included in this report on pages beginning on F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Our management, including our principal executive officer and principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that were in effect at the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on March 31, 2004 were effective to ensure that all material information relating to us that is required to be included in the reports that we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There have been no changes in internal controls over financial reporting that were identified during the evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers, and their ages as of June 1, 2004, are as follows:

       NAME                    AGE              POSITION
       ----                    ---              --------

Michael Silverman (1) (2)      59         Chairman of the Board

Michael Tomczak                49         President, Chief Operating Officer
                                          and Director

Jeffrey Boone                  40         Chief Technology Officer

Ran Furman                     34         Chief Financial Officer

Steven Beck                    63         Executive Vice President - Product
                                          Visionary and Director

Lawrence Page                  49         Executive Vice President - Special
                                          Projects and Director

Ivan M. Epstein                43         Director

Ian Bonner (1) (2)             49         Director

Robert P. Wilkie               34         Director

David S. Joseph                55         Senior Vice President, Sales and
                                          Marketing

Kavindra Malik                 43         Executive Vice President, Product
                                          Management

Mike Dotson                    37         Managing Director, European Operations

         (1) Member of the Compensation Committee
         (2) Member of the Audit Committee

         Michael Silverman became a director in January 2001 and Chairman in February 2004. Mr. Silverman founded Advanced Remote Communications Solutions, Inc. (formerly known as Boatracs, Inc.) in 1990 and serves on its board of directors. He previously served as its Chairman until May 2002, and as Chief Executive Officer and President until October 1997, and from November 1999 to May 2002. Mr. Silverman is a Chartered Accountant (South Africa) and has an M.B.A. from Stanford University. Mr. Silverman is a member of the Audit and Compensation Committees.

         Michael Tomczak became our President, Chief Operating Officer and director in June 2004 after our acquisition of RTI. Mr. Tomczak served as RTI's CEO and President since December 2002 and its CFO for the previous two years. Mr. Tomczak has been an executive with high-growth firms for the past twelve years including having served as Chief Financial Officer of a publicly traded technology company. Previously, Mr. Tomczak served as head director of Ernst & Young's Sacramento office's Entrepreneurial Services Group. Mr. Tomczak holds a Bachelor of Science degree in business administration from Western Michigan University and is a Certified Public Accountant in both California and Michigan.

         Jeffrey Boone became the Chief Technical Officer of Island Pacific in June 2004, following the acquisition of RTI. Mr. Boone served as Chief Technical Officer since 2001. Previously, Mr. Boone served as VP of Products and Technology and later CIO for Objective Systems Integrators ("OSI"), before its acquisition by Agilent Technologies, where he directed product development and information services. Before joining OSI, he held key technical positions with Systems Center and IBM. Mr. Boone received his Bachelor of Science degree in computer science from California State University, Sacramento.

         Ran Furman joined Island Pacific in July 2003 from e.Digital Corporation where he served as Chief Financial Officer since 2001. Prior to that, he was a Managing Director at DP Securities, Inc. He was also a Senior Vice President at Jesup & Lamont Securities between 1995 and 2000, and previously held positions at Bank of Montreal/Nesbitt Burns and Deloitte & Touche. He was awarded a Bachelor of Arts from the University of Washington and an M.B.A. from Columbia Business School.

         Steven Beck became a director in April 2003. Mr. Beck currently serves as Executive Vice President - Product Visionary. He served as President from April 2003 to June 2004 and as Chief Operating Officer from April 2003 to February 2004. He had been President and Chief Operating Officer of our Retail Management Solutions division (formerly our Island Pacific division) from September 2002 to March 2003. Since January 2002, he had served as an independent consultant to various retailers. From March 1998 until January 2002, he was co-founder and Chief Operating Officer of Planalytics, the foremost provider of past and future weather analytics to the retail industry, the inventor of ARTHUR (a trademark of JDA), the most widely installed Merchandise Planning System for retailers, an officer of The Limited, and President of Dennison TRG. Mr. Beck received a B.A. from Adelphi University.

         Lawrence Page became a director in March 2004 after our acquisition of Page Digital. Mr. Page currently serves as Executive Vice President - Special Projects. He served as Chief Technology Officer from January 2004 to June 2004 and as Chief Operating Officer from February 2004 to June 2004. He is the former Chief Executive Officer and Chairman of the board of Page Digital, which he founded in 1980. Mr. Page has over 25 years of direct commerce experience. Mr. Page attended the California Institute of Technology for three years, when he departed to pursue his business interests in software.

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

         Ivan M. Epstein became a director of the Company in May 1998. He is Chief Executive Officer of Softline PTY Ltd, a subsidiary of Sage Group, plc. Softline PTY Ltd is one of the leading accounting software vendors in the world. Mr. Epstein co-founded Softline Limited in 1988 and served as its CEO and chairman until November 2003, when it was acquired by Sage Group plc.

         Robert P. Wilkie became a director in June 2002. He is Chief Financial Officer of Softline PTY Ltd, a subsidiary of Sage Group plc. Prior to this, Mr. Wilkie was CFO and director of Softline Limited, which he joined in 1997 as controller. Mr. Wilkie received a Bachelor of Commerce from the University of Cape Town in 1989 and Bachelor of Accounting from the University of Witwatersrand in 1992. Mr. Wilkie is a Chartered Accountant (South Africa).

         David S. Joseph became Senior Vice President of Sales and Marketing in January 2004 after our acquisition of Page Digital. He is the former Executive Vice President and director of Page Digital. Prior to joining Page Digital he served as senior Vice President of Sales at Computer Systems Dynamics, a software solution provider to the retail lumber and building materials industry, which he joined in 1980. At Page Digital, Mr. Joseph was responsible for establishing markets for new products through sales to major accounts such as IBM, Lands' End, FAO Schwarz and Hershey Foods. He received a B.A. in English from Michigan State University and has completed graduate level coursework in Computer Science.

         Kavindra Malik became Executive Vice President in May 2003. Mr. Malik served as Vice President from January 2003 to April 2003. Mr. Malik is responsible for the product vision and roadmap for Island Pacific unit. Prior to joining Island Pacific, Mr. Malik served as Vice President of Product Management for Spotlight Solutions from 2002. From 1997 to 2002, Mr. Malik was the Director of Retail and Consumer Goods Solutions Management for i2 Technologies. Mr. Malik received a Ph.D. in Decision Sciences from the University of Pennsylvania in 1988.

         Mike Dotson became Managing Director of our United Kingdom Operations in April 2001. Prior to that appointment, Mr. Dotson held various positions with Island Pacific's United Kingdom office since January 1998. Mr. Dotson received a B.A. in Political Science and Economy from University of California at Irvine in May 1988.

         There are no family relationships among the directors. There are no arrangements or understandings between any director and any other person pursuant to which that director was or is to be elected.

CODE OF ETHICS AND BUSINESS CONDUCT

         We have adopted a Code of Ethics and Business Conduct ("Code of Ethics") that applies to all of our employees, officers and directors. The Code of Ethics meets the requirements of the rules of the SEC.

BOARD COMMITTEES

         We have established a Compensation Committee and an Audit Committee.

         The Board of Directors formed a Compensation Committee in April 1998. The Compensation Committee's primary function is to establish the compensation policies and recommend compensation arrangements for senior management and directors to the Board of Directors. The Compensation Committee also recommends the adoption of compensation plans, in which officers and directors are eligible to participate, and the granting of stock options or other benefits to executive officers. The Compensation Committee is composed entirely of independent directors (as "independence" is defined in Section 121(A) of the listing standards of the American Stock Exchange). The Audit Committee is composed entirely of independent directors. Current members of the Compensation Committee are Ian Bonner and Michael Silverman. The Compensation Committee met 4 times during the fiscal year ended March 31, 2004

         The Board of Directors also formed an Audit Committee in April 1998. The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its responsibilities for our financial reporting. The Audit Committee recommends the engagement and discharge of independent auditors, reviews the audit plan and the results of the audit with independent auditors, reviews the independence of the independent auditors, reviews internal accounting procedures and discharges such other duties as may from time to time be assigned to it by the Board of Directors. Current members of the Audit Committee are Ian Bonner and Michael Silverman. The Audit Committee met 4 times during Fiscal 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Ian Bonner and Michael Silverman served as the members of the Compensation Committee during Fiscal 2004. No member of our Compensation Committee has ever been an officer of the Company or any of its subsidiaries. During the last completed fiscal year, none of our executive officers served as a member of a compensation committee or board of directors of any entity that had one or more of its executive officers serving as a member of our Compensation Committee.

COMPENSATION OF DIRECTORS

         During Fiscal 2004, we issued the following options to purchase shares of our common stock to our directors: (a) Ian Bonner and Michael Silverman each 5,000 options at exercise price of $2.55 per share, 5,000 options at $2.17 per price, 5,000 options at $2.23 per share, 5,000 options at $1.34 per share and 5,000 options at $0.92 per share, vesting immediately; (b) Ivan Epstein 5,000 options with exercise price of $2.55 per share, 5,000 options at $2.17 per share and 5,000 options at $0.92 per share, vesting immediately; and (c) Robert Wilkie 5,000 options at exercise price of $2.55 per share, 5,000 options at $2.17 per share, 5,000 options at $1.34 per share and 5,000 options at $0.92 per share, vesting immediately. We also paid cash compensation totaling $154,000 to Barry Schechter, who served as the Chairman of the Board until July 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our officers, directors and persons who own more than 10% of a class of our securities registered under Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely on a review of copies of such reports furnished to us and written representations that no Form 5 report was required for the fiscal year ended March 31, 2004, we believe that all persons subject to the reporting requirements of Section 16(a) were complied with during the fiscal year ended March 31, 2004, except as follows: David Joseph was late in filing initial Form 3 report; Ivan Epstein and Robert Wilkie, each of whom were late in filing Form 4 reports reporting two grants of options to each such individual; Ian Bonner was late in filing Form 4 reports reporting three option grants, exercises of two options and sale of 30,000 shares; Michael Silverman was late in filing Form 4 reports reporting three option grants and shares gifted; Donald Radcliffe, our former director, was late in filing Form 4 reporting two option grants and exercise of an option; and Michael Lenaghan and George Brocco, our former officers, were late in filing Form 4 reports reporting two option grants to each such individual.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation for the last three fiscal years received by each person who served as Chief Executive Officer during the last completed fiscal year, the four other most highly compensated persons serving as executive officers at the end of the last completed fiscal year, and two other persons who were executive officers during the last completed fiscal year but were not executive officers at the end of the last completed fiscal year. These individuals are referred to as the "named executive officers."

                                                                                            LONG TERM
                                         ANNUAL COMPENSATION                              COMPENSATION
                           -----------------------------------------------------------    ------------
                                                                                           SECURITIES         ALL OTHER
     NAME AND                                                           OTHER ANNUAL        UNDERLYING      COMPENSATION
PRINCIPAL POSITION         YEAR       SALARY($)      BONUS($)          COMPENSATION($)     OPTIONS/SARS        ($) (1)
------------------         ----       ---------      --------          ---------------     ------------     -------------

Harvey Braun (2)           2004        598,000              --                --                   --               --
(Former Chief              2003        163,000              --                --            2,000,000               --
Executive Officer)

Steven Beck (3)            2004        651,000              --                --                   --               --
(Excecutive Officer)       2003        379,431              --                --            2,000,000               --

Ran Furman (4)             2004        100,000              --                --              100,000               --
(Chief Financial
Officer)

Kavindra Malik (5)         2004        212,000              --                --               20,000               --
(Executive Vice            2003         41,000          11,000                --               75,000               --
President)

Mike Dotson                2004        170,000              --                --                   --            7,000
(Vice President)           2003        154,000              --                --                   --            6,000
                           2002        143,000              --                --               25,000            5,000

Cheryl Valencia (6)        2004        121,000              --                --                   --               --
(Former Vice               2003         69,000          17,000                --               40,000               --
President)

George Brocco (7)          2004        169,000              --                --               50,000               --
(Former Vice
President)

---------

         (1) We also provide certain compensatory benefits and other non-cash compensation to the named executive officers. Except as set forth above, our incremental cost of all such benefits and other compensation paid in the years indicated to each such person was less than 10% of his or her reported compensation and also less than $50,000.
         (2) Mr. Braun was employed with us from January 2003 to May 2004.
         (3) Mr. Beck began his employment with us in October 2002.
         (4) Mr. Furman began his employment with us in August 2003.
         (5) Mr. Malik began his employment with us in January 2002.
         (6) Ms. Valencia was employed with us from September 2002 to November 2003.
         (7) Mr. Brocco was employed with us from May 2003 to May 2004.

STOCK OPTION GRANTS AND EXERCISES

         The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the named executive officers.

                                    OPTION GRANTS IN LAST FISCAL YEAR
                                                                                               POTENTIAL REALIZABLE VALUE
                                                                                                 AT ASSUMED ANNUAL RATES
                                                                                                     OF STOCK PRICE
                                                                                                 APPRECIATION FOR OPTION
                                            INDIVIDUAL GRANTS                                           TERM ($)
                       ----------------------------------------------------------------------- --------------------------
                                                                       EXERCISE OR
                       DATE OF        OPTIONS                         BASE PRICE    EXPIRATION
       NAME             GRANT        GRANTED(#)        % OF TOTAL        ($/SH.)       DATE            5%          10%
       ----             -----        ----------        ----------        -------       ----            --          ---
Ran Furman             08/04/03        94,041(1)           7.02%          3.19        08/04/13      189,000     478,000
Ran Furman             08/04/03         5,959(2)           0.44%          3.19        08/04/13       12,000      30,000
Kavindra Malik         05/01/03        20,000(1)           1.49%          0.98        05/01/13       12,000      31,000
George Brocco          05/16/03        40,000(1)           2.99%          1.12        05/16/13       28,000      71,000
George Brocco          06/10/03        10,000(1)           0.75%          2.17        06/10/13       14,000      35,000

(1) Options vest as to one-third of the shares on the first anniversary of the grant and the remaining two-thirds of the shares in 24 equal monthly installments after the first vesting date, subject to continuing service.

(2) Options granted outside of the plan and vest on the first anniversary of the grant, subject to continuing service.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

         The following table sets forth the information concerning the fiscal year end value of unexercised options held by the named executive officers. None of the named executive officers exercised options during the last fiscal year.

                             FISCAL YEAR END OPTION VALUES

                             NUMBER OF SECURITIES
                            UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED IN-THE-MONEY
                             OPTIONS AT FY END (#)                    OPTIONS AT FY END ($)
       NAME                EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE (1)
       ----                -------------------------              -----------------------------
Harvey Braun                     2,000,000/--                             1,460,000/--
Steven Beck                      1,620,754/--                             1,183,000/--
Ran Furman                        --/100,000                                  --/--
Kavindra Malik                   29,167/65,833                            8,000/14,000
Mike Dotson                      34,138/5,862                              6,000/2,000
George Brocco                      --/50,000                                  --/--

(1) Based upon the market price of $1.01 per share, determined on the basis of the closing sale price per share of our common stock on the American Stock Exchange on the last trading day of the 2004 fiscal year, less the option exercise price payable per share.

EMPLOYMENT AGREEMENTS

         We entered into an employment agreement with Lawrence Page on January 30, 2004. The term of the agreement is two years. Under the agreement, Mr. Page is entitled to $190,000 in annual compensation and was granted an option to purchase 200,000 shares of our common stock. Mr. Page's right to purchase 66,666 of the shares subject to the option shall vest on the first anniversary date of the agreement, thereafter, the option shall vest at the rate of 5,556 shares per month during the second year of this agreement. The remaining unvested option shares shall either: (i) vest at the second anniversary date of this agreement, or (ii) vest at the rate of 5,556 shares per month if Mr. Page continues to be our employee after the second anniversary date of this agreement in accordance with and subject to our current Stock Option Plan. If Mr. Page's employment with us is terminated without cause during the term of the agreement, he will receive severance in the amount of the greater of $190,000 or the balance of his base compensation for the remaining term of the agreement. We also entered a non-competition agreement with Mr. Page, pursuant to which Mr. Page agreed not to engage in any business or activity that in any way competes with us for a period of two years after the termination of his employment with us.

         We entered into an employment agreement with David S. Joseph on January 30, 2004. The term of the agreement is two years. Under the agreement, Mr. Joseph is entitled to $170,000 in annual compensation. He also received an option to purchase 150,000 shares of our common stock. Mr. Joseph's right to purchase 50,000 of the shares subject to the option shall vest at the first anniversary date of this agreement, thereafter, the option shall vest at the rate of 4,166 shares per month during the second year of this agreement. The remaining unvested options shall either: (i) vest at the second anniversary date of this agreement, or (ii) vest at the rate of 4,166 shares per month if Mr. Joseph continues to be employed by us after the second anniversary date of this agreement, all in accordance with and subject to our current Stock Option Plan. If Mr. Joseph's employment with us is terminated without cause during the term of the agreement, he will receive severance in the amount of the greater of $170,000 or the balance of his compensation payable over the remaining term of the agreement.

         We entered into an employment agreement with Michael Tomczak on June 1, 2004. The term of the agreement is two years. Under the agreement, Mr. Tomczak is entitled to $360,000 in annual compensation. He also received an option to purchase 1,772,354 shares of our common stock. Mr. Tomczak's right to purchase 886,178 of the shares subject to the option shall vest at the first anniversary date of this agreement, thereafter, the remaining option shall vest at the rate of 73,848 shares per month during the second year of this agreement. If Mr. Tomczak's employment with us is terminated without cause during the term of the agreement, he will receive severance in the amount of the lesser of $360,000 or the balance of compensation payable over the remaining term of the agreement, but in no event should the amount be less than $180,000. We also entered into non-competition agreement with Mr. Tomczak, pursuant to which Mr. Tomczak agreed not to engage in any business or activity that in any way competes with us for a period of two years after the termination of his employment with us.

         We entered into an employment agreement with Jeffrey Boone on June 1, 2004. The term of the agreement is two years. Under the agreement, Mr. Boone is entitled to $240,000 in annual compensation. He also received an option to purchase 1,572,354 shares of our common stock. Mr. Boone's right to purchase 786,179 of the shares subject to the option shall vest at the first anniversary date of this agreement, thereafter, the remaining option shall vest at the rate of 65,514 shares per month during the second year of this agreement. If Mr. Boone's employment with us is terminated without cause during the term of the agreement, he will receive severance in the amount of the lesser of $240,000 or the balance of his compensation payable over the remaining term of the agreement, but in no event should the amount be less than $120,000. We also entered into non-competition agreement with Mr. Boone, pursuant to which Mr. Boone agreed not to engage in any business or activity that in any way competes with us for a period of two years after the termination of his employment with us.

         We entered into an employment agreement with Barry M. Schechter effective October 1, 2000. Under the employment agreement, Mr. Schechter had the right to annual compensation of $325,000 for the first year of the agreement, $350,000 for the second year of the agreement and $375,000 for the third year of the agreement. In addition, Mr. Schechter was entitled to receive on each anniversary of the date of the agreement, an option to purchase the number of shares of common stock determined by dividing 150% of his base compensation for the prior year by the closing price of our common stock on the anniversary date. The agreement stated that options will be fully vested when issued and exercisable for ten years after the date of the grant. This agreement was terminated in July 2003 upon Mr. Schechter's resignation from the position of Chairman of the Board. Mr. Schechter remains as a consultant to us. .The expense for Mr. Schechter's consulting services was $295,000 in the fiscal year ended March 31, 2004.

LONG TERM INCENTIVE PLANS/BENEFIT OR ACTUARIAL PLANS

         We do not have any long-term incentive plans, as those terms are defined in SEC regulations. We have no defined benefit or actuarial plans covering any named executive officer.

STOCK INCENTIVE PLANS

         We have two stock incentive plans. Our Incentive Stock Option Plan ("1989 Plan") terminated in October 1999. It provided for issuance of incentive stock options to purchase up to 1,500,000 shares of common stock to employees. 438,735 of such shares remain subject to option as of June 1, 2004. The 1989 Plan was administered by the Board of Directors, which established the terms and conditions of each option grant.

         Our 1998 Incentive Stock Plan ("1998 Plan") authorizes the issuance of shares of common stock through incentive stock options, non-statutory options, stock bonuses, stock appreciation rights and stock purchase agreements. The 1998 Plan was amended in August 2000 to increase the number of shares reserved for issuance from 3,500,000 to 4,000,000. The August 2000 amendments authorized a further automatic annual increase in reserved shares to take place on the first trading day of each fiscal year. The amount of the automatic annual increase is 2% of the total number of shares of common stock outstanding on the last trading day of the immediately prior fiscal year. The automatic annual increase cannot however be more than 600,000 shares, and the Board may in its discretion provide for a lesser increase. The 1998 Plan was further amended in August 2002 to increase the number of shares reserved for issuance from 4,600,000 to 5,600,000. The August 2000 amendment also implemented a limit on stock awards to any one person in excess of 500,000 shares in any calendar year, which limit was increased to 1,000,000 shares in August 2002. Our stockholders approved the August 2000 amendment at our annual meeting held November 16, 2000 and the August 2002 amendment at our annual meeting held September 19, 2002. On April 1, 2003 and April 1, 2004, the automatic increase of 600,000 shares was effected, so that the total number of shares reserved under the 1998 Plan is currently 7,365,872. The exercise price of options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of the grant, in the case of incentive stock options, or 85% of the fair market value on the date of the grant, in the case of non-statutory stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows beneficial ownership of shares of our common stock as of June 1, 2004 (except as otherwise stated below) (i) by all persons known by us to beneficially own more than 5% of such stock, (ii) by each director, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group. Except as otherwise specified, the address for each person is 19800 MacArthur Boulevard, 12th Floor, Irvine, California 92612. As of June 1, 2004, there were 53,974,532shares of common stock outstanding. Each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws), except as stated below.

  Name and Address of                        Amount and Nature of
  Beneficial Owner (1)                       Beneficial Ownership                              Percent of Class*
----------------------                       --------------------                              ----------------

The Sage Group plc                                  27,900,996(2)                                    38.2%
Sage House
Benton Park Road
Newcastle upon Tyne NE7 7LZ, England

ICM Asset Management, Inc.                           2,766,275(3)                                     5.0%
601 W. Main Ave., Suite 600
Spokane, WA 99201

Omicron Master Trust                                 7,106,199(4)                                    11.6%
c/o Omicron Capital L.P.
810 Seventh Avenue, 39th Floor
New York, New York 10019

Midsummer Investments, Ltd.                          5,255,937(5)                                     8.9%
485 Madison Avenue
23rd Floor
New York, NY 10022

Michael Tomczak                                      3,775,848(6)                                     6.5%
Jeffrey Boone                                        3,775,848(6)                                     6.5%
Steven Beck                                          1,920,754(7)                                     3.5%
Harvey Braun                                         2,033,000(8)                                     3.6%
Kavindra Malik                                          95,278(9)                                      <1%


Mike Dotson                                             36,916(10)                                     <1%
Lawrence Page                                        1,755,784                                        3.3%

David S. Joseph                                        249,649                                         <1%

Michael Silverman                                       81,654(11)                                     <1%
345 S. Reeves Drive, #203
Beverly Hills, CA 90212

Ian Bonner                                             150,054(10)                                     <1%
5527 Inverrary Court
Dallas, Texas 75287

Ivan M. Epstein                                        151,388(10)                                     <1%
2 Victoria Eastgate Extension 13
Sandton 2148
South Africa

Robert P. Wilkie                                        42,222(10)                                     <1%
16 Commerce Crescent
Eastgate Extension 13
Sandton 2148
South Africa

All directors and executive officers as             14,068,395(12)                                   21.4%
a group (13 persons)

      * Percent of shares of common stock beneficially owned by each investor is based upon 53,974,532 shares of our common stock outstanding as of June 1, 2004, plus all shares of common stock issuable to such investor within 60 days of June 1, 2004 pursuant to outstanding options, warrants and preferred stock.

      (1) This table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares.

      (2) Includes 71,812 shares issuable pursuant to outstanding options exercisable within 60 days of June 1, 2004 and 18,905,269 shares issuable upon conversion of Series A Convertible Preferred Stock within 60 days of June 1, 2004, based on the July 1, 2004 conversion price of $0.87224.

      (3) In addition to 28,328 shares held by ICM Asset Management Inc., includes 851,627 shares held by Koyah Leverage Partners, L.P., 228,197 shares held by Koyah Partners, L.P., and 72,829 shares held by Raven Partners, L.P. Also includes 1,257,925 shares issuable upon exercise of outstanding warrants held by Koyah Leverage Partners, L.P., 309,784 shares issuable upon exercise of outstanding warrants held by Koyah Partners, L.P., and 12,535 shares issuable upon exercise of outstanding warrants held by Raven Partners, L.P. Koyah Ventures, LLC is the general partner of Koyah Leverage Partners, L.P., Koyah Partners, L.P. and Raven Partners, L.P., and as a result has shared voting and dispositive power over shares held by all three entities. Raven Ventures, LLC is an additional general partner of Raven Partners, L.P. and as a result has shared voting and dispositive power over shares held by Raven Partners, L.P. ICM Asset Management, Inc. is the investment advisor to Koyah Leverage Partners, L.P., Koyah Partners, L.P. and Raven Partners, L.P., and as a result has shared voting and dispositive power over shares held by all three entities. Also includes 5,050 shares held by other clients of ICM Asset Management, Inc. ICM Asset Management, Inc. has discretionary authority over these shares held by its other clients and as a result has shared voting and dispositive power over these shares. James M. Simmons is the managing member of Koyah Ventures, LLC and Raven Ventures, LLC and the President and Chief Investment Officer and the controlling stockholder of ICM Asset Management, Inc. and as a result has shared voting and dispositive power over shares held by Koyah Leverage Partners, L.P., Koyah Partners, L.P., Raven Partners, L.P., ICM Asset Management, Inc. and these other clients of ICM Asset Management, Inc. Each of these entities or persons disclaims beneficial ownership in these securities except to the extent of such entity's or person's pecuniary interest in these securities and disclaims membership in a group with any other entity or person within the meaning of Rule 13d-5(b)(1) under the Exchange Act.

      (4) Includes 5,708,441 shares issuable pursuant to outstanding warrants exercisable and 1,325,758 shares issuable upon conversion of the 9% Debenture within 60 days of June 1, 2004. Omicron Capital, L.P., a Delaware limited partnership ("Omicron Capital"), serves as investment manager to Omicron, a trust formed under the laws of Bermuda, Omicron Capital, Inc., a Delaware corporation ("OCI"), serves as general partner of Omicron Capital, and Winchester Global Trust Company Limited ("Winchester") serves as the trustee of Omicron. By reason of such relationships, Omicron Capital and OCI may be deemed to share dispositive power over the shares of our common stock owned by Omicron, and Winchester may be deemed to share voting and dispositive power over the shares of our common stock owned by Omicron. Omicron Capital, OCI and Winchester disclaim beneficial ownership of such shares of our common stock. Omicron Capital has delegated authority from the board of directors of Winchester regarding the portfolio management decisions with respect to the shares of common stock owned by Omicron and, as of April 21, 2003, Mr. Olivier H. Morali and Mr. Bruce T. Bernstein, officers of OCI, have delegated authority from the board of directors of OCI regarding the portfolio management decisions of Omicron Capital with respect to the shares of common stock owned by Omicron. By reason of such delegated authority, Messrs. Morali and Bernstein may be deemed to share dispositive power over the shares of our common stock owned by Omicron. Messrs. Morali and Bernstein disclaim beneficial ownership of such shares of our common stock and neither of such persons has any legal right to maintain such delegated authority. No other person has sole or shared voting or dispositive power with respect to the shares of our common stock owned by Omicron, as those terms are used for purposes under Regulation 13D-G of the Exchange Act, Omicron and Winchester are not "affiliates" of one another, as that term is used for purposes of the Exchange Act, or of any other person named in this prospectus as a selling stockholder. No person or "group" (as that term is used in Section 13(d) of the Exchange Act, or the SEC's Regulation 13D-G) controls Omicron and Winchester. Omicron's beneficial ownership is limited to 4.99% pursuant to limitations in the March 2004 Debentures and warrants sold on March 15, 2004.

      (5) Includes 4,308,698 shares issuable pursuant to outstanding warrants exercisable and 946,970 shares issuable upon conversion of the 9% Debenture within 60 days of June 1, 2004. Midsummer Capital, LLC is the investment manager to Midsummer. By virtue of such relationship, Midsummer Capital, LLC may be deemed to have dispositive power over the shares owned by Midsummer. Midsummer Capital, LLC disclaims beneficial ownership of such shares. Mr. Michel Amsalem and Mr. Scott Kaufman have delegated authority from the members of Midsummer Capital, LLC with respect to the shares of common stock owned by Midsummer. Messrs. Amsalem and Kaufman may be deemed to share dispositive power over the shares of our common stock owned by Midsummer. Messrs. Amsalem and Kaufman disclaim beneficial ownership of such shares of our common stock and neither person has any legal right to maintain such delegated authority. Midsummer's beneficial ownership is limited to 4.99% pursuant to limitations in the March 2004 Debentures and warrants sold on March 15, 2004.

      (6) Consist of shares issuable upon conversion of Series B Convertible Preferred Stock within 60 days of June 1. 2004.

      (7) Includes 1,620,754 shares of common stock issuable pursuant to outstanding options exercisable within 60 days of June 1, 2004.

      (8) Includes 2,000,000 shares of common stock issuable pursuant to outstanding option exercisable within 60 days of June 1, 2004. Mr. Braun terminated his employment with us effective May 11, 2004.

      (9) Includes 45,278 shares of common stock issuable pursuant to outstanding options exercisable within 60 days of June 1, 2004.

      (10) Consists of outstanding options exercisable within 60 days of June 1, 2004.

      (11) Includes 44,027 shares of common stock issuable pursuant to outstanding options exercisable within 60 days of June 1, 2004.

      (12) Includes 4,090,639 shares of common stock issuable pursuant to outstanding options exercisable and 7,551,696 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock within 60 days of June 1, 2004.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have two equity incentive plans under which our equity securities are or have been authorized for issuance to our employees or directors: the Incentive Stock Option Plan (1989 Plan), which terminated in October 1999, but under which options remain outstanding, and the 1998 Incentive Stock Plan (1998 Plan). Both the 1989 Plan and the 1998 Plan have been approved by our stockholders. In addition, from time to time we issue non-employee options and warrants to service providers to purchase shares of our common stock, and these grants have not been approved by our stockholders. The following table sets forth information as of March 31, 2004 concerning securities that are authorized under our equity compensation plans.

                                                                         (a)                 (b)                   (c)
                                                                                                                Number of
                                                                                                                securities
                                                                                                                remaining
                                                                                                              available for
                                                                      Number of                              future issuance
                                                                  securities to be      Weighted-average       under equity
                                                                     issued upon         exercise price        compensation
                                                                     exercise of         of outstanding           plans
                                                                     outstanding            options,            (excluding
                                                                      options,              warrants           securities
                                                                    warrants and             and               reflected in
       Plan Category                                                   rights                rights            column (a))
       -------------                                                   ------                                  -----------
       Equity compensation plans approved by security
         holders                                                      4,788,942              $1.70              2,336,826
       Equity compensation plans not approved by security
         holders                                                     18,382,245              $2.66                  --
                                                                     -----------             -----              ----------

            Total                                                    23,171,187              $2.46              2,336,826
                                                                     ===========             =====              ==========

(1) Does not include an automatic increase of 600,000 shares available for issuance under the 1998 Plan, which occurred April 1, 2004. After such increase, we had 2,936,826 shares available for grant under our 1998 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a description of transactions since April 1, 2003 to which we have been a party, in which any director, executive officer or holder of more than 5% of our common stock had or will have a direct or indirect interest, other than compensation arrangements with our directors and named executive officers described above under "Executive Compensation." Certain of these transactions will continue in effect and may result in conflicts of interest between the Company and such individuals. Although these persons may owe fiduciary duties to our stockholders, there is a risk that such conflicts of interest may not be resolved in our favor.

         On November 14, 2003, the Sage Group acquired substantially all the assets of Softline, who was our majority shareholder from October 1997 through November 2003, including 141,000 shares of our Series A Convertible Preferred Stock, 8,923,915 shares of our common stock and options exercisable for 71,812 shares of our common stock. As a result of this transaction the Sage Group became the beneficial owner of 41.7% of our outstanding common stock as of November 14, 2003 and remains the beneficial owner of 38.2% of our outstanding common stock as of March 31, 2004. On September 17, 2003, an aggregate of 500,000 shares of common stock, consisting of accrued dividends on the Series A Convertible Preferred Stock, were issued to institutional investors. Cumulative preferred dividends was $2.2 million as of June 1, 2004.

         The Sage Group was also assigned and assumed certain agreements of Softline, including the rights and obligations respecting and arising from the Option Agreement between Softline and Steven Beck, as trustee of a certain management group of the Company. Under the Option Agreement the Optionees had the right to purchase up to 8,000,000 shares of common stock of the Company and such number of shares of Series A Convertible Preferred Stock convertible into 17,125,000 shares of common stock of the Company. The right to exercise the Option was to be distributed as determined by the Company's Board to the Optionees, who may have included Mr. Beck and other members of the Company's management, as an incentive to continue service for the Company. The Option expired, unexercised, on March 24, 2004.

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

         In July 2002, the terms of the notes issued to the investors related to ICM were amended. The investors agreed to replace the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. We are required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. In December 2002, the investors agreed to extend the accrued interest payments on the new notes to September 30, 2003. The investors agreed to reduce accrued interest and late charges on the original notes by $16,000, and to accept the reduced amount in 527,286 shares of our common stock valued at $0.41 per share, which was the average closing price of our shares on the American Stock Exchange for the ten trading days prior to July 19, 2002. The new notes were convertible at the option of the holders into shares of common stock valued at $0.60 per share. In September 2003, the investors converted the outstanding balance and accrued interest totaling $1.4 million into 2,287,653 shares of our common stock.

         In July 2002, we also replaced the warrants previously issued to the investors related to ICM to purchase an aggregate of 3,033,085 shares at exercise prices ranging from $0.85 to $1.50, and expiring on various dates between December 2002 and June 2004, with new warrants to purchase an aggregate of 1,600,000 shares at $0.60 per share, expiring July 19, 2007. The replacement warrants are not callable by us. No warrants have been exercised as of June 1, 2004.

         During fiscal year 2004, we retained an entity owned by an immediate family member of our former CEO to provide recruiting and marketing services. The expense for this service was $138,000 in the fiscal year ended March 31, 2004.

         We retain Radcliffe & Associates, an entity affiliated with Donald S. Radcliffe, our former director, to perform financial advisory services. During fiscal year 2004, we incurred $22,000 in fees and costs to Radcliffe & Associates. We also incurred $6,000 in expenses to this former director for accounting services. The former director is currently employed with us on a part-time basis.

         Effective April 1, 2003, we sold our wholly-owned Training Products subsidiary to its president, Arthur Klitofsky, for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain targets. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. We agreed to defer the payments due in January 2004 and April 2004 until July 2004. The balance of the note receivable is $162,000 as of June 1, 2004.

         In June 2003, we entered into a development and marketing license agreement with 5R Online, Inc., a software and services company affiliated with John Frabasile and Randy Pagnotta, our two former officers (the "Former Officers"). Under this agreement, we obtain an exclusive right to sell and distribute this company's software. In return, we committed to fund $1.2 million toward development of this product. We also agreed to pay a royalty of 30% of the software license sales up until we have recuperated all the development funding, at which point the royalty will increase to 50% thereafter. We paid $640,000 toward this development but received no product. In April 2004, we filed a federal court action against 5R Online, Inc. and the Former Officers. For further discussion, see Item 3 under the heading "Legal Proceedings" above.

         On January 30, 2004, we acquired Page Digital for a total consideration of $7.0 million, consisting of $2.0 million in cash and 2,500,000 shares of our common shares valued at $2.00. Upon the consummation of this transaction Lawrence Page and David S. Joseph became executive officers of Island Pacific. Mr. Page received a total consideration of $1.4 million and 1,755,784 shares of our common stock in connection with the acquisition. Mr. Joseph received a total consideration of $200,000 and 249,649 shares of our common stock in connection with the acquisition. We also entered two year employment agreements with both Mr. Page and Mr. Joseph. For a further description of the terms of these employment agreements see "Employment Agreements" above.

         On March 15, 2004, we sold Omicron and Midsummer the March 2004 Debentures for an aggregate price of $3.0 million pursuant to a securities purchase agreement (the "Purchase Agreement"). The March 2004 Debentures bear an interest rate of 9% per annum, and provide for interest only payments on a quarterly basis, payable, at our option, in cash or shares of our common stock. The March 2004 Debentures mature on May 15, 2006. The March 2004 Debentures are convertible into shares of our common stock at a conversion price of $1.32 per share, subject to adjustment if we offer or sell any securities for an effective per share price that is less than 87% of the then current conversion price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections. If certain conditions are met, we have the option to redeem the 9% Debentures at 110% of their face value, plus accrued but unpaid interest.

         We must redeem the March 2004 Debentures at the initial monthly amount of $233,333 commencing on February 1, 2005. If the daily volume weighted average price of our common stock on the American Stock Exchange exceeds $1.15 by more than 200% for 15 consecutive trading days, we have the option to cause the Purchasers to convert the then outstanding principal amount of the March 2004 Debentures into our common stock at the conversion price then in effect.

         We also issued the Purchasers two warrants as follows: (1) Series A Warrants to purchase up to an aggregate of 1,043,479 shares of our common stock at an exercise price of $1.15 per share with a five-year term , exercisable at anytime after September 16, 2004, subject to adjustment if we offer or sell any securities for an effective per share price that is less than the then current exercise price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections and (2) Series B Warrants to purchase up to 8,500,000 shares of our common stock with an exercise price of $5 per share, these warrants are immediately exercisable and expire on the earlier of the six-month anniversary of the effective date of the registration statement that is required to be filed or 18 months from March 15, 2004, subject to adjustment upon the issuance or sale of securities in a public offering for an effective per share price that is less than the then-current exercise price and upon the trigger of other customary anti-dilution protections.

         We previously sold the March 2003 Debentures to Omicron, Midsummer and Islandia, L.P. ("Islandia") on March 31, 2003, MBSJ Investors, LLC on April 1, 2003 and the Crestview Investors on May 6, 2003 for an aggregate amount of $3.5 million for Omicron, Midsummer and Islandia, $400,000 for MBSJ and $300,000 for the Crestview Investors. The March 2003 Debentures were convertible into shares of our common stock at a conversion price equal to $1.0236 per share. We also issued Omicron, Midsummer and Islandia 5-year warrants to purchase an aggregate of 1,572,858 shares of common stock at an exercise price of $1.0236.

         In August 2003, we exercised our rights to convert the March 2003 Debentures into an aggregate of 4,103,164 shares of common stock at the conversion rate of $1.0236 pursuant to their terms. The conversions were completed as of September 30, 2003.

         Pursuant to an agreement dated June 1, 2004, we acquired RTI from Michael Tomczak, Jeffrey Boone and Intuit in a merger transaction. On March 12, 2004, we, RTI, Merger Sub and the Shareholders entered the March 12, 2004 Merger Agreement, which provided we would acquire RTI in a merger transaction in which RTI would merge with and into Merger Sub. The merger consideration contemplated by the March 12, 2004 Merger Agreement was a combination of cash and shares of our common stock. The March 12, 2004 Merger Agreement was amended by the Amended Merger Agreement dated June 1, 2004.

         Pursuant to the Amended Merger Agreement, the Merger was completed with the following terms: (i) we assumed RTI's obligations under those certain promissory notes issued by RTI on December 20, 2002 with an aggregate principal balance of $2.3 million; (ii) the total consideration paid at the closing of the Merger was $10.0 million paid in shares of our common stock and newly designated Series B Preferred and promissory notes; (iii) the Shareholders and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to the Registration Rights Agreement dated June 1, 2004 between us, the Shareholders and Intuit; and (iv) the Merger consisted of two steps, first, Merger Sub merged with and into RTI, Merger Sub's separate corporate existence ceased and RTI continued as the surviving corporation (the "Reverse Merger"), immediately thereafter, RTI merged with and into Merger Sub II, RTI's separate corporate existence ceased and Merger Sub II continued as the surviving corporation (the "Second-Step Merger").

         As a result of the Merger, each Shareholder received 1,258,616 shares of Series B Preferred and a promissory note payable monthly over two years in the principal amount of $1,295,000 bearing interest at 6.5% per annum. As a result of the Merger, Intuit, the holder of all of the outstanding shares of RTI's Series A Preferred, received 1,546,733 shares of our common stock and a promissory note payable monthly over two years in the principal amount of $530,700 bearing interest at 6.5% per annum.

         The Shareholders and Intuit were also granted registration rights. Under the Registration Rights Agreement, we agreed to register the common stock issuable upon conversion of the Series B Preferred issued to the Shareholders within 30 days of the automatic conversion of the Series B Preferred into common stock. The automatic conversion will occur upon us filing the Certificate of Amendment with the Delaware Secretary of State increasing the authorized number of shares of common stock after securing shareholder approval for the Certificate of Amendment. Under the Registration Rights Agreement, Intuit is entitled to demand registration or to have its shares included on any registration statement filed prior the registration statement covering the Shareholders' shares, subject to certain conditions and limitations, or if not previously registered to have its shares included on the registration statement registering the Shareholders' shares. The Shareholders and Intuit are entitled to price protection payments of up to a maximum of $0.23 per share payable by promissory note, if and to the extent that the average closing price of our common stock for the 10 days immediately preceding the date the registration statement covering their shares is declared effective by the Securities and Exchange Commission is less than the 10 day average closing price as of June 1, 2004, which was $0.76.

         Pursuant to the Amended Merger Agreement, The Sage Group, plc as well as certain officers and directors signed voting agreements that provide they will not dispose of or transfer their shares of our capital stock and that they will vote their shares of our capital stock in favor of the Certificate of Amendment and the Amended Merger Agreement and transactions contemplated therein.

         Upon the consummation of the Merger, Michael Tomczak, RTI's former President and Chief Executive Officer, was appointed our President, Chief Operating Officer and director and Jeffrey Boone, RTI's former Chief Technology Officer, was appointed our Chief Technology Officer. We entered into two-year employment agreements and non-competition agreements with Mr. Tomczak and Mr. Boone. For a further description of the terms of these employment agreements, see "Employment Agreements" above.

         On June 27, 2003, we sold an aggregate of 5,275,000 shares of common stock at a $1.50 per share to various institutional investors in a private placement transaction for an aggregate purchase price of $7.9 million (the "June 27, 2003 PIPE Transaction"). On November 7, 2003, we sold an aggregate of 3,180,645 shares of common stock at a price of $1.55 per share to various institutional investors in a private placement transaction for an aggregate purchase price of $4.9 million (the "November 7, 2003 PIPE Transaction" and together with the June 27, 2003 PIPE Transaction, the "PIPE Transactions").

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

         During fiscal years ended March 31, 2004 and 2003, we retained our principal auditors, Singer Lewak Greenbaum and Goldstein LLP in several capacities (in thousands):

                                                     2004             2003
                                               --------------    --------------

              Audit fees                       $         262     $          84
              Audit-related fees                         308                 6
              Tax fees                                    31                16
              All other fees                               9                --
                                               --------------    --------------
                  Total                        $         610     $         106
                                               ==============    ==============

AUDIT FEES

         Audit Fees represent aggregate fees billed, including out-of-pocket expenses, associated with the annual audits of our consolidated financial statements and review of consolidated financial statements included in our Forms 10-Q.

AUDIT-RELATED FEES

         Audit-Related Fees represent fees billed, including out-of-pocket expenses, for services rendered during the fiscal years ended March 31, 2004 and 2003, for assistance with acquisitions and financing transactions, review of all other documents filed with the Securities and Exchange Commission.

TAX FEES

         Tax fees represent amounts billed primarily for tax compliance services and include assistance with tax audits.

ALL OTHER FEES

         All other fees represent the aggregate fees billed for services rendered by our principal auditors, other than "audit fees," "audit-related fees," and "tax fees," as defined above.

         All of the audit and non-audit services listed above under the categories "Audit Fees," "Audit-Related Fees," "Tax Fees" or "All Other Fees" were pre-approved by the Audit Committee for the fiscal year ended March 31, 2004. Because pre-approval of audit and permitted non-audit services of the independent auditor was a new requirement beginning in fiscal year 2004, none of the non-audit services listed above under the categories "Audit-Related Fees," "Tax Fees" or "All Other Fees" were pre-approved by the Audit Committee for the fiscal year ended March 31, 2003.

POLICY FOR APPROVING AUDIT AND PERMITTED NON-AUDIT SERVICES OF THE INDEPENDENT AUDITOR

         The Audit Committee has established procedures to pre-approve all audit and permitted non-audit services provided by our independent auditor. These services may include audit services, audit-related services, certain tax services and other services. Under our policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Although the rules of the SEC permit DE MINIMIS exceptions, it is our policy to pre-approve all audit and permitted non-audit services performed by our independent auditor. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee when expedition of services is necessary and such service has not been previously pre-approved under our pre-approval policy or when, pursuant to our pre-approval policy, pre-approval is required on a case-by-case basis. The Chairman is required to report any such pre-approval decisions to the full Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial statements and financial statement schedules

         Independent Auditor's Report of Singer Lewak Greenbaum &
         Goldstein LLP.............................................................. F-1

         Consolidated Balance Sheets as of March 31, 2004 and 2003.................. F-2

         Consolidated Statements of Operations for the Fiscal Years ended
         March 31, 2004, 2003, and 2002............................................. F-3

         Consolidated Statements of Stockholders' Equity for the Fiscal Years
         Ended March 31, 2004, 2003 and 2002........................................ F-4

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
         March 31, 2004, 2003 and 2002.............................................. F-6

         Notes to Consolidated Financial Statements................................. F-8

         Supplemental Information

              Independent Auditor's Report on Financial Statement Schedule.......... F-36

              Valuation and Qualifying Accounts - Schedule II....................... F-37

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not considered necessary and therefore have been omitted.

(b)      Reports on Form 8-K

         We filed a Form 8-K dated January 30, 2004 with the Securities and Exchange Commission on February 4, 2004 to report the completion of our acquisition of Page Digital Incorporated.

         We filed a Form 8-K/A dated January 30, 2004 with the Securities and Exchange Commission on March 5, 2004 to report financial statements and exhibits in connection with our acquisition of Page Digital Incorporated.

         We filed a Form 8-K dated March 10, 2004 with the Securities and Exchange Commission on March 10, 2004 to report the appointment of Lawrence Page to the position of director of the Board.

         We filed a Form 8-K dated March 14, 2004 with the Securities and Exchange Commission on March 17, 2004 to report that we executed an agreement to acquire Retail Technologies International, Inc. and issued $3.0 million in 9% convertible debentures to Omicron Master Trust and Midsummer Investment, Ltd.

         We filed a Form 8-K dated June 1 , 2004 with the Securities and Exchange Commission on June 14, 2004 to report the completion of our acquisition of Retail Technologies, Inc.

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

 2.10 Securities Purchase Agreement dated November 7, 2003 by and among the Company and the purchasers named within, incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed on November 12, 2003.

 2.11 Agreement of Merger and Plan of Reorganization dated November 20, 2003 by and among the Company, Page Digital Incorporated and IPI Acquisition, Inc, incorporated by reference to exhibit
                  2.1 to the Company's Form 8-K filed on November 24, 2003.

 2.12 Agreement of Merger and Plan of Reorganization dated March 12, 2004 by and among the Company, Retail Technologies International, Inc. and IPI Merger Sub, Inc., incorporated by reference to the Company's Form 8-K filed on March 17, 2004.

 2.13 Amended and Restated Agreement of Merger and Plan of Reorganization dated June 1, 2004 by and between Island Pacific, Inc., Retail Technologies International, Inc., IPI Merger Sub, Inc., IPI Merger Sub II, Inc., Michael Tomczak and Jeffrey Boone, incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed on June 14, 2004.

 2.14 Agreement of Merger dated June 1, 2004 between IPI Merger Sub II, Inc. and Retail Technologies International, Inc., incorporated by reference to exhibit 2.2 to the Company's Form 8-K filed on June 14, 2004.

 2.15 Securities Purchase Agreement dated March 15, 2004 by and among the Company, Omicron Master Trust and Midsummer Investments, Ltd, incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on March 17, 2004.

 3.1 Amended and Restated Certificate of Incorporation, incorporated by reference to exhibit 3.1 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

 3.2 Certificate of Designation for Series A of Convertible Preferred Stock, incorporated by reference to exhibit 4.1 of the Company's Form 8-K filed May 16, 2002.

 3.3 Certificate of Designation for Series B of Convertible Preferred Stock, incorporated by reference to exhibit 3.1 to the Company's Form 8-K filed on June 14, 2004.

 3.4 Restated Bylaws, incorporated by reference to exhibit 3.2 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

 4.1 Registration Rights Agreement dated as of March 31, 2003 by and among the Company, Midsummer Investment, Ltd., Omicron Master Trust and Islandia, L.P., incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed April 15, 2003.

 4.2 Registration Rights Agreement dated as of April 1, 2003 between the Company and MBSJ Investors LLC, incorporated by reference to exhibit 4.2 to the Company's Form 8-K filed April 15, 2003.

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

 4.5 Settlement Agreement, Mutual Release and Covenant Not to Sue by and among the Company and Cord Camera Centers, Inc. dated September 30, 2003, incorporated be reference to exhibit 4.5 to the Company's Form S-1 filed on December 8, 2003.

 4.6 Registration Rights Agreement dated March 15, 2004 by and among the Company, Omicron Master Trust and Midsummer Investments, Ltd., incorporated by reference to exhibit 4.2 to the Company's Form 8-K filed on March 17, 2004.

 4.7 Registration Rights Agreement dated June 1, 2004 by and between Island Pacific, Inc., Michael Tomczak, Jeffrey Boone and Intuit, Inc., incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on June 14, 2004.

 4.8              Form of Voting Agreement, incorporated by reference to exhibit
                  4.2 to the Company's Form 8-K filed on June 14, 2004.

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

 10.13 Investors' Rights Agreement between the Company, Koyah Leverage Partners, L.P. and Koyah Partners, L.P., incorporated by reference to exhibit 10.3 to the Company's Form 8-K filed January 8, 2001.

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

 10.21 Fifth Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., and Raven Partners, L.P. dated June 27, 2003 (included herewith).

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

 10.28 Termination Agreement between the Company and Toys "R" Us, Inc. dated November 13, 2003 (included herewith).

 10.29 Option Agreement between Softline Ltd. and Steven Beck, as trustee of a certain management group of Island Pacific, Inc. (included herewith).

 10.30 Employment Agreement dated January 30, 2004 by and between Island Pacific, Inc. and Larry Page (included herewith).

 10.31 Employment Agreement dated January 30, 2004 by and between Island Pacific, Inc. and David Joseph (included herewith).

 10.32 Employment Agreement dated June 1, 2004 by and between Island Pacific, Inc. and Michael Tomczak, incorporated by reference to exhibit 10.1 to the Company's form 8-K filed on June 14, 2004.

 10.33 Employment Agreement dated June 1, 2004 by and between Island Pacific, Inc. and Jeffrey Boone, incorporated by reference to exhibit 10.2 to the Company's form 8-K on June 14, 2004.

 10.34 Option Agreement dated September 3, 2003 by and between SVI Solutions, Inc. and Harvey Braun (included herewith).

 10.35 Option Agreement dated September 3, 2003 by and between SVI Solutions, Inc. and Steven Beck (included herewith).

 10.36            Code of Ethics and Business Conduct (included herewith).

 10.37 Summary of loan transactions between the Company and World Wide Business Centres, incorporated by reference to exhibit
                  10.12 to the Company's form 10-K for fiscal year ended March 31, 2002.

 21               List of Subsidiaries.

 23.1             Consent of Independent Auditor

 31.1             Rule 13a-14(a) Certification of Chief Executive Officer

 31.2             Rule 13a-14(a) Certification of Chief Financial Officer

 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 29, 2004                ISLAND PACIFIC, INC., A DELAWARE CORPORATION

                                    By:  /S/ MICHAEL SILVERMAN
                                         ---------------------------------------
                                    Michael Silverman, Chairman of the Board
                                    (Principal Executive Officer)

                                    By:  /S/ RAN FURMAN
                                         ---------------------------------------
                                    Ran Furman, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                             CAPACITY                                 DATE

/s/ Michael Silverman                            Chairman of the Board                     June 29, 2004
---------------------------------------
Michael Silverman

/s/ Michael Tomczak                       President, Chief Operating Officer               June 29, 2004
---------------------------------------              and Director
Michael Tomczak

/s/ Steven Beck                           Executive Vice President - Product               June 29, 2004
---------------------------------------         Visionary and Director
Steven Beck

/s/ Lawrence Page                         Executive Vice President - Special               June 29, 2004
---------------------------------------          Projects and Director
Lawrence Page

/s/ Ivan M. Epstein                                    Director                            June 29, 2004
---------------------------------------
Ivan M. Epstein

/s/ Ian Bonner                                         Director                            June 29, 2004
---------------------------------------
Ian Bonner

/s/ Robert P. Wilkie                                   Director                            June 29, 2004
---------------------------------------
Robert P. Wilkie

                                                   64

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Island Pacific, Inc. and subsidiaries
Irvine, California

We have audited the accompanying consolidated balance sheets of Island Pacific, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Island Pacific, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
------------------------------------------
Los Angeles, California
June 11, 2004

ISLAND PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,     MARCH 31,
                                                                                        2004          2003
                                                                                     ---------     ---------
                                                                             (in thousands, except share amounts)
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  2,108      $  1,319
     Accounts receivable, net of allowance for doubtful
       accounts of $409 and $364, respectively                                          4,572         3,974
     Other receivables, including $37 and $3 from related
       parties, respectively                                                              143            97
     Inventories                                                                           46            91
     Current portion of non-compete agreements                                            668           917
     Current portion of note receivable                                                    36            --
     Net assets from discontinued operations                                               --           309
     Prepaid expenses and other current assets                                            472           225
                                                                                     ---------     ---------
         Total current assets                                                           8,045         6,932

Note receivable, less current maturities, net                                             126            --
Property and equipment, net                                                               821           380
Goodwill, net                                                                          20,469        14,795
Other intangibles, net                                                                 22,099        15,472
Other assets                                                                              202            58
                                                                                     ---------     ---------
         Total assets                                                                $ 51,762      $ 37,637
                                                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Debt due to stockholders                                                        $     --      $  1,320
     Current portion of long-term debts                                                   146           649
     Current portion of capital leases                                                    169            --
     Accounts payable                                                                   1,255         2,941
     Accrued expenses                                                                   3,016         4,517
     Deferred revenue                                                                   2,657         1,561
                                                                                     ---------     ---------
         Total current liabilities                                                      7,243        10,988

Convertible debentures, less current maturities                                         2,160         2,726
Capital lease obligations, less current maturities                                         89            --
Deferred rent                                                                              70            81
                                                                                     ---------     ---------
         Total liabilities                                                              9,562        13,795
                                                                                     ---------     ---------

Commitments and contingencies (Note 10)

Stockholders' equity:
     Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A
         Convertible Preferred stock, 7.2% cumulative convertible 141,100 shares authorized and outstanding with a stated value of $100 per
         share, dividends in arrears of $2,002 and $1,269                              14,100        14,100
     Committed common stock - 2,500,000 shares                                             --         1,383
     Common stock, $.0001 par value; 100,000,000 shares authorized;
         52,427,799 and 42,199,632 shares issued and 52,427,799 and
         31,499,632 shares outstanding                                                      5             4
     Additional paid-in capital                                                        72,813        57,751
     Retained (deficit) earnings                                                      (44,718)      (40,490)
     Treasury stock, at cost - 10,700,000 shares                                           --        (8,906)
                                                                                     ---------     ---------
         Total stockholders' equity                                                    42,200        23,842
                                                                                     ---------     ---------
         Total liabilities and stockholders' equity                                  $ 51,762      $ 37,637
                                                                                     =========     =========

                                                       F-2

ISLAND PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED MARCH 31,
                                                                      ------------------------------------
                                                                        2004          2003          2002
                                                                      ---------     ---------     ---------
                                                                      (in thousands, except per share data)

Net sales                                                             $ 21,739      $ 22,296      $ 26,715
Cost of sales                                                            5,252         8,045        11,003
                                                                      --------      --------      --------
         Gross profit                                                   16,487        14,251        15,712
                                                                      --------      --------      --------
Expenses:
   Application development                                               1,043         4,643         4,203
   Depreciation and amortization                                         3,896         4,148         6,723
   Selling, general and administrative                                  14,798         8,072        12,036
                                                                      ---------     ---------     ---------
   Total expenses                                                       19,737        16,863        22,962
                                                                      ---------     ---------     ---------
Loss from operations                                                    (3,250)       (2,612)       (7,250)

Other income (expense):
   Interest income                                                          20             1             7
   Other income (expense)                                                 (647)           24           (56)
   Interest expense, including $52, $128 and
      $1,988 to related parties                                           (937)       (1,088)       (3,018)
                                                                      ---------     ---------     ---------
         Total other expenses                                           (1,564)       (1,063)       (3,067)
                                                                      ---------     ---------     ---------

Loss before provision (benefit) for income taxes                        (4,814)       (3,675)      (10,317)

Provision (benefit) for income taxes                                      (586)           11             2
                                                                      ---------     ---------     ---------
Loss before extraordinary item and change in accounting principle       (4,228)       (3,686)      (10,319)

   Extraordinary item - Gain on debt forgiveness, net of taxes              --         1,476            --
   Cumulative effect of changing accounting principle - Goodwill
      valuation under SFAS No. 142                                          --          (627)           --
                                                                      ---------     ---------     ---------
Loss from continuing operations                                         (4,228)       (2,837)      (10,319)

Discontinued operations:
   Income (loss) from operations of SVI Training
      Products, Inc., net of estimated income
      tax expense (benefit) of $0, ($57) and $37                            --           119           220
   Loss from Australian operations, net of estimated
      income taxes benefit of $0                                            --            --        (4,559)
                                                                      ---------     ---------     ---------
Income (loss) from discontinued operations                                  --           119        (4,339)
                                                                      ---------     ---------     ---------

Net loss                                                                (4,228)       (2,718)      (14,658)

   Cumulative preferred dividends                                       (1,024)       (1,015)         (254)
                                                                      ---------     ---------     ---------
Net loss available to common stockholders                             $ (5,252)     $ (3,733)     $(14,912)
                                                                      =========     =========     =========
Basic and diluted earnings (loss) per share:
   Loss before change in accounting principle                         $  (0.10)     $  (0.12)     $  (0.29)
   Gain on debt forgiveness                                                 --          0.05            --
   Loss from change in accounting principle                                 --         (0.02)           --
                                                                      ---------     ---------     ---------
       Loss from continuing operations                                   (0.10)        (0.09)        (0.29)
   Discontinued operations                                                  --            --         (0.12)
   Cumulative preferred dividends                                        (0.03)        (0.04)        (0.01)
                                                                      ---------     ---------     ---------
       Net loss available to common stockholders                      $  (0.13)     $  (0.13)     $  (0.42)
                                                                      =========     =========     =========

Basic and diluted weighted average common shares outstanding            41,450        29,599        35,698
                                                                      =========     =========     =========

                                                     F-3

ISLAND PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                             ACCUMULATED
                                                                                                   OTHER        OTHER
                                                  ADDITIONAL                          RETAINED     COMPRE-     COMPRE-
                            PREFERRED    COMMON    PAID-IN     TREASURY     SHARES    EARNINGS     HENSIVE     HENSIVE
                              STOCK      STOCK     CAPITAL      STOCK     RECEIVABLE  (DEFICIT)     LOSS         LOSS       TOTAL
                            ---------  ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                           (in thousands, except share amounts)
Balance, April 1, 2001            --   $      4   $ 57,108    $ (4,306)         --    $(23,114)         --    $ (2,699)   $ 26,993
Issuance of common stock
  for services and
  severance payments              --         --        441          --          --          --          --          --         441
Common stock to be
  returned                        --         --        485          --    $   (485)         --          --          --          --
Compensation expense for
  warrants
  granted                         --         --        579          --          --          --          --          --         579
Interest charges on
  convertible notes
  due to stockholders             --         --        438          --          --          --          --          --         438
Warrants issued for late
  effectiveness of the
  registration for common
  stock sold in
  a private placement
  in fiscal 2001                  --         --        711          --          --          --          --          --         711
Offering costs                    --         --       (711)         --          --          --          --          --        (711)
Liquidated damages for
  late effectiveness of
  the registration
  statement                       --         --        (60)         --          --          --          --          --         (60)
Issuance of Series A
  Preferred stock in
  exchange for common
  stock, sale of IBIS
  note receivable and
  Settlement of Softline
  note payable              $ 14,100         --         --      (8,580)         --          --          --          --       5,520
Retired treasury stock            --         --     (4,306)      4,306          --          --          --          --          --
Comprehensive loss:
   Net loss                       --         --         --          --          --     (14,658)   $(14,658)         --     (14,658)
   Other comprehensive
    loss:
   Translation adjustment         --         --         --          --          --          --          --       2,699       2,699
                                                                                                  ---------
     Comprehensive loss           --         --         --          --          --          --    $(14,658)         --          --
                            ---------  ---------  ---------   ---------   ---------   ---------   =========   ---------   ---------
Balance, March 31, 2002     $ 14,100   $      4   $ 54,685    $ (8,580)   $   (485)   $(37,772)               $     --    $ 21,952

Issuance of common stock
  for services and
  interest expense                --         --        761          --          --          --          --          --         761
Issuance of common stock
  to payoff a
  stockholders' note
  payable                         --         --        388          --          --          --          --          --         388
Issuance of common stock
  and convertible note to
  payoff term loan                --         --        787          --          --          --          --          --         787
Issuance of common stock
  for liquidated damage
  charge for late
  effectiveness of the
  registration statement          --         --         60          --          --          --          --          --          60

                       The accompanying notes are an integral part of these consolidated financial statements.
                                                                                                                         (Continued)
                                                                F-4

ISLAND PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                                                                                ACCUMULATED
                                                                                                        OTHER      OTHER
                                                           ADDITIONAL                      RETAINED    COMPRE-    COMPRE-
                           PREFERRED  COMMITTED  COMMON     PAID-IN    TREASURY   SHARES   EARNINGS    HENSIVE    HENSIVE
                             STOCK      STOCK     STOCK     CAPITAL     STOCK   RECEIVABLE (DEFICIT)     LOSS       LOSS     TOTAL
                           --------- ---------  ---------  ---------  ---------  --------- ---------  ---------  --------- ---------
                             (in thousands, except share amounts)
Issuance of
  convertible
  note payable
  solely in
  common stock                   --     1,383         --         --         --         --        --         --         --     1,383
Common stock
  returned                       --        --         --       (474)        --        485        --         --         --        11
Compensation
  expense for
  warrants and
  options
  granted                        --        --         --         32         --         --        --         --         --        32
Interest charges
  on
  convertible
  notes due to
  major customer                 --        --         --        879         --         --        --         --         --       879
Offering costs                   --        --         --       (708)        --         --        --         --         --      (708)
Interest charges
  on convertible
  debentures                     --        --         --      1,341         --         --        --         --         --     1,341
Adjustment to
  cost of
  treasury stock                 --        --         --         --       (326)        --        --         --         --      (326)
Comprehensive
  loss:
  Net loss                       --        --         --         --         --         --    (2,718)  $ (2,718)        --    (2,718)
  Comprehensive                                                                                       ---------
    loss                         --        --         --         --         --         --        --   $ (2,718)        --        --
                           --------- ---------  ---------  ---------  ---------  --------- ---------  =========  --------- ---------
Balance,
  March 31, 2003           $ 14,100  $  1,383   $      4   $ 57,751   $ (8,906)  $     --  $(40,490)             $     --  $ 23,842

Exercise of
  stock options                  --        --         --        144         --         --        --         --         --       144
Issuance of
  common stock
  for services                   --        --         --         74         --         --        --         --         --        74
Issuance of
  common stock
  for commissions
  and  bonuses
  due to employees               --        --         --         83         --         --        --         --         --        83
Sale of common
  stock                          --        --          1     12,842         --         --        --         --         --    12,843
Offering costs                   --        --         --     (1,213)        --         --        --         --         --    (1,213)
Issuance of
  common stock
  in connection
  with
  acquisition of
  Page Digital
  Incorporated                   --        --         --      5,000         --         --        --         --         --     5,000
Conversion of
  convertible
  notes                          --        --         --      1,872         --         --        --         --         --     1,872
Conversion of
  convertible
  debentures                     --        --          1      4,200         --         --        --         --         --     4,201
Debt discount on
  convertible
  debentures                     --        --         --        628         --         --        --         --         --       628
Issuance of
  common stock
  for settlement
  cost                           --        --         --        120         --         --        --         --         --       120
Compensation
  expense for
  stock options
  and warrants
  granted                        --        --         --        217         --         --        --         --         --       217
Declared
  dividend on
  Series A
  Preferred                      --        --         --       (421)        --         --        --         --         --      (421)
Conversion of
  accrued
  dividend into
  common stock                   --        --         --        421         --         --        --         --         --       421
Settlement by
  offsetting
  against-
  receivable due
  from Toys "R"
  Us, Inc.                       --    (1,383)        --         --         --         --        --         --         --    (1,383)
Retirement of
  treasury stock                 --        --         (1)    (8,905)     8,906         --        --         --         --        --
Comprehensive
  loss:
   Net loss                      --        --         --         --         --         --    (4,228)  $ (4,228)        --    (4,228)
     Comprehen-                                                                                       ---------
       sive loss                 --        --         --         --         --         --        --   $ (4,228)        --        --
                           --------- ---------  ---------  ---------  ---------  --------- ---------  =========  --------- ---------
Balance,
  March 31, 2004           $ 14,100  $     --   $      5   $ 72,813   $     --   $     --  $(44,718)             $     --  $ 42,200
                           ========= =========  =========  =========  =========  ========= =========             ========= =========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 F-5

ISLAND PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED MARCH 31,
                                                                            -------------------------------------
                                                                               2004          2003          2002
                                                                            ---------     ---------     ---------
                                                                             (in thousands, except share amounts)

Cash flows from operating activities:
     Net loss                                                               $ (4,228)     $ (2,718)     $(14,658)
     Adjustments to reconcile net loss to net cash provided
       by (used for) operating activities:
     Depreciation and amortization                                             3,896         4,148         7,069
     Cumulative effect of a change in accounting principle -
        Goodwill valuation under SFAS No. 142                                     --           627            --
     Gain on debt forgiveness                                                     --        (1,476)           --
     Loss on disposal of Training Products and Australian operations              --           129         3,171
     Compensation expense for stock options and warrants                         217             8           579
     Interest charges on convertible debt                                        547           171           438
     Provision for allowance for doubtful accounts, net of recoveries            823           159            (3)
     Common stock issued for services rendered, severance and
       interest payments                                                          75           115           245
     Deferred income tax provision                                                --            --          (149)
     Loss on sale of furniture and equipment                                     170            --            64
     Changes in assets and liabilities, net of effects of acquisitions:
         Accounts receivable and other receivables                            (6,031)       (2,205)        2,551
         Accrued interest on note receivable                                      --            --            --
         Inventories                                                              52            24            61
         Prepaid expenses and other current assets                              (212)         (286)           60
         Accounts payable and accrued expenses                                (4,638)        1,394        (1,892)
         Accrued interest on stockholders' loans and note payable                200           853         2,295
         Deferred revenue                                                         61        (1,967)        1,642
         Income taxes payable                                                     --           (98)           98
                                                                            ---------     ---------     ---------
         Net cash provided by (used for) operating activities                 (9,068)       (1,122)        1,571
                                                                            ---------     ---------     ---------

Cash flows from investing activities:
     Acquisition of Page Digital Incorporated, net                            (1,907)           --            --
     Purchase of furniture and equipment                                        (509)          (67)         (301)
     Proceeds from sale of furniture and equipment                                --            --            13
     Payment received on note receivable                                          18            --            --
     Purchase of software and capitalized software development costs          (3,053)          (93)         (409)
                                                                            ---------     ---------     ---------
         Net cash used for investing activities                               (5,451)         (160)         (697)
                                                                            ---------     ---------     ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                              11,774            --            --
     Increase (decrease) in amounts due to stockholders, net                      --          (287)         (844)
     Proceeds from committed stock                                                --         1,383            --
     Proceeds from convertible notes due to stockholders                          --            --         1,260
     Proceeds from convertible debentures                                      3,700         3,500            --
     Payments on convertible debentures                                         (135)           --            --
     Payments on capital lease obligations                                       (28)           --            --
     Payments on term loans                                                       --        (3,303)       (1,243)
     Proceeds from short-term loan from related party                             --           120            --
     Payments on short-term loan from related party                               --          (120)           --
                                                                            ---------     ---------     ---------
         Net cash provided by (used for) financing activities                 15,311         1,293          (827)
                                                                            ---------     ---------     ---------

                                                                                                      (Continued)
                                                        F-6

ISLAND PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                    YEAR ENDED MARCH 31,
                                                                            ----------------------------------
                                                                              2004         2003         2002
                                                                            --------     --------     --------
                                                                           (in thousands, except share amounts)

Effect of exchange rate changes on cash                                          (3)          (1)          (5)
                                                                            --------     --------     --------

Net increase (decrease) in cash and cash equivalents                            789           10           42
Cash and cash equivalents, beginning of year                                  1,319        1,309        1,267
                                                                            --------     --------     --------
Cash and cash equivalents, end of year                                      $ 2,108      $ 1,319      $ 1,309
                                                                            ========     ========     ========

Supplemental disclosure of non-cash information:
     Interest paid                                                          $   146      $   492      $ 1,194
     Income taxes paid                                                      $     4      $    40      $    --

Supplemental disclosure of non-cash investing and financing activities:
     Issued 84,849 shares of common stock to employees in lieu of
        cash payments for commissions and bonuses                           $    83           --           --
     Issued 2,509,543 shares of common stock in connection with
        acquisition of Page Digital Incorporated                            $ 5,014           --           --
     Purchased software technology rights by offsetting against
        accounts receivable due from customer                               $ 3,900           --           --
     Issued 4,103,161shares of common stock upon conversion of
        convertible debentures                                              $ 4,200           --           --
     Issued 2,287,653 shares of common stock upon conversion of
        convertible notes due to stockholders                               $ 1,372           --           --
     Issued 239,739 shares of common stock upon conversion of
        convertible note                                                    $   500           --           --
     Wrote-off committed stock by offsetting against accounts
        receivable due from Toys "R" Us, Inc.                               $ 1,383           --           --
     Issued 100,000 shares of common stock and re-purchased
        our software license from a customer pursuant to a settlement
        agreement                                                           $   600           --           --
     Issued 500,000 shares of common stock in lieu of cash payment
        for declared dividends on Series A Preferred stock                  $   421           --           --
     Retired 10,700,000 shares of treasury stock                            $ 8,906           --           --
     Issued 1,000,000 shares of common stock for part of term loan
        payoff                                                                   --      $   788           --
     Issued 1,010,000 shares of common stock to payoff a stockholder's
        loan                                                                     --      $   388           --
     Issued 38,380 shares of common stock for services to be provided            --           --      $    31
     629,500 shares of common stock returned for service contract
        canceled after shares were issued                                        --      $  (474)     $   485
     Issuance of 141,000 shares of Series A Preferred Stock and transfer of note receivable received from the sale of
        IBIS Systems Limited in exchange for 10,700,000 shares
        of common stock and settlement of Softline note payable                  --           --      $ 5,520
     Issued 78,000, 1,223,580 and 168,208 shares of common stock
        for services rendered and interest payments                         $    60      $   657      $   165
     Issued 140,000 shares of common stock for accrued liquidated
        damages for late effectiveness of the registration statement             --      $    60           --

                                                                                                   (Concluded)

                                                     F-7

ISLAND PACIFIC, INC. AND SUBSIDIARIES

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

         PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements include the accounts of Island Pacific, Inc. and our wholly-owned subsidiaries, SVI Retail, Inc., Page Digital Incorporated, Sabica Ventures, Inc., SVI Training Products, Inc. ("Training Products"), based in U.S., and SVI Retail (Pty) Limited based in Australia. The Australian subsidiary ceased operations effective February 2002 and the Training Products ceased operations effective April 1, 2003 (see Note 3). All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States of America.

         RECLASSIFICATIONS - Certain amounts in the prior periods have been reclassified to conform to the presentation for the fiscal year ended March 31, 2004. Such reclassifications did not have any effect on losses reported in prior periods.

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

         The amounts shown for convertible notes due to stockholders and convertible debentures approximate fair value because current interest rates offered to us for debt of similar maturity are substantially the same or the difference is immaterial.

         INVENTORIES - Inventories consist of finished goods and are stated at the lower of cost or market, on a first-in, first-out basis.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ranging from three to ten years.

         Leasehold improvements are amortized using the straight-line method, over the shorter of the life of the improvement or lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.

         GOODWILL - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in our business combinations. Beginning April 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and ceased amortization of goodwill recorded in business combinations prior to June 30, 2001 (see Note 5). We review goodwill for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that its value has diminished or been impaired. Goodwill recorded in business combinations prior to June 30, 2001 was amortized using the straight-line method through March 31, 2002 over various periods not exceeding 10 years.

         INTANGIBLE ASSETS - Intangible assets consist of the values allocated to purchased and capitalized software costs, non-compete agreements, customer relationships and trademark in connection with various business combinations.

         Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," we capitalize internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis typically over three to ten years using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, we evaluate on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off (see
         Note 5).

         Non-compete agreements represent agreements to retain key employees of acquired subsidiaries for a certain period of time and prohibit those employees from competing with us within a stated period of time after terminating employment with us. The amounts incurred are capitalized and amortized over the life of the agreements, generally ranging from two to six years.

         Amortization of customer relationships is computed on a straight-line basis over estimated useful lives of five years.

         Our capitalized trademark was acquired in connection with the acquisition of Page Digital Incorporated in January 2004 (see Note 2). Trademark has indefinite useful life and is not subject to amortization. However, in accordance with SFAS No. 142, we will test trademark for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
         - We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets, and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The accounting prescribed in SFAS No. 144 was applied in connection with the disposal of the Australian operations in fiscal 2002 and the Training Products subsidiary sold on April 1, 2003.

         Prior to the adoption of SFAS No. 144, we evaluated our long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of such assets or intangibles might not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets (see Notes 3 and 5). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         REVENUE RECOGNITION - We license software under non-cancelable agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition", with respect to certain transactions, as well as Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", updated by SAB's 103 and 104, "Update of Codification of Staff Accounting Bulletins", and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

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

         REIMBURSABLE OUT-OF-POCKET EXPENSES - We adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Through March 31, 2002, we classified reimbursed out-of-pocket expenses as a reduction in cost of consulting services. The adoption of EITF 01-14 increased reported net sales and cost of sales; however, it did not affect the net income or loss in any past or future periods. Reimbursed expenses of $275,000 and $615,000 have been classified in both net sales and cost of sales for the years ended March 31, 2004 and 2003, respectively, and we have reclassified reimbursed expenses of $1.1 million to net sales and cost of sales in the consolidated statement of operations for the year ended March 31, 2002.

         NET INCOME (LOSS) PER SHARE - As required by SFAS No. 128, "Earnings per Share," we have presented basic and diluted earnings per share amounts. Basic earnings per share is calculated based on the weighted-average number of shares outstanding during the year, while diluted earnings per share also gives effect to all potential dilutive common shares outstanding during the year such as stock options, warrants and contingently issuable shares.

         INCOME TAXES - We utilize SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

         ADVERTISING AND PROMOTIONAL EXPENSES - Advertising and promotional expenses are charged to expense as incurred and amounted to $129,000, $60,000 and $38,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

         COMPREHENSIVE INCOME - We utilize SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities and are included as a component of stockholders' equity.

         STOCK-BASED COMPENSATION - As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", we account for costs of stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, discloses the pro forma effect on net income (loss) and related per share amounts using the fair-value method defined in SFAS No. 123.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

         The following table presents pro forma disclosures required by SFAS No. 123 and SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the fiscal years ended March 31, 2004 and 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

                                                              YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                               MARCH 31,     MARCH 31,     MARCH 31,
                                                                  2004         2003           2002
                                                               ---------     ---------     ---------
                                                               (in thousands, except per share data)

                  Net loss as reported                        $ (4,228)     $ (2,718)     $(14,658)
                  Less: stock-based compensation expense,
                      net of related tax effects                (2,162)       (1,713)       (1,305)
                                                              ---------     ---------     ---------
                  Pro forma net loss                          $ (6,390)     $ (4,431)     $(15,963)
                                                              =========     =========     =========

                  Basic and diluted loss per share:
                      As reported                             $  (0.10)     $  (0.09)     $  (0.41)
                      Pro forma                               $  (0.15)     $  (0.15)     $  (0.45)

         CONCENTRATIONS - We maintain cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2004, the uninsured portion of these balances held at financial institutions aggregated to approximately $2.0 million. We have not experienced any losses in such accounts and believe it is not exposed to any significant credit risk on cash and cash equivalents.

         In the fiscal year ended March 31, 2004, sales to one customer accounted for 18% of total consolidated net sales. Trade receivable and deferred revenue from this customer was $0 as of March 31, 2004. For the fiscal years ended March 31, 2004, 2003 and 2002, sales to another customer accounted for 7%, 31% and 47%, respectively, of total consolidated net sales. As of March 31, 2004 and 2003, our trade receivables from this customer accounted for 0% and 43%, respectively, of total consolidated receivables. As of March 31, 2004 and 2003, deferred revenues from this customer accounted for 0% and 0%, respectively, of total consolidated deferred revenue.

         RECENT ACCOUNTING PRONOUNCEMENTS - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 further clarifies accounting for derivative instruments. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.


2.       ACQUISITION

         Effective January 30, 2004, we acquired all of the issued and outstanding shares of Page Digital Incorporated ("Page Digital"), a Colorado-based developer of multi-channel commerce software, through a merger with our newly-formed wholly-owned subsidiary. The purchase price for the acquisition was $7.0 million, consisting of $2.0 million in cash and 2.5 million shares of our common stock valued at $2.00 per share. Upon the consummation of this transaction, we entered into two-year employment agreements for executive officer positions with two of the principals of Page Digital and a two-year non-compete agreement with one of the two principals of Page Digital.

         The acquisition has been accounted for as a purchase. The results of the operations of Page Digital have been included in the consolidated financial statements since the date of the acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $5.7 million and has been recorded as goodwill. The fair value of assets acquired and liabilities assumed were as follows (in thousands):

                  Accounts receivable                                  $   694
                  Inventory                                                  7
                  Property and equipment                                   366
                  Other assets                                           2,932
                  Liabilities assumed                                   (2,673)
                                                                       --------
                        Net assets                                       1,326

                  Excess of cost over fair value of net
                    assets acquired                                      5,674
                                                                       --------

                        Total purchase price                           $ 7,000
                                                                       ========

         The following unaudited pro forma consolidated results of continuing operations for the twelve months ended March 31, 2004 and 2003 assume the Page Digital acquisition occurred as of April 1, 2003 and 2002, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                                         Fiscal Years Ended
                                                                              March 31,
                                                                          2004          2003
                                                                        --------      --------
                                                                             (unaudited)
                                                               (in thousands, except per share data)
                  Net sales                                            $ 25,941      $ 28,749
                  Net loss                                             $ (6,450)     $ (4,194)
                  Net loss available to common stockholders            $ (7,473)     $ (5,209)
                  Basic and diluted loss per share of common stock     $  (0.16)     $  (0.13)
                  Basic and diluted loss per share available to
                      common stockholders                              $  (0.18)     $  (0.16)

                                               F-12

3.       DISCONTINUED OPERATIONS

         Effective April 1, 2003, we sold our wholly-owned subsidiary, SVI Training Products, Inc. ("Training Products") to our former president of Training Products for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain target. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. We agreed to defer the payments due in January 2004 and April 2004 until April 2008. As of March 31, 2004, the note has a balance of $162,000, with current maturities of $36,000. We evaluated recoverability of the note and consider it collectible.

         The sale of the Training Products subsidiary resulted in a loss of $129,000, net of estimated income taxes, which was accrued for at March 31, 2003. The operating results of Training Products are shown as discontinued operations with the prior period results restated. The operating results reflected in income (loss) from operations are summarized as follows:

                  Year ended March 31,                       2003         2002
                                                             ----         ----

                  Net sales                                $ 1,517      $ 1,537
                  Income before taxes                      $   191      $   257
                  Income tax (benefits) on loss                (57)          37
                  Net income                               $   248      $   220
                  Net income per share of common stock     $  0.01      $  0.01

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

         The disposal of the Australian subsidiary resulted in a loss of $3.2 million. The operating results of the Australian subsidiary are shown as discontinued operations with the prior period results restated. The operating results reflected in loss from discontinued operations for the fiscal year ended March 31, 2002 are summarized as follows (in thousands, except per share data):

                  Net sales                                       $ 2,363
                  Loss before taxes                               $(1,056)
                  Taxes (benefits) on loss                            332
                  Net loss                                        $(1,388)
                  Net loss per share of common stock              $ (0.04)

4.       PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2004 and 2003 consisted of the following (in thousands):

                                                                2004       2003
                                                              -------    -------

                  Computer and office equipment and
                    purchased software                        $2,731     $2,321
                  Furniture and fixtures                         467        474
                  Leasehold improvements                         316        406
                  Automobile                                       8         --
                                                              -------    -------
                                                               3,522      3,201
                  Less accumulated depreciation and
                    amortization                               2,701      2,821
                                                              -------    -------
                  Total                                       $  821     $  380
                                                              =======    =======

         Included in property and equipment above are $285,000 of assets under capital leases, which are net of accumulated amortization of $23,000 at March 31, 2004.

         Depreciation and amortization expense from continuing operations for the fiscal years ended March 31, 2004, 2003 and 2002 was $269,000, $330,000 and $520,000, respectively. Depreciation and amortization expense from discontinued operations for the fiscal years ended March 31, 2004, 2003 and 2002 was $0, $0 and $46,000, respectively.


5.       GOODWILL AND OTHER INTANGIBLES

         At March 31, 2004 and 2003, goodwill and other intangibles consist of the following (in thousands):

                                                            March 31, 2004                             March 31,2003
                                             ------------------------------------------- -------------------------------------------
                                                 Gross                                      Gross
                                               carrying     Accumulated                    carrying     Accumulated
                                                amount      amortization        Net         amount      amortization        Net
                                             -------------  -------------  ------------- -------------  -------------  -------------
                 Goodwill                    $ 26,962,000   $     (6,493)  $     20,469  $     21,287   $     (6,492)  $     14,795
                                             -------------  -------------  ------------- -------------  -------------  -------------
                 Other intangibles:
                 Amortized intangible
                   assets
                     Software technology           34,257        (13,317)        20,940        28,221         (13,417)       14,804
                     Non-compete agreements         6,986         (6,318)           668         6,986         (5,401)         1,585
                     Customer relationships           904            (30)           874            --             --             --

                 Unamortized intangible
                     Trademark                        285             --            285            --             --             --
                                             -------------  -------------  ------------- -------------  -------------  -------------
                                                   42,432        (19,665)        22,767        35,207        (18,818)        16,389
                 Less: current portion of
                   non-Compete agreements             668             --            668           917             --            917
                                             -------------  -------------  ------------- -------------  -------------  -------------
                 Long-term portion of other
                     Intangibles                   41,764        (19,665)        22,099        34,290        (18,818)        15,472
                                             -------------  -------------  ------------- -------------  -------------  -------------

                 Long-term portion of
                   goodwill and other
                   intangibles               $     68,726   $    (26,158)  $     42,568  $     55,577   $    (25,311)  $     30,266
                                             =============  =============  ============= =============  =============  =============

         During the fiscal year ended March 31, 2004, we recorded approximately $5.7 million goodwill, $1.4 million software, $904,000 customer relationships and $285,000 trademark in connection with the acquisition of Page Digital. Software and customer relationships are amortized on a straight-line basis over their useful lives of five years. The goodwill and the trademark have indefinite useful lives and are not subject to amortization.

         In December 2003, we entered into an agreement to purchase from QQQ Systems Pty Limited ("QQQ Systems") exclusive ownership and rights to use, market, reproduce and license QQQ Systems' point of sale software (the "Technology") in Europe and North and South America for the purchase price of $3.9 million. In addition, a portion of the future revenues from our sales of the Technology will be payable to QQQ Systems as follows: (a) $150,000 for unlimited number of copies from December 31, 2004 through June 30, 2004; (b) $150,000 for unlimited number of copies from July 1, 2004 through April 30, 2005; (c) $150,000 for unlimited number of copies from May 1, 2005 through April 30, 2006;
         (d) 20% of net revenue per copy thereafter; and (e) effective from the third anniversary of December 31, 2003, 20% of the net revenue earned by us during the previous year. We will continue sharing revenue until the total of all such shared revenue paid to QQQ Systems has reached $2,850,000. However, at any time after April 30, 2006, we may elect in our sole discretion to either to continue paying 20% revenue split until the total of all shared revenues paid is equal to $2,850,000 or make a final, single payment to QQQ Systems of $200,000. The $3.9 million purchase price was paid by offsetting it against the outstanding account receivable due to us from QQQ Systems.

         We adopted SFAS No. 142 effective April 1, 2002 and ceased amortization of goodwill we recorded in business combinations prior to June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and certain other intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets continue to be amortized over their useful lives.

         Pursuant to SFAS No. 142, we completed the transitional analysis of goodwill impairment as of April 1, 2002 and recorded an impairment of $627,000 as a cumulative effect of a change in accounting principle in the quarter ended June 30, 2002. We also completed our annual test for goodwill impairment during fourth quarter 2004 and 2003 and found no indication of impairment of the goodwill allocated to the individual reporting units. Accordingly, absent future indications of impairment, the next annual impairment test will be performed in fourth quarter 2005.

         We also evaluated the remaining useful lives of our intangible assets in the quarter ended June 30, 2002 and during the fourth quarter 2004 and 2003. No adjustments have been made to the useful lives of our intangible assets.

         Amortization expense from continuing operations for fiscal years ended March 31, 2004, 2003 and 2002 was $3.6 million, $3.8 million and $6.5 million, respectively. Amortization expense from discontinued operations for fiscal years ended March 31, 2004, 2003 and 2002 was $0, $0 and $300,000, respectively. We expect amortization expense for the next five years to be as follows (in thousands):

           Year Ending March 31:
                  2005                       $4,198
                  2006                       $3,445
                  2007                       $3,190
                  2008                       $3,159
                  2009                       $3,017

         The following table reconciles net loss and loss per share as reported for the years ended March 31, 2004, 2003 and 2002 to net loss and loss per share as adjusted to exclude amortization expense, net of taxes, related to goodwill that are no longer being amortized (in thousands).

                                                        YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                         MARCH 31,     MARCH 31,     MARCH 31,
                                                           2004           2003         2002
                                                         ---------     ---------     ---------

                  Reported net loss                      $ (4,228)     $ (2,718)     $(14,658)
                  Add back:  Goodwill amortization             --            --         2,220
                                                         ---------     ---------     ---------
                        Adjusted net loss                $ (4,228)     $ (2,718)     $(12,438)
                                                         =========     =========     =========
                  Basic and diluted loss per share:
                     Reported net loss                   $  (0.10)     $  (0.09)     $  (0.41)
                     Goodwill amortization                     --            --          0.07
                                                         ---------     ---------     ---------
                        Adjusted net loss                $  (0.10)     $  (0.09)     $  (0.35)
                                                         =========     =========     =========
                  Basic and diluted weighted average
                     common shares outstanding             41,450        29,599        35,698

6.       CONVERTIBLE NOTES

         CONVERTIBLE NOTE DUE TO STOCKHOLDERS

         In May and June 2001, we issued a total of $1.3 million in convertible notes to a limited number of accredited investors related to existing stockholders. The notes were originally due on August 30, 2001, and accrued interest at the rate of 12% per annum to be paid until maturity, with the interest rate increasing to 17% in the event of a default in payment of principal or interest. We also issued the investors three-year warrants to purchase 250 common shares for each $1,000 in notes purchased, at an exercise price of $1.50 per share. The holders of the notes had the option to convert the unpaid principal and interest at any time at a conversion price of $1.35.

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

         In July 2002, we replaced the existing notes with new notes having a maturity date of September 30, 2003. The interest rate on the new notes was reduced to 8% per annum, increasing to 13% in the event of a default in payment of principal or interest. We were required to pay accrued interest on the new notes calculated from July 19, 2002, in quarterly installments beginning September 30, 2002. The investors agreed to reduce accrued interest and late charges on the original notes by up to $16,000, and to accept the reduced amount in 527,286 shares of our common stock valued at $0.41 per share, which was the average closing price of the shares on the American Stock Exchange for the 10 trading days prior to July 19, 2002. The new notes were convertible at the option of the holders into shares of our common stock valued at $0.60 per share. We did not have the right to prepay the notes. In December 2002, the investors agreed to extend the payments of accrued interest to September 30, 2003.

         We also replaced the warrants previously issued to the investors to purchase an aggregate of 3,033,085 shares of common stock at exercise prices ranging from $0.85 to $1.50, and expiring on various dates between December 2002 and June 2004, with new warrants to purchase an aggregate of 1,600,000 shares at $0.60 per share, expiring July 19, 2007. The replacement warrants were not callable by us. None of the warrants have been exercised as of March 31, 2004.

         In September 2003, the investors converted all outstanding balances of principal and accrued interest totaling $1.4 million into 2,287,653 shares of our common stock.

         As of March 31, 2004 and 2003, the balance of these convertible notes was $0 and $1.3 million, respectively, which included accrued interest of $0 and $70,000, respectively. Interest expense related to these convertible notes was $52,000 and $115,000 in the fiscal years ended March 31, 2004 and 2003, respectively.

         CONVERTIBLE NOTE DUE TO UNION BANK OF CALIFORNIA

         On May 21, 2002, Union Bank of California (the "Bank") agreed to amend the term loan to extend the maturity date to May 1, 2003 and to revise other terms and conditions. We agreed to pay to the Bank $100,000 as a loan extension fee, payable in four monthly installments of $25,000 each commencing on June 30, 2002. If we failed to pay any installment when due, the loan extension fee would increase to $200,000, and the monthly payments would increase accordingly. We also agreed to pay all overdue interest and principal by June 30, 2002, and to pay monthly installments of $24,000 commencing on June 30, 2002 and ending April 30, 2003 for the Bank's legal fees.

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

         On March 31, 2003, we entered into a Discounted Loan Payoff Agreement with the Bank. Under this agreement, we paid the Bank $2.8 million from the sale of 9% convertible debentures to certain investors (see Note
         7). We also issued to the Bank 1.0 million shares of our common stock, valued at $788,000, and a $500,000 one-year unsecured, non-interest bearing convertible note payable in either cash or stock, at our option. The cash payment, shares and convertible note were accepted by the Bank in full satisfaction of our debt to the Bank. The Bank also canceled the warrant to purchase 1.5 million shares of our common stock and returned all collateral held, including 10.7 million shares of our common stock pledged as security. The 10.7 million shares were canceled and retired in May 2003. In March 2003, the Board decided that the $500,000 convertible note would be converted solely for equity and would not be repaid in cash. However, as the conversion price could not be determined; therefore, this convertible note had been reported as current liability at March 31, 2003 as it became payable on March 31, 2004. In connection with the settlement of the debt to the Bank, we reported as extra-ordinary gain of $1.5 million.

         In September 2003, the Bank assigned the note to Roth Capital Partners, LLC ("Roth Capital"), who was the placement agent for the financings in June and November 2003. In January 2004, we elected to repay the note in shares of our common stock and issued 239,739 shares at a price of $2.08 per share, which was 80% of the average share closing price of our common stock for the ten trading day period immediately preceding the payoff date.

         Interest expense related to the Bank's convertible note was $0, $728,000 and $825,000 in the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

7.       CONVERTIBLE DEBENTURES

         Convertible debentures at March 31, 2004 and 2003 consist of the following (in thousands):

                                                                                  2004        2003
                                                                                 -------    -------
                  9% convertible debentures, due May 2006, net of
                      unamortized debt discount of $706 and $0, respectively     $2,306     $   --
                  9% convertible debentures, due May 2005, net of
                      unamortized debt discount of $0 and $625, respectively         --      2,875
                                                                                 -------    -------
                                                                                  2,306      2,875
                  Less: current maturities                                          146        149
                                                                                 -------    -------
                  Current portion of term loans                                  $2,160     $2,726
                                                                                 =======    =======

         In March 2003, we entered into a Securities Purchase Agreement for the sale of convertible debentures (the "March '03 Debentures") to a group of investors. The debentures were convertible into shares of our common stock at a conversion price of $1.02 per share, for the total proceeds of $3.5 million. $2.8 million of the proceeds were used to pay our debt to the Bank (see Note 6). The debentures were due to mature in May 2005 and bore an interest rate of 9% per annum. Interest was payable on a quarterly basis beginning June 1, 2003, at our option, in cash or shares of common stock. If certain conditions were met, we had the right, but not the obligation, to redeem the debentures at 110% of their face value, plus accrued interest. Commencing in February 2004, we would have been obligated to redeem $219,000 per month of the debenture. In August 2003, the daily volume weighted average price of our common stock on the American Stock Exchange exceeded $1.02 by more than 200% for 15 consecutive trading days; therefore, we exercised the option to cause the investors to convert their debentures into common stock. As a result, the March '03 Debenture investors converted all of their debentures into an aggregate of 3,419,304 shares of our common stock during the second quarter of fiscal year ended March 31, 2004.

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

         The March '03 Debenture investors also received warrants to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.02 per share. The warrants expire five years from the date of issuance. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was $625,000 and was being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $144,000 in the fiscal year ended March 31, 2004. At the date of the conversion of the debentures to equity, $481,000 of the expense remained unamortized and has been debited to additional paid in capital. The value of the detachable warrants of $481,000 had been recorded as an offering cost in the fiscal year ended March 31, 2004. As such, there is no effect on our statement of operations.

         In April 2003, we entered into a Securities Purchase Agreement with an investor for the sale of convertible debentures (the "April '03 Debentures"). The debenture was convertible into shares of our common stock at a conversion price of $1.02 per share, for the total proceeds of $400,000. Interest was due on a quarterly basis commencing on June 1, 2003, payable in cash or shares of common stock at our option. Commencing on February 1, 2004, we would have been obligated to redeem $20,000 per month of the debenture. The April '03 Debenture was due to mature in October 2005. In August 2003, the daily volume weighted average price of our common stock on the American Stock Exchange exceeded $1.02 by more than 200% for 15 consecutive trading days; therefore, we exercised the option to cause the investors to convert their debentures into common stock. As a result, the April '03 Debenture investors converted all of their debentures into 390,777 shares of our common stock during the second quarter of fiscal year ended March 31, 2004.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the notes was considered to be interest expense. It was recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first became convertible. We recognized interest expense of $69,000 in the fiscal year ended March 31, 2004.

         The debenture issued to the April '03 Debenture investor was accompanied by a five-year warrant to purchase 156,311 shares of our common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $63,000 and was being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $11,000 in the fiscal year ended March 31, 2004. At the date of the conversion of the debenture to equity, $52,000 of the expense remained unamortized and has been debited to additional paid in capital. The value of the detachable warrants of $52,000 has been recorded as an offering cost in the fiscal year ended March 31, 2004. As such, there is no effect on our statement of operations.

         In May 2003, we entered into an agreement with a group of investors for the sale of 9% debentures, convertible into shares of our common stock at a conversion price of $1.02 for the gross proceeds of $300,000 (the "May '03 Debentures"). Interest was due on a quarterly basis commencing on June 1, 2003, payable in cash or shares of common stock at our option. The debentures were due to mature in May 2005. Commencing on February 1, 2004, we would have been obligated to redeem $19,000 per month of the debentures. In August 2003, the daily volume weighted average price of our common stock on the American Stock Exchange exceeded $1.02 by more than 200% for 15 consecutive trading days; therefore, we exercised the option to cause the investors to convert their debentures into common stock. As a result, the May '03 Debentures investors converted their debentures into an aggregate of 293,083 shares of our common stock in the second quarter of fiscal year ended March 31, 2004.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures was recorded as interest expense. We recognized this interest expense of $38,000 in the fiscal year ended March 31, 2004.

         These debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants is $39,000 and was being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $5,000 in the fiscal year ended March 31, 2004. At the date of the conversion of the debentures to equity, $34,000 of the expense remained unamortized and has been debited to additional paid in capital. The value of the detachable warrants of $34,000 had been recorded as an offering cost at March 31, 2004. As such, there is no effect on our statement of operations.

         In connection with the financing in June 2003, we also issued five-year warrants to purchase 375,000 shares of common stock at an exercise price of $1.65 to the March '03 Debentures investors and May '03 Debentures investors in order to obtain their requisite consents and waivers of rights they possessed to participate in the financing. We filed a registration statement covering shares sold and warrants issued in connection with this transaction.

         In March 2004, we entered into a Securities Purchase Agreement for the sale of convertible debentures (the "March '04 Debentures") to two investors (the "Purchasers") for the total gross proceeds of $3.0 million. The debentures mature in May 2006, bear an interest rate of 9% per annum and provide for interest only payments on a quarterly basis, payable, at our option, in cash or shares of our common stock. The debentures are convertible into shares of our common stock at a conversion price of $1.32 per share, subject to adjustment if we offer or sell any securities for an effective per share price that is less than 87% of the then current conversion price, negatively restate any of our financial statement or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections. If certain conditions are met, we have the option to redeem the March '04 Debentures at 110% of their face value, plus accrued but unpaid interest.

         We must redeem the debentures at the initial monthly amount of $233,333 commencing on February 1, 2005. If the daily volume weighted average price of our common stock on the American Stock Exchange exceeds $1.15 by more than 200% for 15 consecutive trading days, we have the option to cause the Purchasers to convert the then outstanding principal amount of March '04 Debentures into our common stock at the conversion price then in effect.

         We also issued the Purchasers two warrants as follows: (1) Series A Warrants to purchase up to an aggregate of 1,043,479 shares of our common stock at an exercise price of $1.15 per share with a five-year term, exercisable at anytime after September 16, 2004, subject to adjustment if the we offer or sell any securities for an effective per share price that is less than the then current exercise price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections and (2) Series B Warrants to purchase up to 8,500,000 shares of our common stock with an exercise price of $5 per share, these warrants are immediately exercisable and expire on the earlier of the six-month anniversary of the effective date of the registration statement that is required to be filed or 18 months from March 15, 2004, subject to adjustment upon the issuance or sale of securities in a public offering for an effective per share price that is less than the then-current exercise price and upon the trigger of other customary anti-dilution protections.

         For a period of one hundred eighty (180) days following the date the registration statement is declared effective ("Effective Date"), each Purchaser has the right, in its sole discretion, to elect to purchase such Purchaser's pro rata portion of additional Debentures and Series A Warrants for an aggregate purchase price of up to $2,000,000 in a second closing (the "Second Closing"). The terms of the Second Closing shall be identical to the terms set forth in the Purchase Agreement and related documents, except that, the conversion price for the additional debentures and the exercise price for the additional warrants shall be equal to 115% of the average of the daily volume weighted average price of our common stock on the American Stock Exchange for the ten (10) days preceding the Second Closing ("Second Closing Price"). The Series A Warrant coverage for the Second Closing shall be 40% of each Purchaser's subscription amount divided by the Second Closing Price.

         For a period of one hundred eighty (180) days following the Effective Date, if the daily volume weighted average price of our common stock for twenty (20) consecutive trading days exceeds $2.00, subject to adjustment, we may, on one occasion, in our sole determination, require the Purchasers to purchase each such Purchaser's pro rata portion of additional debentures and Series A Warrants for an aggregate purchase price of up to $2,000,000. Any such additional investment shall be under the terms set forth in the Purchase Agreement and related documents, except that, the conversion price for the additional Debentures and the exercise price for the additional warrants shall be equal to the then current conversion price and warrant exercise price for the 9% Debentures and warrants purchased on March 15, 2004.

         For a period of six (6) months from the Effective Date, the Purchasers have a right of first refusal to participate in certain future financings by us involving the sale of our common stock or equivalent securities. The Purchasers were also granted registration rights under a Registration Rights Agreement dated March 15, 2004, pursuant to which we were required to file a registration statement respecting the common stock issuable upon the conversion of the debentures and exercise of the warrants within thirty (30) days after March 15, 2004, and to use best efforts to have the registration statement declared effective at the earliest date. If a registration statement was not filed within such thirty (30) day period or declared effective within such ninety
         (90) day period (or within one hundred twenty (120) days in the event of a full review by the SEC), we became obligated to pay liquidated damages to the Purchasers equal to 2% per month of each such Purchasers' subscription amount under the Purchase Agreement plus the value of any warrants issued pursuant to the Purchase Agreement then held by such Purchaser. The registration statement has not been filed as of June 15, 2004; therefore, $120,000 in liquidated damages has been accrued and included in accrued expenses at March 31, 2004.

         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.32 and our stock price of the date of issuance of the debentures was recorded as interest expense. It was recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first became convertible. We recognized this interest expense of $265,000 in the fiscal year ended March 31, 2004.

         We allocated the proceeds received from convertible debt with detachable warrants using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrants was $720,000 and is being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $14,000 in the fiscal year ended March 31, 2004.

8.       CAPITAL LEASES

         In connection with the acquisition of Page Digital, we assumed capital lease obligations on certain office equipment and fixtures leases expiring from November 2004 through November 2006. The capital leases bear interest at rates between 7% and 11% per annum and monthly lease payments range between approximately $1,000 to $8,000.

         The future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments at March 31, 2004 are as follows (in thousands):

                  Fiscal Year ending March 31,
                             2005                            $     183
                             2006                                   91
                                                             ----------
                  Total minimum least payments                     274
                  Less amount representing interest                 16
                                                             ----------
                  Present payment value of net
                    minimum lease payments                   $     258
                                                             ==========

                  Current maturities                         $     169
                  Non-current portion                               89
                                                             ----------
                                                             $     258
                                                             ==========

9.       COMMITTED STOCK

         In May 2002, Toys "R" Us, Inc. ("Toys"), our major customer, agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 shares of common stock. In connection with this transaction, Toys signed a two-year software development and services agreement (the "Development Agreement") that would have expired in February 2004. The purchase price was payable in installments through September 27, 2002. The note was non-interest bearing, and the face amount was either convertible into shares of common stock valued at $0.553 per share or payable in cash at our option, at the end of the term. The note would have due on May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the Development Agreement. We did not have the right to prepay the convertible note before the due date. The face amount of the note was 16% of the $1.3 million purchase price as of May 29, 2002, and increased by 4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount was the full $1.3 million purchase price. The face amount would cease to increase if Toys terminated the Development Agreement for a reason other than our breach. The face amount would be zero if we terminated the Development Agreement due to an uncured breach by Toys of the Development Agreement.

         The warrant entitled Toys to purchase up to 2,500,000 of shares of our common stock at $0.553 per share. 400,000 shares had vested as of May 29, 2002, and continued to vest at the rate of 100,000 shares per month until February 28, 2004. The warrant would cease to vest if Toys terminated the Development Agreement for a reason other than our breach. The warrant would become entirely non-exercisable if we terminated the Development Agreement due to an uncured breach by Toys of the Development Agreement. Toys could elect a "cashless exercise" where a portion of the warrant was surrendered to pay the exercise price.

         The note conversion price and the warrant exercise price were each subject to a 10% reduction in the event of an uncured breach by us of certain covenants to Toys. These covenants did not include financial covenants. Conversion of the note and exercise of the warrant each required 75 days advance notice. We also granted Toys certain registration rights for the shares of common stock into which the note would have been convertible and the warrant would have been exercisable.

         In November 2002, the Board decided that this note would be converted solely for equity and would not be repaid in cash and the $1.3 million was presented as committed common stock on our consolidated balance sheet at March 31, 2003.

         In November 2003, we entered into an agreement with Toys to terminate the Development Agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, the $1.3 million outstanding convertible note, which would have been converted solely for equity, was settled in full by offsetting against accounts receivable due to us from Toys, as opposed to issuance of common stock, and the warrant to purchase 2,500,000 shares of our common stock was cancelled. Consequently, we wrote off $684,000 account receivable as bad debt in the fiscal year ended March 31, 2004.

         In accordance with generally accepted accounting principles, the difference between the conversion price of the note of $0.553 and our stock price on the date of issuance of the note was considered to be interest expense. For the year ended March 31, 2004 and 2003, we recorded a charge of $0 and $151,000, respectively, representing a proportion of the total debt discount.

         We have also allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. For the year ended March 31, 2003, we recognized $20,000 as interest expense. The remaining value of the detachable warrants of $574,000 has been recorded as an offering cost in the fiscal year ended March 31, 2003 and as such, there is no effect on our consolidated statement of operations.

10.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES - We lease office spaces, automobile and various equipment under non-cancelable operating leases that expire at various dates through the fiscal year 2014. Certain leases contain renewal options. Future annual minimum lease payments for non-cancelable operating leases at March 31, 2004 are summarized as follows (in thousands):

                YEAR ENDING MARCH 31:
                        2005                 $    1,786
                        2006                      1,252
                        2007                      1,025
                        2008                        982
                        2009                        940
                        Thereafter                4,693
                                             -----------
                                             $   10,678
                                             ===========

         Rent expense was $1.0 million, $891,000 and $1.2 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

         EMPLOYEE BENEFIT PLAN - Effective January 1, 1999, we adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees employed in the United States ("401(k) Plan"). Participant contributions vest immediately and are subject to the limits established from time-to-time by the Internal Revenue Service. Up until July 1, 2000, we matched 50% of the employee's contributions, up to 3% of the employee's total compensation and made discretionary contributions to the plan. Effective, July 1, 2000, we amended the 401(k) Plan as follows: (a) our matching contribution equal to 50% of the employee's contributions, up to 6% of the employee's total compensation. Our matching contributions vest over a six year graded schedule. Effective January 1, 2002, we ceased matching contributions. We made matching contributions to the 401(k) Plan of approximately $125,000 in the fiscal year ended March 31, 2002.

         LITIGATION - In April of 2002, our former CEO, Thomas Dorosewicz, filed a demand with the California Labor Commissioner for $256,250 in severance benefits allegedly due under a disputed employment agreement, plus attorney's fees and costs. Mr. Dorosewicz's demand was later increased to $283,894. On June 18, 2002, we filed an action against Mr. Dorosewicz, Michelle Dorosewicz and an entity affiliated with him in San Diego Superior Court, Case No. GIC790833, alleging fraud and other causes of action relating to transactions Mr. Dorosewicz caused us to enter into with his affiliates and related parties without proper board approval. On July 31, 2002, Mr. Dorosewicz filed cross-complaints in that action alleging breach of statutory duty, breach of contract, fraud and other causes of action related to his employment with the Company and other transactions he entered into with the Company. The parties agreed to resolve all claims in binding arbitration. The dispute was heard by an arbitrator the week of October 3, 2003. The arbitrator issued an award on November 7, 2003, resolving most of the disputed issues in favor of the Company as follows: (a) the Company was awarded a refund of rental payments amounting to $66,951; (b) the excessive equipment leasing financing charges by Mr. Dorosewicz were recast substantially reducing the Company's unpaid balance; (c) Mr. Dorosewicz was ordered to repay attorneys' fees reimbursement he had previously been provided by the Company; (d) Mr. Dorosewicz was denied severance benefits; (e) Mr. Dorosewicz's claims with respect to options were denied; and (f) Mr. Dorosewicz was awarded his unpaid bonus in the amount of $56,719. The net amount awarded to Mr. Dorozewicz was $85,339, which was paid in January 2004.

         On May 15, 2002, an employee who was out on disability/worker's compensation leave, Debora Hintz, filed a claim with the California Labor Commissioner seeking $41,000 in alleged unpaid commissions. In or about December of 2002, Ms. Hintz filed a discrimination claim against us with the Department of Fair Employment and Housing, alleging harassment and sexual orientation discrimination. We had responded appropriately to both the wage claim and the discrimination allegations, which we believed lack merit based on present information. On December 1, 2003, the Department of Fair Housing and Employment closed the case on the basis of no probable cause to prove violation of statute, and gave notice of right to sue. In January 2004, we terminated Ms Hintz's employment with us and, as a result, her medical insurance was terminated. On February 12, 2004, Ms. Hintz filed a petition for violation of Labor Code Section 132(a) before the Workers' Compensation Appeals Board of the State of California.

         On August 30, 2002, Cord Camera Centers, Inc., an Ohio corporation ("Cord Camera"), filed a lawsuit against one of our subsidiaries, SVI Retail, Inc. ("SVI Retail") as the successor to Island Pacific Systems Corporation, in the United States District Court for the Southern District of Ohio, Eastern Division, Case No. C2 02 859. The lawsuit claims damages in excess of $1.5 million, plus punitive damages of $250,000, against SVI Retail for alleged fraud, negligent misrepresentation, breach of express warranties and breach of contract. These claims pertain to the following agreements between Cord Camera and Island Pacific: (i) a License Agreement, dated December 1999, as amended, for the use of certain software products, (ii) a Services Agreement for consulting, training and product support for the software products and (iii) a POS Software Support Agreement for the maintenance and support services for a certain software product. We settled this case on September 30, 2003. The terms of the settlement agreement are subject to a confidentiality covenant.

         In mid-2002, we were the subject of an adverse judgment entered in favor of Randall's Family Golf Centers, ("Randall") in the approximate sum of $61,000. The judgment was entered as a default judgment, and is based on allegations that we received a preferential transfer of funds within 90 days of the filing by Randall of a chapter 11 case in the United States Bankruptcy Court for the Southern District of New York. We settled this matter by an agreement to pay $12,500 to Randall.

         On November 22, 2002, UDC Homes, Inc. and UDC Corporation now known as Shea Homes, Inc. served Sabica Ventures, Inc. ("Sabica"), our wholly owned subsidiary and then our Island Pacific division (now are retail management solutions division) with a cross-complaint for indemnity on behalf of an entity identified in the summons as Pacific Cabinets. We filed a notice of motion and motion to quash service of summons on the grounds that we have never done business as Pacific Cabinets and have no other known relation to the construction project that is the subject of the cross-complaint and underlying complaint. A hearing on our motion to quash occurred on May 22, 2003 and was subsequently denied.

         On April 2, 2004, we filed a federal court action in the Southern District of California against 5R Online, Inc., John Frabasile, Randy Pagnotta, our former officers, and Terry Buckley for fraud, breach of fiduciary duty, breach of contract, and unfair business practice arising from their evaluation of, recommendation for, and ultimately engagement in a development arrangement between IPI and 5R. Pursuant to the development agreement entered into in June 2003 and upon reliance of the representations of the individual defendants that product development was progressing, we paid $640,000 in development payments but received no product. Responsive pleadings will be served shortly, and the parties are exploring a business solution to the dispute. For fiscal year ended March 31, 2004, we have expensed payments of $640,000 and shown as other expense.

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

11.      PREFERRED STOCK, COMMON STOCK, TREASURY STOCK, STOCK OPTIONS AND
         WARRANTS

         PRIVATE PLACEMENTS - In December 2000, we received $1.5 million from the sale of common stock and warrants to a limited number of accredited investors. As part of the same transaction, the investors purchased in January 2001 an additional $0.5 million of common stock and warrants, and two of the investors purchased in February 2001 an additional $0.5 million of common stock and warrants on the same terms and conditions. We issued a total of 2,941,176 shares of common stock and 1,470,590 warrants to purchase common stock at an exercise price of $1.50 as a result of the aforementioned transaction. We agreed to register the common shares purchased and the common shares issuable upon the exercise of warrants with the SEC. We filed a registration statement in January 2001 to register these shares, but it did not become effective. We issued 1,249,997 penalty warrants with a strike price of $0.85 per share, with a fair value of $740,000, as required under an agreement with the investors. We were obligated to issue to each investor a warrant for an additional 2.5% of the number of shares purchased by that investor in the private placement for each continuing 30-day period during which a registration statement is not effective.

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

         In June 2003, we entered into an agreement with various institutional investors ("June 2003 Institutional Investors") for the sale of 5,275,000 shares of common stock at a per share price of $1.50 for an aggregate purchase price of $7.9 million. In connection with this financing, we paid Roth Capital Partners as placement agent, cash compensation of 8% of the proceeds and issued a five-year warrant to purchase 527,500 shares of common stock at an exercise price of $1.65 per share. We also issued five-year warrants to purchase 375,000 shares of common stock at an exercise price of $1.65 to the March '04 Debentures investors and May '04 Debentures investors in order to obtain their requisite consents and waivers of rights they possessed to participate in the financing.

         In November 2003, we sold to various institutional investors ("November 2003 Institutional Investors") 3,180,645 shares of common stock at a price of $1.55 per share for an aggregate purchase price of $4.9 million. In connection with this financing, we paid Roth Capital, as placement agent, compensation of $179,000 in cash and 115,226 shares of our common stock and issued a five-year warrant to purchase 282,065 shares of common stock at an exercise price of $1.71 per share, with a fair market value of $388,000.

         PREFERRED STOCK - The Series A Preferred has a stated value of $100 per share and is redeemed at our option any time prior to the maturity date of December 31, 2006 ("Maturity Date") for 107% of the stated value and accrued and unpaid dividends. The shares are entitled to cumulative dividends of 7.2% per annum, payable semi-annually. At March 31, 2004 and 2003, dividends in arrears amount to $2.0 million or $14.19 per share and $1.3 million or $9.00 per share, respectively. The holders may convert each share of Series A Preferred at any time into the number of shares of our common stock determined by dividing the stated value plus all accrued and unpaid dividends, by a conversion price initially equal to $0.80. The conversion price will increase at an annual rate of 3.5% calculated on a semi-annual basis. As of March 31, 2004, the conversion price is $0.86 per share. On the Maturity Date, any outstanding shares of Series A Preferred will be automatically converted into shares of our common stock at a conversion price equal to 95% of the average closing price of our common stock for the last ten business days. The Series A Preferred is entitled upon liquidation to an amount equal to its stated value plus accrued and unpaid dividends in preference to any distributions to common stockholders. The Series A Preferred has no voting rights prior to conversion into common stock, except with respect to proposed impairments of the Series A Preferred rights and preferences, or as provided by law. We have the right of first refusal to purchase all but not less than all of any shares of Series A Preferred or shares of common stock received on conversion which the holder may propose to sell to a third party, upon the same price and terms as the proposed sale to a third party.

         In fiscal year ended March 31, 2004, we declared $421,000 dividend on Series A Preferred, which was paid by issuing 500,000 shares of common stock.

         COMMON STOCK - During fiscal year ended March 31, 2004, we issued the following:

                  o an aggregate of 4,103,161 shares of common stock totaling $4.2 million upon conversion of convertible debentures.

                  o an aggregate of 2,527,392 shares of common stock totaling $1.9 million upon conversion of convertible notes.

                  o 500,000 shares of common stock totaling $421,000 upon conversion of accrued dividends on Series A Preferred stock.

                  o an aggregate of 8,455,645 shares of common stock to June 2003 Institutional Investors and November 2003 Institutional Investors for total gross proceeds of $12.8 million. Offering costs associated with these transactions were $1.2 million, which included 115,226 shares of common stock, with a fair value of $179,000, to Roth Capital as placement agent's compensation. o an aggregate of 1,509,226 shares of common stock, with fair value totaling $1.6 million, to November 2003 Institutional Investors pursuant to an anti-dilutive provision of the Securities Purchase Agreement for the sale of 3,180,645 shares of common stock in November 2003.

                  o 100,000 shares of common stock, with fair value of $300,000, to Cord Camera for payment pursuant to the settlement agreement.

                  o an aggregate of 2,499,959 shares of common stock, with a fair value of $5.0 million, to the shareholders of Page Digital in connection with the acquisition of Page Digital.

                  o 84,849 shares of common stock to employees for bonus payment of $84,000 earned in the prior year.

                  o 9,584 shares of common stock, with a fair value of $14,000, for legal fees provided in the current year.

                  o 78,000 shares to common stock, fair value of $60,000, to a consultant for investor relation services provided in the current year.

         TREASURY STOCK - In November 1998, the Board of Directors authorized us to purchase up to 1,000,000 shares of our common stock. As of March 31, 2001, we had repurchased 444,641 shares of our common stock at a cost of $4.3 million. The purchased shares were canceled as of March 31, 2002.

         We received 10,700,000 shares of our common stock valued at $8.6 million from Softline in connection with the transactions between us and Softline described in Note 14. Up until March 31, 2003, these shares were pledged to the Bank as collateral for the term loans (see
         Note 6). The 10.7 million treasury shares were canceled and retired in May 2003.

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

         The following summarizes our stock option transactions under the stock option plans:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      EXERCISE
                                                                      PRICE PER
                                                      OPTIONS           SHARE
                                                     ----------      ----------

             Options outstanding, April 1, 2001       3,961,034      $   2.55
             Granted                                  2,117,300      $   0.89
             Expired/canceled                        (1,592,445)     $   1.84
                                                     -----------

             Options outstanding, March 31, 2002      4,485,889      $   2.05
             Granted                                  1,718,000      $   0.51
             Exercised                                 (150,000)     $   0.50
             Expired/canceled                        (1,224,483)     $   1.91
                                                     -----------

             Options outstanding, March 31, 2003      4,829,406      $   1.56
             Granted                                  1,355,580      $   1.91
             Exercised                                 (652,378)     $   0.71
             Expired/canceled                          (743,666)     $   1.97
                                                     -----------

             Options outstanding March 31, 2004       4,788,942      $   1.70
                                                     ===========

             Exercisable, March 31, 2002              2,030,673      $   2.63
                                                     ===========

             Exercisable, March 31, 2003              3,096,559      $   1.84
                                                     ===========

             Exercisable, March 31, 2004              3,296,860      $   1.70
                                                     ===========

         In addition to options issued pursuant to the stock option plans described above, we issued additional options outside the plans to employees, consultants, and third parties. The following summarizes our other stock option transactions:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                                     EXERCISE
                                                                     PRICE PER
                                                       OPTIONS         SHARE
                                                      ----------     ---------
             Options outstanding, April 1, 2001       1,366,812      $   2.28
             Expired/Canceled                          (320,000)     $   1.08
                                                      ----------
             Options outstanding, March 31, 2002      1,046,812      $   2.61
             Granted                                  4,132,500      $   0.32
             Expired/Canceled                          (125,000)     $   4.60
                                                      ----------
             Options outstanding, March 31, 2003      5,054,312      $   0.69
             Granted                                    400,000      $   1.75
             Expired/Canceled                          (439,246)     $   0.37
                                                      ----------
             Options outstanding, March 31, 2004      5,015,066      $   0.80
                                                      ==========
             Exercisable, March 31, 2002              1,046,812      $   2.61
                                                      ==========
             Exercisable, March 31, 2003              5,054,312      $   0.69
                                                      ==========
             Exercisable, March 31, 2004              5,015,066      $   0.80
                                                      ==========

         During the fiscal years ended March 31, 2004, 2003 and 2002, we recognized compensation expense of $126,000, $8,000, and $0, respectively, for stock options granted to non-employees for services provided to us.

         The following table summarizes information as of March 31, 2004 concerning currently outstanding and exercisable options:

                                             Options Outstanding                   Options Exercisable
                               -------------------------------------------    -----------------------------
                                                  Weighted
                                                   Average       Weighted      Weighted
                                                  Remaining       Average       Average
             Range Of             Number         Contractual     Exercise       Number            Exercise
         Exercise Prices        Outstanding         Life           Price      Exercisable           Price
         ---------------       ------------     ------------    ---------     -----------        ---------
                                                  (years)

          $0.28 - 0.50           4,323,265           2.48       $   0.28       4,263,681          $   0.28
          $0.51 - 1.00           1,598,544           6.80       $   0.81       1,332,556          $   0.80
          $1.01 - 1.50           1,114,492           7.87       $   1.30         610,712          $   1.34
          $1.51 - 2.00           1,359,912           3.16       $   1.79       1,301,612          $   1.80
          $2.01 - 4.00             877,500           7.99       $   2.68         280,000          $   2.94
          $4.01 - 11.75            530,295           4.42       $   6.42         523,365          $   7.44
                                 ----------         ------      ---------      ----------         ---------
                                 9,804,008           3.54       $   1.24       8,311,926          $   1.15
                                 ==========         ======      =========      ==========         =========

         WARRANTS - At March 31, 2004 and 2003, we had outstanding warrants to purchase 14,560,658 and 6,018,527 shares of common stock, respectively, at exercise prices ranging from $0.60 to $5.00 per share. The lives of the warrants range from two to five years from the grant date.

         The following summarizes our warrant transactions:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      EXERCISE
                                                                      PRICE PER
                                                        OPTIONS         SHARE
                                                      ----------      ---------

             Options outstanding, April 1, 2001        1,614,925      $   1.59
             Granted                                   2,425,243      $   0.96
                                                      -----------
             Options outstanding, March 31, 2002       4,040,168      $   1.21
             Granted                                   7,449,109      $   0.55
             Expired/canceled                         (5,470,750)     $   0.83
                                                      -----------
             Options outstanding, March 31, 2003       6,018,527      $   0.74
             Granted                                  11,229,467      $   4.12
             Exercised                                  (160,000)     $   2.77
             Expired/canceled                         (2,527,336)     $   0.62
                                                      -----------
             Options outstanding March 31, 2004       14,560,658      $   3.36
                                                      ===========
             Exercisable, March 31, 2002               4,040,168      $   1.21
                                                      ===========
             Exercisable, March 31, 2003               6,018,527      $   0.74
                                                      ===========
             Exercisable, March 31, 2004              13,367,179      $   3.55
                                                      ===========

         During the fiscal years ended March 31, 2004 and 2003, we recognized compensation expense of $91,000 and $43,000, respectively, for warrants granted to non-employees for services provided to us.

12.      INCOME TAXES

         The provision (benefit) for income taxes consisted of the following components (in thousands):

                                                            YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                             MARCH 31,       MARCH 31,        MARCH 31,
                                                               2004            2003             2002
                                                           ------------     ------------    ------------
                  Current:
                      Federal                              $      (586)     $        --     $        39
                      State                                         --                4              --
                      Foreign                                       --               --              --
                                                           ------------     ------------    ------------
                  Total                                           (586)               4              39
                                                           ------------     ------------    ------------

                  Deferred:
                      Federal                                       --               --              --
                      State                                         --               --              --
                      Foreign                                       --               --              --
                                                           ------------     ------------    ------------
                  Total                                             --               --              --
                                                           ------------     ------------    ------------

                  Provision (benefit) for income taxes     $      (586)     $        4      $        39
                                                           ============     ============    ============

         Significant components of our deferred tax assets and liabilities at March 31, 2004 and 2003 are as follows (in thousands):

                                                                           MARCH 31,
                                                                       2004        2003
                                                                     --------     --------
                  Current deferred tax assets/(liabilities):
                      State taxes                                    $   231      $   300
                      Accrued expenses                                   764          913
                      Prepaid services                                    92           92
                      Deferred revenue                                 1,138          669
                      Warrants for services                               43          298
                      Allowance for bad debts                            175          159
                                                                     --------     --------

                  Net current deferred tax assets                      2,443        2,431
                                                                     --------     --------

                  Non-current deferred tax assets/(liabilities):
                      Research and expenditure credits                 2,541        2,005
                      Net operating loss                               7,618        7,571
                      Fixed assets                                        27          117
                      Deferred rent                                       --           35
                      State taxes                                       (343)        (575)
                                                                     --------     --------

                  Total non-current deferred tax assets                9,843        9,153

                  Intangible assets                                   (5,527)      (6,415)
                                                                     --------     --------
                  Total non-current deferred tax liability            (5,527)      (6,415)
                                                                     --------     --------

                  Net non-current deferred tax asset/(liability)       6,759        5,169
                                                                     --------     --------

                  Valuation allowance                                 (6,759)      (5,169)
                                                                     --------     --------

                  Net deferred tax asset (liability)                 $    --      $    --
                                                                     ========     ========

                                      F-28

         The difference between the actual provision (benefit) and the amount computed at the statutory United States federal income tax rate of 34% for the fiscal years ended March 31, 2004, 2003 and 2002 is attributable to the following:

                                                             YEAR       YEAR       YEAR
                                                             ENDED      ENDED      ENDED
                                                            MARCH 31,  MARCH 31,  MARCH 31,
                                                              2004       2003       2002
                                                            --------   --------   -------
         Provision (benefit) computed at statutory rate      (34.0)%    (34.0)%   (34.0)%
         Nondeductible goodwill                                --         7.9       5.1
         Interest expense                                      5.1        --        --
         Change in valuation allowance                        39.4       73.9      20.4
         Foreign income taxed at different rates             (16.2)      (0.3)      9.7
         Tax credits                                           --       (24.2)     (2.9)

         State income tax, net of federal tax benefit         (1.7)      (2.5)     (0.7)
         Other                                                (8.7)     (20.8)      2.4
                                                            --------   --------   -------

         Total provision (benefit) for income taxes          (16.1)%     (--)%     (--)%
                                                            ========   ========   =======

         At March 31, 2004, we had Federal and California tax net operating loss carryforwards of approximately $20.8 million and $12.0 million, respectively. The Federal and California tax net operating loss carryforwards will begin expiring after 2008.

         We also have Federal and California research and development tax credit carryforwards of approximately $1.8 million and $739,000, respectively. The Federal credits will begin expiring after 2008. The California credits may be carried forward indefinitely.

13.      EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share for the fiscal years ended March 31, 2004, 2003 and 2002, are as follows (in thousands, except share amounts and per share data):

                                                                      FISCAL YEAR ENDED MARCH 31, 2004
                                                                 -----------------------------------------
                                                                      Loss          Shares       Per Share
                                                                  (Numerator)    (Denominator)     Amount
                                                                  -----------    -------------   ---------
                  Basic and diluted EPS:
                  Loss available to common stockholders           $   (5,252)     41,450,427     $  (0.13)
                                                                  ===========     ===========    =========


                                                                       FISCAL YEAR ENDED MARCH 31, 2003
                                                                  ----------------------------------------
                                                                    Income          Shares       Per Share
                                                                  (Numerator)    (Denominator)     Amount
                                                                  -----------    -------------   ---------
                  Basic and diluted EPS:
                  Loss available to common stockholders           $   (3,733)     29,598,518     $  (0.13)
                                                                  ===========     ===========    =========


                                                                       FISCAL YEAR ENDED MARCH 31, 2002
                                                                  ----------------------------------------
                                                                    Income          Shares       Per Share
                                                                  (Numerator)    (Denominator)     Amount
                                                                  -----------    -------------   ---------
                  Basic and diluted EPS:
                  Loss available to common stockholders           $  (14,912)     35,697,999     $  (0.42)
                                                                  ===========     ===========    =========

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                                  FOR FISCAL YEARS ENDED MARCH 31,
                                                                                 2004           2003           2002
                                                                             -----------    -----------    -----------
                  Options outstanding under our stock option plans            4,788,942      4,829,406      4,485,889
                  Options granted outside our stock option plans              5,015,066      5,054,312      1,046,812
                  Warrants issued in conjunction with private placements      1,730,714      1,625,000      2,944,499
                  Warrants issued for services rendered                       1,211,898        320,669      1,095,669
                  Warrants issued in conjunction with convertible note
                    due to major customer                                            --      2,500,000             --
                  Warrants issued in conjunction with convertible
                    debentures                                               11,618,043      1,572,858             --
                  Convertible notes due to stockholders                              --      2,200,338      1,037,037
                  Series A Convertible Preferred Stock                       18,783,284     18,561,594     17,625,000
                  Convertible debentures                                      2,272,727      3,419,304             --
                  Committed Stock                                                    --      2,976,190             --
                                                                             -----------    -----------    -----------
                         Total                                               45,420,674     43,059,671     28,234,906
                                                                             ===========    ===========    ===========

14.      RELATED PARTIES

         Included in other receivables at March 31, 2004 and 2003 are amounts due from our officers and employees in the amount of $37,000 and $3,000, respectively.

         In connection with the Page Digital acquisition, we assumed a three-party lease agreement for our Colorado offices between CAH Investments, LLC ("CAH"), wholly owned by Mr. Page's spouse, and Southfield Crestone, LLC, whereby Page Digital agreed to lease offices for ten years expiring on December 31, 2013. CAH and Southfield Crestone LLC are equal owners of the leased property. Rent expense related to this lease was $166,000 in fiscal year ended March 31, 2004. Security deposit of $170,000 relating to this lease is included in other long-term assets at March 31, 2004.

         We began occupying our Carlsbad principal executive offices in July 2001. At that time, the premises were owned by an affiliate of our Chief Executive Officer at that time. Monthly rent for these premises was set at $13,783. In April, 2002, the premises were sold to an entity unrelated to the former Chief Executive Officer. We relocated our principal executive offices to Irvine, California and terminated the Carlsbad lease in July 2003.

         We retain our former CEO and Chairman of the Board, Barry M. Schechter, to provide consulting services starting August 2003. The expense for these services was $295,000 in the fiscal year ended March 31, 2004.

         During fiscal year 2004, we retained an entity owned by an immediate family member of our former CEO and Chairman, Harvey Braun, to provide recruiting and marketing services. The expenses for these services were $138,000 in the fiscal year ended March 31, 2004.

         During fiscal year ended March 31, 2003, we had loan due to a stockholder who together with Barry M. Schechter, our former CEO and Chairman of the Board, and an irrevocable trust forms a beneficial ownership group. The original loan from the stockholder included in the group described above was $1.5 million and borrowed in June 1999 to fund the acquisition of Island Pacific Systems Corporation on April 1, 1999. This loan was repaid in full at March 31, 2003. Interest was calculated monthly at the current prime rate with no stated maturity date. Interest expense under these loans for the years ended March 31, 2004, 2003 and 2002 was $0, $12,000 and $26,000, respectively.

         We retain an entity affiliated with a former director of the board to provide financial advisory services. This former director resigned in October 2003. During the years ended March 31, 2004, 2003 and 2002, the expenses for these services were $22,000, $47,000 and $42,000, respectively. We also incurred $6,000, $0 and $19,000 in expenses to the same former director for accounting services during the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We borrowed $50,000, $125,000, $70,000 and $50,000 from another entity affiliated with this former director in May 2001, December 2001, May 2002 and September 2002, respectively, to meet payroll expenses. These amounts were repaid together with interest at the then-effective prime rate, promptly as revenues were received, and are paid in full as of March 31, 2003.

         During the second quarter of fiscal 2001, Softline Limited ("Softline"), our former major stockholder, loaned us $10 million for the purpose of making a $10 million principal reduction on the Bank term loan. This loan was unsecured and was subordinated to the term loan. The loan bore interest at 14% per annum, payable monthly, and had a stated due date of August 1, 2001. We did not pay monthly interest and had accrued $1.0 million interest as of March 31, 2001. There were no financial covenants or restrictions related to the Softline loan. Effective June 30, 2001, the terms of the loan with Softline were amended. Included in the amendment was an extension of the maturity date to November 1, 2002. We agreed to reimburse Softline for costs associated with this loan in the amount of $326,000, which was fully accrued for as of March 31, 2001 and was paid off in fiscal 2003. These costs were to be amortized over the initial 13-month life of the loan.

         Effective January 1, 2002, we entered into an integrated series of transactions with Softline as follows:

                  1. We transferred to Softline a note received in connection with the sale of IBIS (the "IBIS Note") with a carrying value of $7.0 million.
                  2. We issued to Softline 141,000 shares of newly-designated Series A Convertible Preferred Stock ("Series A Preferred").
                  3. In consideration of the above, Softline released us from our obligations related to the note payable due to Softline. Softline also surrendered 10,700,000 shares of our common stock held by Softline.

         No gain or loss was recognized in connection with the disposition of the IBIS Note or the other components of the transactions.

         Interest expense included interest due to Softline and its subsidiary for the fiscal years ended March 31, 2004, 2003, and 2002 of $0, $0 and $1.3 million, respectively.

         An option agreement (the "Option Agreement") was prepared and agreed upon by Softline and our president and director, as trustee of a certain group of our management (the "Optionees"). Under the Option Agreement, Softline granted the Optionees the right to purchase from Softline 8,000,000 shares of our common stock and such number of shares of Series A Preferred convertible into 17,125,000 shares of our common stock for a price of $0.80 per option share. The Option Agreement expired, unexercised on March 24, 2004.

         In November 2003, the Sage Group plc (the "Sage Group") acquired substantially all the assets of Softline, including Softline's 141,000 shares of our Series A Preferred, 8,923,915 shares of our common stock and options to purchase 71,812 shares of our common stock. In connection with the acquisition, certain agreements of Softline, including the rights and obligations respecting and arising from the Option Agreement were also assigned to and assumed by the Sage Group.


15.      BUSINESS SEGMENTS AND GEOGRAPHIC DATA

         We are a leading provider of software solutions and services to the retail industry. Our solutions and services have been developed specifically to meet the needs of the retail industry. We provide high value innovative solutions that help retailers understand, create, manage and fulfill consumer demand. Our solutions help retailers improve the efficiency and effectiveness of their operations and build stronger, longer lasting relationships with their customers. We structured our operations into three business units that have separate reporting infrastructures. Effective January 31, 2004, we acquired Page Digital subsidiary which offers multi-channel retail solutions.

         Up until April 1, 2003, through our Training Products subsidiary we also developed and distributed PC courseware and skills assessment products for both desktop and retail applications. Effective April 1, 2003, we sold the Training Products subsidiary.

         Up to March 31, 2002, we considered our business to consist of one reportable operating segment.

         Each unit is evaluated primarily based on total revenues and operating income excluding depreciation and amortization. Identifiable assets are also managed by business units. The units from continuing operations are as follows:

                  o RETAIL MANAGEMENT SOLUTIONS ("RETAIL MANAGEMENT") - offers suite of applications, which builds on our long history in retail software design and development. We provide our customers with an extremely reliable, widely deployed, comprehensive and fully integrated retail management solutions. Retail Management includes merchandise management that optimizes workflow and provides the highest level of data integrity. This module supports all operational areas of the supply chain including planning, open-to-buy purchase order management, forecasting, warehouse and store receiving distribution, transfers, price management, performance analysis and physical inventory. In addition, Retail Management includes a comprehensive set of tools for analysis and planning, replenishment and forecasting, event and promotion management, warehouse, ticketing, financials and sales audit. Through collaborations with strategic partners, Retail Management offers tools for loss prevention, communication with stores and vendors, integration needs, purchase and allocation decisions, analysis of weather impact, control and management of business processes, consumer research, tracking consumer shopping patterns, forecasting and replenishment, and analyzing store people productivity.

                  o STORE SOLUTIONS - offers suite of applications builds on our long history of providing multi-platform, client server in-store solutions. We market this set of applications under the name "OnePointe,"(TM) which is a feature-rich application created with the specialty retailer in mind. More than 15 years of development has resulted in a solution with a high degree of fit and value out of the box. Additionally, the software was designed for easy customization, enabling our development team to quickly develop solutions to meet retailers' specific point-of-sale ("POS")and in-store processor (server) requirements.

                  o MULTI-CHANNEL RETAIL SOLUTIONS ("MULTI-CHANNEL RETAIL") - Page Digital designs its application to specifically address direct commerce business processes, which primarily relate to interactions with the end-user. Having developed its software out of necessity to manage its own former direct commerce operation, Page Digital has been extremely attentive to functionality, usability and scalability. Its software components include applications for customer relations management, order management, call centers, fulfillment, data mining and financial management. Specific activities like partial ship orders, payments with multiple tenders, back order notification, returns processing and continuum marketing (e.g., up sells based on time coffee of the month club), represent just a few of the more than 1,000 parameterized direct commerce activities that have been built into its "Synaro"(TM)applications. Page Digital makes these components and its interfacing technology available to customers, systems integrators and independent software developers who may modify them to meet their specific needs. This growing base of inherited functionality continues to improve the market relevance of its products.

         A summary of the net sales and operating income (loss), excluding depreciation and amortization expense, and identifiable assets attributable to each of these business units from continuing operations are as follows (in thousands):

                                                                 Year Ended    Year Ended
                                                                  March 31,     March 31,
                                                                    2004          2003
                                                                  ---------     ---------
                  Net sales from continuing operations:
                           Retail Management                       $ 19,089      $ 20,390
                           Store Solutions                            1,620         1,906
                           Multi-channel Retail                       1,030            --
                                                                   ---------     ---------
                             Consolidated net sales                $ 21,739      $ 22,296
                                                                   =========     =========
                  Operating income (loss):
                           Retail Management                       $  4,371      $  3,321
                           Store Solutions                              (60)          176
                           Multi-channel Retail                         175            --
                           Other (see below)                         (7,736)       (6,109)
                                                                   ---------     ---------
                             Consolidated operating loss           $ (3,250)     $ (2,612)
                                                                   =========     =========
                  Other operating loss:
                        Amortization of intangible assets          $ (3,628)     $ (3,818)
                        Depreciation                                   (268)         (330)
                        Administrative costs and other
                        non-allocated expenses                       (3,840)       (1,961)
                                                                   ---------     ---------
                             Consolidated other operating loss     $ (7,736)     $ (6,109)
                                                                   =========     =========
                  Identifiable assets:
                           Retail Management                       $ 36,184      $ 31,953
                           Store Solutions                            3,790         4,404
                           Multi-channel Retail                       9,955            --
                                                                   ---------     ---------
                             Consolidated identifiable assets      $ 49,929      $ 36,357
                                                                   =========     =========

         Operating income (loss) in Retail Management, Store Solutions and Multi-channel Retail includes direct expenses for software licenses, maintenance services, programming and consulting services, sales and marketing expenses, product development expenses, and direct general, administrative and depreciation expenses. The "Other" caption includes depreciation, amortization of intangible assets, non-allocated costs and other expenses that are not directly identified with a particular business unit and which we do not consider in evaluating the operating income of the business unit.

         We currently operate in the United States and the United Kingdom. In February 2002, the Australian subsidiary ceased operations after National Australian Bank, the subsidiary's secured lender, placed it in receivership (see Note 3). The following is a summary of local operations by geographic area (in thousands):

                                                        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                         MARCH 31,      MARCH 31,      MARCH 31,
                                                           2004           2003           2002
                                                         ---------      ---------      ---------
                                                                     (in thousands)
                  Net Sales:
                       Continuing operations:
                           United States                  $17,982        $19,616        $24,246
                           United Kingdom                   3,757          2,680          2,469
                                                          --------       --------       --------
                                                           21,739         22,296         26,715
                                                          --------       --------       --------
                       Discontinued operations:
                           United States                       --          1,370          1,390
                           Australia                           --             --          2,363
                           United Kingdom                      --            147            146
                                                          --------       --------       --------
                                                               --          1,517          3,899
                                                          --------       --------       --------

                           Total net sales                $21,739        $23,813        $30,614
                                                          ========       ========       ========

                  Long-lived assets:
                           United States                  $44,228        $31,595        $36,154
                           United Kingdom                      30             27             22
                                                          --------       --------       --------
                           Total long-lived assets        $44,258        $31,622        $36,176
                                                          ========       ========       ========

16.      SIGNIFICANT FOURTH QUARTER ADJUSTMENT

         During the fourth quarter of fiscal 2004, we:

         o impaired prepaid assets by $640,000 in relation to funding paid to 5R during the year.

         o reduced net sales by $556,000, of which $238,000 related to the third quarter of fiscal 2004.

17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         MARCH 31, 2004                                   JUNE 30     SEPT. 30      DEC. 31       MAR. 31         TOTAL
         ----------------------------------------------------------------------------------------------------------------
                  Net Sales                              $  5,466     $  6,679     $  4,890      $  4,704      $ 21,739
                  Gross Profit                              3,812        5,605        3,479         3,591        16,487
                  Net Income (Loss)                           285          699         (584)       (4,628)       (4,228)
                  Net Income (Loss) Available to
                      Common Stockholders                      13          417         (768)       (4,914)       (5,252)
                  Basic and diluted Income (Loss)
                      Per Share                              0.01         0.01        (0.01)        (0.09)        (0.10)
                  Basic and diluted Income (Loss)
                      Available To Common Stockholders   $     --     $   0.01     $  (0.02)     $  (0.10)     $  (0.13)


         MARCH 31, 2003                                   JUNE 30     SEPT. 30      DEC. 31       MAR. 31         TOTAL
         ----------------------------------------------------------------------------------------------------------------
                  Net Sales                              $  4,893     $  3,798     $  7,118      $  6,487      $ 22,296
                  Gross Profit                              2,840        2,190        4,945         4,276        14,251
                  Net Income (Loss) from continuing
                      operations                           (2,067)      (2,368)         391         1,207        (2,837)
                  Net Income (Loss)                        (2,017)      (2,259)         384         1,174        (2,718)
                  Net Income (Loss) Available To
                      Common Stockholders                  (2,271)      (2,522)         131           929        (3,733)
                  Basic and diluted Earnings (Loss)
                      Per Share                             (0.07)       (0.08)        0.01          0.04         (0.09)
                  Basic and diluted Earnings (Loss)
                      Available To Common Stockholders
                      Per Share                          $  (0.08)    $  (0.09)    $     --      $   0.03      $  (0.12)

         The summation of quarterly net income (loss) per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

18.      SUBSEQUENT EVENTS

         In May 2004, Harvey Braun resigned from the position as Chief Executive Officer.

         Pursuant to an agreement dated June 1, 2004, we acquired Retail Technologies International, Inc. ("RTI") from Michael Tomczak, Jeffrey Boone and Intuit Inc. ("Intuit") in a merger transaction. On March 12, 2004, we, RTI, IPI Merger Sub, Inc., ("Merger Sub") and Michael Tomczak and Jeffrey Boone (the "Shareholders") entered the initial Agreement of Merger and Plan of Reorganization (the "March 12, 2004 Merger Agreement") which provided we would acquire RTI in a merger transaction in which RTI would merge with and into Merger Sub. The merger consideration contemplated by the March 12, 2004 Merger Agreement was a combination of cash and shares of our common stock. The March 12, 2004 Merger Agreement was amended by the Amended and Restated Agreement of Merger and Plan of Reorganization, dated June 1, 2004, by and between us, RTI, Merger Sub, IPI Merger Sub II, Inc. ("Merger Sub II") and the Shareholders (the "Amended Merger Agreement").

         Pursuant to the Amended Merger Agreement, the Merger (as defined below) was completed with the following terms: (i) we assumed RTI's obligations under those certain promissory notes issued by RTI on December 20, 2002 with an aggregate principal balance of $2.3 million;
         (ii) the total consideration paid at the closing of the Merger was $10.0 million paid in shares of our common stock and newly designated Series B convertible preferred stock ("Series B Preferred") and promissory notes; (iii) the Shareholders and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to the registration rights agreement dated June 1, 2004 between us, the Shareholders and Intuit (the "Registration Rights Agreement"); and (iv) the merger consisted of two steps (the "Merger"), first, Merger Sub merged with and into RTI, Merger Sub's separate corporate existence ceased and RTI continued as the surviving corporation (the "Reverse Merger"), immediately thereafter, RTI merged with and into Merger Sub II, RTI's separate corporate existence ceased and Merger Sub II continued as the surviving corporation (the "Second-Step Merger").

         As a result of the Merger, each Shareholder received 1,258,616 shares of Series B Preferred and a promissory note payable monthly over two years in the principal amount of $1,295,000 bearing interest at 6.5% per annum. As a result of the Merger, Intuit, the holder of all of the outstanding shares of RTI's Series A Preferred stock, received 1,546,733 shares of our common stock and a promissory note payable monthly over two years in the principal amount of $530,700 bearing interest at 6.5% per annum.

         The Shareholders and Intuit were also granted registration rights. Under the Registration Rights Agreement, we agreed to register the common stock issuable upon conversion of the Series B Preferred issued to the Shareholders within 30 days of the automatic conversion of the Series B Preferred into common stock. The automatic conversion will occur upon us filing an amendment to our certificate of incorporation with the Delaware Secretary of State increasing the authorized number of shares of our common stock ("Certificate of Amendment") after securing shareholder approval for the Certificate of Amendment. Under the Registration Rights Agreement, Intuit is entitled to demand registration or to have its shares included on any registration statement filed prior the registration statement covering the Shareholders' shares, subject to certain conditions and limitations, or if not previously registered to have its shares included on the registration statement registering the Shareholders' shares. The Shareholders and Intuit are entitled to price protection payments of up to a maximum of $0.23 per share payable by promissory note, if and to the extent that the average closing price of our common stock for the 10 days immediately preceding the date the registration statement covering their shares is declared effective by the Securities and Exchange Commission, is less than the 10 day average closing price as of June 1, 2004, which was $0.76.

         Pursuant to the Amended Merger Agreement, The Sage Group, plc as well as certain officers and directors signed voting agreements that provide they will not dispose of or transfer their shares of our capital stock and that they will vote their shares of our capital stock in favor of the Certificate of Amendment and the Amended Merger Agreement and transactions contemplated therein.

         Upon the consummation of the Merger, Michael Tomczak, RTI's former President and Chief Executive Officer, was appointed our President, Chief Operating Officer and director and Jeffrey Boone, RTI's former Chief Technology Officer, was appointed our Chief Technology Officer. We entered into two-year employment agreements and non-competition agreements with Mr. Tomczak and Mr. Boone.

         The following unaudited pro forma consolidated results of continuing operations for the twelve months ended March 31, 2004 and 2003 assume the acquisitions of RTI and Page Digital occurred as of April 1, 2003 and 2002, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                         Fiscal Years Ended
                                                               March 31,
                                                        2004             2003
                                                        ----             ----
                                                           (unaudited)
                                           (in thousands, except per share data)

         Net sales                                    $ 34,532        $ 37,273
         Net loss                                     $ (7,835)       $   (683)
         Net loss available to common stockholders    $ (8,858)       $ (1,698)
         Basic and diluted loss per share of
           common stock                               $  (0.18)       $  (0.02)
         Basic and diluted loss per share
           available to common stockholders           $  (0.21)       $  (0.05)

                            SUPPLEMENTAL INFORMATION

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Island Pacific, Inc. and subsidiaries
Irvine, California

         Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
------------------------------------------
Los Angeles, California
June 11, 2004

                                   VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

                              FOR THE FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002


                                                                   Additions
                                                Balance,          (Deductions)         Additions
                                              Beginning of         Charged to         (Deductions)        Balance,
                                                 Year              Operations         from Reserve       End of Year
         Allowance for doubtful accounts

                  March 31, 2004               $ 364               $ 823                $(777)            $ 409

                  March 31, 2003               $ 435               $ 159                $(230)            $ 364

                  March 31, 2002               $ 627               $  (3)               $(189)            $ 435


                                                        F-37