Form 10-Q/A
period 2003-12-31
ISLAND PACIFIC INC
filed 2004-06-30
CIK 866535

================================================================================

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

                                EXPLANATORY NOTE


This quarterly report on Form 10-Q/A is an amendment to the Form 10-Q filed by the Company on February 13, 2004 for the quarter ended December 31, 2003.

This quarterly report on Form 10-Q/A is being filed to reflect the restatement of the Registrant's Condensed Consolidated Financial Statements (the "Restatement"). The Restatement reflects the following:

         1. Deferral of recognition of revenue on certain professional service contracts until the work is performed.
         2.       Reversal of revenue recognized on sales of alliance products.

THIS REPORT DOES NOT OTHERWISE ATTEMPT TO UPDATE THE INFORMATION PROVIDED HEREIN BEYOND THE ORIGINAL FILING DATE.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


         Condensed Consolidated Balance Sheets as of December 31, 2003
               and March 31, 2003 (as restated)...............................3

         Condensed Consolidated Statements of Operations for the Three
               Months and Nine Months Ended December 31, 2003 and 2002
               (as restated)..... ............................................4

         Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended December 31, 2003 and 2002 (as restated)..........5

         Notes to Condensed Consolidated Financial Statements (as restated)...6


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

Item 6.  Exhibits and Reports on Form 8-K.....................................34

SIGNATURES....................................................................36

CERTIFICATIONS................................................................37


PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share amounts)

                                                                                     DECEMBER 31,    MARCH 31,
                                                                                        2003           2003
                                                                                     -----------      ---------
                                                                                    (As restated-
                                                                                     See Note 16)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $  5,131       $  1,319
   Accounts receivable, net of allowance for doubtful accounts of $260 and $372,
     respectively                                                                        5,262          3,974
   Other receivables, including $0 and $3 from related parties, respectively               113             97
   Inventories                                                                              84             91
   Current portion of non-compete agreements                                               748            917
   Net assets from discontinued operations                                                  --            309
   Prepaid expenses and other current assets                                               965            225
                                                                                      ---------      ---------
       Total current assets                                                             12,303          6,932

Note receivable                                                                            162             --
Property and equipment, net                                                                367            380
Purchased and capitalized software, net                                                 19,854         14,804
Goodwill, net                                                                           14,795         14,795
Non-compete agreements, net                                                                149            668
Other assets                                                                                29             58
                                                                                      ---------      ---------
       Total assets
                                                                                      $ 47,659       $ 37,637
                                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Debt due to stockholders                                                           $     --       $  1,320
   Convertible note                                                                        500            500
   Current portion of long-term debts                                                       --            149
   Accounts payable                                                                        667          2,941
   Accrued expenses                                                                      2,454          4,517
   Deferred revenue                                                                      3,242          1,561
   Income tax payable                                                                       64             --
                                                                                      ---------      ---------
       Total current liabilities                                                         6,927         10,988

Convertible debentures, net of debt discount of $0 and $625, respectively                   --          2,726
Other long-term liabilities                                                                 65             81
                                                                                      ---------      ---------
       Total liabilities                                                                 6,992         13,795
                                                                                      ---------      ---------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.0001 par value; 5,000,000 shares authorized; Series A
   Convertible Preferred, 7.2% cumulative 141,100 shares authorized and outstanding with a stated value of $100 per share, dividends in arrears of
     $1,716 and $1,269, respectively                                                    14,100         14,100
   Committed common stock - 2,500,000 shares                                                --          1,383
   Common stock, $.0001 par value; 100,000,000 shares authorized; 47,681,344 and
     42,199,632 shares issued; and 47,681,344 and 31,499,632 shares outstanding,
     respectively                                                                            5              4
   Additional paid in capital                                                           66,652         57,751
   Accumulated deficit                                                                 (40,090)       (40,490)
   Treasury stock, at cost; shares - 10,700,000                                             --         (8,906)
                                                                                      ---------      ---------
       Total stockholders' equity                                                       40,667         23,842
                                                                                      ---------      ---------

       Total liabilities and stockholders' equity                                     $ 47,659       $ 37,637
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

                                                      3

                                          ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except per share data)

                                                                      Three Months Ended            Nine Months Ended
                                                                         December 31,                  December 31,
                                                                     2003           2002           2003           2002
                                                                   ---------      ---------      ---------      ---------

                                                                 (As restated-                 (As restated-
                                                                  see Note 16)                  see Note 16)

Net sales                                                          $  4,890       $  7,118       $ 17,035       $ 15,808
Cost of sales                                                         1,411          2,173          4,139          5,835
                                                                   ---------      ---------      ---------      ---------
    Gross profit                                                      3,479          4,945         12,896          9,973

Expenses:
  Application development                                               361            650          1,044          2,894
  Depreciation and amortization                                         922          1,040          2,688          3,122
  Selling, general and administrative                                 2,918          2,671          8,715          6,498
                                                                   ---------      ---------      ---------      ---------
    Total expenses                                                    4,201          4,361         12,447         12,514
                                                                   ---------      ---------      ---------      ---------

Income (loss) from operations                                          (722)           584            449         (2,541)

Other income (expense):
  Interest income                                                         7             --             16              1
  Other income (expense)                                                112             15            (66)            17
  Interest expense                                                       --           (209)          (521)          (894)
                                                                   ---------      ---------      ---------      ---------
    Total other income (expenses)                                       119           (194)          (571)          (876)
                                                                   ---------      ---------      ---------      ---------

Income (loss) before provision for income taxes                        (603)           390           (122)         (3,417)

Provision for income tax benefits                                       (19)            (1)          (522)            --
                                                                   ---------      ---------      ---------      ---------
Income (loss) before cumulative effect of a change in
     accounting principle                                              (584)           391            400         (3,417)
     Cumulative effect of changing accounting principle -
         goodwill valuation under SFAS 142                               --             --             --           (627)
                                                                   ---------      ---------      ---------      ---------
Income (loss) from continuing operations                               (584)           391            400         (4,044)

    Income (loss) from discontinued operations of the SVI
         Training Products Inc, subsidiary, net of applicable
         income taxes                                                    --             (7)            --            152
                                                                   ---------      ---------      ---------      ---------
Net income (loss)                                                      (584)           384            400         (3,892)

    Cumulative preferred dividends                                      184            253            738            761
                                                                   ---------      ---------      ---------      ---------
Net income (loss) available to common stockholders                 $   (768)      $    131       $   (338)      $ (4,653)
                                                                   =========      =========      =========      =========

Basic earnings (loss) per share:
    Income (loss) before cumulative effect of a change in
        accounting principle                                       $  (0.01)      $   0.01       $   0.01       $  (0.12)
    Cumulative effect of a change in accounting principle -
        goodwill Valuation under SFAS 142                                --             --             --          (0.02)
                                                                   ---------      ---------      ---------      ---------
    Income (loss) from continuing operations                          (0.01)          0.01           0.01          (0.14)
    Income from discontinued operations                                  --             --             --           0.01
    Cumulative preferred dividends                                     0.01           0.01           0.02           0.03
                                                                   ---------      ---------      ---------      ---------
        Net income (loss) available to common stockholders         $  (0.02)      $     --       $  (0.01)      $  (0.16)
                                                                   =========      =========      =========      =========

Diluted earnings (loss) per share:
    Income (loss) before cumulative effect of a change in
        accounting principle                                       $  (0.01)      $   0.01       $   0.01       $  (0.12)
    Cumulative effect of a change in accounting principle -
        goodwill valuation under SFAS 142                                --             --             --          (0.02)
                                                                   ---------      ---------      ---------      ---------
    Income (loss) from continuing operations                          (0.01)          0.01           0.01          (0.14)
    Income from discontinued operations                                  --             --             --           0.01
    Cumulative preferred dividends                                    (0.01)          0.01           0.02           0.03
                                                                   ---------      ---------      ---------      ---------
        Net income (loss) available to common stockholders         $  (0.02)      $     --       $  (0.01)      $  (0.16)
                                                                   =========      =========      =========      =========

Weighted-average common shares outstanding:
     Basic                                                           46,172         30,395         38,656         29,257
     Diluted                                                         46,172         58,734         38,656         29,257


                                The accompanying notes are an integral part of
                              these condensed consolidated financial statements.


                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                                     NINE MONTHS ENDED DECEMBER 31,
                                                                                          2003            2002
                                                                                        ---------      ---------

                                                                                      (As restated-
                                                                                       see Note 16)

Cash flows from operating activities:
   Net income (loss)                                                                    $    400       $ (3,892)
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
     Depreciation and amortization                                                         2,688          3,122
     Cumulative effect of a change in accounting principle - goodwill
       valuation under SFAS 142                                                               --            627
     Gain on disposal of furniture and equipment                                             169             --
     Amortization of debt discount and conversion option                                     267            171
     Changes in allowance for doubtful accounts                                             (112)            74
     Stock-based compensation                                                                195              8
     Common stock issued for services rendered and settlement cost                           385            390
   Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable and other receivables                                            (6,475)        (2,771)

     Inventories                                                                               7             15
     Prepaid expenses and other assets                                                      (710)             5
     Accounts payable and accrued expenses                                                (4,141)         1,014
     Income tax payable                                                                       64            (98)
     Accrued interest on stockholders' loans, convertible notes and term loan                187            664
     Deferred revenue                                                                      1,682           (603)
                                                                                        ---------      ---------
Net cash used for operating activities                                                    (5,394)        (1,274)
                                                                                        ---------      ---------

Cash flows from investing activities:
   Proceeds received from note receivable                                                     18             --
   Purchases of furniture and equipment                                                     (301)           (39)
   Capitalized software development costs                                                 (3,002)           (93)
                                                                                        ---------      ---------
Net cash used for investing activities                                                    (3,285)          (132)
                                                                                        ---------      ---------

Cash flows from financing activities:
   Sale of common stock, net of offering costs                                            11,929             --
   Decrease in amount due to stockholders, net                                                --           (287)
   Proceeds from committed stock                                                             700          1,383
   Payments on term loan and debentures                                                     (135)          (336)
   Proceeds from short-term loan from related party                                           --            120
   Payments on short-term loan from related party                                             --           (120)
                                                                                        ---------      ---------
Net cash provided by financing activities                                                 12,494            760
                                                                                        ---------      ---------

Effect of exchange rate changes on cash                                                       (3)            (4)
                                                                                        ---------      ---------

Net increase (decrease) in cash and cash equivalents                                       3,812           (650)
Cash and cash equivalents, beginning of period                                             1,319          1,309
                                                                                        ---------      ---------
Cash and cash equivalents, end of period                                                $  5,131       $    659
                                                                                        =========      =========

Supplemental disclosure of cash flow information:
   Interest paid                                                                        $    135       $    408

Supplemental schedule of non-cash investing and financing activities:
   Issued 4,103,161 shares of common stock upon conversion of the 9% debentures         $  4,200             --
   Purchased software license rights by offsetting payment against
     account receivable                                                                 $  3,900             --
   Repaid a convertible note by offsetting against outstanding account receivable       $  1,382             --
   Issued 2,287,653 shares of common stock upon conversion of the note due to
     stockholders                                                                       $  1,374             --
   Issued 500,000 shares of common stock as payment for dividend on preferred
     stock                                                                              $    421             --
   Retired 1,070,000 shares of treasury stock                                           $ (8,905)            --
   Issued 1,010,000 shares of common stock to repay in full a stockholder's note        $     --            388
   Issued 231,021 shares of common stock upon exercise of stock options                 $      1             --
   Issued 100,000 shares of common stock for services in connection with an
     equity financing in December 2000                                                        --       $     45
   Issued 140,000 shares of common stock to pay for penalty for late
     effectiveness of the registration statement                                              --       $     60
   Received 262,500 shares of common stock related to early termination
     of a service contract                                                                    --       $   (210)
   Issued 84,849 and 1,223,580 shares of common stock as payments for bonuses
     and services rendered in prior periods                                             $     83       $    657


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


NOTE 10 - EARNINGS (LOSS) PER SHARE (AS RESTATED)


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

                                          Three months ended            Nine months ended
                                              December 31,                 December 31,
                                          2003           2002          2003           2002
                                       ---------      ---------     ---------      ---------

                                     (As restated)                (As restated)
Net income (loss) available to
common stockholders                    $   (768)      $    131      $   (338)      $ (4,653)
                                       =========      =========     =========      =========

Basic weighted average shares            46,172         30,395        38,656         29,257

Dilutive common stock equivalent             --         28,339            --             --
                                       ---------      ---------     ---------      ---------
Diluted weighted average shares          46,172         58,734        38,656         29,257
                                       =========      =========     =========      =========

Basic earnings (loss) per share        $  (0.02)      $     --      $  (0.01)       $  (0.16)
Diluted earnings (loss) per share      $  (0.02)      $     --      $  (0.01)       $  (0.16)



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
                                                                         ===================    =================


NOTE 11 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA (AS RESTATED)


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

                                       Three months ended       Nine months ended
                                           December 31,             December 31,
                                       2003         2002         2003         2002
                                     --------     --------     --------     --------

                                        (As                      (As
                                     restated)                 restated)
         Net sales:
             United States           $ 3,275      $ 6,238      $14,389      $13,891
             United Kingdom            1,615          880        2,646        1,917
                                     --------     --------     --------     --------
                Total net sales      $ 4,890      $ 7,118      $17,035      $15,808
                                     ========     ========     ========     ========

                                                                        December 31,
                                                                    2003             2002
                                                               -------------    -------------

                                                               (As restated)
         Identifiable assets from continuing operations:
            United States                                      $     45,008     $     37,081
            United Kingdom                                            2,651            1,063
                                                               -------------    -------------
               Total identifiable assets                       $     47,659     $     38,144
                                                               =============    =============


For the three and nine months ended December 31, 2003 and 2002, net sales to major customers are as follows (in thousands):

                                      Three months ended                   Nine months ended
                                         December 31,                         December 31,
                                    2003              2002                2003             2002
                                 ------------     -------------       -------------    -------------

         The Perfume Shop                16%               --%                  5%              --%
         QQQ Systems Ltd.                --%               --%                 23%              --%
         Toys                            --%               25%                  9%              31%



The account receivable balances from the Perfume Shop at December 31, 2003 represent 13% of total accounts receivable. The account receivable balances from Toys at December 31, 2003 and 2002 represent 13% and 15%, respectively, of total accounts receivable. The account receivable balance from QQQ Systems Ltd. at December 31, 2003 represents 0% of total accounts receivable.


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

A summary of the revenues and operating income (loss), excluding depreciation and amortization, attributable to each of these business units and identifiable assets is as follows (in thousands):

                                                              Three months ended            Nine months ended
                                                                  December 31,                  December 31,
                                                              2003           2002           2003           2002
                                                            ---------      ---------      ---------      ---------

                                                               (As                           (As
                                                            restated)                     restated)
Net sales:
          Retail Management Solutions                       $  4,602       $  6,383       $ 15,971       $ 14,355
          Store Solutions                                        288            735          1,064          1,453
                                                            ---------      ---------      ---------      ---------
               Total net sales                              $  4,890       $  7,118       $ 17,035       $ 15,808
                                                            =========      =========      =========      =========

Operating income (loss):
          Retail Management Solutions                       $    967       $  1,778       $  5,786       $  2,313
          Store Solutions                                        (48)           462           (240)           121
          Other (see below)                                   (1,641)        (1,656)        (5,097)        (4,975)
                                                            ---------      ---------      ---------      ---------
               Total operating income (loss)                $   (722)      $    584       $    449       $ (2,541)
                                                            =========      =========      =========      =========

Other operating loss:
          Amortization of intangible assets                 $   (879)      $   (955)      $ (2,538)      $ (2,864)
          Depreciation                                           (42)           (84)          (150)          (258)
          Administrative costs and other non-allocated
            expenses                                            (720)          (617)        (2,409)        (1,853)
                                                            ---------      ---------      ---------      ---------
               Total other operating loss                   $ (1,641)      $ (1,656)      $ (5,097)      $ (4,975)
                                                            =========      =========      =========      =========

Identifiable assets:
          Retail Management Solutions                       $ 39,413       $ 32,948       $ 39,413       $ 32,948
          Store Solutions                                      4,036          4,914          4,036          4,914
                                                            ---------      ---------      ---------      ---------
               Total identifiable assets                    $ 43,449       $ 37,862       $ 43,449       $ 37,862
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


NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS (AS RESTATED)


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

                                                             NINE MONTHS ENDED
                                                         DECEMBER 31,    DECEMBER 31,
                                                             2003            2002
                                                        -------------   -------------

                                                        (As restated)
                                                   (in thousands, except per share amounts)
                                                                 (unaudited)
Net income (loss) as reported                           $        400    $     (3,892)
Less: stock-based compensation expense,
     net of related tax effects                               (1,621)         (1,285)
                                                        -------------   -------------
Pro forma net loss                                      $     (1,221)   $     (5,177)
                                                        =============   =============

Basic earnings (loss) per share - as reported           $       0.01    $      (0.13)
Diluted earnings (loss) per share - as reported         $       0.01    $      (0.13)
Basic earnings (loss) per share - pro forma             $      (0.03)   $      (0.18)
Diluted earnings (loss) per share - pro forma           $      (0.03)   $      (0.18)


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


NOTE 16 - RESTATEMENT

Subsequent to the issuance of our condensed consolidated financial statements for the three and nine-month periods ended December 31, 2003 on February 13, 2004, our management determined that:

         1. Recognition of $90,000 revenue on certain professional service contracts should have been deferred until the work is performed in the future periods.
         2. $148,000 revenue on certain sales of alliance products was overstated; therefore, it should be reversed.

As a result, the condensed consolidated financial statements for the three and nine-month periods ended December 31, 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                                        As Previously        As
                                                                           Reported       Restated
                                                                        ------------    ------------
        At December 31, 2003:
                Accounts receivable, net                                $     5,500     $     5,262
                Current assets                                               12,541          12,303
                Total assets                                                 47,897          47,659
                Accumulated deficit                                         (39,852)        (40,090)
                Total stockholders' equity                                   40,905          40,667

        For the three-month period ended December 31, 2003:
                Net sales                                               $     5,128     $     4,890
                Gross profit                                                  3,717           3,479
                Net loss                                                       (346)           (584)
                Net loss available to common stockholders                      (530)           (768)
                Basic and diluted EPS available to common stockholders        (0.01)          (0.02)

        For the nine-month period ended December 31, 2003:
                Net sales                                               $    17,273     $    17,035
                Gross profit                                                 13,134          12,896
                Net income                                                      638             400
                Net loss available to common stockholders                      (100)           (338)
                Basic and diluted EPS available to common stockholders           --           (0.01)


ITEM 2.   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS FORM 10-Q/A. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE FACTORS WHICH AFFECT OUR BUSINESS, INCLUDING WITHOUT LIMITATION THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN OUR ANNUAL REPORT FILED ON FORM 10-K/A FOR THE YEAR ENDED MARCH 31, 2003, AND THE DISCLOSURES UNDER THE HEADING "RISK FACTORS" IN THE FORM 10-K/A, AS WELL AS OTHER REPORTS AND FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.


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


RESTATEMENT OF QUARTERLY INFORMAITON

As discussed in the notes to condensed consolidated financial statements, we restated our December 31, 2003 financial statements to:

         1. Defer the recognition of $90,000 revenue on certain professional service contracts until the work is performed in the future periods.
         2. Reduce $148,000 revenue on certain sales of alliance products which was overstated.

These changes had no impact on the net cash flows from operations.


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

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

NET SALES


Net sales decreased by $2.2 million, or 31%, to $4.9 million in the three months ended December 31, 2003 from $7.1 million in the three months ended December 31, 2002. The decrease is due to a $2.1 million decrease in modification and services sales on the Toys contract and $1.6 million decrease in software license sales; offset in part by $1.5 million increase in sales of alliance software license and services.


COST OF SALES/GROSS PROFIT


Cost of sales decreased by $0.8 million, or 36%, to $1.4 million in the quarter ended December 31, 2003 from $2.2 million in the quarter ended December 31, 2002. Gross profit as a percentage of net sales increased to 71% in the quarter ended December 31, 2003 from 69% in the prior comparative period. The decrease in cost of sales and the increase in gross profit as a percentage of net sales were due to the decrease in low-margin software modification and professional services sales. During the quarter ended December 31, 2003 and 2002, modifications and services revenues represented 12% and 41% of net sales, respectively.


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

OPERATING INCOME


Operating loss from continuing operations, which included depreciation and amortization expense, was $0.7 million for the quarter ended December 31, 2003, compared to an operating profit of $0.6 million for the quarter ended December 31, 2002. Earnings from continuing operations before interest, provision for income taxes, depreciation, amortization and change in accounting principle was $0.2 million for the quarter ended December 31, 2003 compared to $1.6 million for the quarter ended December 31, 2002.


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

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2002

NET SALES


Net sales increased by $1.2 million, or 8%, to $17.0 million in the nine months ended December 31, 2003 from $15.8 million in the nine months ended December 31, 2002. Included in net sales for nine months ended December 31, 2003 is a one-time sale of software technology rights of $3.9 million. Excluding this non-recurring sale, net sales would have decreased by $2.7 million, or 17%, as compared to comparable prior year period. The decrease is due to $3.4 million decrease in modification and services sales relating to the Toys contract and $1.3 million decrease in software license sales; offset in part by $2.0 million increase in sales of alliance software license and services.


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

OPERATING INCOME


Operating income from continuing operations, which included depreciation and amortization expense, was $0.4 million for the nine months ended December 31, 2003, compared to a loss from continuing operations of $2.5 million for the comparable period in the prior year. Earnings from continuing operations before interest, provision for income taxes, depreciation, amortization and change in accounting principle was $3.1 million for the nine months ended December 31, 2003 compared to $0.6 million for the nine months ended December 31, 2002.


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


Operating activities used cash of $5.4 million in the nine months ended December 31, 2003 and $1.3 million in the nine months ended December 31, 2002. Cash used for operating activities in the nine months ended December 31, 2003 resulted from $6.5 million increase in accounts receivable and other receivables and $4.1 million decrease in accounts payable and accrued expenses; offset in part by $0.4 million net income, $1.7 million increase in deferred revenue and $2.7 million of non-cash depreciation and amortization.

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


Accounts receivable increased to $5.3 million at December 31, 2003 from $4.0 million at March 31, 2003. The increase is primarily due to current receivables for semi-annual maintenance contracts billed in the quarter ended December 31, 2003.


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
                                                 =======       =======       =====        ====         ====

BUSINESS RISKS


INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN OUR FORM 10-K/A FOR THE YEAR ENDED MARCH 31, 2003 AND FORM 10-Q/A FOR THE QUARTER ENDED DECEMBER 31, 2003. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THOSE DESCRIBED BELOW, RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS COULD BE HARMED, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. SEE THE NOTE REGARDING FORWARD-LOOKING STATEMENTS INCLUDED AT THE BEGINNING OF
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THIS FORM 10-Q/A.


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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.


Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 75% of our total assets as of December 31, 2003. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline. Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.


FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.


Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 16% and 12% of our net sales were in the United Kingdom, in the nine months ended December 31, 2003 and 2002, respectively. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.


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

FOREIGN CURRENCY EXCHANGE RATE RISK


We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 33% and 12% of our total net sales were denominated in currencies other than the U.S. dollar for the three months ended December 31, 2003 and 2002, respectively. Approximately 16% and 12% of our total net sales were denominated in currencies other than the U.S. dollar for the nine months ended December 30, 2003 and 2002, respectively.


EQUITY PRICE RISK

We have no direct equity investments.

ITEM 4. - CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date (the "Evaluation Date") within 90 days of the filing date of this Quarterly Report on Form 10-Q/A, our principal executive officer and financial and accounting officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.


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

                                    Island Pacific, Inc.
                                    Registrant


                                    /S/ Ran Furman
                                    -----------------------
Date: June 29, 2004                 Ran Furman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                    Signing on behalf of the registrant