Form 10-Q
period 2004-06-30
ISLAND PACIFIC INC
filed 2004-08-13
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO

Commission file number  0-23049
                        -------

                              ISLAND PACIFIC, INC.
                              --------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $0.0001 Par Value - 54,809,255 shares as of July 31, 2004.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2004
               and March 31, 2004.............................................3

         Condensed Consolidated Statements of Operations for the Three
               Months Ended June 30, 2004 and 2003............................4

         Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended June 30, 2004 and 2003............................5

         Notes to Condensed Consolidated Financial Statements ................6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........39

Item 4.  Controls and Procedures..............................................40

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................40

Item 2.  Changes in Securities and Use of Proceeds............................40

Item 3.  Defaults Upon Senior Securities......................................40

Item 4.  Submission of Matters to a Vote of Security Holders..................40

Item 5.  Other Information....................................................40

Item 6.  Exhibits and Reports on Form 8-K.....................................41

SIGNATURES....................................................................46


PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share amounts)

                                                                                  JUNE 30,       MARCH 31,
                                                                                    2004           2004
                                                                                  ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  1,289       $  2,108
   Accounts receivable, net of allowance for doubtful accounts of
      $1,044 and $409, respectively                                                  6,615          4,572
   Other receivables, including $14 and $37 from related parties,
      respectively                                                                      83            143
   Inventories                                                                          40             46
   Current portion of non-compete agreements                                           471            668
   Current portion of note receivable                                                   36             36
   Prepaid expenses and other current assets                                           673            472
                                                                                  ---------      ---------
       Total current assets                                                          9,207          8,045

Note receivable                                                                        117            126
Property and equipment, net                                                          1,226            821
Goodwill, net                                                                       30,654         20,469
Other intangibles, net                                                              25,270         22,099
Other assets, including $170 from related party                                        211            202
                                                                                  ---------      ---------
       Total assets                                                               $ 66,685       $ 51,762
                                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of notes payable to related parties                            $    451       $     --
   Current portion of notes payable                                                  2,470
   Current portion of convertible debentures                                         1,189            146
   Current portion of capital leases                                                   176            169
   Line of credit                                                                      182             --
   Accounts payable                                                                  2,007          1,255
   Accrued expenses                                                                  3,709          3,016
   Deferred revenue                                                                  6,327          2,657
   Income tax payable                                                                  127             --
                                                                                  ---------      ---------
       Total current liabilities                                                    16,638          7,243

Notes payable to related parties, less current maturities                            2,134             --
Notes payable, less current maturities                                                 352             --
Convertible debentures, net of debt discount of $623 and $706,
  respectively, less current maturities                                              1,210          2,160
Capital lease obligations, less current  maturities                                     52             89
Deferred revenue                                                                       906             --
Deferred rent                                                                           89             70
                                                                                  ---------      ---------
       Total liabilities                                                            21,381          9,562
                                                                                  ---------      ---------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.0001 par value; 5,000,000 shares authorized:
       Series A Convertible Preferred, 7.2% cumulative 141,100 shares issued and outstanding with a stated value of $100 per share,
        dividends in arrears of $2,286 and $2,002, respectively                     14,100         14,100
       Series B Convertible Preferred , cumulative dividend of $0.136 per share per annum commencing on January 1, 2005,  2,517,233 shares
        issued and outstanding with a stated value of $3 per share                   5,709             --
   Common Stock, $.0001 par value; 100,000,000 shares authorized;
       53,974,532 and 52,427,799 shares issued and outstanding, respectively             5              5
   Additional paid in capital                                                       74,001         72,813
   Accumulated deficit                                                             (48,511)       (44,718)
                                                                                  ---------      ---------
       Total stockholders' equity                                                   45,304         42,200
                                                                                  ---------      ---------

       Total liabilities and stockholders' equity                                 $ 66,685       $ 51,762
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


                           ISLAND PACIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)

                                                                 Three Months Ended
                                                                      June 30,
                                                                2004           2003
                                                              ---------      ---------
Net sales                                                     $  5,283       $  5,466
Cost of sales                                                    1,833          1,654
                                                              ---------      ---------
    Gross profit                                                 3,450          3,812

Expenses:
  Application development                                        1,247            137
  Depreciation and amortization                                  1,306            868
  Selling, general and administrative                            4,517          2,796
                                                              ---------      ---------
    Total expenses                                               7,070          3,801
                                                              ---------      ---------

Income (loss) from operations                                   (3,620)            11

Other income (expense):
  Interest income                                                   --             26
  Other income (expense)                                            97            (11)
  Interest expense                                                (270)          (311)
                                                              ---------      ---------
    Total other expense                                           (173)          (296)
                                                              ---------      ---------

Loss before provision for income taxes                          (3,793)          (285)

    Provision for income tax benefits                               --            570
                                                              ---------      ---------
Net income (loss)                                               (3,793)           285

    Cumulative preferred dividends                                (286)          (272)
                                                              ---------      ---------
      Net income (loss) available to common stockholders      $ (4,079)      $     13
                                                              =========      =========

Basic earnings (loss) per share:
  Net loss                                                    $  (0.07)      $   0.01
  Cumulative preferred dividends                                 (0.01)         (0.01)
                                                              ---------      ---------
      Net income (loss) available to common stockholders      $  (0.08)      $     --
                                                              =========      =========

Diluted earnings (loss) per share:
  Net income (loss)                                           $  (0.07)      $     --
  Cumulative preferred dividends                                 (0.01)            --
                                                              ---------      ---------
      Net income (loss) available to common stockholders      $  (0.08)      $     --
                                                              =========      =========

Weighted-average common shares outstanding:
  Basic                                                         52,938         31,615
  Diluted                                                       52,938         64,743

                      The accompanying notes are an integral part of
                    these condensed consolidated financial statements.


                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                                        THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                        2004          2003
                                                                                      --------      --------
Cash flows from operating activities:
   Net income (loss)                                                                  $(3,793)      $   285
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
        Depreciation and amortization                                                   1,306           868
        Amortization of debt discount and conversion option                                83           189
        Provision for allowance for doubtful accounts, net of recoveries                   48            81
        Stock-based compensation                                                           18            --
        Common stock issued for services rendered and settlement cost                      --            25
   Changes in assets and liabilities net of effects from acquisitions:
        Accounts receivable and other receivables                                        (470)       (2,797)
        Income tax refund receivable                                                       --          (845)
        Inventories                                                                         7             5
        Prepaid expenses and other assets                                                 (62)          (74)
        Accounts payable and accrued expenses                                            (182)         (866)
        Income tax payable                                                                 --           271
        Accrued interest on stockholders' loans, convertible notes and term loan           85            57
        Deferred revenue                                                                1,887         1,483
                                                                                      --------      --------
Net cash used for operating activities                                                 (1,073)       (1,318)
                                                                                      --------      --------

Cash flows from investing activities:
    Payment from note receivable                                                            9            --
    Proceeds from acquisition of Retail Technologies International, Inc., net             672            --
    Purchases of furniture and equipment                                                  (30)          (11)
    Capitalized software development costs                                               (260)         (900)
                                                                                      --------      --------
Net cash provided by (used for) investing activities                                      391          (911)
                                                                                      --------      --------

Cash flows from financing activities:
    Sale of common stock, net of offering costs                                            --         7,264
    Decrease in amount due to stockholders, net                                          (220)           --
    Proceeds from convertible debts                                                        --           700
    Payments on capital leases                                                            (40)           --
    Payments on convertible debentures                                                    (59)           --
    Proceeds from line of credit                                                          182            --
                                                                                      --------      --------
Net cash provided by (used for) financing activities                                     (137)        7,964
                                                                                      --------      --------

Effect of exchange rate changes on cash                                                    --            (1)
                                                                                      --------      --------

Net increase (decrease) in cash and cash equivalents                                     (819)        5,734
Cash and cash equivalents, beginning of period                                          2,108         1,319
                                                                                      --------      --------
Cash and cash equivalents, end of period                                              $ 1,289       $ 7,053
                                                                                      ========      ========

Supplemental disclosure of cash flow information:
    Interest paid                                                                     $    76       $    61
    Income taxes paid

Supplemental schedule of non-cash investing and financing activities:
    Issued 2,517,233 shares of Series B Convertible Preferred Stock in
      connection with the acquisition of Retail Technologies International, Inc.        5,709            --
    Issued 1,546,733 shares of common stock in connection with the acquisition
      of Retail Technologies International, Inc.                                        1,169            --
    Issued promissory notes in connection with the acquisition of Retail
      Technologies International, Inc.                                                  3,622            --
                                                                                      --------      --------
   Issued 9,849 shares of common stock as payments for
        bonuses and services rendered in prior periods                                $    --       $     8


                                The accompanying notes are an integral part of
                              these condensed consolidated financial statements.

                      ISLAND PACIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all the periods presented have been made.

Certain amounts in the prior periods have been reclassified to conform to the presentation for the three months ended June 30, 2004. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended March 31, 2004.

The results of operations for the three months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - ACQUISITIONS

PAGE DIGITAL INCORPORATED

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

The following unaudited pro forma consolidated results of continuing operations for the three months ended June 30, 2003 assume the acquisition of Page Digital occurred as of April 1, 2003. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                                               Quarter ended
                                                                               June 30, 2003
                                                                               -------------
                                                                                (unaudited)
                                                                           (in thousands, except
                                                                                per share data)

         Net sales                                                             $       6,832
         Net income                                                            $         323
         Net income available to common stockholders                           $          51
         Basic and diluted income per share of common stock                    $        0.01
         Basic and diluted income per share available to common stockholders   $          --

RETAIL TECHNOLOGIES INTERNATIONAL, INC.

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

The Shareholders and Intuit were also granted registration rights. Under the Registration Rights Agreement, we agreed to register the common stock issuable upon conversion of the Series B Preferred issued to the Shareholders within 30 days of the automatic conversion of the Series B Preferred into common stock. The automatic conversion will occur upon us filing an amendment to our certificate of incorporation with the Delaware Secretary of State increasing the authorized number of shares of our common stock ("Certificate of Amendment") after securing shareholder approval for the Certificate of Amendment. Under the Registration Rights Agreement, Intuit is entitled to demand registration or to have its shares included on any registration statement filed prior the registration statement covering the Shareholders' shares, subject to certain conditions and limitations, or if not previously registered to have its shares included on the registration statement registering the Shareholders' shares. The Shareholders and Intuit are entitled to price protection payments of up to a maximum of $0.23 per share payable by promissory note, if and to the extent that the average closing price of our common stock for the 10 days immediately preceding the date the registration statement covering their shares is declared effective by the Securities and Exchange Commission, is less than the 10 day average closing price as of June 1, 2004, which was $0.76

Pursuant to the Amended Merger Agreement, The Sage Group, plc as well as certain officers and directors signed voting agreements that provide they will not dispose of or transfer their shares of our capital stock and that they will vote their shares of our capital stock in favor of the Certificate of Amendment and the Amended Merger Agreement and transactions contemplated therein.

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

The acquisition has been accounted for as a purchase. The results of the operations of RTI have been included in the consolidated financial statements since the date of the acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $10.2 million and has been recorded as goodwill. The fair value of assets acquired and liabilities assumed were as follows (in thousands):

         Accounts receivable                                        $  1,348
         Inventory
         Property and equipment                                          496
         Other assets                                                  4,931
         Liabilities assumed                                          (6,460)
                                                                    ---------
               Net assets                                                315

         Excess of cost over fair value of net assets acquired        10,185
                                                                    ---------

               Total purchase price                                 $ 10,500
                                                                    =========

The following unaudited pro forma consolidated results for the three months ended June 30, 2004 and 2003 assume the acquisitions of RTI occurred as of April 1, 2004 and 2003, respectively, and Page Digital occurred as of April 1, 2003. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                                                  Quarters Ended
                                                                                     June 30,
                                                                                2004           2003
                                                                              --------      --------
                                                                                  (unaudited)
                                                                       (in thousands, except per share data)
         Net sales                                                            $ 6,676       $ 8,974
         Net income (loss)                                                    $(4,725)      $   365
         Net income (loss) available to common stockholders                   $(5,011)      $    93
         Basic and diluted income (loss) per share of common stock            $ (0.09)      $  0.01
           Basic and diluted income (loss) per share available to common
             stockholders                                                     $ (0.09)      $    --

NOTE 3 - NOTE RECEIVABLE

Effective April 1, 2003, we sold our wholly-owned subsidiary, SVI Training Products, Inc. ("Training Products"), to its former president, for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain targets. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. We agreed to postpone the payments due January 2004 and April 2004 until April 2008. The note has a balance of $153,000 and $162,000 at June 30, 2004 and March 31, 2004, respectively, of which $36,000 is current.

NOTE 4 - INVENTORIES

Inventories consist of finished goods and are stated at the lower of cost or market, on a first-in, first-out basis.


NOTE 5 - GOODWILL AND OTHER INTANGIBLES

At June 30, 2004 and March 31, 2004, goodwill and other intangibles consist of the following (in thousands):

                                             JUNE 30, 2004                              MARCH 31, 2004
                                  Gross                                      Gross
                                 carrying     Accumulated                   carrying     Accumulated
                                  amount     amortization        Net         amount      amortization        Net
                                ---------------------------------------     ---------------------------------------
Goodwill                        $ 37,147       $ (6,493)      $ 30,654      $ 26,962       $ (6,493)      $ 20,469
                                ---------------------------------------     ---------------------------------------
Other intangibles:
Amortized intangible
assets
    Software technology           35,874        (14,164)        21,710        34,257        (13,317)        20,940
    Non-compete agreements         7,015         (6,543)           471         6,986         (6,318)           668
    Customer relationships         2,564            (89)         2,475           904            (30)           874
Unamortized intangible
    Trademark                      1,085             --          1,085           285             --            285
                                ---------------------------------------     ---------------------------------------
                                  46,537        (20,796)        25,741        42,432        (19,665)        22,767
Less: current portion of
non- compete agreements              471             --            471           668             --            668
                                ---------------------------------------     ---------------------------------------
Long-term portion of other
    intangibles                   46,066        (20,796)        25,270        41,764        (19,665)        22,099
                                ---------------------------------------     ---------------------------------------
Long-term portion of
    goodwill and other
     intangibles                $ 83,213       $(27,289)      $ 55,924      $ 68,726       $(26,158)      $ 42,568
                                =======================================     =======================================

During the quarter ended June 30, 2004, we recorded approximately $10.2 million goodwill, $1.4 million software, $1.7 million customer relationships, $800,000 trademark and $29,000 non-compete agreement in connection with the acquisition of RTI. Software and customer relationships are amortized on a straight-line basis over their useful lives, seven and ten years, respectively. The goodwill and the trademark have indefinite useful lives and are not subject to amortization. The non-compete agreement will be amortized its remaining useful life of seven months.

We found no indication of impairment of the goodwill during the quarter ended June 30, 2004. Accordingly, absent of future indications of impairment, the next annual impairment test will be performed in fourth quarter of fiscal 2005.

We also evaluated the remaining useful lives of our intangible assets in the quarter ended June 30, 2003 and during the fourth quarter 2004. No adjustments have been made to the useful lives of our intangible assets.

Amortization expense from continuing operations for quarters ended June 30, 2004 and 2003 was $1.2 million and $812,000, respectively. We expect amortization expense for the next five years to be as follows (in thousands):

         Year Ending March 31:
                              2006                   $   4,981
                              2007                   $   4,340
                              2008                   $   4,162
                              2009                   $   4,138
                              2010                   $   3,211

NOTE 6 - DEBTS

NOTES PAYABLE TO RELATED PARTIES

In connection with the RTI acquisition, we issued promissory notes to RTI's two principal officers totaling $2,585,000 , payable in installments totaling $20,000 per month for the period of June 1, 2004 through May 1, 2005 and increasing to $200,000 per month from June 1, 2005 through June 1, 2006, at 6.5% interest per annum. The notes have a balance of $2,585,000 as of June 30, 2004, of which $451,000 is current. There were no notes payable due to related parties at March 31, 2004.


NOTES PAYABLE

In connection with the acquisition of RTI, we issued a promissory note to Intuit and assumed RTI's obligations under certain promissory notes originally issued by RTI. Notes payable consisted of the following (in thousands):

                                                                            June 30,    March 31,
                                                                              2004        2004
                                                                             ------      ------
Notes payable, secured by common stock of our new subsidiary, IP Retail
Technologies International, Inc. ("IP RTI"), payable in monthly installments totaling $197,000 including interest at 6.5%
per annum beginning June 1, 2004 through May 31, 2005                        $2,289      $   --

Note payable, to Intuit, secured by IP RTI's common stock, payable in monthly installments of $4,000 for the period from June 1, 2004 through
December 1, 2004 and $30,000 from January 1, 2005 through
June 1, 2006, including interest at 6.5% per annum                              533          --
                                                                             ------      ------

           Total                                                              2,822          --
Less: accrued interest                                                            3          --
                                                                             ------      ------
                                                                             $2,819      $   --
                                                                             ======      ======

Total notes payable (including accrued interest)                             $2,822      $   --
                                                                             ------      ------
Less: current maturities                                                      2,470          --
                                                                             ------      ------
Long-term portion of notes payable                                           $  352      $   --
                                                                             ======      ======

CONVERTIBLE DEBENTURES

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

We also issued the Purchasers two warrants as follows: (1) Series A Warrants to purchase up to an aggregate of 1,043,479 shares of our common stock at an exercise price of $1.15 per share with a five-year term, exercisable at anytime after September 16, 2004, subject to adjustment if we offer or sell any securities for an effective per share price that is less than the then current exercise price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections and (2) Series B Warrants to purchase up to 8,500,000 shares of our common stock with an exercise price of $5 per share, these warrants are immediately exercisable and expire on the earlier of the six-month anniversary of the effective date of the registration statement that is required to be filed or 18 months from March 15, 2004, subject to adjustment upon the issuance or sale of securities in a public offering for an effective per share price that is less than the then-current exercise price and upon the trigger of other customary anti-dilution protections.

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

For a period of six (6) months from the Effective Date, the Purchasers have a right of first refusal to participate in certain future financings by us involving the sale of our common stock or equivalent securities. The Purchasers were also granted registration rights under a Registration Rights Agreement dated March 15, 2004, pursuant to which we were required to file a registration statement respecting the common stock issuable upon the conversion of the debentures and exercise of the warrants within thirty (30) days after March 15, 2004, and to use best efforts to have the registration statement declared effective at the earliest date. If a registration statement was not filed within such thirty (30) day period or declared effective within such ninety (90) day period (or within one hundred twenty (120) days in the event of a full review by the SEC), we became obligated to pay liquidated damages to the Purchasers equal to 2% per month of each such Purchasers' subscription amount under the Purchase Agreement plus the value of any warrants issued pursuant to the Purchase Agreement then held by such Purchaser. The registration statement has not been filed as of the date of this report, June 30, 2004; therefore, liquidated damages in the amounts of $81,000 and $120,000 have been recorded in the quarters ended June 30, 2004 and March 31, 2004, respectively. Included in accrued expenses at June 30, 2004 and March 31, 2004 is $201,000 and $120,000, respectively, related to accrued liquidated damages.

In accordance with generally accepted accounting principles, we will compute the difference between the conversion price of $1.32 and our stock price of the date of issuance of the debentures and record the relative portion as an interest expense in the second quarter of fiscal 2005.

We will also allocate the proceeds received from convertible debt with detachable warrants using the relative fair market value of the individual elements at the time of issuance and amortize the change over the life of the note.

The balance of convertible debentures is $2,399,000 and $2,306,000 at June 30, 2004 and March 31, 2004, of which $1,189,000 and $146,000, respectively, are current.

Subsequent to June 30, 2004, we sold and issued a secured convertible term note to an unrelated investor for $7.0 million (the "Laurus Transaction")(see Note
15). Part of the proceeds from this debt financing were used to pay off $1.8 million due to one of the two investors. We issued 600,000 shares of our common stock to the remaining investor in order to pay $112,000 in liquidated damages and secure such investor's consent to the Laurus Transaction. We also amended the remaining investor's debenture in exchange for the remaining investors consent for the Laurus Transaction. Pursuant to Amendment No. 1 to the 9% Debenture Due May 15, 2006 Issued to Midsummer Investments, Ltd. And Waiver, the terms of the remaining debenture were amended as follows:

         o        Prepayment penalty is eliminated,
         o        Conversion price is reduced to $0.56 per share,
         o        Interest payments are due on a monthly basis, and

         o The commencement of monthly redemption payments was accelerated to September 1, 2004 and the payments due were revised such that payments of $50,000 are due monthly from September 1, 2004 and the monthly payments increase to $62,500 starting February 1, 2005. Monthly redemption payments are payable in cash or registered shares at a 90% of the average of the 20 days volume weighted average price

In addition, the exercise price of the Series A Warrants held by both investors was reduced to $0.56 per share.

NOTE 7 - CAPITAL LEASES

In connection with the acquisition of Page Digital, we assumed capital lease obligations on certain office equipment and fixtures leases expiring from November 2004 through November 2006. The capital leases bear interest at rates between 7% and 11% per annum and monthly lease payments range between approximately $1,000 to $8,000.

In connection with the acquisition of RTI, we assumed a capital lease obligation for certain office equipment, expiring in February 2006. The capital lease bears interest at a rate of approximately 11% per annum and monthly lease payments of approximately $600.

The balance of capital leases is $228,000 and $258,000 at June 30, 2004 and March 31, 2004, respectively, of which the current portion is $176,000 and $169,000, respectively.


NOTE 8 - LINE OF CREDIT

In connection with the acquisition of RTI, we assumed obligation under a line of credit with a balance of $182,000 at June 30, 2004. Subsequent to June 30, 2004, the line of credit was paid off in full.


NOTE 9 - PREFERRED STOCK

The Series A Convertible Preferred Stock (the "Series A Preferred") has a stated value of $100 per share and is redeemed at our option any time prior to the maturity date of December 31, 2006 for 107% of the stated value and accrued and unpaid dividends. The preferred shares are entitled to cumulative dividends of 7.2% per annum, payable semi-annually, and have cumulative dividends of $2.3 million, or $16.22 per share, and $2.0 million, or $14.19 per share, at June 30, 2004 and March 31, 2004, respectively. The holders may convert each share of Series A Preferred at any time into the number of shares of our common stock determined by dividing the stated value plus all accrued and unpaid dividends, by a conversion price initially equal to $0.80. The conversion price increases at an annual rate of 3.5% calculated on a semi-annual basis. The conversion price as of July 1, 2004 is $0.86. The Series A Preferred is entitled upon liquidation to an amount equal to its stated value plus accrued and unpaid dividends in preference to any distributions to common stockholders. The Series A Preferred has no voting rights prior to conversion into common stock, except with respect to proposed impairments of the Series A Preferred rights and preferences, or as provided by law. We have the right of first refusal to purchase all but not less than all of any shares of Series A Preferred or shares of common stock received on conversion which the holder may propose to sell to a third party, upon the same price and terms as the proposed sale to a third party.

On November 14, 2003, the Sage Group plc (the "Sage Group") acquired substantially all the assets of Softline, including Softline's 141,000 shares of our Series A Preferred, 8,923,915 shares of our common stock and options to purchase 71,812 shares of our common stock. On September 17, 2003, 500,000 shares of common stock constituting accrued dividends on our Series A Preferred were issued to various financial institutions.

The Series B Convertible Preferred Stock (the "Series B Preferred") has no stated value and is entitled to cumulative dividends at the rate of $0.136 per share per annum, payable annually commencing on January 1, 2005. Upon our filing of an amendment to our Certificate of Incorporation ("Certificate") increasing the number of shares of common stock, we are authorized to issue, to a sufficient number of shares to permit full conversion of all Series B Preferred, each share of Series B Preferred will automatically convert into the number of shares of our common stock determined by dividing the conversion value of $3 per share by the conversion price of $1 per share. The Series B Preferred is entitled upon liquidation to $2.27 per share plus unpaid dividends in preference to any distributions to common stockholders. Each holder of Series B Preferred is entitled to the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred are convertible. No dividends have been declared as of June 30, 2004.

NOTE 10 - EQUITY TRANSACTIONS

During the quarter ended June 30, 2004, we have the following equity transactions:

         o Issued 1,546,733 shares of common stock, with a fair value of $1,169,000, to Intuit in connection with the acquisition of RTI.
         o Issued an aggregate of 2,517,233 shares of Series B Convertible Preferred Stock, with a fair value of $5,709,000 to Michael Tomczak, our director, COO and President, and Jeffrey Boone, our CTO, in connection with acquisition of RTI.
         o Granted options to purchase 1,572,364 and 1,772,364 shares of common stock at an exercise price of $0.77per share to Messrs. Boone and Tomczak, respectively, in accordance with their employment agreements.
         o Issued warrants to purchase an aggregate of 20,000 shares of common stock at exercise prices of $0.75 and $1.05 per share to a consulting firm for investor relation services rendered for a fair value of $3,000.
         o In connection with the acquisition of RTI, we assumed RTI's incentive stock option plan and converted all outstanding options at June 1, 2004 into our options at a conversion rate of 1.5562. As a result, RTI's option holders have options to purchase an aggregate of 1,366,911 shares of our common stock at an exercise price of $0.02.
         o Granted options to purchase an aggregate of 67,500 shares of common stock at exercise prices ranging from $0.62 to $1.17 to employees hired during the quarter ended June 30, 2004.
         o Granted options to purchase an aggregate of 20,000 shares of common stock at an exercise price of $0.96 to certain outside directors of the board as directors' fees during June 30, 2004.

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

The following table presents pro forma disclosures required by SFAS 123 and SFAS 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the quarter ended June 30, 2004 and 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

                                                              Three Months Ended
                                                            June 30,    June 30,
                                                             2004         2003
                                                           --------     --------
                                                 (in thousands, except per share amounts)
                                                                (unaudited)
         Net income (loss) as reported                     $(3,793)     $   285
         Less: stock-based compensation expense,
              net of related tax effects                      (502)        (540)
                                                           --------     --------
         Pro forma net loss                                $(4,295)     $  (255)
                                                           ========     ========
         Basic earnings (loss) per share - as reported     $ (0.07)     $  0.01
         Diluted earnings (loss) per share - as reported   $ (0.07)     $    --
         Basic earnings (loss) per share - pro forma       $ (0.08)     $    --
         Diluted earnings (loss) per share - pro forma     $ (0.08)     $    --

NOTE 11 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Earnings per share for the three months ended June 30, 2004 and 2003 is calculated as follows (in thousands):

                                                      Three Months ended
                                                            June 30,
                                                      2004           2003
                                                    ---------      ---------
         Net income (loss) available to common
         stockholders                               $ (4,079)      $     13
                                                    =========      =========

         Basic weighted average shares                52,938         31,615
         Dilutive common stock equivalent                 --         33,128
                                                    ---------      ---------
         Diluted weighted average shares              52,938         64,743
                                                    =========      =========
         Basic and diluted earnings (loss) per
            share available to common
            Stockholders                            $  (0.08)      $     --
                                                    =========      =========

The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2004, because the effect would have been anti-dilutive:

                                                                     Three Months Ended
                                                                          June 30,
                                                                            2004
                                                                     ------------------
         Outstanding options under our stock option plans                    6,074,662
         Outstanding options granted outside our stock option plans          8,314,774
         Warrants issued in conjunction with private placements
           and Financing                                                    13,348,760
         Warrants issued for services rendered                               1,231,898
         Series A Convertible Preferred Stock                               19,115,405
         Series B Convertible Preferred Stock                                7,551,699
         Convertible debentures                                              2,272,727
                                                                     ------------------
                   Total                                                    57,909,925
                                                                     ==================

NOTE 12 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA

We are a leading provider of software solutions and services to the retail industry. Our solutions and services have been developed specifically to meet the needs of the retail industry. We provide high value innovative solutions that help retailers understand, create, manage and fulfill consumer demand. Our solutions help retailers improve the efficiency and effectiveness of their operations and build stronger, longer lasting relationships with their customers. We acquired Page Digital, which offers multi-channel retail solutions, on January 31, 2004 and RTI, which offers point-of-sale and inventory management solutions, on June 1, 2004.

We currently operate in the Americas and Europe. On June 1, 2004, we began to operate in Asia. The geographic distribution of our net sales and long-lived assets are as follows (in thousands):

                                     Three Months ended
                                          June 30,
                                      2004        2003
                                     ------      ------
         Net sales:
              Americas               $4,232      $4,925
              Europe                  1,012         541
              Asia                       39          --
                                     ------      ------
                Total net sales      $5,283      $5,466
                                     ======      ======

                                                June 30,    March 31,
                                                  2004        2004
                                                  ----        ----
         Long-lived assets:
            Americas                            $57,809      $44,229
             Europe                                  25           30
                                                -------      -------
                   Total long-lived assets      $57,832      $44,259
                                                =======      =======

In the three months ended June 30, 2004, net sales to one major customer represents 12% of total net sales and accounts receivable balance at June 30, 2004 from this customer represents 8% of total accounts receivable. In the three months ended June 30, 2003, net sales to another major customer represents 24% of total net sales and its accounts receivable balance represents 13% of total accounts receivable.

We structure our operations into three business units that have separate reporting infrastructures. Each unit is evaluated primarily based on total net sales and operation income excluding depreciation and amortization. Identifiable assets are also managed by business units. Our three business units are as follows:

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

         o STORE SOLUTIONS - offers suites of applications built on our long history of providing multi-platform, client server in-store solutions. We market these sets of applications under the name "OnePointe,"(TM) and "Retail Pro"(R). With more than 15 years of development, OnePointe(TM) is a solution with a high degree of fit and value out of the box. Additionally, the software was designed for easy customization, enabling our development team to quickly develop solutions to meet retailers' specific point-of-sale ("POS") and in-store processor (server) requirements. Retail Pro(R) is a leading point-of-sale and inventory management software used by specialty retailers worldwide.

         o MULTI-CHANNEL RETAIL SOLUTIONS ("MULTI-CHANNEL RETAIL") - Page Digital designs its application to specifically address direct commerce business processes, which primarily relate to interactions with the end-user. Having developed its software out of necessity to manage its own former direct commerce operation, Page Digital has been extremely attentive to functionality, usability and scalability. Its software components include applications for customer relations management, order management, call centers, fulfillment, data mining and financial management. Specific activities like partial ship orders, payments with multiple tenders, back order notification, returns processing and continuum marketing, represent just a few of the more than 1,000 parameterized direct commerce activities that have been built into its "Synaro"(R)applications. Page Digital makes these components and its interfacing technology available to customers, systems integrators and independent software developers who may modify them to meet their specific needs. This growing base of inherited functionality continues to improve the market relevance of its products.

A summary of the net sales and operating income (loss), excluding depreciation and amortization, and identifiable assets attributable to each of these business units are as follows (in thousands):

                                                              Three Months Ended
                                                                    June 30,
                                                              2004            2003
                                                            ---------      ---------
Net sales:
          Retail Management                                 $  2,965       $  5,064
          Store Solutions                                      1,163            402
          Multi-channel retail                                 1,155             --
                                                            ---------      ---------
               Total net sales                              $  5,283       $  5,466
                                                            =========      =========
Operating income (loss):
          Retail Management                                 $   (864)      $  1,596
          Store Solutions                                       (358)            --
          Multi-channel retail                                  (514)
          Other (see below)                                   (1,884)        (1,585)
                                                            ---------      ---------
               Total operating income (loss)                $ (3,620)      $     11
                                                            =========      =========
Other operating loss:
          Amortization of intangible assets                 $ (1,229)      $   (812)
          Depreciation                                          (122)           (56)
          Administrative costs and other non-allocated
            Expenses                                            (533)          (717)
                                                            ---------      ---------
               Total other operating loss                   $ (1,884)      $ (1,585)
                                                            =========      =========
Identifiable assets:
          Retail Management                                 $ 36,823       $ 34,151
          Store Solutions                                     19,795          4,132
          Multi-channel retail                                 9,691             --
                                                            ---------      ---------
               Total identifiable assets                    $ 66,309       $ 38,283
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


NOTE 13 - COMMITMENTS AND CONTINGENCIES

We decided in the third quarter of fiscal 2002 to sell certain assets of our Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. Such sale was, however, subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to an entity affiliated with the former management, and actively pursued the collection of receivables. If the sale proceeds plus collections on receivables had been insufficient to discharge the indebtedness to National Australia Bank, we might have been called upon to pay the deficiency under our guarantee to the bank. At March 31, 2004 we accrued $187,000 as the maximum amount of our potential exposure. In June 2004, we settled this obligation by paying $69,000 to the bank. As a result, the $118,000 accrual in excess of settlement amount was written off to the consolidated statement of operations as other income in the quarter ended June 30, 2004.

On May 15, 2002, an employee who was out on disability/worker's compensation leave, Debora Hintz, filed a claim with the California Labor Commissioner seeking $41,000 in alleged unpaid commissions. On or about December of 2002, Ms. Hintz filed a discrimination claim against us with the Department of Fair Employment and Housing, alleging harassment and sexual orientation discrimination. We had responded appropriately to both the wage claim and the discrimination allegations, which we believed lack merit based on present information. On December 1, 2003, the Department of Fair Housing and Employment closed the case on the basis of no probable cause to prove violation of statue, and gave notice of right to sue. In January 2004, we terminated Ms. Hintz's employment with us and, as a result, her medical insurance was terminated. On February 12, 2004, Ms. Hintz filed a petition for violation of Labor Code
Section 132(a) before the Workers' Compensation Appeals Board of the State of California.

On November 22, 2002, we and Sabica Ventures, Inc. ("Sabica", our wholly-owned subsidiary), were sued in a matter entitled Stemley vs. Shea Homes, Inc. et. al., in San Diego Superior Court Case No. GIC 787680, as Pacific Cabinets. The case dealt with alleged construction defects. Pacific Cabinets was dismissed from the litigation for a waiver of fees and costs. At this time, neither we nor Pacific Cabinets are parties to this action. Because no significant discovery was done, it is not possible at this time to provide an evaluation of potential exposure, though it appears highly unlikely that Pacific Cabinets or we would be brought back into this suit.

On April 2, 2004, we filed a federal court action in the Southern District of California against 5R Online, Inc., John Frabasile, Randy Pagnotta, our former officers, and Terry Buckley for fraud, breach of fiduciary duty, breach of contract, and unfair business practice arising from their evaluation of, recommendation for, and ultimately engagement in a development arrangement between IPI and 5R. Pursuant to the development agreement entered into in June 2003 and upon reliance of the representations of the individual defendants that product development was progressing, we paid and expensed $640,000 in development payments in the fiscal year ended March 31, 2004 but received no product. The amount in controversy is the $640,000 development payments as well as a claim for punitive damages. Defendants Pagnotta and Buckley have counterclaimed against defendant Frabasile, who has moved to dismiss in light of a parallel action pending in Canada. Frabasile's and 5R Online, Inc.'s response to IPI's complaint was due on August 9, 2004. Settlement negotiations are currently underway.

RTI was named as a cross-defendant in an action by General Electric Capital Corporation as plaintiff ("GE Capital"), against San Francisco City Stores LLC, dated May 10, 2004. The cross-complaint filed on behalf of San Francisco City Stores names GE Capital, Big Hairy Dog Information Systems, and RTI as cross-defendants, claiming breach of warranty and unfair competition (against
RTI), and makes various other claims against GE Capital and Big Hairy Dog Information Systems. The claim is for approximately $83,000. However, we believe the claims made against RTI are without merit and we intend to vigorously defend them.

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


NOTE 14 - RELATED-PARTY TRANSACTIONS

Included in other receivables at June 30, 2004 and March 31, 2004 are amounts due from our officers and employees in the amount of $14,000 and $37,000, respectively.

In connection with the Page Digital acquisition, we assumed a three-party lease agreement for our Colorado offices between CAH Investments, LLC ("CAH"), wholly owned by the spouse of our executive officer, Larry Page, and Southfield Crestone, LLC, whereby Page Digital agreed to lease offices for ten years expiring on December 31, 2013. CAH and Southfield Crestone LLC are equal owners of the leased property. Rent expense related to this lease is $200,000 for the three months ended June 30, 2004. Security deposit of $170,000 relating to this lease is included in other long-term assets at June 30, 2004 and March 31, 2004.

We retain our former CEO and Chairman of the Board, Barry Schechter, to provide consulting services starting August 2003. For the quarters ended June 30, 2004 and 2003, the expense for this service was $111,000 and $0, respectively.

We retained an entity owned by an immediate family member of our former CEO and Chairman, Harvey Braun, to provide recruiting and marketing services. For the quarters ended June 30, 2004 and 2003, the expense for this service was $0 and $10,000, respectively.

In May 2004, Mr. Braun resigned from his position as Chief Executive Officer. We are currently negotiating a separation agreement as of July 31, 2004. We reserved an estimated severance payment of $163,000 in the three months ended June 30, 2004 and included this in accrued expenses at June 30, 2004.

NOTE 15 - SUBSEQUENT EVENTS

Pursuant to a Securities Purchase Agreement dated July 12, 2004, we sold and issued to an investor a secured convertible term note ("Note") for a gross proceed of $7.0 million. In addition, we issued to the investor a warrant to purchase up to 3,750,000 shares of our common stock at a price of $0.71 per share ("Warrant"). The investor is aware that we have exceeded our authorized share capital limit of 100,000,000 shares and that we intend to increase our authorized share capital limit to 250,000,000. We submitted a proposal to amend our Certificate of Incorporation to increase our authorized shares of common stock to 250,000,000 to our stockholders at our annual meeting on August 11, 2004. We did not receive sufficient votes to authorize the increase at that time and adjourned the meeting until August 27, 2004 to provide us additional time to secure sufficient votes to effect the increase. Our obligations under the Note are secured by all of our assets. All our wholly owned subsidiaries guaranteed our obligations under the Note. We also pledged all of our interests in the outstanding stock of our subsidiaries as security for our obligations under the Note.

The Note matures on September 1, 2004 (Maturity Date"); provided however, the maturity of the Note will be automatically extended to July 12, 2007 upon the stockholders approving an amendment to our Certificate increasing the authorized common stock to 250 million shares and us filing an amendment to our Certificate to effect the increase with the Secretary of State of Delaware by August 31, 2004. We are required to make monthly payments in the amount of $212,000 plus any unpaid interest commencing on August 1, 2004. In July 2004, the investor agreed to defer the August 1, 2004 payment until Maturity Date.

The Note accrues interest at a rate per annum (the "Interest Rate") equal to the "prime rate" (4.25% as of July 31, 2004) published in The Wall Street Journal from time to time, plus two percent. Interest under the Note is payable monthly in arrears commencing on August 1, 2004. The Interest Rate is calculated on the last day of each month (the "Determination Date") and is subject to adjustment as follows: (1) if the shares issuable upon conversion of the Note or exercise of the Warrant have been registered with the U.S. Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (the "Securities Act") and the market price of our common stock for the five trading days immediately preceding the Determination Date exceeds the then applicable conversion price for the Note by at least 25%, then the Interest Rate for the succeeding calendar month shall be reduced by 2% for each incremental 25% increase over the then applicable conversion price or (2) if all of the conditions set forth in subparagraph (1) have been satisfied, except that the shares issuable upon conversion of the Note or exercise of Warrant have not been registered, then the Interest Rate for the succeeding calendar month shall be reduced by 1% for each incremental 25% increase over the then applicable conversion price. The initial conversion price under the Note is $0.56 per share, subject to adjustment upon our issuance of securities at a price per share below the fixed conversion price, a stock split or combination, declaration of a dividend on our common stock or reclassification of our common stock. We have the option to redeem the Note by paying the investor 125% of the principal amount due under the Note together with all accrued and unpaid interest.

The Warrant is immediately exercisable and has a seven year term. We have the right to require exercise of the Warrant in whole or in part if: (1) all of our obligations under the Note have been irrevocably paid in full, (2) the common stock underlying the Warrant has been registered on a registration statement declared effective by the SEC, and such registration statement remains effective, and (3) the average closing price of our common stock for the ten
(10) trading days immediately prior to the proposed date of the mandatory exercise of the Warrant is greater than three hundred percent (300%) of the then applicable exercise price.

We are obligated to file a registration statement on Form S-3 (or if Form S-3 is not available another appropriate form) (the "Registration Statement") registering the shares of our common stock issuable upon conversion of the Note or exercise of the Warrant (the "Underlying Shares") pursuant to the Registration Rights Agreement between us and the investor (the "Registration Rights Agreement"). We are required to file the Registration Statement by September 10, 2004 (the "Filing Date") and have the Registration Statement declared effective by the SEC no later than 90 days after it is filed (the "Effectiveness Date"). If the Registration Statement is not filed by the Filing Date, declared effective by the Effectiveness Date, ceases to be effective for more than 30 days in any calendar year or 10 consecutive calendar days or if our common stock is not listed or traded or is suspended from trading for three consecutive trading days, we are required to pay the investor liquidated damages equal to 2% of original principal balance on the Note for each 30 day period (with partial periods prorated) that such event continues. We are obligated to keep the Registration Statement effective until the earlier of when (1) all of the Underlying Shares have been sold or (2) such time as all of the Underlying Shares can be sold without registration or volume restrictions under Rule 144(k) of the Securities Act (the "Effectiveness Period"). If there is not an effective Registration Statement covering the Underlying Shares at any time during the Effectiveness Period and we propose to file a registration statement for our own account or the account of others, we will be obligated to include the Underlying Shares on that registration statement.

In accordance with generally accepted accounting principles, the difference between the conversion price of $0.56 and our stock price on the date of issuance of the Note was recorded as interest expense. It was recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first became convertible. We recognized this interest expense of $281,000 in July 2004.

We allocated the proceeds received from the Note with a detachable warrant using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrant was $531,000 and is being amortized as interest expense over the life of the Note.

Effective July 1, 2004, Robert P. Wilkie and Ivan M. Epstein resigned from our board of directors. Messrs. Wilke and Epstein were both independent directors and we are currently looking for two independent individuals to fill the vacancies resulting from their resignations.

Effective as of July 14, 2004, Steven Beck resigned from our board of directors and Donald Radcliffe, who previously served as our director from May 1998 to October 2003, was appointed to replace Mr. Beck. Effective July 29, 2004, Mr. Beck resigned from his position as executive officer. We agreed to pay Mr. Beck $325,000 with $109,000 payable on July 29, 2004 and the balance payable in four monthly installments of $54,000 commencing on August 15, 2004.

ITEM 2.   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND THE COMPANY INTENDS THAT CERTAIN MATTERS DISCUSSED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBOR FROM LIABILITY ESTABLISHED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED BY THE CONTEXT OF THE STATEMENT WHICH MAY INCLUDE WORDS SUCH AS THE COMPANY ("IPI," "WE" OR "US") "BELIEVES," "ANTICIPATES," "EXPECTS," "FORECASTS," "ESTIMATES" OR OTHER WORDS SIMILAR MEANING AND CONTEXT. SIMILARLY, STATEMENTS THAT DESCRIBE FUTURE PLANS, OBJECTIVES, OUTLOOKS, TARGETS, MODELS, OR GOALS ARE ALSO DEEMED FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORECASTED OR ANTICIPATED AS OF THE DATE OF THIS REPORT. CERTAIN OF SUCH RISKS AND UNCERTAINTIES ARE DESCRIBED IN CLOSE PROXIMITY TO SUCH STATEMENTS AND ELSEWHERE IN THIS REPORT INCLUDING ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." STOCKHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS OR CONSTRUE SUCH STATEMENTS TO BE A REPRESENTATION BY US THAT OUR OBJECTIVES OR PLANS WILL BE ACHIEVED. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE ONLY AS OF THE DATE OF THIS REPORT, AND WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS FORM 10-Q. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE FACTORS WHICH AFFECT OUR BUSINESS, INCLUDING WITHOUT LIMITATION THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN OUR ANNUAL REPORT FILED ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2004, AND THE DISCLOSURES UNDER THE HEADING "RISK FACTORS" IN THE FORM 10-K, AS WELL AS OTHER REPORTS AND FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

In recent periods, we have sustained a relatively flat period in terms of revenues and have suffered operating and net losses, largely attributable to general economic and competitive conditions. In this regard, we have taken a number of steps designed to improve our operations, including:

         o Acquired two complementary companies with substantial revenues and earnings potential;
         o Revamped our management team by adding a new President and COO and CTO, as well as a new CFO;
         o Improved our IBM-based core products through continuing internal research and development;
         o Obtained the rights to distribute complementary products, including a new easy-to-install and easy-to-use, open-architecture software system for very small retailers, which we are currently offering;
         o Established partnerships with several value added resellers to provide a variety of options and product extensions;
         o Improved our distribution capabilities by adding new third party channels, such as IBM and IBM's resellers, and professional service firms, such as CGI and LakeWest.

We believe that these actions will position us to achieve revenue growth and profitability.

RECENT DEVELOPMENTS

         o In June 2004, we completed the acquisition of RTI. See "Acquisition of RTI" below.

         o Upon completion of RTI's acquisition, Michael Tomczak, RTI's CEO and President, was appointed our President, Chief Operating Officer and director and Jeffrey Boone, RTI's Chief Technology Officer, was appointed our CTO. Mr. Tomczak replaced Steve Beck, who was serving as our president and Mr. Page, who was serving as our COO. Mr. Boone replaced Mr. Page as our CTO. Mr. Beck served as our President from April 2003 to June 2004 and our COO from April 2003 to February 2004. Mr. Page served as our CTO from January 2004 to June 2004 and as our COO from February 2004 to June 2004.

         o Harvey Braun resigned from the board of directors and the position of CEO in May 2004.

         o Mr. Beck resigned from the board of directors and the position of executive officer in July 2004. Donald Radcliffe, who previously served as our director from May 1998 to October 2003, was appointed to replace Mr. Beck.

         o In July, we sold and issued a secured convertible note for a gross proceed of $7.0 million. See "Indebtedness - Laurus" below.

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

The combination of Island Pacific and RTI, will enable us to offer a fully integrated solution to mid-tier retailers that will be unique in the marketplace. As a result of this transaction, smaller retailers will now be able to cost-effectively acquire a solution that provides both front and back-end support. The combination instantly expands our products, services offerings and distribution channels.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003

NET SALES

Net sales decreased by $0.2 million, or 4%, to $5.3 million in the quarter ended June 30, 2004 from $5.5 million in the quarter ended June 30, 2003. The decrease is due to a $1.3 million decrease in modification and services sales on the Toys "R" Us, Inc. ("Toys") contract, which was completed in the fiscal year ended March 31, 2004, a $0.4 million decrease in software license revenue and $0.6 million decrease in services revenue; offset in part by $1.2 million in revenues from Page Digital, $0.7 million in revenues from RTI and $0.2 increase in hardware sales.

COST OF SALES/GROSS PROFIT

Cost of sales increased by $0.1 million, or 6%, to $1.8 million in the quarter ended June 30, 2004 from $1.7 million in the quarter ended June 30, 2003. Gross profit as a percentage of net sales decreased to 65% in the quarter ended June 30, 2004 from 70% in the prior comparative period. The increase in cost of sales and the decrease in gross profit as a percentage of net sales were due to increase in hardware and support services revenues which have lower margins and decrease in software license revenues, which has higher margins.

APPLICATION DEVELOPMENT EXPENSE

Application development expense increased by $1.1 million, or 1100%, to $1.2 million in the quarter ended June 30, 2004 from $0.1 million in the quarter ended June 30, 2003. The increase is primarily due to $0.6 million decrease in capitalization of development costs for new products and our continuing efforts in enhancing and improving our existing products. We've made significant investments in our new products in fiscal 2004 and the first quarter of fiscal 2005. Most of these new products were completed in the quarter ended June 30, 2004.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased by $0.5 million, or 56%, to $1.4 million in the quarter ended June 30, 2004 from $0.9 million in the quarter ended June 30, 2003. The increase is due to additions of fixed assets and intangible assets from acquisitions of Page Digital in the fourth quarter of fiscal 2004 and RTI in the first quarter of fiscal 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $1.7 million, or 61%, to $4.5 million in the quarter ended June 30, 2004 from $2.8 million in the quarter ended June 30, 2003. The increase is mainly due to the additions of selling, general and administrative expenses of $0.5 million from the acquisition of Page Digital and $0.6 million from the acquisition of RTI. In addition, the increase is due to increasing our efforts and spending in marketing and sales activities and professional fees related to the acquisition of RTI and financing activities.

INCOME (LOSS) FROM OPERATIONS

Loss from operations which included depreciation and amortization expense, was $3.6 million for the quarter ended June 30, 2004, compared to an income from operations of $0.01 million for the quarter ended June 30, 2003.

INTEREST EXPENSE

Interest expense was $0.3 million in the quarters ended June 30, 2004 and 2003.

PROVISION FOR INCOME TAXES

No provision was made at June 30, 2004 due to the availability of tax losses. Provision for income taxes for the quarter ended June 30, 2003 produced an income of $0.6 million. The income tax refund of $0.6 million at June 30, 2003 resulted from the amendment of prior years' income tax returns to carry back net operating losses incurred in the prior years.

CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding preferred stock attributable to the quarter ended June 30, 2004 and 2003 were $0.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the quarter ended June 30, 2004, we financed our operations, using cash on hand and, internally generated cash. At June 30, 2004 and March 31, 2004, we had cash of $1.3 million and $2.1 million, respectively.

Operating activities used cash of $1.1 million in the quarter ended June 30, 2004 and $1.3 million in the quarter ended June 30, 2003. Cash used for operating activities in the quarter ended June 30, 2004 resulted from $3.8 million net loss, $0.5 million increase in accounts receivable and other receivables and $0.2 million decrease in accounts payable and accrued expenses; offset in part by $1.9 million increase in deferred revenue and $1.4 million of non-cash depreciation and amortization.

Investing activities provided cash of $0.4 million in the quarter ended June 30, 2004 and used cash of $0.9 million in the quarter ended June 30, 2003. Cash provided by investing activities in the current quarter was primarily from $0.6 million cash from acquisition of RTI; offset in part by capitalization of $0.3 million software development costs.

Financing activities used cash of $0.2 million in the quarter ended June 30, 2004 and provided cash of $8.0 million in the quarter ended June 30, 2003. Cash used for financing activities in the quarter ended June 30, 2004 was primarily $0.2 million payments on notes payable to related parties.

Accounts receivable increased to $6.6 million at June 30, 2004 from $4.6 million at March 31, 2004. The increase is primarily due to increase in current receivables for semi-annual maintenance contracts billed in the quarter ended June 30, 2004 and $1.3 million in receivables from RTI in the current quarter.

We believe that our cash and cash equivalent and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.

INDEBTEDNESS

NATIONAL AUSTRALIA BANK LIMITED

We decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. The sale was subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to an entity affiliated with former management, and actively pursued the collection of receivables. If the sale proceeds plus collections on receivables were insufficient to discharge the indebtedness to National Australia Bank, we might be called upon to pay the deficiency under our guarantee to the bank. We accrued $187,000 as the maximum amount of our potential exposure as of March 31, 2004. In June 2004, we settled this obligation by paying $69,000 to the bank. As a result, the $118,000 accrual in excess of settlement amount was written off to the consolidated statement of operations as other income in the quarter ended June 30, 2004.

OMICRON/MIDSUMMER

In March 2004, we entered into a Securities Purchase Agreement for the sale of 9% convertible debentures (the "March '04 Debentures") to Omicron Master Trust ("Omicron") for gross proceeds of $1.75 million ("Omicron Debenture") and Midsummer Investments, Ltd. ("Midsummer") for gross proceeds of $1.25 million ("Midsummer Debenture"). With proceeds from the sale of a secured convertible term note to Laurus Master Fund, Ltd. ("Laurus") in July 2004 for $7.0 million, the Omicron Debenture with the principal balance of $1.75 million was paid off in full together with $0.1 million in accrued interest, liquidated damages and prepayment penalty. We also amended the Midsummer Debenture pursuant to Amendment No. 1 to the 9% Convertible Debenture, Due May 15, 2006 Issued to Midsummer and Waiver dated July 30, 2004 as partial consideration for Midsummer consenting to the transaction with Laurus and issued 600,000 shares of common stock to Midsummer as payment for $112,000 in liquidated damages and as partial consideration for for Midsummer consenting to the transaction with Laurus and issued 600,000 shares of common stock to Midsummer as payment for $112,000 in liquidated damages and as partial consideration for its consent to the Laurus Transaction.

The amended Midsummer Debenture matures in May 2006 and bears an interest rate of 9% per annum. Interest only payments, payable, at our option, in cash or shares of common stock, are payable on a monthly basis. The amended Midsummer Debenture is convertible into shares of our common stock at a conversion price of $0.56 per share, subject to adjustment if we offer or sell any securities for an effective per share price that is less than 87% of the then current conversion price, negatively restate any of our financial statement or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections. If certain conditions are met, we have the option to redeem the amended Midsummer Debenture at 100% of its face value, plus accrued but unpaid interest.

We must redeem the amended Midsummer Debenture at the initial monthly amount of $50,000 commencing on September 1, 2004 which increases to $62,500 as of February 1, 2005. If the daily volume weighted average price of our common stock on the American Stock Exchange exceeds the then current conversion price by more than 200% for 15 consecutive trading days, we have the option to cause Midsummer to convert the then outstanding principal amount of amended Midsummer Debenture into our common stock at the conversion price then in effect.

We also issued Omicron and Midsummer (the "Purchasers") two warrants as follows:
(1) Series A Warrants to purchase up to an aggregate of 1,043,479 shares of our common stock at an exercise price of $1.15 per share, which was reduced to $0.56 per share as a result of the transaction with Laurus, with a five-year term, exercisable at anytime after September 16, 2004, subject to adjustment if the we offer or sell any securities for an effective per share price that is less than the then current exercise price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections and (2) Series B Warrants to purchase up to 8,500,000 shares of our common stock with an exercise price of $5 per share, these warrants are immediately exercisable and expire on the earlier of the six-month anniversary of the effective date of the registration statement that is required to be filed or 18 months from March 15, 2004, subject to adjustment upon the issuance or sale of securities in a public offering for an effective per share price that is less than the then-current exercise price and upon the trigger of other customary anti-dilution protections.

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

For a period of six (6) months from the Effective Date, the Purchasers have a right of first refusal to participate in certain future financings by us involving the sale of our common stock or equivalent securities. The Purchasers were also granted registration rights under a Registration Rights Agreement dated March 15, 2004, pursuant to which we were required to file a registration statement respecting the common stock issuable upon the conversion of the debentures and exercise of the warrants within thirty (30) days after March 15, 2004, and to use best efforts to have the registration statement declared effective at the earliest date. If a registration statement was not filed within such thirty (30) day period or declared effective within such ninety (90) day period (or within one hundred twenty (120) days in the event of a full review by the SEC), we became obligated to pay liquidated damages to the Purchasers equal to 2% per month of each such Purchasers' subscription amount under the Purchase Agreement plus the value of any warrants issued pursuant to the Purchase Agreement then held by such Purchaser. The registration statement has not been filed as of July 31, 2004; therefore, liquidated damages in the amount of $201,000 in liquidated damages have been recorded and included in accrued expenses at June 30, 2004.

In accordance with generally accepted accounting principles, the difference between the original conversion price of $1.32 and our stock price of the date of issuance of the debentures was recorded as interest expense. It was recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first became convertible. We recognized this interest expense of $265,000 in the fiscal year ended March 31, 2004.

We allocated the proceeds received from convertible debt with detachable warrants using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrants was $720,000 and is being amortized as interest expense over the life of the convertible debentures. We recorded an interest expense of $83,000 and $0 in the quarter ended June 30, 2004 and 2003, respectively.

The outstanding balance of Midsummer Debenture, including accrued interest, is $1.3 million at July 31, 2004.

INTUIT

In connection with the RTI acquisition in June 2004, we issued a promissory note to Intuit for $0.5 million ("Intuit Note"). The Intuit Note is due on June 1, 2006 and payable in monthly installments of $4,000 from June 1, 2004 through December 1, 2004, increasing to $30,000 from January 1, 2005. The Intuit Note earns interest at a rate of 6.5% per annum. The balance of Intuit Note including accrued interest is $0.5 million at July 31, 2004.

RTI NOTEHOLDERS

In connection with the RTI acquisition in June 2004, we assumed RTI's obligations on notes payable totaling $1.8 million and issued additional $0.5 million to the holders of these notes. These notes are secured by common stock of our subsidiary IP Retail Technology International, Inc. (formerly known as IPI Merger Sub II, Inc.; "IP RTI"). The notes are due on May 31, 2005 and payable in monthly installments in aggregate of $197,000 commencing May 31, 2004. These notes earn interest at a rate of 6.5% per annum. The balance of these notes, including accrued interest, is $1.9 million at July 31, 2004.

TOMCZAK/BOONE

In connection with the RTI acquisition in June 2004, we issued promissory notes to RTI's two principals, Michael Tomczak and Jeffrey Boone, totaling $2.6 million ("Officers Notes"). The Officers Notes are due on June 1, 2006 and payable in monthly installments in aggregate of $20,000 from June 1, 2004 through May 1, 2005, increasing to $200,000 from June 1, 2005. The Officers Notes earn interest at a rate of 6.5% per annum. The balance of the Officers Notes is $2.6 million at July 31, 2004.

LAURUS

Pursuant to a Securities Purchase Agreement dated July 12, 2004, we sold and issued to an investor a secured convertible term note ("Note") for gross proceeds of $7.0 million. In addition, we issued to the investor a warrant to purchase up to 3,750,000 shares of our common stock at a price of $0.71 per share ("Warrant"). The investor is aware that we have exceeded our authorized share capital limit of 100,000,000 shares and that we intend to increase our authorized share capital limit to 250,000,000. We submitted a proposal to amend our Certificate of Incorporation to increase our authorized shares of common stock to 250,000,000 to our stockholders at our annual meeting on August 11, 2004. We did not receive sufficient votes to approve the amendment to the Certificate of Incorporation at that time and have adjourned the meeting until August 27, 2004 to provide us time to secure additional votes sufficient to effect such amendment. Our obligations under the Note are secured by all of our assets. All our wholly owned subsidiaries guarantied our obligations under the Note. We also pledged all of our interests in the outstanding stock of our subsidiaries as security for our obligations under the Note.

The Note matures on September 1, 2004 ("Maturity Date"); provided however, the maturity of the Note will be automatically extended to July 12, 2007 upon the stockholders approving an amendment to our Certificate increasing our authorized common stock to 250 million shares and us filing an amendment to our Certificate to effect the increase with the Secretary of State of Delaware by August 31, 2004. We are required to make monthly payments of $212,000 commencing August 1, 2004. In July 2004, the investor agreed to defer the August 1, 2004 payment until Maturity Date.

The Note accrues interest at a rate per annum (the "Interest Rate") equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent. Interest under the Note is payable monthly in arrears commencing on August 1, 2004. The Interest Rate is calculated on the last day of each month (the "Determination Date") and is subject to adjustment as follows: (1) if the shares issuable upon conversion of the Note or exercise of the Warrant have been registered with the U.S. Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (the "Securities Act") and the market price of our common stock for the five trading days immediately preceding the Determination Date exceeds the then applicable conversion price for the Note by at least 25%, then the Interest Rate for the succeeding calendar month shall be reduced by 2% for each incremental 25% increase over the then applicable conversion price or (2) if all of the conditions set forth in subparagraph (1) have been satisfied, except that the shares issuable upon conversion of the Note or exercise of Warrant have not been registered, then the Interest Rate for the succeeding calendar month shall be reduced by 1% for each incremental 25% increase over the then applicable conversion price. The initial conversion price under the Note is $0.56 per share, subject to adjustment upon our issuance of securities at a price below the fixed conversion price, a stock split or combination, declaration of a dividend on our common stock or reclassification of our common stock. We have the option to redeem the Note by paying the investor 125% of the principal amount due under the Note together with all accrued and unpaid interest.

The Warrant is immediately exercisable and has a seven year term. We have the right to require exercise of the Warrant in whole or in part if: (1) all of our obligations under the Note have been irrevocably paid in full, (2) the common stock underlying the Warrant has been registered on a registration statement declared effective by the SEC, and such registration statement remains effective, and (3) the average closing price of our common stock for the ten
(10) trading days immediately prior to the proposed date of the mandatory exercise of the Warrant is greater than three hundred percent (300%) of the then applicable exercise price.

We are obligated to file a registration statement on Form S-3 (or if Form S-3 is not available another appropriate form) (the "Registration Statement") registering the shares of our common stock issuable upon conversion of the Note or exercise of the Warrant (the "Underlying Shares") pursuant to the Registration Rights Agreement between us and the investor (the "Registration Rights Agreement"). We are required to file the Registration Statement by September 10, 2004 (the "Filing Date") and have the Registration Statement declared effective by the SEC no later than 90 days after it is filed (the "Effectiveness Date"). If the Registration Statement is not filed by the Filing

Date, declared effective by the Effectiveness Date, ceases to be effective for more than 30 days in any calendar year or 10 consecutive calendar days or if our common stock is not listed or traded or is suspended from trading for three consecutive trading days, we are required to pay the investor liquidated damages equal to 2% of original principal balance on the Note for each 30 day period (with partial periods prorated) that such event continues. We are obligated to keep the Registration Statement effective until the earlier of when (1) all of the Underlying Shares have been sold or (2) such time as all of the Underlying Shares can be sold without registration or volume restrictions under Rule 144(k) of the Securities Act (the "Effectiveness Period"). If there is not an effective Registration Statement covering the Underlying Shares at any time during the Effectiveness Period and we propose to file a registration statement for our own account or the account of others, we will be obligated to include the Underlying Shares on that registration statement.

In accordance with generally accepted accounting principles, we will compute the difference between the conversion price of $0.56 and our stock price on the date of issuance of the Note and record the relative portion as an interest expense in the second quarter of fiscal 2005.

We will also allocate the proceeds received from the Note with detachable warrant using the relative fair market value of the individual elements at the time of issuance and amortize the change over the life of the note.

The balance of the Note, including accrued interest, is $7.0 million at July 31, 2004.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations, including purchase commitments at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                               Payment due by period
                                                               ---------------------
                                                         Less than 1
Contractual Cash Obligations                   Total        year      1-3 years    3-5 years    Thereafter
----------------------------                   -----        ----      ---------    ---------    ----------
                                                                   (in thousands)
Long-term debt obligations                   $16,562      $ 8,155      $ 8,407      $    --      $    --

Capital lease obligations                        228          179           49           --           --

Operating leases                              10,629        2,050        2,222        1,896        4,461

Purchase obligations                             946          927           19           --           --
                                             -------      -------      -------      -------      -------

     Total contractual cash obligations      $28,365      $11,311      $10,697      $ 1,896      $ 4,461
                                             =======      =======      =======      =======      =======

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

          Software license revenue is generally recognized when a license agreement has been signed, the software product has been delivered ("delivered" constitutes F.O.B. shipping terms when a third party carrier is used), there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for our software licenses are due in installments within twelve months from the date of delivery. Where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Deferred revenue consists primarily of deferred license, prepaid services revenue and maintenance support revenue.

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

     o VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We do not amortize goodwill, but instead test goodwill for impairment on an annual basis or more frequently if certain events occur. Goodwill is to be measured for impairment by reporting units, which currently consist of our operating segments. At each impairment test for a business unit, we are required to compare the carrying value of the business unit to the fair value of the business unit. If the fair value exceeds the carrying value, goodwill will not be considered impaired. If the fair value is less than the carrying value, we will perform a second test comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The difference if any between the carrying amount of that goodwill and the implied fair value will be recognized as an impairment loss, and the carrying amount of the associated goodwill will be reduced to its implied fair value. These tests require us to make estimates and assumptions concerning prices for similar assets and liabilities, if available, or estimates and assumptions for other appropriate valuation techniques.

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

BUSINESS RISKS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN OUR FORM 10-K FOR THE YEAR ENDED MARCH 31, 2004 AND FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THOSE DESCRIBED BELOW, RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS COULD BE HARMED, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. SEE THE NOTE REGARDING FORWARD-LOOKING STATEMENTS INCLUDED AT THE BEGINNING OF ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THIS FORM 10-Q.

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

OUR OPERATING RESULTS AND REVENUE HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND THEY MAY CONTINUE TO DO SO IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE.

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

OUR DEBT COULD ADVERSELY AFFECT US.

As of July 31, 2004, our debt, including any accrued interest, is as follows:

         o $1.3 million in convertible debenture issued in March 2004 to Midsummer Investment, Ltd. due in full in May 2006, with monthly redemptions to commence in September 2004.

         o $0.5 million in promissory note issued in June 2004 to Intuit Inc. due in full on June 1, 2006, payable in monthly installments.

         o $1.9 million in promissory notes issued in June 2004 to RTI's noteholders due on May 1, 2005, payable in monthly installments.

         o $2.6 million in promissory notes issued in June 2004 to Michael Tomczak and Jeffrey Boone due on June 1, 2006, payable in monthly installments.

         o $7.0 million in a secured convertible term note issued to Laurus Master Fund, Ltd. in July 2004, matures on September 1, 2004, subject to automatic extension if we increase our authorized shares after such action is approved by our stockholders'.

The substantial amount of our indebtedness impacts us in a number of ways:

         o We have to dedicate a portion of cash flow from operations to principal and interest payments on the debt, which reduces funds available for other purposes.

         o We may not have sufficient funds to pay principal and/or interest when they become due resulting in a default, which could lead to our debt holders exercising rights under their respective debt instruments, including, without limitation, declaring debt immediately due and payable or taking possession or control of the assets that secure the respective debt instruments.

These are just some factors pertaining to our debt that generally place us at a disadvantage to our less leveraged competitors. Any or all of these factors could cause our stock price to decline.

WE MAY NEED TO RAISE CAPITAL TO GROW OUR BUSINESS. OBTAINING THIS CAPITAL COULD IMPAIR THE VALUE OF YOUR INVESTMENT.

We may need to raise further capital to:

         o        pay our debts outstanding at July 31, 2004 as set forth above;

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 86% of our total assets as of June 30, 2004. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline. Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 80%, 19 % and 1% of our net sales were in the Americas, Europe and Asia, respectively, in the three months ended June 30, 2004. Approximately 90%, 10% and 0% of our net sales were in the Americas, Europe and Asia, respectively, in the three months ended June 30, 2003. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

HISTORICALLY WE HAVE BEEN DEPENDENT ON A SMALL NUMBER OF CUSTOMERS FOR A SIGNIFICANT AMOUNT OF OUR BUSINESS.

One customer accounted for 12% of our consolidated net sales in the quarter ended June 30, 2004. Another customer accounted for 24% in the quarter ended June 30, 2003.

IF WE LOSE THE SERVICES OF ANY MEMBER OF OUR SENIOR MANAGEMENT OR KEY TECHNICAL AND SALES PERSONNEL, OR IF WE ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED.

We are heavily dependent on our Chief Operating Officer, Michael Tomczak, and our Chief Technology, Jeffrey Boone. We are also heavily dependent on our former Chairman, Barry Schechter, who remains a consultant to us. We also believe our future success will depend largely upon our ability to attract and retain highly-skilled software programmers, managers, and sales and marketing personnel. Competition for personnel is intense, particularly in international markets. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We compete against numerous companies, including larger, more established companies, for our personnel. We may not be successful in attracting or retaining skilled sales, technical and managerial personnel. The loss of key employees or our inability to attract and retain other qualified employees could negatively affect our financial performance and cause our stock price to decline.

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

WE HAVE NEVER PAID A DIVIDEND ON OUR COMMON STOCK NOR DO WE INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

We have not previously paid any cash or other dividend on our common stock. We anticipate that we will use our earnings and cash flow for repayment of indebtedness, to support our operations, and for future growth, and we do not have any plans to pay dividends in the foreseeable future. Holders of our Series A and Series B Convertible Preferred Stock are entitled to dividends in preference and priority to common stockholders. Future equity financing(s) may further restrict our ability to pay dividends.

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

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future have exercise prices at below the market price of our stock. We currently have outstanding options and warrants for 32,271,203 shares. Of these options and warrants, as of July 31, 2004, 26,864,459 have exercise prices above the recent market price of $0.52 per share, and 5,406,744 have exercise prices at or below that recent market price. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

Our existing stock option plan currently has approximately 973,485 shares available for issuance as of July 31, 2004. Future options issued under the plan may have further dilutive effects.

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

Our authorized capital stock under our Amended and Restated Certificate of Incorporation is 100,000,000 shares of common stock, 54,809,255 of which were issued and outstanding as of July 31, 2004 and 5,000,000 shares of preferred stock consisting of 141,000 shares of Series A Preferred Stock, all of which were issued and outstanding as of July 31, 2004, and 2,517,232 Series B Preferred Stock, all of which were issued and outstanding as of July 31, 2004. In addition, we have 47,237,225 shares of common stock reserved for issuance upon exercise of options or warrants or conversion of debentures or preferred stock. As a result, we have 102,046,480 shares of common stock outstanding or reserved for issuance, which exceeds our authorized shares of common stock by 2,046,480 shares. In addition, the Company has contractual obligations to issue additional shares of common stock to holders of its Series A Preferred Stock and Series B Preferred Stock and to maintain sufficient shares of common stock available for future issuances on exercise of options, warrants and conversion of convertible securities to certain members of management and certain investors pursuant to employment compensation arrangements and securities purchase agreements, which are not currently reserved. We submitted a proposal to amend our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue from 100,000,000 to 250,000,000 to our stockholders at our annual meeting on August 11, 2004. We did not receive sufficient votes to approve the amendment to the Certificate of Incorporation at that time and have adjourned the meeting until August 27, 2004 to provide us time to secure additional votes sufficient to effect such amendment. However, there can be no assurances that such a proposal will be approved by the requisite vote of the stockholders. If we are unable to increase our authorized common stock our ability to obtain additional capital through sales of our common stock, to engage in acquisitions or other strategic transactions and to satisfy contractual commitments will be severely limited.

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

BUSINESS RISKS FACED BY PAGE DIGITAL COULD DISADVANTAGE OUR BUSINESS.


Page Digital is a developer of multi-channel commerce software and faces several business risks that could disadvantage our business. These risks include many of the risks that we face, described above, as well as:

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

         o RTI IS DEPENDENT ON THEIR VALUE-ADDED RESELLERS (VARS) - RTI does not have a direct sales force and relies on VARs to distribute and sell its products. RTI currently has approximately 67 VARs - 27 in North America, 7 in South America, 11 in Asia, 19 in Europe and the Middle East, 1 in Africa, and 1 each in Australia and New Zealand. Combined, RTI's four largest VARs account for approximately 35% of its revenues, although no one is over 15%. RTI's VARs are independently owned businesses and there can be no assurance that one or more will not go out of business or cease to sell RTI products. Until a replacement VAR could be recruited, and trained, or until an existing VAR could expand into the vacated territory, such a loss could result in a disruption in RTI's revenue and profitability. Furthermore, there can be no assurance that an adequate replacement could be located.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 18% and 10% of our total net sales were denominated in currencies other than the U.S. dollar for the three months ended June 30, 2004 and 2003, respectively.

EQUITY PRICE RISK

We have no direct equity investments.


ITEM 4.  CONTROLS AND PROCEDURES

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as discussed in the footnotes to our interim financial statements (see
Note 12), we are not involved in any material legal proceedings, other than ordinary routine litigation proceedings incidental to our business, none of which are expected to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in existing or other matters may arise from time to time which may harm our business.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2004, we issued:

         o 1,546,733 shares of common stock to Intuit, Inc. in connection with the acquisition of RTI.
         o an aggregate of 2,517,233 shares of Series B Convertible Preferred Stock to Michael Tomczak, our COO and President, and Jeffrey Boone, our CTO, in connection with acquisition of RTI.
         o Options to purchase 1,572,364 and 1,772,364 shares of common stock at an exercise price of $0.77per share to Messrs. Boone and Tomczak, respectively, in accordance with their employment agreements.
         o Warrants to purchase an aggregate of 20,000 shares of common stock at exercise prices of $0.75 and $1.05 per share to a consulting firm for investor relation services rendered.

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

         4.7 Security Agreement as of June 1, 2004 between Island Pacific, Inc., IPI Merger Sub II, Inc., Retail Technologies International, Inc., and Nathaniel F. Jessup, an individual, Kathleen M. Leacox, an individual, and Glenn Swenson, an individual, the Lumsden Real Estate Defined Benefit Plan, Mace and Shirley Lumsden as co-trustees of the Mace Lumsden and S.K. Lumsden Trust of January 19, 1995, and Merry Youle, an individual.

         4.8 Registration Rights Agreement dated June 1, 2004 by and between Island Pacific, Inc., Michael Tomczak, Jeffrey Boone and Intuit, Inc., incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on June 14, 2004.

         4.9      Form of Voting Agreement, incorporated by reference to exhibit
                  4.2 to the Company's Form 8-K filed on June 14, 2004.

         4.10 Securities Purchase Agreement dated July 12, 2004 between Island Pacific, Inc. and Laurus Master Fund, Ltd., incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on July 21, 2004.

         4.11 Secured Convertible Term Note issued by Island Pacific, Inc. in favor of Laurus Master Fund. Ltd., incorporated by reference to exhibit 4.2 to the Company's Form 8-K filed on July 21, 2004.

         4.12 Common Stock Purchase Warrant dated July 12, 2004 issued by Island Pacific, Inc., incorporated by reference to exhibit 4.2 to the Company's Form 8-K filed on July 21, 2004.

         4.13 Registration Rights Agreement dated July 12, 2004 between Island Pacific, Inc., and Laurus Master Fund, Ltd., incorporated by reference to exhibit 4.4 of the Company's Form 8-k filed on July 21, 2004.

         4.14 Amendment No. 1 to the 9% Convertible Debenture, Due May 15, 2006 Issued to Midsummer and Waiver dated July 30, 2004.

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

         10.38 Security Agreement dated June 1, 2004 by and among the Company, IPI Merger Sub II, Inc., Retail Technologies International, Inc., and Nathaniel F. Jessup, an individual, Kathleen M. Leacox, an individual, and Glenn Swenson, an individual, the Lumsden Real Estate Defined Benefit Plan, Mace and Shirley Lumsden as co-trustees of the Mace Lumsden and S.K. Lumsden Trust of January 19, 1995, and Merry Youle, an individual (individually, a "Secured Party," and collectively, the "Secured Parties").

         10.39 Master Security Agreement between Island Pacific, Inc., Page Digital Incorporated, IPI Merger Sub II, Inc., Sabica Ventures, Inc. and Laurus Master Fund, Ltd. dated July 12, 2004, incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on July 21, 2004.

         10.40 Subsidiary Guaranty executed by Page Digital Incorporated, IPI Merger Sub II, Inc. and Sabica Ventures, Inc., incorporated by reference to exhibit 10.2 to the Company's Form 8-K filed on July 21, 2004.

         10.41 Stock Pledge Agreement dated July 12, 2004 between Island Pacific, Inc. and Laurus Master Fund, Ltd., incorporated by reference to exhibit 10.2 to the Company's Form 8-K filed on July 21, 2004.

         10.42 Separation Agreement and General Release of Claims between Island Pacific, Inc. and Steven Beck dated July 29, 2004.

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer

         31.2 Rule 13a-14(a) Certification of Chief Financial Officer Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.

         32.1 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

On June 14, 2004, we filed a Form 8-K dated June 1, 2004 disclosing as Item 2 to report the completion of the acquisition of Retail Technologies International, Inc.

On July 21, 2004,,we filed a Form 8-K dated July 1, 2004 disclosing as Item 5 the sale of secured convertible term note for a gross proceed of $7.0 million.


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Island Pacific, Inc.
                                    Registrant

                                    /S/ Ran Furman
                                    --------------
Date: August 12 , 2004              Ran Furman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    Signing on behalf of the registrant