Form 10-Q
period 2004-09-30
ISLAND PACIFIC INC
filed 2004-11-15
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

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

Common Stock, $0.0001 Par Value - 62,894,387 shares as of October 31, 2004.

================================================================================

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I. - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2004
               and March 31, 2004..............................................................3

         Condensed Consolidated Statements of Operations for the Three
               Months and the Six Months Ended September 30, 2004 and 2003.....................4

         Condensed Consolidated Statements of Cash Flows for the Six
               Months Ended September 30, 2004 and 2003........................................5

         Notes to Condensed Consolidated Financial Statements..................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................................23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................45

Item 4.  Controls and Procedures...............................................................45

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................45

Item 2.  Changes in Securities and Use of Proceeds.............................................46

Item 3.  Defaults Upon Senior Securities.......................................................46

Item 4.  Submission of Matters to a Vote of Security Holders...................................46

Item 5.  Other Information.....................................................................46

Item 6.  Exhibits and Reports on Form 8-K......................................................47

SIGNATURES ....................................................................................53

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      ISLAND PACIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                     SEPTEMBER 30,        MARCH 31,
                                                                                          2004              2004
                                                                                     --------------    --------------
                                                                                                        (As Restated)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $         966     $       2,108
   Accounts receivable, net of allowance for doubtful accounts of $1,341
     and $409, respectively                                                                  4,832             4,572
   Other receivables, including $14 and $37 from related parties, respectively                 115               143
   Inventories                                                                                  37                46
   Current portion of non-compete agreements                                                   310               668
   Current portion of note receivable                                                           36                36
   Prepaid expenses and other current assets                                                   701               682
                                                                                     --------------    --------------
        Total current assets                                                                 6,997             8,255

Note receivable                                                                                117               126
Property and equipment, net                                                                    968               821
Goodwill, net                                                                               31,939            20,607
Other intangibles, net                                                                      20,627            18,297
Other assets                                                                                   299               421
                                                                                     --------------    --------------
        Total assets                                                                 $      60,947     $      48,527
                                                                                     ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of notes payable to related parties                               $         982     $          --
   Current portion of notes payable                                                          1,798                --
   Current portion of convertible debentures                                                 2,294               146
   Current portion of capital leases                                                           169               169
   Accounts payable                                                                            684             1,255
   Accrued expenses                                                                          3,227             3,301
   Deferred revenue                                                                          4,685             2,657
   Income tax payable                                                                          127                --
                                                                                     --------------    --------------
        Total current liabilities                                                           13,966             7,528

Notes payable to related parties, less current maturities                                    1,565                --
Notes payable, less current maturities                                                         266                --
Convertible debentures, net, less current maturities                                         4,159             1,900
Capital lease obligations, less current maturities                                              18                89
Deferred revenue                                                                               873                --
Long term liabilities                                                                          196               235
                                                                                     --------------    --------------
        Total liabilities                                                                   21,043             9,752
                                                                                     --------------    --------------
Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.0001 par value; 5,000,000 shares authorized: Series A
     Convertible Preferred, 7.2% cumulative 141,100 shares issued and outstanding with a stated value of $100 per share, dividends in arrears
     of $2,581 and $2,002, respectively                                                     14,100            14,100
   Common Stock, $.0001 par value; 100,000,000 shares authorized; 62,761,436
     and 52,427,799 shares issued and outstanding, respectively                                  5                 5
   Additional paid in capital                                                               84,296            74,088
   Accumulated deficit                                                                     (58,497)          (49,418)
                                                                                     --------------    --------------
        Total stockholders' equity                                                          39,904            38,775
                                                                                     --------------    --------------

        Total liabilities and stockholders' equity                                   $      60,947     $      48,527
                                                                                     ==============    ==============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ISLAND PACIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                       Three Months Ended                  Six Months Ended
                                                          September 30,                     September 30,
                                                      2004            2003              2004             2003
                                                  -----------     --------------     -----------    -------------
                                                                  (As restated)                     (As restated)
Revenues:
    Product                                       $    4,926      $       1,825      $    9,397     $      5,011
    Services                                           1,757                954           2,569            3,234
                                                  -----------     --------------     -----------    -------------
           Total revenues                              6,683              2,779          11,966            8,245
                                                  -----------     --------------     -----------    -------------
Cost of revenues:
    Product                                            2,124              1,177           4,357            2,401
    Services                                             956                476           1,434            1,489
                                                  -----------     --------------     -----------    -------------
           Total cost of revenues                      3,080              1,653           5,791            3,890
                                                  -----------     --------------     -----------    -------------

            Gross profit                               3,603              1,126           6,175            4,355

Expenses:
    Application development                            1,802                585           3,049              722
    Depreciation and amortization                        530                280             936              565
    Restructuring                                        681                 --             681               --
    Selling, general and administrative                3,988              3,001           8,299            5,797
                                                  -----------     --------------     -----------    -------------
            Total expenses                             7,001              3,866          12,965            7,084
                                                  -----------     --------------     -----------    -------------

Loss from operations                                  (3,398)            (2,740)         (6,790)          (2,729)

Other income (expense):
    Interest income                                        4                (17)              4                9
    Other income (expense)                                 5               (167)            102             (178)
    Interest expense                                  (2,088)            (1,504)         (2,389)          (1,796)
                                                  -----------     --------------     -----------    -------------
            Total other expenses                      (2,079)            (1,688)         (2,283)          (1,965)
                                                  -----------     --------------     -----------    -------------

Loss before provision for income taxes (benefits)     (5,477)            (4,428)         (9,073)          (4,694)

  Provision for income taxes (benefits)                    6                 67               6             (503)
                                                  -----------     --------------     -----------    -------------

Net loss                                              (5,483)            (4,495)         (9,079)          (4,191)

  Cumulative preferred dividends                        (294)              (282)           (580)            (554)
                                                  -----------     --------------     -----------    -------------

Net loss available to common stockholders         $   (5,777)     $      (4,777)     $   (9,659)    $     (4,745)
                                                  ===========     ==============     ===========    =============

Basic and diluted loss per share:
    Net loss                                      $    (0.09)     $       (0.13)     $    (0.16)    $      (0.13)
    Cumulative preferred dividends                     (0.01)             (0.01)          (0.01)           (0.01)
                                                  -----------     --------------     -----------    -------------
      Net loss available to common stockholders   $    (0.10)     $       (0.14)     $    (0.17)    $      (0.14)
                                                  ===========     ==============     ===========    =============

Basic and diluted weighted-average common shares
 outstanding                                          57,432             34,417          55,197           33,264

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ISLAND PACIFIC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             SIX MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                           2004            2003
                                                                                       ------------    -------------
                                                                                                       (As restated)
Cash flows from operating activities:
    Net loss                                                                           $    (9,079)    $     (4,191)
    Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization                                                          2,687            1,766
      Amortization of debt discount and conversion option                                    1,189            1,542
      Gain on disposal of furniture and fixtures                                                                169
      Provision for allowance for doubtful accounts, net of recoveries                         345               --
      Stock-based compensation                                                                  29              126
      Common stock issued for services rendered and settlement cost                             --               25
    Changes in assets and liabilities net of effects from acquisitions:
      Accounts receivable and other receivables                                                979             (630)
      Income tax refund receivable                                                              --             (846)
      Inventories                                                                                9                7
      Prepaid expenses and other assets                                                        255             (363)
      Accounts payable and accrued expenses                                                 (2,088)          (3,880)
      Income tax payable                                                                        --              398
      Accrued interest on stockholders' loans, convertible notes and term loan                 312              187
      Deferred revenue                                                                         212              125
                                                                                       ------------    -------------
Net cash used for operating activities                                                      (5,150)          (5,565)
                                                                                       ------------    -------------
Cash flows from investing activities:
    Payment from note receivable                                                                 9                9
    Proceeds from acquisition of Retail Technologies International, Inc., net                  562               --
    Purchases of furniture and equipment                                                       (55)            (264)
    Capitalized software development costs                                                    (357)          (2,243)
                                                                                       ------------    -------------
Net cash provided by (used for) investing activities                                           159           (2,498)
                                                                                       ------------    -------------
Cash flows from financing activities:
    Sale of common stock, net of offering costs                                                  8            7,232
    Decrease in amount due to stockholders, net                                               (300)              --
    Proceeds from convertible debts                                                          7,000              700
    Payments on capital leases                                                                 (82)              --
    Payments on term loans and convertible debentures                                       (2,778)           (135)
                                                                                       ------------    -------------
Net cash provided by financing activities                                                    3,848            7,797
                                                                                       ------------    -------------

Effect of exchange rate changes on cash                                                          1               (1)
                                                                                       ------------    -------------

Net decrease in cash and cash equivalents                                                   (1,142)            (267)
Cash and cash equivalents, beginning of period                                               2,108            1,319
                                                                                       ------------    -------------
Cash and cash equivalents, end of period                                               $       966     $      1,052
                                                                                       ============    =============

Supplemental disclosure of cash flow information:
    Interest paid                                                                      $       279     $        134
    Income taxes paid                                                                  $         6               --

Supplemental schedule of non-cash investing and financing activities:
    Issued 7,551,696 shares of common stock upon conversion of 2,517,232 shares of
      Series B Convertible Preferred Stock issued in connection with the
      acquisition of Retail Technologies International, Inc.                           $     5,709               --
    Issued 1,546,733 shares of common stock in connection with the acquisition of
      Retail Technologies International, Inc.                                          $     1,169               --
    Issued promissory notes in connection with the acquisition of Retail
      Technologies International, Inc.                                                 $     3,622               --
    Issued 600,000 shares of common stock as payment for liquidated damages            $       240               --
    Issued 223,052 shares of common stock upon cashless exercise of an incentive
      stock option                                                                     $        22               --
    Issued 4,103,161 shares of common stock upon conversion of the 9% debentures                --     $      4,200
    Issued 2,287,653 shares of common stock upon conversion of the note due to
      stockholders                                                                              --     $      1,374
    Issued 500,000 shares of common stock as payment for dividend on preferred stock            --     $        421
    Retired 10,700,000 shares of treasury stock                                                 --     $     (8,906)
    Issued 84,849 shares of common stock as payments for bonuses and services
      rendered in prior periods                                                                 --     $         83

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ISLAND PACIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all the periods presented have been made.

Certain amounts in the prior periods have been reclassified to conform to the presentation for the six months ended September 30, 2004. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K/A for the year ended March 31, 2004.

The results of operations for the six months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACQUISITIONS

PAGE DIGITAL INCORPORATED

Effective January 30, 2004, we acquired all of the issued and outstanding shares of Page Digital Incorporated ("Page Digital"), a Colorado-based developer of multi-channel commerce software, through a merger with our newly-formed wholly-owned subsidiary. The purchase price for the acquisition was $7.1 million, consisting of $2.0 million in cash, 2.5 million shares of our common stock valued at $2.00 per share and acquisition costs of $138,000. Upon the consummation of this transaction, we entered into two-year employment agreements for executive officer positions with two of the principals of Page Digital and a two-year non-compete agreement with one of the two principals of Page Digital.

The following unaudited pro forma consolidated results of continuing operations for the three and six months ended September 30, 2003 assume the acquisition of Page Digital occurred as of April 1, 2003. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                                                   Three Months       Six Months
                                                                                      Ended             Ended
                                                                                  September 30,     September 30,
                                                                                       2003              2003
                                                                                  --------------    --------------
      Revenues                                                                    $       4,307     $      11,139
      Net loss                                                                    $      (4,734)    $      (4,392)
      Net loss available to common stockholders                                   $      (5,016)    $      (4,946)
      Basic and diluted loss per share of common stock                            $       (0.14)    $       (0.13)
      Basic and diluted loss per share available to common stockholders           $       (0.15)    $       (0.15)

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

Pursuant to the Amended Merger Agreement, the Merger (as defined below) was completed with the following terms: (i) we assumed RTI's obligations under those certain promissory notes issued by RTI on December 20, 2002 with an aggregate principal balance of $2.3 million; (ii) the total consideration paid at the closing of the Merger was $11.6 million paid in shares of our common stock with fair value of $1.2 million, newly designated Series B convertible preferred stock ("Series B Preferred") with fair value of $5.7 million, promissory notes totaling $3.6 million, assumption of incentive stock options with fair value of $1.0 million and acquisition costs of $110,000; (iii) the Shareholders and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to the registration rights agreement dated June 1, 2004 between us, the Shareholders and Intuit (the "Registration Rights Agreement"); and (iv) the merger consisted of two steps (the "Merger"), first, Merger Sub merged with and into RTI, Merger Sub's separate corporate existence ceased and RTI continued as the surviving corporation (the "Reverse Merger"), immediately thereafter, RTI merged with and into Merger Sub II, RTI's separate corporate existence ceased and Merger Sub II continued as the surviving corporation (the "Second-Step Merger").

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

The Shareholders and Intuit were also granted registration rights. Under the Registration Rights Agreement, we agreed to register the common stock issuable upon conversion of the Series B Preferred issued to the Shareholders within 30 days of the automatic conversion of the Series B Preferred into common stock. The automatic conversion occurred upon us filing an amendment to our certificate of incorporation with the Delaware Secretary of State increasing the authorized number of shares of our common stock ("Certificate of Amendment"). The Shareholders and Intuit are entitled to price protection payments of up to a maximum of $0.23 per share payable by promissory note, if and to the extent that the average closing price of our common stock for the 10 days immediately preceding the date the registration statement covering their shares is declared effective by the Securities and Exchange Commission, is less than the 10 day average closing price as of June 1, 2004, which was $0.76. We have not recorded the liability relating to the price protection at the date of acquisition as the contingency is based on future events and cannot yet be determined. We will compute the total liability as soon as it can be determined and recorded as a liability. The total cost of the price protection contingency will be deferred and amortized over the shortest of the remaining useful lives of the assets acquired in the acquisition in accordance with SFAS 141, "Business Combinations".

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

The acquisition has been accounted for as a purchase. The results of the operations of RTI have been included in the consolidated financial statements since the date of the acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $11.3 million and has been recorded as goodwill. The fair value of assets acquired and liabilities assumed were as follows (in thousands):

          Cash                                                    $    672
          Accounts receivable                                        1,348
          Prepaid expenses                                             148
          Other receivables                                            212
          Property and equipment                                       496
          Non-compete agreement                                         29
          Software technology                                        1,410
          Customer relationship                                      1,660
          Trademark                                                    800
          Capital lease obligation                                     (11)
          Accounts payable and accrued expenses                     (1,644)
          Deferred revenue                                          (2,689)
          Income tax payable                                          (127)
          Notes due to stockholders                                   (200)
          Notes payable                                             (1,789)
                                                                  ---------
             Net assets                                                315

          Excess of cost over fair value of net assets acquired     11,332
                                                                  ---------

             Total purchase price                                 $ 11,647
                                                                  =========

The following unaudited pro forma consolidated results for the three and six months ended September 30, 2004 and 2003 assume the acquisitions of RTI occurred as of April 1, 2004 and 2003, respectively, and Page Digital occurred as of April 1, 2003. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                 Three Months Ended                Six Months Ended
                                           September 30,     September 30,   September 30,    September 30,
                                               2004             2003             2004             2003
                                           --------------   --------------   --------------   --------------
    Revenues                               $       6,683    $       6,488    $      13,359    $      15,462
    Net loss                               $      (5,483)   $      (4,793)   $     (10,011)   $      (4,410)
    Net loss available to common
     stockholders                          $      (5,777)   $      (5,075)   $     (10,591)   $      (4,964)
    Basic and diluted loss per share of
     common stock                          $       (0.10)   $       (0.14)   $       (0.18)   $       (0.12)
    Basic and diluted loss per share
     available to common stockholders      $       (0.10)   $       (0.15)   $       (0.19)   $       (0.13)

NOTE 3 - NOTE RECEIVABLE

Effective April 1, 2003, we sold our wholly-owned subsidiary, SVI Training Products, Inc. ("Training Products"), to its former president, for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain targets. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. We agreed to postpone the payments due January 2004 and April 2004 until April 2008. The note has a balance of $153,000 and $162,000 at September 30, 2004 and March 31, 2004, respectively, of which $36,000 is current.

NOTE 4 - INVENTORIES

Inventories consist of finished goods and are stated at the lower of cost or market, on a first-in, first-out basis.

NOTE 5 - GOODWILL AND OTHER INTANGIBLES

At September 30, 2004 and March 31, 2004, goodwill and other intangibles consist of the following (in thousands):

                                            SEPTEMBER 30, 2004                       MARCH 31, 2004
                                    Gross                                 Gross
                                  carrying   Accumulated                 carrying     Accumulated
                                   amount    amortization      Net        amount      amortization        Net
                                  --------   -------------  ---------    ---------    -------------    --------
    Goodwill                      $ 38,431   $     (6,492)  $  31,939    $  27,099    $     (6,492)    $ 20,607
                                  --------   -------------  ---------    ---------    -------------    --------
    Other intangibles:
    Amortized intangible assets
        Software technology         32,071        (14,917)     17,154       30,357         (13,219)      17,138
        Non-compete agreements       7,014         (6,704)        310        6,986          (6,318)         668
        Customer relationships       2,564           (176)      2,388          904             (30)         874

    Unamortized intangible:
        Trademark                    1,085             --       1,085          285              --          285
                                  --------   -------------  ---------    ---------    -------------    --------
                                    42,734        (21,797)     20,937       38,532         (19,567)      18,965
    Less: current portion of non-
        compete agreements             310             --         310          668              --          668
                                  --------   -------------  ---------    ---------    -------------    --------
    Long-term portion of other
        Intangibles                 42,424        (21,797)     20,627       37,864         (19,567)      18,297
                                  --------   -------------  ---------    ---------    -------------    --------

    Long-term portion of
        goodwill and other
         intangibles              $ 80,855   $    (28,289)  $  52,566    $  64,963    $    (26,059)    $ 38,904
                                  ========   =============  =========    =========    =============    ========

During the six months ended September 30, 2004, we recorded approximately $11.3 million in goodwill, $1.4 million in software, $1.7 million in customer relationships, $800,000 in trademarks and $29,000 in a non-compete agreement in connection with the acquisition of RTI (see Note 2). In addition, we recorded $97,000 and $357,000 million in capitalized software during the three and six months ended September 30, 2004, respectively. Software and customer relationships are amortized on a straight-line basis over their useful lives, seven and ten years, respectively. The goodwill and the trademark have indefinite useful lives and are not subject to amortization. The non-compete agreement is being amortized its remaining useful life of seven months.

Transactions in goodwill during the six months ended September 30, 2004 and fiscal year ended March 31, 2004 are as follows (in thousands):

                                                   September 30,     March 31,
                                                       2004            2004
                                                   -------------   -------------
    Cost:
      Beginning balance                            $      27,099   $      21,287
        Goodwill from acquisition of RTI and Page
           Digital, respectively                          11,332           5,812
                                                   -------------   -------------
      Ending balance                               $      38,431   $      27,099
                                                   =============   =============

    Accumulated amortization                       $       6,492   $       6,492
                                                   =============   =============

We found no indication of impairment of the goodwill during the six months ended September 30, 2004. Accordingly, absent of future indications of impairment, the next annual impairment test will be performed in fourth quarter of fiscal 2005.

We also evaluated the remaining useful lives of our intangible assets in the quarter ended June 30, 2004 and during the fourth quarter 2004. No adjustments have been made to the useful lives of our intangible assets.

Amortization expense for the three months ended September 30, 2004 and 2003 was $1.2 million and $0.8 million, respectively. Amortization expense for six months ended September 30, 2004 and 2003 was $2.3 million and $1.7 million. We expect amortization expense for the next five fiscal years to be as follows (in thousands):

          March 31,
               2005             $   2,376
               2006             $   4,047
               2007             $   3,792
               2008             $   3,760
               2009             $   3,613

NOTE 6 - DEBTS

NOTES PAYABLE TO RELATED PARTIES

In connection with the RTI acquisition, we issued promissory notes to RTI's two principal officers totaling $2.6 million, payable in installments totaling $20,000 per month for the period of June 1, 2004 through May 1, 2005 and increasing to $200,000 per month from June 1, 2005 through June 1, 2006, at 6.5% interest per annum. The notes have a balance of $2.5 million as of September 30, 2004, of which $982,000 is current. There were no notes payable due to related parties at March 31, 2004.

NOTES PAYABLE

In connection with the acquisition of RTI, we issued a promissory note to Intuit and assumed RTI's obligations totaling $1,789,000 under certain promissory notes originally issued by RTI and additional notes totaling $500,000 to the existing note holders of RTI. Notes payable consisted of the following (in thousands):

                                                                                 September 30,     March 31,
                                                                                     2004            2004
                                                                                 -------------    ----------
      Notes payable, secured by common stock of our new subsidiary, IP Retail
      Technologies International, Inc. ("IP RTI"), payable in monthly installments totaling $197,000 including interest at 6.5% per annum
      beginning May 31, 2004 through May 31, 2005                                $       1,542    $       --

      Note payable, to Intuit, secured by IP RTI's common stock, payable in monthly installments of $4,000 for the period from June 1, 2004 through
      December 1, 2004 and $30,000 from January 1, 2005 through June 1, 2006,
      including interest at 6.5% per annum                                                 522            --
                                                                                 -------------    ----------
           Total notes payable                                                   $       2,064    $       --
                                                                                 =============    ==========

      Total notes payable (including accrued interest)                           $       2,064    $       --
      Less: current maturities                                                           1,798            --
                                                                                 -------------    ----------
      Long-term portion of notes payable                                         $         266    $       --
                                                                                 =============    ==========

CONVERTIBLE DEBENTURES

Convertible debentures at September 30, 2004 and March 31, 2004 consist of the following (in thousands):

                                                                                 September 30,    March 31,
                                                                                     2004            2004
                                                                                 -------------    ----------
      Convertible note, secured by all of our assets, interest rate of
      prime plus two percent per annum and matures in July 2007                  $       7,038    $       --

      Convertible debentures, interest rate of 9% per annum and mature
      in May 2006                                                                        1,209         3,012
                                                                                 -------------    ----------

                 Total                                                                   8,247         3,012
      Less: debt discount                                                                1,794           966
                                                                                 -------------    ----------
                                                                                 $       6,453    $    2,046
                                                                                 =============    ==========

      Total convertible debentures (including accrued interest), net of
      debt discount                                                              $       6,453    $    2,046
      Less: current maturities                                                           2,294           146
                                                                                 -------------    ----------
      Long-term portion of convertible debentures                                $       4,159    $    1,900
                                                                                 =============    ==========

Pursuant to a Securities Purchase Agreement dated July 12, 2004, we sold and issued to Laurus Master Fund, Ltd. ("Laurus") a secured convertible term note ("Laurus Note") for gross proceeds of $7.0 million. In addition, we issued to Laurus a warrant to purchase up to 3,750,000 shares of our common stock at a price of $0.71 per share ("Laurus Warrant"). Our obligations under the Laurus Note are secured by all of our assets. All our wholly owned subsidiaries guaranteed our obligations under the Laurus Note. We also pledged all of our interests in the outstanding stock of our subsidiaries as security for our obligations under the Laurus Note.

The Laurus Note would have originally matured on September 1, 2004; however, the maturity of the Laurus Note was automatically extended to July 12, 2007 ("Maturity Date") upon the stockholders approving an amendment to our Certificate of Amendment to increase our authorized share capital limit to 250 million shares and us filing an amendment to our Certificate of Amendment to effect the increase with the Secretary of State of Delaware by August 31, 2004.

We would have been obligated to make monthly payments in the amount of $212,000 plus any unpaid interest commencing on August 1, 2004. In August 2004, Laurus agreed to defer the August 1, 2004 payment until the Maturity Date.

In October 2004, Laurus agreed to amend the Laurus Note and defer the payments due in September 2004 through February 2005 until the Maturity Date. Pursuant to the amendment, we are required to make monthly payments in the amount of $212,121 commencing on March 1, 2005 with a balloon payment of $1.1 million in July 2007. We also issued Laurus a warrant to purchase 250,000 shares of our common stock at a price of $0.41 per share ("October `04 Laurus Warrant").

The Laurus Note accrues interest at a rate per annum (the "Interest Rate") equal to the "prime rate" (4.75% as of October 31, 2004) published in The Wall Street Journal from time to time, plus two percent. Interest under the Laurus Note is payable monthly in arrears commencing on August 1, 2004. The Interest Rate is calculated on the last day of each month (the "Determination Date") and is subject to adjustment as follows: (1) if the shares issuable upon conversion of the Laurus Note or exercise of the Laurus Warrant have been registered with the U.S. Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (the "Securities Act") and the market price of our common stock for the five trading days immediately preceding the Determination Date exceeds the then applicable conversion price for the Laurus Note by at least 25%, then the Interest Rate for the succeeding calendar month shall be reduced by 2% for each incremental 25% increase over the then applicable conversion price or (2) if all of the conditions set forth in subparagraph (1) have been satisfied, except that the shares issuable upon conversion of the Laurus Note or exercise of Warrant have not been registered, then the Interest Rate for the succeeding calendar month shall be reduced by 1% for each incremental 25% increase over the then applicable conversion price. The initial conversion price under the Laurus
Note is $0.56 per share, subject to adjustment upon our issuance of securities at a price per share below the fixed conversion price, a stock split or combination, declaration of a dividend on our common stock or reclassification of our common stock. We have the option to redeem the Laurus Note by paying Laurus 125% of the principal amount due under the Laurus Note together with all accrued and unpaid interest. Pursuant to the Amendment No. 1 to the Laurus Note, the conversion price for $2.0 million of the $7.0 million Laurus Note was reduced to $0.37 per share.

The Laurus Warrant and October `04 Laurus Warrant (collectively "Laurus Warrants") are immediately exercisable and have a seven year term. We have the right to require exercise of the Laurus Warrants in whole or in part if: (1) all of our obligations under the Laurus Note have been irrevocably paid in full, (2) the common stock underlying the Laurus Warrants has been registered on a registration statement declared effective by the SEC, and such registration statement remains effective, and (3) the average closing price of our common stock for the ten (10) trading days immediately prior to the proposed date of the mandatory exercise of the Laurus Warrants is greater than three hundred percent (300%) of the then applicable exercise price.

We were obligated to file a registration statement on Form S-3 (or if Form S-3 is not available another appropriate form) (the "Registration Statement") registering the shares of our common stock issuable upon conversion of the Laurus Note or exercise of the Laurus Warrants (the "Underlying Shares") pursuant to the Registration Rights Agreement between us and Laurus (the "Registration Rights Agreement"). We filed the Registration Statement on September 10, 2004 (the "Filing Date") and we are required to have the Registration Statement declared effective by the SEC no later than 120 days after it is filed (the "Effectiveness Date"). If the Registration Statement is not declared effective by the Effectiveness Date, ceases to be effective for more than 30 days in any calendar year or 10 consecutive calendar days or if our common stock is not listed or traded or is suspended from trading for three consecutive trading days, we are required to pay Laurus liquidated damages equal to 2% of original principal balance on the Laurus Note for each 30 day period (with partial periods prorated) that such event continues. We are obligated to keep the Registration Statement effective until the earlier of when (1) all of the Underlying Shares have been sold or (2) such time as all of the Underlying Shares can be sold without registration or volume restrictions under Rule 144(k) of the Securities Act (the "Effectiveness Period"). If there is not an effective Registration Statement covering the Underlying Shares at any time during the Effectiveness Period and we propose to file a registration statement for our own account or the account of others, we will be obligated to include the Underlying Shares on that registration statement.

In accordance with generally accepted accounting principles, the difference between the original conversion price of $0.56 and our stock price on the date of issuance of the Laurus Note amounted to $281,000 and is being amortized over the term of the Laurus Note. We amortized $20,000 in the three and six months ended September 30, 2004.

We allocated the proceeds received from the Laurus Note with a detachable warrant using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrant was $531,000 and is being amortized as interest expense over the life of the Laurus Note. We amortized $37,000 in the three and six months ended September 30, 2004.

In connection with the amendment in October 2004, we will compute the difference between the conversion price of $0.37 for the first $2.0 million of the Laurus Note and our stock price on the date of issuance of the Laurus Note and will amortize the difference over the remaining term of the Laurus Note.

In connection with the sale of $7.0 million Laurus Note, we had adjusted the exercise price of outstanding warrants previously issued to certain investors to $0.56 per share pursuant to the anti-dilution protection provision. Accordingly, we recorded a charge of $254,000 as interest expense in the quarter ended September 30, 2004.

In March 2004, we entered into a Securities Purchase Agreement for the sale of convertible debentures (the "March '04 Debenture") to Omicron Master Trust ("Omicron") for gross proceeds of $1.75 million ("Omicron Debenture") and Midsumer Investments, Ltd. ("Midsummer") for gross proceeds of $1.25 million ("Midsummer Debenture"). The debentures would have matured in May 2006, bore an interest rate of 9% per annum and provided for interest only payments on a quarterly basis, payable, at our option, in cash or shares of our common stock. The debentures would have been convertible into shares of our common stock at a conversion price of $1.32 per share, subject to adjustment if we offered or sold any securities for an effective per share price that was less than 87% of the then current conversion price, negatively restated any of our financial statements or made any public disclosures that negatively revised or supplemented any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or triggered other customary anti-dilution protections. If certain conditions were met, we would have the option to redeem the March '04 Debentures at 110% of their face value, plus accrued but unpaid interest.

We would have been obligated to redeem the Omicron Debenture and Midsummer Debenture at the initial monthly amounts of $136,110 and $97,223, respectively, commencing on February 1, 2005. If the daily volume weighted average price of our common stock on the American Stock Exchange exceeded $1.15 by more than 200% for 15 consecutive trading days, we would have the option to cause the Purchasers to convert the then outstanding principal amount of March '04 debentures into our common stock at the conversion price then in effect.

With the proceeds from the sale of the Laurus Note in July 2004 for $7.0 million as discussed above, we paid off in full the Omicron Debenture with a balance of $1.75 million plus $0.2 million in accrued interest, liquidated damages and prepayment penalty.

In accordance with generally accepted accounting principles, the difference between the original conversion price of $1.32 and our stock price of the date of issuance of the Omicron Debenture amounted to $155,000 and was being amortized over the term of the debt. A total of $21,000 had been amortized during the period from the date of issuance to the date the debt was repaid. Upon repayment of the debt, the remaining balance of $134,000 was expensed.

On July 30, 2004, we also amended the Midsummer Debenture. Pursuant to the amendment agreement, we issued 600,000 shares of common stock which we valued at $240,000 to Midsummer as payment in liquidated damages and as consideration for Midsummer consenting to the sale of the $7.0 million Laurus Note.

The amended Midsummer Debenture matures in May 2006 and bears an interest rate of 9% per annum. Interest only payments, payable, at our option, in cash or shares of common stock, are payable on a monthly basis. The amended Midsummer Debenture is convertible into shares of our common stock at a conversion price of $0.56 per share, subject to adjustment if we offer or sell any securities for an effective per share price that is less than 87% of the then current conversion price, negatively restate any of our financial statement or make any public disclosure that negatively restate any of our financial statement or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections. If certain conditions are met, we have the option to redeem the amended Midsummer Debenture at 100% of its face value, plus accrued but unpaid interest. Triggering events have occurred and we are currently in discussions with Midsummer concerning an adjustment of the current conversion price.

We must redeem the amended Midsummer Debenture at the initial monthly amount of $50,000 which commenced on September 1, 2004 and increases to $62,500 starting February 1, 2005. If the daily volume weighted average price of our common stock on the American Stock Exchange exceeds the then current conversion price by more than 200% for 15 consecutive trading days, we have the option to cause Midsummer to convert the then outstanding principal amount of amended Midsummer Debenture into our common stock at the conversion price then in effect.

In accordance with generally accepted accounting principles, the difference between the original conversion price of $1.32 and our stock price of the date of issuance of the Midsummer Debenture amounted to $110,000 and was being amortized over the term of the debt. Upon amending the debt, we computed the difference between the amended conversion price of $0.56 and out stock price of the date of issuance. We recorded an additional maximum charge of $785,000 and will amortize it over the remaining term of the debt. We had amortized $115,000 and $128,000 in the three and six months ended September 30, 2004.

We also issued Omicron and Midsummer two warrants as follows: (1) Series A Warrants to purchase up to an aggregate of 1,043,479 shares of our common stock at an exercise price of $1.32 per share, which was adjusted to $0.56 in July 2004 as a result of the sale of $7.0 Laurus Note, with a five-year term, exercisable at anytime after September 16, 2004, subject to adjustment if we offer or sell any securities for an effective per share price that is less than the then current exercise price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections and (2) Series B Warrants to purchase up to 8,500,000 shares of our common stock with an exercise price of $5 per share, these warrants are immediately exercisable and expire on the earlier of the six-month anniversary of the effective date of the registration statement that is required to be filed or 18 months from March 15, 2004, subject to adjustment upon the issuance or sale of securities in a public offering for an effective per share price that is less than the then-current exercise price and upon the trigger of other customary anti-dilution protections.

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

For a period of six (6) months from the Effective Date, the Purchasers have a right of first refusal to participate in certain future financings by us involving the sale of our common stock or equivalent securities. The Purchasers were also granted registration rights under a Registration Rights Agreement dated March 15, 2004, pursuant to which we were required to file a registration statement respecting the common stock issuable upon the conversion of the debentures and exercise of the warrants within thirty (30) days after March 15, 2004, and to use best efforts to have the registration statement declared effective at the earliest date. If a registration statement was not filed within such thirty (30) day period or declared effective within such ninety (90) day period (or within one hundred twenty (120) days in the event of a full review by the SEC), we became obligated to pay liquidated damages to the Purchasers equal to 2% per month of each such Purchasers' subscription amount under the Purchase Agreement plus the value of any warrants issued pursuant to the Purchase Agreement then held by such Purchaser. The registration statement was filed on August 24, 2004, but it has not been declared effective as of November 15, 2004. As a result, liquidated damages in the amounts of $81,000 and $120,000 have been recorded in the six months ended September 30, 2004 and the fiscal year ended March 31, 2004, respectively. Outstanding liquidated damages totaling $201,000 were paid in July 2004.

We allocated the proceeds received from convertible debt with detachable warrants using the relative fair market value of the individual elements at the time of issuance and amortize the change over the term of the debt. The amount allocated to the warrants issued to Omicron was $420,000. A total of $57,000 had been amortized during the period from the issuance to the date the note was repaid. Upon repayment of the Omicron Debenture, the remaining balance of $363,000 was expensed. As a result of adjusting the exercise price of Omicron's warrant to $0.56, we also recorded a charge of $112,000 as interest expense in the quarter ended September 30, 2004.

The amount allocated to the warrants issued to Midsummer was originally $300,000. Upon amending the Midsummer Debenture, we recomputed the amount allocated warrants and recorded an additional maximum charge of $54,000. The additional charge is being amortized over the remaining term of the debt. We amortized $42,000 and $76,000 in the three and six months ended September 30, 2004, respectively.

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

The balance of capital leases is $187,000 and $258,000 at September 30, 2004 and March 31, 2004, respectively, of which the current portion is $169,000.

NOTE 8 - LINE OF CREDIT

In connection with the acquisition of RTI, we assumed obligation under a line of credit with a balance of $182,000 at June 30, 2004. The line of credit was paid off in full in July 2004.

NOTE 9 - DEFERRED REVENUE

Deferred revenue at September 30, 2004 and March 31, 2004 consists of the following (in thousands):

                                                     June 30,      March 31,
                                                       2004          2004
                                                     --------      ---------
    Prepaid support services                         $  5,040      $   2,528
    Customer deposits                                     518            129
                                                     --------      ---------
        Total                                           5,558          2,657
    Long-term portion                                     873             --
                                                     --------      ---------
    Current portion                                  $  4,685      $   2,657
                                                     ========      =========

NOTE 10 - PREFERRED STOCK

The Series A Convertible Preferred Stock (the "Series A Preferred") has a stated value of $100 per share and is redeemed at our option any time prior to the maturity date of December 31, 2006 for 107% of the stated value and accrued and unpaid dividends. The preferred shares are entitled to cumulative dividends of 7.2% per annum, payable semi-annually, and have cumulative dividends of $2.6 million, or $18.31 per share, and $2.0 million, or $14.19 per share, at September 30, 2004 and March 31, 2004, respectively. The holders may convert each share of Series A Preferred at any time into the number of shares of our common stock determined by dividing the stated value plus all accrued and unpaid dividends, by a conversion price initially equal to $0.80. The conversion price increases at an annual rate of 3.5% calculated on a semi-annual basis. The conversion price as of July 1, 2004 is $0.87. The Series A Preferred is entitled upon liquidation to an amount equal to its stated value plus accrued and unpaid dividends in preference to any distributions to common stockholders. The Series A Preferred has no voting rights prior to conversion into common stock, except with respect to proposed impairments of the Series A Preferred rights and preferences, or as provided by law. We have the right of first refusal to purchase all but not less than all of any shares of Series A Preferred or shares of common stock received on conversion which the holder may propose to sell to a third party, upon the same price and terms as the proposed sale to a third party.

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

The Series B Convertible Preferred Stock (the "Series B Preferred") had no stated value and was entitled to cumulative dividends at the rate of $0.136 per share per annum, payable annually commencing on January 1, 2005. Upon our filing of an amendment to our Certificate of Incorporation increasing the number of shares of common stock in August 2004, all Series B Preferred was converted into 7,551,696 shares of common stock. No dividends had been declared.

NOTE 11 - EQUITY TRANSACTIONS

During the quarter ended September 30, 2004, we had the following equity transactions:

    o Issued 600,000 shares of common stock, with a fair value of $240,000, to Midsummer as payment for liquidated damages and as consideration for its consent to the sale of the Laurus Note,
    o Issued an aggregate of 7,551,696 shares of common stock, with a fair value of $5,709,000, to Michael Tomczak, our President and COO, and Jeffrey Boone, our CTO, upon conversion of all of 2,517,232 shares of Series B Preferred Stock,
    o Granted Laurus a warrant to purchase up to 3,750,000 shares of our common stock at an exercise price of $0.71 in connection with the sale of the Laurus Note,
    o Granted incentive stock options to employees to purchase an aggregate of 3,340,000 shares of common stock at exercise prices ranging from $0.38 to $0.48,
    o Granted a consultant a warrant to purchase up to 220,000 shares of common stock at an exercise price of $0.50 per share, with a fair value of $37,000, for public relation services, and
    o Granted options to purchase an aggregate of 102,500 shares of common stock at an exercise price of $0.44 to outside directors of the Board as directors' fees for the quarter ended September 30, 2004.

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

The following table presents pro forma disclosures required by SFAS 123 and SFAS 148 of net loss and basic and diluted loss per share as if stock-based employee compensation had been recognized during the six months ended September 30, 2004 and 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

                                                         Six Months Ended
                                                           September 30,
                                                       2004             2003
                                                     ---------       ---------
                                                     (in thousands, except per
                                                          share amounts)
                                                            (unaudited)

    Net loss as reported                             $ (9,079)       $ (4,191)
    Less: stock-based compensation expense,
       net of related tax effects                      (1,005)         (1,081)
                                                     ---------       ---------
    Pro forma net loss                               $(10,084)       $ (5,272)
                                                     =========       =========

    Basic and diluted earnings (loss) per share
      - as reported                                  $  (0.16)       $  (0.13)
    Basic and diluted earnings (loss) per share
      - pro forma                                    $  (0.18)       $  (0.16)

NOTE 12 - EARNINGS (LOSS) PER SHARE

Basic loss per common share are calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Earnings per share for the three and six months ended September 30, 2004 and 2003 is calculated as follows (in thousands):

                                         Three months ended         Six months  ended
                                            September 30,             September 30,
                                          2004         2003         2004         2003
                                       ----------   ----------   ----------   ----------
  Net loss available to common
   stockholders                        $  (5,777)   $  (4,777)   $  (9,659)   $  (4,745)

  Basic and diluted weighted average
   shares                                 57,432       34,417       55,197       33,264

  Basic and diluted loss per share     $   (0.10)   $   (0.14)   $   (0.17)   $   (0.14)

The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended September 30, 2004 and 2003, because the effect would have been anti-dilutive:

                                                        Three Months Ended
                                                           September 30,
                                                         2004         2003
                                                      ----------   ----------

    Outstanding options under our stock option plans 8,609,547 4,866,240 Outstanding options granted outside our stock
       option plans                                    8,182,274    5,054,312
    Warrants issued in conjunction with private
       placements and financing                       17,098,760    6,330,281
    Warrants issued for services rendered              1,451,898      748,169
    Series A Convertible Preferred Stock              19,124,693   18,444,424
    Convertible debt                                  14,642,857    2,723,214
                                                      ----------   ----------
              Total                                   69,110,029   38,166,640
                                                      ==========   ==========

NOTE 13 - RESTRUCTURING CHARGE

We recorded a $681,000 restructuring charge in the quarter ended September 30, 2004 for one-time termination benefits related to workforce reduction of nine full-time employees including 3 executive officers, 2 in sales and 4 in administrative functions in the Americas. The termination benefits include severance payments and benefits. All workforce reductions associated with this charge were made on or before September 30, 2004. A summary of the restructuring charge included in accrued expenses at September 30, 2004 is as follows (in thousands):

    Initial reserve             $  681
    Paid                          (320)
                                -------
    Balance                     $  361
                                =======

$156,000 of the remaining balance will be paid in the third quarter of 2005, $47,000 each in the fourth quarter of 2005 and the first through third quarter of 2006 and $17,000 in the fourth quarter of 2006.

NOTE 14 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA

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

We currently operate in the Americas and Europe. On June 1, 2004, we began to operate in Asia. The geographic distribution of our revenues and long-lived assets are as follows (in thousands):

                                          Three months ended   Six months ended
                                            September 30,        September 30,
                                           2004       2003      2004      2003
                                          -------    -------   -------   -------
    Revenues:
       Americas                           $ 5,538    $ 2,288   $ 9,770   $ 7,214
       Europe                                 993        491     2,006     1,031
       Asia                                   152         --       190        --
                                          -------    -------   -------   -------
           Total revenues                 $ 6,683    $ 2,779   $11,966   $ 8,245
                                          =======    =======   =======   =======

                                               September 30,   March 31,
                                                   2004          2004
                                               -------------   ---------
    Long-lived assets:
       Americas                                $      54,119   $  40,783
       Europe                                             24          30
                                               -------------   ---------
           Total identifiable assets           $      54,143   $  40,813
                                               =============   =========

In the three months ended September 30, 2004, revenues from three customers represents 9%, 6% and 2%, respectively, of total revenues. In the six months ended September 30, 2004, revenues from these three customers represents 6%, 4% and 6% of total revenues, and accounts receivable balances at September 30, 2004 from these customers represent 3%, 0% and 10%, respectively, of total accounts receivable. In the three and six months ended September 30, 2003, another customer represents 7% and 18%, respectively, of total revenues and its account receivable balance at September 30, 2003 represents 45% of total accounts receivable.

We structure our operations into three business units that have separate reporting infrastructures. Each unit is evaluated primarily based on total revenues and operation income excluding depreciation and amortization. Identifiable assets are also managed by business units. Our three business units are as follows:

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

        o STORE SOLUTIONS - offers suites of applications built on our long history of providing multi-platform, client server in-store solutions. We market these sets of applications under the name "OnePointe," TM and "Retail Pro"(R). With more than 15 years of development, OnePointe TM is a solution with a high degree of fit and value out of the box. Additionally, the software was designed for easy customization, enabling our development team to quickly develop solutions to meet retailers' specific point-of-sale ("POS") and in-store processor (server) requirements. Retail Pro(R) is a leading point-of-sale and inventory management software used by specialty retailers worldwide.

        o MULTI-CHANNEL RETAIL SOLUTIONS ("MULTI-CHANNEL RETAIL") - Page Digital designs its application to specifically address direct commerce business processes, which primarily relate to interactions with the end-user. Having developed its software out of necessity to manage its own former direct commerce operation, Page Digital has been extremely attentive to functionality, usability and scalability. Its software components include applications for customer relations management, order management, call centers, fulfillment, data mining and financial management. Specific activities like partial ship orders, payments with multiple tenders, back order notification, returns processing and continuum marketing, represent just a few of the more than 1,000 parameterized direct commerce activities that have been built into its "Synaro"(R) applications. Page Digital makes these components and its interfacing technology available to customers, systems integrators and independent software developers who may modify them to meet their specific needs. This growing base of inherited functionality continues to improve the market relevance of its products.

A summary of the revenues and operating income (loss) and identifiable assets attributable to each of these business units are as follows (in thousands):


                                                Three months ended           Six months ended
                                                  September 30,                September 30,
                                                 2004         2003          2004           2003
                                             ------------   ---------    ----------    -----------
    Revenues:
          Retail Management Solutions        $     2,063    $  2,406     $   5,028     $    7,470
          Store Solutions                          2,914         373         4,077            775
          Multi-channel Retail                     1,706          --         2,861             --
                                             ------------   ---------    ----------    -----------
             Total revenues                  $     6,683    $  2,779     $  11,966     $    8,245
                                             ============   =========    ==========    ===========

    Operating income (loss):
          Retail Management Solutions        $    (1,375)   $ (1,344)    $  (2,066)    $     (375)
          Store Solutions                           (468)       (415)         (827)          (639)
          Multi-channel Retail                      (207)          --         (721)             --
          Other (see below)                       (1,348)       (981)       (3,176)        (1,715)
                                             ------------   ---------    ----------    -----------
             Total operating income (loss)   $    (3,398)   $ (2,740)    $  (6,790)    $   (2,729)
                                             ============   =========    ==========    ===========

    Other operating loss:
          Depreciation                       $        (4)   $     (8)    $      (8)    $      (25)
          Administrative costs and other
           non-allocated expenses                 (1,344)       (973)       (3,168)        (1,690)
                                             ------------   ---------    ----------    -----------
             Total other operating loss      $    (1,348)   $   (981)    $  (3,176)    $   (1,715)
                                             ============   =========    ==========    ===========


                                             September 30,     March 31,
                                                 2004            2004
                                             -------------   ------------
    Identifiable assets:
          Retail Management Solutions        $      29,872   $     32,757
          Store Solutions                           20,448          3,790
          Multi-channel Retail                       9,729         10,093
                                             -------------   ------------
             Total identifiable assets       $      60,049   $     46,640
                                             =============   ============

    Goodwill, net:
          Retail Management Solutions        $      13,903   $     13,903
          Store Solutions                           12,224            892
          Multi-channel Retail Solutions             5,812          5,812
                                             -------------   ------------
             Total goodwill, net             $      31,939   $     20,607
                                             =============   ============

Operating income (loss) in Retail Management, Store Solutions and Multi-channel Retail includes direct expenses for software licenses, maintenance services, programming and consulting services, sales and marketing expenses, product development expenses, and direct general and administrative expenses. The "Other" caption includes non-allocated costs and other expenses that are not directly identified with a particular business unit and which we do not consider in evaluating the operating income of the business unit.

During the six months ended September 30, 2004, the Store Solutions business unit acquired $11.3 million goodwill in connection with the acquisition of RTI. There are no changes in goodwill of the Retail Management Solutions and Multi-channel Retail Solutions business units.

In addition, during the three months and six month ended September 30, 2004, we recorded restructuring charges in the amount of $82,000 in Store Solutions, $10,000 in Retail Management, $5,000 in Multi-channel Retail and $584,000 in corporate business units (see Note 13). There were no restructuring charges recorded in the three and six months ended September 30, 2003.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Effective April 1, 2004, we entered into an agreement with a company ("Newco PTY") 100% wholly-owned by QQQ. We previously purchased capitalized software from QQQ, a company affiliated with the former management of our Australian Subsidiary, which was sold in the third quarter of fiscal 2002. Under this agreement, we granted Newco PTY a three year option to purchase our Store Solutions subsidiary for the existing book value at the time of the option exercise. After three years, the agreement automatically renews, but either party may terminate this agreement with one month's written notice. Until the option is exercised, the profit and losses of Newco shall be split as follows:
For profit, 50%/50% for the twelve months ended March 31, 2005, 60%/40%
(Newco PTY/Island Pacific) for the twelve months ended March 31, 2006 and 70%/30% (Newco PTY/Island Pacific) for the twelve months ended April 1, 2007. Newco PTY may exercise its option at anytime with thirty day written notice. Island Pacific shall bear all losses of Newco until September 30, 2004 and then split any further losses 50/50 for the six months to March 31, 2005, 60/40 (Newco PTY/Island Pacific) for the twelve months ended March 31, 2005 and 70/30 (Newco PTY/Island Pacific) for the twelve months ended April 1, 2007. As of September 30, 2004, we have incurred Newco's total losses of $56,000. As of September 30, 2004, the book value of the Store Solutions subsidiary was approximately $2.2 million.

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

On November 22, 2002, we and Sabica Ventures, Inc. ("Sabica", our wholly-owned subsidiary), were sued in a matter entitled Stemley vs. Shea Homes, Inc. et. al. in San Diego Superior Court Case No. GIC 787680, as Pacific Cabinets. The case dealt with alleged construction defects. Pacific Cabinets was dismissed from the litigation for a waiver of fees and costs. At this time, neither we nor Pacific Cabinets are parties to this action. Because no significant discovery was done, it is not possible at this time to provide an evaluation of potential exposure, though it appears highly unlikely that Pacific Cabinets or we would be brought back into this suit.

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

Certain of our standard software license agreements contain a limited infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against certain liability and damages arising from claims of various copyright or other intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of others." We have never lost an infringement claim and our cost to defend such lawsuits have been insignificant. Although it is possible that in the future third parties may claim that our current or potential future software solutions infringe on their intellectual property, we do not currently expect a significant impact on our business, operating results or financial condition.

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

NOTE 16 - RELATED-PARTY TRANSACTIONS

Included in other receivables at September 30, 2004 and March 31, 2004 are amounts due from our officers and employees in the amount of $14,000 and $37,000, respectively.

In connection with the Page Digital acquisition, we assumed a three-party lease agreement for our Colorado offices between CAH Investments, LLC ("CAH"), wholly owned by the spouse of one of our former executive officers, Larry Page, and Southfield Crestone, LLC, whereby Page Digital agreed to lease offices for ten years expiring on December 31, 2013. CAH and Southfield Crestone LLC are equal owners of the leased property. Rent expense related to this lease is $200,000 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $400,000 and $0 for the six months ended September 30, 2004 and 2003, respectively. A security deposit of $170,000 relating to this lease is included in other long-term assets at September 30, 2004 and March 31, 2004.

We retained our former CEO and Chairman of the Board, Barry Schechter, to provide consulting services starting August 2003. For three months ended September 30, 2004 and 2003, the expense for this service was $108,000 and $0, respectively. For the six months ended September 30, 2004 and 2003, the expense for this service was $219,000 and $108,000, respectively.

In fiscal 2004, we retained an entity owned by an immediate family member of our former CEO and Chairman, Harvey Braun, to provide recruiting and marketing services. For the three months ended September 30, 2004 and 2003, the expense for this service was $0 and $98,000, respectively. For the six months ended September 30, 2004 and 2003, the expense for this service was $0 and $108,000, respectively.

In May 2004, Mr. Braun resigned from his position as Chief Executive Officer. Subsequent to September 30, 2004, we entered into a severance and separation agreement with Mr. Braun. Pursuant to this agreement, we agreed to pay Mr. Braun a total of $192,000 with $96,000 payable on October 28, 2004 and the remaining $96,000 payable on November 28, 2004. In addition, Mr. Braun agreed to forfeit an option for 500,000 shares. We accrued a severance payment of $192,000 in the six months ended September 30, 2004 and included in accrued expenses at September 30, 2004. As of November 10, 2004, the outstanding balance is $192,000.

Effective as of July 14, 2004, Steven Beck resigned from our board of directors and effective July 29, 2004, Mr. Beck resigned from his position as executive officer. On July 29, 2004, we entered into an agreement to pay Mr. Beck $325,000, including $30,000 of vacation accrual balance, with $109,000 payable on July 29, 2004 and the balance payable in four monthly installments of $54,000 commencing on August 15, 2004. We accrued a restructuring charge of $295,000 in the three and six months ended September 30, 2004. As of November 10, 2004, the outstanding balance is $54,000.

NOTE 17 - SUBSEQUENT EVENTS

On October 25, 2004, we determined that our financial statements for the fiscal year ended March 31, 2004 and our quarterly financial statements for the second and third quarters of the fiscal year ending March 31, 2003, the first, second and third quarters of the fiscal year ending March 31, 2004 and the first quarter of the fiscal year ending March 31, 2005 needed to be restated in accordance with GAAP. In connection with the restatements, we filed an 8-k on October 29, 2004.

We completed the restatements and made the following revised filings: 10-K/A for the fiscal year ended March 31, 2004; and a 10-Q/A for fiscal quarters ended September 30, 2002, December 31, 2002, June 30, 2003, September 30, 2003,
December 31, 2003 and June 30, 2004. We do not intend to file a revised 10K for the year ended March 31, 2003 due to the immateriality of the impact of the restatements in that filing.

We determined that prior presentation of the financial statements as discussed above needed to be restated for the following items, where applicable:

      1. Reversal of revenue recognized on a one-time sale of software technology rights;
      2. Presentation of net sales and cost of sales as product and services revenues and corresponding costs of revenues;
      3.  Reversal of a purchase of software technology;
      4. Accrual of a royalty liability pursuant to the purchase agreement of software technology;
      5. Capitalization and amortization of the beneficial conversion charges related to the March '03 and March '04 convertible debentures;
      6. Capitalization of legal fees related to the acquisition of Page Digital Incorporated and Retail Technologies International, Inc.,
      7. Reclassification of the unamortized cost of debt discount and beneficial conversion charges from additional paid in capital to interest expense, and
      8. Inclusion of the value of options assumed in the acquisition of RTI as a purchase price adjustment.

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS FORM 10-Q. READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE FACTORS WHICH AFFECT OUR BUSINESS, INCLUDING WITHOUT LIMITATION THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN OUR ANNUAL REPORT FILED ON FORM 10-K/A FOR THE YEAR ENDED MARCH 31, 2004, AND THE DISCLOSURES UNDER THE HEADING "RISK FACTORS" IN THE FORM 10-K/A, AS WELL AS OTHER REPORTS AND FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

We are a provider of software solutions and services to the retail industry. We provide solutions that help retailers understand, create, manage and fulfill consumer demand. We derive the majority of our revenues from three sources: the initial sale of application software licenses, or license revenues, professional services and support, and maintenance. Application software license fees are dependent upon the sales volume of our customers, the number of users of the application(s), and/or the number of locations in which the customer plans to install and utilize the application(s). As the customer grows in sales volume, adds additional users and/or adds additional locations, we charge additional license fees. Professional services relate to implementation of our software, training of customer personnel and modification or customization work. Support, maintenance and software updates are a source of recurring revenues and are generally based on a percentage of the software license revenues and are charged on an annual basis pursuant to renewable maintenance contracts. We typically charge for professional services including consulting, implementation and project management services on an hourly basis.

As the vast majority of our revenues are derived from the retail industry, we are heavily dependent on the financial strength of retailers and their capital budgets. Deterioration in the health of retailers, a reduction in their capital budget or a decision to delay the purchase of new systems have a direct impact on our business. Our sales cycles are long, generally three to twelve months, and our ability to close a pipeline of potential transaction is very unpredictable. As such, management believes that license revenue and growth in license revenue are the best indicator of the Company's business as they signify either new customers or an expansion of licenses of existing customers. While there's generally a time lag between a sale of new license and when we provide services and support, an increase in license revenue will generally lead to an increase in services and support revenues in future quarters.

In recent periods, we have reported flat to decreased revenues and have suffered operating and net losses, largely attributable to general economic and competitive conditions. In this regard, we have taken a number of steps designed to improve our operations, including:

    o Acquired two complementary companies with substantial revenues and earnings potential;
    o Revamped our management team by adding a new President and COO and CTO, as well as a new CFO;

    o    Implemented cost containment measures;
    o Improved our IBM-based core products through continuing internal research and development;
    o Obtained the rights to distribute complementary products, including a new easy-to-install and easy-to-use, open-architecture software system for very small retailers, which we are currently offering;
    o Established collaborations with several value added resellers to provide a variety of options and product extensions;
    o Improved our distribution capabilities by adding new third party channels, such as IBM and IBM's resellers, and professional service firms, such as CGI and LakeWest.

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

    o Mr. Beck resigned from the board of directors and the position of executive officer in July 2004. Donald Radcliffe, who previously served as our director from May 1998 to October 2003, was appointed to replace Mr. Beck as a director.

    o    Mr. Page resigned from the position of executive officer in September
         2004.

    o In July, we sold and issued a secured convertible note for a gross proceed of $7.0 million. See "Indebtedness - Laurus" below.

    o In November 2004, we completed the restatements and made the following revised filings: 10-K/A for the fiscal year ended March 31, 2004 and 10-Q/A for the fiscal quarter ended September 30, 2002, December 31, 2002, June 30, 2003, September 30, 2003, December 31, 2003 and June 30,
         2004.

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

Pursuant to the Amended Merger Agreement, the Merger was completed with the following terms: (i) we assumed RTI's obligations under those certain promissory notes issued by RTI on December 20, 2002 with an aggregate principal balance of $2.3 million; (ii) the total consideration paid at the closing of the Merger was $11.6 million paid in shares of our common stock with fair value of $1.2 million, newly designated Series B Preferred with fair value of $5.7 million, promissory notes totaling $3.6 million, assumption of incentive stock options with fair value of $1.0 million and acquisition costs of $110,000; (iii) the Shareholders and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to the Registration Rights Agreement dated June 1, 2004 between us, the Shareholders and Intuit; and
(iv) the Merger consisted of two steps, first, Merger Sub merged with and into RTI, Merger Sub's separate corporate existence ceased and RTI continued as the surviving corporation, immediately thereafter, RTI merged with and into Merger Sub II, RTI's separate corporate existence ceased and Merger Sub II continued as the surviving corporation.

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

The Shareholders and Intuit were also granted registration rights. Under the Registration Rights Agreement, we agreed to register the common stock issuable upon conversion of the Series B Preferred issued to the Shareholders within 30 days of the automatic conversion of the Series B Preferred into common stock. The automatic conversion occurred when we filed the Certificate of Amendment with the Delaware Secretary of State increasing the authorized number of shares of our common stock. The Shareholders and Intuit are entitled to price protection payments of up to a maximum of $0.23 per share payable by promissory note, if and to the extent that the average closing price of our common stock for the 10 days immediately preceding the date the registration statement covering their shares is declared effective by the Securities and Exchange Commission, is less than the 10 day average closing price as of June 1, 2004, which was $0.76. We have not recorded the liability relating to the price protection at the date of acquisition as the contingency is based on future events and cannot yet be determined. We will compute the total liability as soon as it can be determined and recorded as a liability. The total cost of the price protection contingency will be deferred and amortized over the shortest of the remaining useful lives of the assets acquired in the acquisition in accordance with SFAS 141, "Business Combinations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

None.

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003

REVENUES

Product revenues increased $3.1 million, or 172%, to $4.9 million in the quarter ended September 30, 2004 from $1.8 million in the quarter ended September 30, 2003, primarily due to the inclusion, in the quarter ended September 30, 2004, of $2.4 million and $0.9 million of product revenues for RTI and Page Digital, respectively. Excluding RTI and Page Digital product revenues, product revenues decreased $0.2 million to $1.6 million, a 11% decrease, primarily due to a $0.2 million decrease in sale of partner products as we focused on selling our core products. Services revenues increased by $0.8 million, or 84% to $1.8 million in the quarter ended September 30, 2004 from $1.0 million in the quarter ended September 30, 2003 primarily due to the inclusion of $0.8 million and $0.1 million of services revenue for Page Digital and RTI, respectively. Excluding Page Digital and RTI services revenues, services revenues decreased $0.1 million to $0.9 million, an 10% decrease. Toys accounted for $0 and $0.2 million of services in the quarter ended September 30, 2004 and September 30, 2003, respectively. Total revenues increased $3.9 million, or 139%, to $6.7 million in the quarter ended September 30, 2004 from $2.8 million in the quarter ended September 30, 2003, due primarily to the inclusion of $2.5 million and $1.7 million of RTI and Page Digital revenues recognized in the quarter ended September 30, 2004. Excluding Page Digital and RTI, total revenues decreased $0.3 million to $2.5 million, a 11% decrease, primarily due to the decrease in sale of partner products and the inclusion, in the prior year quarter, or TRU services revenue.

COST OF REVENUES/GROSS PROFIT

Cost of revenues increased by $1.4 million, or 82%, to $3.1 million in the quarter ended September 30, 2004 from $1.7 million in the quarter ended September 30, 2003. Cost of product revenues increased $0.9 million, or 75%, to $2.1 million in the quarter ended September 30, 2004 from $1.2 million in the quarter ended September 30, 2003. Amortization of capitalized software included in cost of product revenues increased to $0.9 million in the quarter ended September 30, 2004 from $0.6 million in the quarter ended September 30, 2003. Cost of services revenue increased $0.5 million, or 100%, to $1.0 million in the quarter ended September 30, 2004 from $0.5 million in the quarter ended September 30, 2003. Total gross profit increased $2.5 million, or 227%, to $3.6 million in the quarter ended September 30, 2004 from $1.1 million in the quarter ended September 30, 2003, primarily due to the inclusion of $2.1 million and $0.6 million of total gross profit from RTI and Page Digital in the quarter ended September 30, 2004. Excluding RTI and Page Digital, gross profit decreased $0.2 million to $0.9 million, a 18% decrease. Total gross profit margin was 54% and 39% for the quarter ended September 30, 2004 and September 30, 2003, respectively. Excluding Page Digital and RTI, gross profit margin decreased to 36%. Gross profit margin on products was 57% and 33% for the quarters ended September 30, 2004 and September 30, 2003, respectively. The increase is due to the inclusion of Page Digital and RTI product revenues which carry higher profit margins. Excluding Page Digital and RTI, gross profit margin on products decreased to 22%, due primarily to a $0.2 million decrease in product revenues and a $0.2 million increase in amortization of capitalized software. Gross profit margin on services was 44% and 50% for the quarters ended September 30, 2004 and September 30, 2003, respectively. Excluding Page Digital and RTI, gross profit margin increased to 62% as the percentage of modification revenues, which carry higher margins than typical services, as a percentage of total services revenue increased in the quarter ended September 30, 2004 from the quarter ended September 30, 2003.

APPLICATION DEVELOPMENT EXPENSE

Application development expense increased by $1.2 million, or 200%, to $1.8 million in the quarter ended September 30, 2004 from $0.6 million in the quarter ended September 30, 2003. The increase is primarily due to the inclusion of $0.4 million of application development expenses from Page Digital and RTI in the quarter ended September 30, 2004 and larger capitalization in the six months ended September 30, 2003.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $0.5 million in the quarter ended September 30, 2004 from $0.3 million in the quarter ended September 30, 2003, primarily due to the inclusion of Page Digital and RTI.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by $1.0 million, or 33%, to $4.0 million in the quarter ended September 30, 2004 from $3.0 million in the quarter ended September 30, 2003, primarily due to the inclusion of $2.3 million of SG&A expenses from Page Digital and RTI that are included in the quarter ended September 30, 2004. Excluding Page Digital and RTI, SG&A expenses decreased to $1.7 million, a 43% decrease, primarily due to reduction in personnel and a focus on cost containment. SG&A expenses as a percent of sales decreased to 57% in the quarter ended September 30, 2004 from 108% in the quarter ended September 30, 2003. We anticipate that SG&A as a percentage of sales will continue to decrease in the future as we anticipate revenues increasing in the future at a faster rate than the growth in SG&A.

RESTRUCTURING EXPENSES

Restructuring expenses were $0.7 million and $0 in the three months ended September 30, 2004 and September 30, 2003, respectively. During the quarter ended September 30, 2004, we began a cost reduction program. This program was not contemplated as part of the acquisition of Page Digital or RTI, but rather was implemented in the quarter ended September 30, 2004 after we analyzed our cost structure and determined that we needed to more properly align our operating expense with our current revenue levels. The restructuring expenses are a result of our cost containment measures across all business units and relate to one-time termination costs consisting of severance payments and benefits related to workforce reduction of nine full time employees. All employees impacted by this restructuring were notified of the plan of termination and the related benefits on or before September 30, 2004. As of September 30, 2004, $0.3 million has been paid with the balance to be paid through the fourth quarter of 2006.

OPERATING LOSS

Operating loss which included depreciation and amortization expense, was $3.4 million for the quarter ended September 30, 2004, compared to an operating loss of $2.7 million for the quarter ended September 30, 2003, as the $2.5 million increase in gross profit, due primarily to the increase in sales, was more than offset by the $3.1 million increase in total expenses.

INTEREST EXPENSE

Interest expense increased by $0.1 million, or 7%, to $1.6 million in the quarter ended September 30, 2004 from $1.5 million in the quarter ended September 30, 2003. Interest expense in the quarter ended September 30, 2004 was comprised primarily of $1.2 million financing costs and amortization of debt discount on the Laurus Note, as well as $0.2 million interest expense on the Laurus Note, the March '04 convertible debentures and notes due to the former RTI note holders. Interest expense in the quarter ended September 30, 2003 was comprised primarily of $1.4 million amortization of debt discount on the March '04 convertible debentures.

PROVISION FOR INCOME TAXES

Provision for income taxes for the quarters ended September 30, 2004 and 2003 are $6,000 and $67,000, respectively.

CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding Series A Preferred attributable to the quarter ended September 30, 2004 and September 30, 2003 were $0.3 million.

SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

Product revenues increased $4.4 million, or 88%, to $9.4 million in the six months ended September 30, 2004 from $5.0 million in the six months ended September 30, 2003, primarily due to the inclusion, in the six months ended September 30, 2004, of $3.0 million and $1.6 million of product revenues for RTI and Page Digital, respectively. Excluding RTI and Page Digital product revenues, product revenues decreased $0.2 million to $4.8 million, a 4% decrease. Services revenues decreased by $0.6 million, or 19% to $2.6 million in the six months ended September 30, 2004 from $3.2 million in the six months ended September 30, 2003 primarily due to a decrease to $1.5 million from Toys R Us., Inc. "(Toys"), a $0.5 million decrease in services revenues, offset by the inclusion of $1.3mm of Page Digital and RTI services revenues. Toys revenue in fiscal 2004 consisted primarily of implementation services. Toys had been a major customer since fiscal 2000 and terminated its contract in third quarter of fiscal 2004. As we don't anticipate additional material Toys revenue in the near future, the loss of Toys will have a significant impact on future revenues as we attempt to replace those revenues with revenues generated from new customers. Total revenues increased $3.8 million, or 46%, to $12.0 million in the six months ended September 30, 2004 from $8.2 million in the six months ended September 30, 2003, due primarily to the inclusion of $3.2 million and $2.8 million of RTI and Page Digital revenues recognized in the six months ended September 30, 2004, offset by a decrease of $1.5 million for Toys. Excluding Page Digital and RTI, total revenues decreased $2.2 million to $6.0 million, a 27% decrease.

COST OF REVENUES/GROSS PROFIT

Cost of revenues increased by $1.9 million, or 49%, to $5.8 million in the six months ended September 30, 2004 from $3.9 million in the six months ended September 30, 2003. Cost of product revenues increased $2.0 million, or 83%, to $4.4 million in the six months ended September 30, 2004 from $2.4 million in the six months ended September 30, 2003. Amortization of capitalized software included in cost of product revenues increased to $1.8 million in the six months ended September 30, 2004 from $1.2 million in the six months ended September 30, 2003. Cost of services revenue decreased $0.1 million, or 7%, to $1.4 million in the six months ended September 30, 2004 from $1.5 million in the six months ended September 30, 2003. Total gross profit increased $1.9 million, or 44%, to $6.2 million in the six months ended September 30, 2004 from $4.3 million in the six months ended September 30, 2003, primarily due to the inclusion of $2.6 million and $1.0 million of total gross profit from RTI and Page Digital in the six months ended September 30, 2004. Excluding RTI and Page Digital, gross profit decreased $1.8 million to $2.6 million, a 40% decrease. Total gross profit margin remained at 52% for the six months ended September 30, 2004 and September 30, 2003. Excluding Page Digital and RTI, gross profit margin decreased to 44%. Gross profit margin on products was 53% and 52% for the six months ended September 30, 2004 and September 30, 2003, respectively. The increase is due to the inclusion of Page Digital and RTI product revenues which carry higher profit margins. Excluding Page Digital and RTI, gross profit margin on products decreased to 40%, due primarily to a $0.2 million decrease in product revenues and a $0.3 million increase in amortization of capitalized software. Gross profit margin on services was 46% and 53% for the six months ended September 30, 2004 and September 30, 2003, respectively. Excluding Page Digital and RTI, gross profit margin decreased to 44%, primarily due to lower product revenues, which carry higher margins and the inclusion of an additional $0.6 million of amortization of capitalized software costs.

APPLICATION DEVELOPMENT EXPENSE

Application development expense increased by $2.3 million, or 329%, to $3.0 million in the six months ended September 30, 2004 from $0.7 million in the six months ended September 30, 2003. The increase is primarily related to the capitalization of $2.2 million development for new products in the six months ended September 30, 2003.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $0.3 million, or 50%, to $0.9 million in the six months ended September 30, 2004 from $0.6 million in the six months ended September 30, 2003, primarily due to an increase of $0.5 million from Page Digital and RTI for the six months ended September 30, 2004, offset by $0.1 million of decrease in amortization of a fully amortized asset.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses increased by $2.5 million, or 43%, to $8.3 million in the six months ended September 30, 2004 from $5.8 million in the six months ended September 30, 2003, primarily due to the inclusion of $3.4 million of SG&A expenses from Page Digital and RTI that are included in the six months ended September 30, 2004. Excluding Page Digital and RTI, SG&A expenses decreased to $4.9 million, a 16% decrease, primarily due to reduction in personnel and a focus on cost containment. SG&A expenses as a percent of sales decreased to 69% in the six months ended September 30, 2004 from 71% in the six months ended September 30, 2003. We anticipate that SG&A as a percentage of sales will continue to decrease in the future as we anticipate revenues increasing in the future at a faster rate than the growth in SG&A.

RESTRUCTURING EXPENSES

Restructuring expenses were $0.7 million and $0 in the six months ended September 30, 2004 and September 30, 2003, respectively. During the quarter ended September 30, 2004, we began a cost reduction program. This program was not contemplated as part of the acquisition of Page Digital or RTI, but rather was implemented in the quarter ended September 30, 2004 after we analyzed our cost structure and determined that we needed to more properly align our operating expense with our current revenue levels. The restructuring expenses are a result of our cost containment measures across all business units and relate to one-time termination costs consisting of severance payments and benefits related to workforce reduction of nine full time employees. All employees impacted by this restructuring were notified of the plan of termination and the related benefits on or before September 30, 2004. As of September 30, 2004, $0.3 million has been paid with the balance to be paid through the fourth quarter of 2006.

OPERATING LOSS

Operating loss, which included depreciation and amortization expense, was $6.8 million for the six months ended September 30, 2004, compared to an operating loss of $2.7 million for the six months ended September 30, 2003, as the $1.9 million increase in gross profit, due primarily to the increase in sales, was more than offset by the $5.9 million increase in total expenses.

INTEREST EXPENSE

Interest expense increased by $0.1 million, or 6%, to $1.9 million in the six months ended September 30, 2004 from $1.8 million in the six months ended September 30, 2003. Interest expense in the six months ended September 30, 2004 was comprised primarily of $1.6 million financing costs and amortization of debt discount on the Laurus Note and the March '04 convertible debentures, as well as $0.3 million interest expense on the Laurus Note, the March '04 convertible debentures and notes due to the former RTI note holders. Interest expense in the six months ended September 30, 2003 was comprised primarily of $1.6 million amortization and $0.1 million of debt discount and interest expense, respectively, on the March '04 convertible debentures.

PROVISION FOR INCOME TAXES

Provision for income tax was $6,000 for the six months ended September 30, 2004. In the six months ended September 30, 2003, the provision for income taxes represents $0.6 million income tax refund and $0.1 million provision for state income taxes. The income tax refund of $0.6 million at September 30, 2003 results from amending prior years' income tax returns to carry back net operating losses incurred in the past two years.

CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding Series A Preferred attributable to the six months ended September 30, 2004 and September 30, 2003 were $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the six months ended September 30, 2004, we financed our operations using cash on hand and proceeds from the sale of convertible debt. At September 30, 2004 and March 31, 2004, we had cash of $1.0 million and $2.1 million, respectively.

Operating activities used cash of $5.2 million in the six months ended September 30, 2004 and $5.6 million in the six months ended September 30, 2003. Cash used for operating activities in the six months ended September 30, 2004 resulted from $8.6 million net loss and $1.8 million decrease in accounts payable and accrued expenses which were offset in part by $2.7 million of non-cash depreciation and amortization, $1.6 million increase in accounts and other receivables and $0.7 million amortization of debt discount and conversion option.

Investing activities provided cash of $0.2 million in the six months ended September 30, 2004 and used cash of $2.5 million in the six months ended September 30, 2003. Cash provided by investing activities in the six months ended September 30, 2004 resulted primarily from $0.6 million proceeds from the acquisition of RTI, offset by $0.4 million of capitalized software development costs. Cash used by investing activities in the six months ended September 30, 2003 resulted primarily from $2.2 million of capitalized software development costs and $0.3 million purchase of furniture and equipment.

Financing activities provided cash of $3.8 million and $7.8 million in the six months ended September 30, 2004 and 2003, respectively. Cash provided by financing activities in the six months ended September 30, 2004 resulted primarily from the proceeds of a $7.0 million note payable, offset by $2.8 million payment on convertible debentures. Cash provided by financing activities in the six months ended September 30, 2003 resulted primarily from net proceeds of $7.2 million from the sale of common stock and $0.7 million from the issuance of convertible debentures.

Accounts receivable increased to $4.8 million at September 30, 2004 from $4.6 million at March 31, 2004. The increase is primarily to the inclusion of RTI accounts receivable at March 31, 2004, offset by decrease in unbilled accounts receivable.

We believe that our cash and cash equivalent and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. Our future capital requirements depend on many factors, including our application development, sales and marketing activities. In addition, we have incurred losses for the last three fiscal years and we had a negative working capital at September 30, 2004. In the next twelve months, we anticipate raising additional capital through public or private equity or debt financings. In the long-term, we anticipate that cash from operations will be sufficient to provide liquidity for our normal operating requirements. As such, we do not know whether additional financing will be available when needed, or available on terms acceptable to us. We may raise capital through public or private equity or debt financings. If we are unable to raise the needed funds, we may be forced to curtail some or all of our activities and we may not be able to grow.

INDEBTEDNESS

NATIONAL AUSTRALIA BANK LIMITED

We decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. The sale was subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to an entity affiliated with former management, and actively pursued the collection of receivables. If the sale proceeds plus collections on receivables were insufficient to discharge the indebtedness to National Australia Bank, we might be called upon to pay the deficiency under our guarantee to the bank. We accrued $187,000 as the maximum amount of our potential exposure as of March 31, 2004. In June 2004, we settled this obligation by paying $69,000 to the bank. As a result, the $118,000 accrual in excess of settlement amount was written off to the consolidated statement of operations as other income in the six months ended September 30, 2004.

OMICRON/MIDSUMMER

In March 2004, we entered into a Securities Purchase Agreement for the sale of 9% convertible debentures (the "March '04 Debentures") to Omicron for gross proceeds of $1.75 million ("Omicron Debenture") and Midsummer for gross proceeds of $1.25 million ("Midsummer Debenture"). With proceeds from the sale of a secured convertible term note to Laurus in July 2004 for $7.0 million, the Omicron Debenture with the principal balance of $1.75 million was paid off in full together with $0.1 million in accrued interest, liquidated damages and prepayment penalty. We also amended the Midsummer Debenture pursuant to Amendment No. 1 to the 9% Convertible Debenture, Due May 15, 2006 Issued to Midsummer and Waiver dated July 30, 2004 as partial consideration for Midsummer consenting to the transaction with Laurus and issued 600,000 shares of common stock which we valued at $240,000 to Midsummer as payment liquidated damages and as consideration for Midsummer consenting to the sale of the $7.0 million note to Laurus.

The amended Midsummer Debenture matures in May 2006 and bears an interest rate of 9% per annum. Interest only payments, payable, at our option, in cash or shares of common stock, are payable on a monthly basis. The amended Midsummer Debenture is convertible into shares of our common stock at a conversion price of $0.56 per share, subject to adjustment if we offer or sell any securities for an effective per share price that is less than 87% of the then current conversion price, negatively restate any of our financial statement or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections. If certain conditions are met, we have the option to redeem the amended Midsummer Debenture at 100% of its face value, plus accrued but unpaid interest. Triggering events have occurred and we are currently in discussions with Midsummer concerning an adjustment of current conversion price.

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

For a period of six (6) months from the Effective Date, the Purchasers have a right of first refusal to participate in certain future financings by us involving the sale of our common stock or equivalent securities. The Purchasers were also granted registration rights under a Registration Rights Agreement dated March 15, 2004, pursuant to which we were required to file a registration statement respecting the common stock issuable upon the conversion of the debentures and exercise of the warrants within thirty (30) days after March 15, 2004, and to use best efforts to have the registration statement declared effective at the earliest date. If a registration statement was not filed within such thirty (30) day period or declared effective within such ninety (90) day period (or within one hundred twenty (120) days in the event of a full review by the SEC), we became obligated to pay liquidated damages to the Purchasers equal to 2% per month of each such Purchasers' subscription amount under the Purchase Agreement plus the value of any warrants issued pursuant to the Purchase Agreement then held by such Purchaser. The registration statement was not filed as of July 31, 2004; therefore, liquidated damages in the amount of $201,000 in liquidated damages have been recorded and paid in full in July 2004.

In accordance with generally accepted accounting principles, the difference between the original conversion price of $1.32 and our stock price of the date of issuance of the Omicron Debenture amounted to $155,000 and was being amortized over the term of the debt. A total of $21,000 had been amortized during the period from the date of issuance to the date the debt was repaid. Upon repayment of the Omicron Debenture, the remaining balance of $134,000 was expensed.

The difference between the original conversion price of $1.32 and our stock price of the date of issuance of the Midsummer Debenture amounted to $110,000 and is being amortized over the term of the debt. A total of $28,000 had been amortized during the period from the date of issuance through September 30, 2004.

We allocated the proceeds received from convertible debt with detachable warrants using the relative fair market value of the individual elements at the time of issuance and amortize the change over the term of the debt. The amount allocated to the warrants issued to Omicron was $420,000. A total of $57,000 had been amortized during the period from the issuance to the date the note was repaid. Upon repayment of the Omicron Debenture, the remaining balance of $363,000 was expensed. The amount allocated to the warrants issued to Midsummer was $300,000. A total of $75,000 had been amortized during the period from the date of issuance through September 30, 2004.

The outstanding balance of Midsummer Debenture, including accrued interest, is $1.2 million at October 31, 2004.

INTUIT

In connection with the RTI acquisition in June 2004, we issued a promissory note to Intuit for $0.5 million ("Intuit Note"). The Intuit Note is due on June 1, 2006 and payable in monthly installments of $4,000 from June 1, 2004 through December 1, 2004, increasing to $30,000 from January 1, 2005. The Intuit Note earns interest at a rate of 6.5% per annum. The balance of the Intuit Note including accrued interest is $0.5 million at October 31, 2004.

RTI NOTEHOLDERS

In connection with the RTI acquisition in June 2004, we assumed RTI's obligations on notes payable totaling $1.8 million and issued additional $0.5 million to the holders of these notes. These notes are secured by common stock of our subsidiary IP Retail Technology International, Inc., formerly known as IPI Merger Sub II, Inc. ("IP RTI"). The notes are due on May 31, 2005 and payable in monthly installments in aggregate of $197,000 commencing May 31, 2004. These notes earn interest at a rate of 6.5% per annum. The balance of these notes, including accrued interest, is $1.4 million at October 31, 2004.

TOMCZAK/BOONE

In connection with the RTI acquisition in June 2004, we issued promissory notes to RTI's two principals, Michael Tomczak and Jeffrey Boone, totaling $2.6 million ("Officers Notes"). The Officers Notes are due on June 1, 2006 and payable in monthly installments in aggregate of $20,000 from June 1, 2004 through May 1, 2005, increasing to $200,000 from June 1, 2005. The Officers Notes earn interest at a rate of 6.5% per annum. The balance of the Officers Notes is $2.5 million at October 31, 2004.

LAURUS

Pursuant to a Securities Purchase Agreement dated July 12, 2004, we sold and issued to Laurus a secured convertible term note ("Laurus Note") for gross proceeds of $7.0 million. In addition, we issued to Laurus a warrant to purchase up to 3,750,000 shares of our common stock at a price of $0.71 per share ("Laurus Warrant"). Our obligations under the Laurus Note are secured by all of our assets. All our wholly owned subsidiaries guarantied our obligations under the Laurus Note. We also pledged all of our interests in the outstanding stock of our subsidiaries as security for our obligations under the Laurus Note.

The Laurus Note would have originally matured on September 1, 2004; however, the maturity of the Laurus Note was automatically extended to July 12, 2007 ("Maturity Date") upon the filing of an amendment to our Certificate of Incorporation to effect the increase with the Secretary of State of Delaware on August 31, 2004.

We would have been obligated to make monthly payments of $212,000 commencing August 1, 2004. In August 2004, Laurus agreed to defer the August 1, 2004 payment until the Maturity Date.

In October 2004, Laurus agreed to amend the Laurus Note and defer the payments due in September 2004 through February 2005 until the Maturity Date. Pursuant to the amendment, we are required to make monthly payments in the amount of $212,121 commencing on March 1, 2005 with a balloon payment of $1.1 million in July 2007. We also issued Laurus a warrant to purchase 250,000 shares of our common stock at a price of $0.41 per share ("October '04 Laurus Warrant").

The Laurus Note accrues interest at a rate per annum (the "Interest Rate") equal to the "prime rate" (4.75% as of October 31, 2004) published in The Wall Street Journal from time to time, plus two percent. Interest under the Laurus Note is payable monthly in arrears commencing on August 1, 2004. The Interest Rate is calculated on the last day of each month (the "Determination Date") and is subject to adjustment as follows: (1) if the shares issuable upon conversion of the Laurus Note or exercise of the Laurus Warrant have been registered with the U.S. Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (the "Securities Act") and the market price of our common stock for the five trading days immediately preceding the Determination Date exceeds the then applicable conversion price for the Laurus Note by at least 25%, then the Interest Rate for the succeeding calendar month shall be reduced by 2% for each incremental 25% increase over the then applicable conversion price or (2) if all of the conditions set forth in subparagraph (1) have been satisfied, except that the shares issuable upon conversion of the Laurus Note or exercise of Laurus Warrant have not been registered, then the Interest Rate for the succeeding calendar month shall be reduced by 1% for each incremental 25% increase over the then applicable conversion price. The initial conversion price under the Laurus Note is $0.56 per share, subject to adjustment upon our issuance of securities at a price per share below the fixed conversion price, a stock split or combination, declaration of a dividend on our common stock or reclassification of our common stock. We have the option to redeem the Laurus Note by paying Laurus 125% of the principal amount due under the Laurus Note together with all accrued and unpaid interest. Pursuant to the Amendment No.1 to the Laurus Note, the conversion price for $2.0 million of the $7.0 million Laurus Note was reduced to $0.37 per share.

The Laurus Warrant and the October '04 Laurus Warrant (collectively "Laurus Warrants") are immediately exercisable and has a seven year term. We have the right to require exercise of the Laurus Warrants in whole or in part if: (1) all of our obligations under the Laurus Note have been irrevocably paid in full, (2) the common stock underlying the Laurus Warrants has been registered on a registration statement declared effective by the SEC, and such registration statement remains effective, and (3) the average closing price of our common stock for the ten (10) trading days immediately prior to the proposed date of the mandatory exercise of the Laurus Warrants is greater than three hundred percent (300%) of the then applicable exercise price.

We were obligated to file a registration statement on Form S-3 (or if Form S-3 is not available another appropriate form) (the "Registration Statement") registering the shares of our common stock issuable upon conversion of the Laurus Note or exercise of the Laurus Warrants (the "Underlying Shares") pursuant to the Registration Rights Agreement between us and Laurus (the "Registration Rights Agreement"). We filed the Registration Statement on September 10, 2004 (the "Filing Date") and are required to have the Registration Statement declared effective by the SEC no later than 120 days after it is filed (the "Effectiveness Date"). If the Registration Statement is not declared effective by the Effectiveness Date, ceases to be effective for more than 30 days in any calendar year or 10 consecutive calendar days or if our common stock is not listed or traded or is suspended from trading for three consecutive trading days, we are required to pay Laurus liquidated damages equal to 2% of original principal balance on the Laurus Note for each 30 day period (with partial periods prorated) that such event continues. We are obligated to keep the Registration Statement effective until the earlier of when (1) all of the Underlying Shares have been sold or (2) such time as all of the Underlying Shares can be sold without registration or volume restrictions under Rule 144(k) of the Securities Act (the "Effectiveness Period"). If there is not an effective Registration Statement covering the Underlying Shares at any time during the Effectiveness Period and we propose to file a registration statement for our own account or the account of others, we will be obligated to include the Underlying Shares on that registration statement.

In accordance with generally accepted accounting principles, the difference between the conversion price of $0.56 and our stock price on the date of issuance of the Laurus Note amounted to $281,000 and is being amortized over the term of the debt. A total of $20,000 had been amortized during the period from the date of issuance through September 30, 2004.

We also allocated the proceeds received from the Laurus Note with detachable warrant using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the Laurus Warrant was $531,000 and is being amortized over the term of the Laurus Note. A total of $36,000 had been amortized during the period from the date of issuance through September 30, 2004.

In connection with the amendment in October 2004, we will compute the difference between the conversion price of $0.37 for the first $2.0 million of the Laurus Note and our stock price on the date of issuance of the Laurus Note and will amortize the difference over the term of the Laurus Note. We will also allocate the proceeds received from the Laurus Note using the relative fair market value of the individual elements at the time of issuance and will amortize the change over the term of the Laurus Note.

The balance of the Laurus Note, including accrued interest, is $7.0 million at July 31, 2004.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations, including purchase commitments at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                  Payment due by period
                                                                  ---------------------
Contractual Cash Obligations                        Total      Less than 1      1-3 years      3-5 years    Thereafter
----------------------------                        -----      -----------      ---------      ---------    ----------
                                                                   year
                                                                   ----
                                                                          (in thousands)

Long-term debt obligations                        $  14,258    $     5,942      $   8,316             --            --

Capital lease obligations                               195            177             18             --            --

Operating leases                                     10,056          1,877          2,104      $   1,875     $   4,200

Purchase obligations                                  1,265          1,265             --             --            --
                                                  ---------    -----------      ---------      ---------     ---------

   Total contractual cash obligations             $  25,774    $     9,261      $  10,438      $   1,875     $   4,200
                                                  =========    ===========      =========      =========     =========

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

         We license software under non-cancelable agreements and provide related services, including consulting, training, customization of software and customer support. We recognize revenue in accordance with Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", updated by SAB's 103 and 104, "Update of Codification of Staff Accounting Bulletins", and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

         Software license revenue, including third party license revenues or partner products, is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. We can establish vendor specific objective evidence ("VSOE") for all elements and not just undeliverable elements. The undeliverable elements are primarily training, consulting and maintenance services. VSOE of fair value for training and consulting services is based upon hourly rates charges when those services are sold separately. VSOE of fair value for maintenance is the price the customer will be required to pay when it is sold separately (that is the renewal rate). In addition, if a software license contains contingencies, such as specific customer acceptance criteria, right of return or a cancellation right, the software revenue is recognized upon the later of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for our software licenses are due in installments within twelve months from the date of delivery. Where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Deferred revenue consists primarily of prepaid maintenance, support revenues, prepaid services revenue and deferred licenses.

         Consulting services are separately priced, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Consulting services, which include project management, system planning, design and implementation, customer configurations, and training are billed on both an hourly basis and under fixed price contracts. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under most fixed price contracts, consulting services revenue is recognized using the percentage of completion method of accounting by relating hours incurred to date to total estimated hours at completion. In instances where our fixed price contracts require the achievement of certain milestones, the milestones are agreed with the customer and revenues are recognized only when the milestones are delivered and accepted by the customer.

         Customization of software is billed on both an hourly basis and under fixed price contracts. Customization services billed on an hourly basis are recognized as the work is performed. Under most fixed price contracts, customization services revenue is recognized using the percentage of completion method of accounting by relating hours incurred to date to total estimated hours at completion. In instances where our fixed price contracts require the achievement of certain milestones, the milestones are agreed with the customer and revenues are recognized only when the milestones are delivered and accepted by the customer.

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

    o ACCOUNTS RECEIVABLE. We typically extend credit to our customers. Software licenses are generally due in installments within twelve months from the date of delivery. Billings for customer support and consulting services performed on a time and material basis are due upon receipt. From time to time software and consulting services are provided under fixed price contracts where the revenue is only recognized and the payments are only due upon customer acceptance and the achievement of certain milestones. Management estimates the probability of collection of the receivable balances and provides an allowance for doubtful accounts based upon an evaluation of our customers' ability to pay and general economic conditions.

    o VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We do not amortize goodwill, but instead test goodwill for impairment on an annual basis or more frequently if certain events occur. Goodwill is to be measured for impairment by reporting units, which currently consist of our operating segments. At each impairment test for a business unit, we are required to compare the carrying value of the business unit to the fair value of the business unit. If the fair value exceeds the carrying value, goodwill will not be considered impaired. If the fair value is less than the carrying value, we will perform a second test comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The difference, if any, between the carrying amount of that goodwill and the implied fair value will be recognized as an impairment loss, and the carrying amount of the associated goodwill will be reduced to its implied fair value. These tests require us to make estimates and assumptions concerning prices for similar assets and liabilities, if available, or estimates and assumptions for other appropriate valuation techniques.

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

BUSINESS RISKS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN OUR FORM 10-K/A FOR THE YEAR ENDED MARCH 31, 2004 AND FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2004. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THOSE DESCRIBED BELOW, RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS COULD BE HARMED, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. SEE THE NOTE REGARDING FORWARD-LOOKING STATEMENTS INCLUDED AT THE BEGINNING OF ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THIS FORM 10-Q.

WE INCURRED LOSSES FOR FISCAL YEARS 2004, 2003 AND 2002.

We incurred losses of $8.9 million, $2.7 million and $14.7 million in the fiscal years ended March 31, 2004, 2003, and 2002 respectively. The losses in the past three years have generally been due to difficulties completing sales for new application software licenses, the resulting change in sales mix toward lower margin services, and debt service expenses. We will need to generate additional revenue to achieve profitability in future periods. If we are unable to achieve profitability, or maintain profitability if achieved, our business and stock price may be adversely effected and we may be unable to continue operations at current levels, if at all.

WE HAD NEGATIVE WORKING CAPITAL AT SEPTEMBER 30, 2004 AND IN THE PRIOR FISCAL YEAR, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

At September 30, 2004 and March 31, 2004, we had negative working capital of $7.8 million and $0.8 million, respectively. We have had difficulty meeting operating expenses, including interest payments on debt, lease payments and supplier obligations. We have at times deferred payroll for our executive officers, and borrowed from related parties to meet payroll obligations. We have extended payment terms with our trade creditors wherever possible.

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

OUR REVENUES HAVE DECLINED IN RECENT FISCAL YEARS. WE EXPERIENCED A SUBSTANTIAL DECREASE IN APPLICATION SOFTWARE LICENSE SALES. OUR GROWTH AND PROFITABILITY IS DEPENDENT ON THE SALE OF HIGHER MARGIN LICENSES.

Our revenues decreased by 20% in the fiscal year ended March 31, 2004, compared to the fiscal year ended March 31, 2003. Our revenues decreased by 16% in the fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002. We experienced a substantial decrease in application license software sales in fiscal year 2004 and 2003, which typically carry a much higher margin than other revenue sources. We must improve new application license sales to become profitable. We have taken steps to refocus our sales strategy on core historic competencies, but our typically long sales cycles make it difficult to evaluate whether and when sales will improve. We cannot be sure that the decline in sales has not been due to factors which might continue to negatively affect sales.

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

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, which are outside of our control including the size and timing of orders, the general health of the retail industry, the length of our sales cycles and technological changes. If revenue declines in a quarter, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, application development and general and administrative expenses do not change significantly with variations in revenue in a quarter. It is likely that in some future quarter our revenues or operating results will be below the expectations of public market analysts or investors. If that happens, our stock price will likely decline.

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

OUR DEBT COULD ADVERSELY AFFECT US.

As of October 31, 2004, our debt, including any accrued interest, is as follows:

    o $1.2 million in convertible debenture issued in March 2004 to Midsummer Investment, Ltd. due in full in May 2006, with monthly redemptions to commence in September 2004.

    o $0.5 million in promissory note issued in June 2004 to Intuit Inc. due in full on June 1, 2006, payable in monthly installments.

    o $1.4 million in promissory notes issued in June 2004 to RTI's noteholders due on May 1, 2005, payable in monthly installments.

    o $2.5 million in promissory notes issued in June 2004 to Michael Tomczak and Jeffrey Boone due on June 1, 2006, payable in monthly installments.

    o $7.0 million in a secured convertible term note issued to Laurus in July 2004, matures on July 12, 2007.

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

    o    pay our debts outstanding as set forth above;

    o    support unanticipated capital requirements;

    o    take advantage of acquisition or expansion opportunities;

    o    continue our current development efforts;

    o    develop new applications or services; or

    o    address working capital needs.

Our future capital requirements depend on many factors including our application development and sales and marketing activities. We do not know whether additional financing will be available when needed, or available on terms acceptable to us. If we cannot raise needed funds for the above purposes on acceptable terms, we may be forced to curtail some or all of the above activities and we may not be able to grow our business or respond to competitive pressures or unanticipated developments.

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 87% of our total assets as of September 30, 2004. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline. Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 81%, 17 % and 2% of our revenues were in the Americas, Europe and Asia, respectively, in the six months ended September 30, 2004. Approximately 87%, 13% and 0% of our revenues were in the Americas, Europe and Asia, respectively, in the six months ended September 30, 2003. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

HISTORICALLY WE HAVE BEEN DEPENDENT ON A SMALL NUMBER OF CUSTOMERS FOR A SIGNIFICANT AMOUNT OF OUR BUSINESS.

Gabriel Brothers, Inc. and Charming Shoppes of Delaware, Inc. accounted for 6% each of our consolidated revenues in the six months ended September 30, 2004. Toys accounted for 18% in the six months ended September 30, 2003.

IF WE LOSE THE SERVICES OF ANY MEMBER OF OUR SENIOR MANAGEMENT OR KEY TECHNICAL AND SALES PERSONNEL, OR IF WE ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED.

We are heavily dependent on our President, Chief Operating Officer and Director, Michael Tomczak, and our Chief Technology Officer, Jeffrey Boone. We are also heavily dependent on our former Chairman, Barry Schechter, who remains a consultant to us. We also believe our future success will depend largely upon our ability to attract and retain highly-skilled software programmers, managers, and sales and marketing personnel. Competition for personnel is intense, particularly in international markets. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We compete against numerous companies, including larger, more established companies, for our personnel. We may not be successful in attracting or retaining skilled sales, technical and managerial personnel. The loss of key employees or our inability to attract and retain other qualified employees could negatively affect our financial performance and cause our stock price to decline.

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

Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspects of our intellectual property. Our intellectual property includes our trademarks, trade secrets, copyrights and other proprietary information. Our efforts to protect our intellectual property may not be successful. Effective copyright and trade secret protection may be unavailable or limited in some foreign countries. We hold only one patent. Consequently, others may develop, market and sell applications substantially equivalent to ours or utilize technologies similar to those used by us, so long as they do not directly copy our applications or otherwise infringe our intellectual property rights.

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

The Sage Group beneficially owns approximately 34.3 % of our outstanding common stock, including shares the Sage Group has the right to acquire upon conversion of its Series A Preferred and exercise of its outstanding options. Although the Series A Preferred is non-voting as to most matters and is redeemable by us, if the Sage Group converts its Series A Preferred to common stock, it may have effective control over all matters affecting us, including:

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

WE HAVE NEVER PAID A DIVIDEND ON OUR COMMON STOCK NOR DO WE INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

We have not previously paid any cash or other dividend on our common stock. We anticipate that we will use our earnings and cash flow for repayment of indebtedness, to support our operations, and for future growth, and we do not have any plans to pay dividends in the foreseeable future. Holders of our Series A Preferred are entitled to dividends in preference and priority to common stockholders. Future equity financing(s) may further restrict our ability to pay dividends.

THE TERMS OF OUR PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. We issued 141,000 shares of Series A Preferred in May 2002. Our board of directors may determine the terms of subsequent series of preferred stock without further action by our stockholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. We are actively seeking capital, and some of the arrangements we are considering may involve the issuance of preferred stock.

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

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future have exercise prices at below the market price of our stock. We currently have outstanding options and warrants for 34,858,451 shares. Of these options and warrants, as of October 31, 2004, 29,955,484 have exercise prices above the recent market price of $0.35 per share, and 4,902,967 have exercise prices at or below that recent market price. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

Our existing stock option plan currently has approximately 6,619,500 shares available for issuance as of October 31, 2004. Future options issued under the plan may have further dilutive effects.

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

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE OUR OPERATIONS WITH PAGE DIGITAL OR RTI OR REALIZE ALL OF THE ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

On January 30, 2004, we acquired Page Digital and on June 1, 2004, we acquired RTI.(see "Recent Transactions" below). These acquisitions involve integrating two companies that previously operated independently. These integrations may be complex, costly and time-consuming processes. The difficulties of combining these companies' operations include, among other things:

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

BUSINESS RISKS FACED BY PAGE DIGITAL COULD DISADVANTAGE OUR BUSINESS.

Page Digital is a developer of multi-channel commerce software and faces several business risks that could disadvantage our business. These risks include many of the risks that we face, described above, as well as:

        o LONG AND VARIABLE SALES CYCLES MAKE IT DIFFICULT TO PREDICT OPERATING RESULTS - Historically, the period between initial contact with a prospective customer and the licensing of Page Digital's products has ranged from one to twelve months. Page Digital's average sales cycle is currently three months. The licensing of Page Digital's products is often an enterprise wide decision by customers that involves a significant commitment of resources by Page Digital and its prospective customer. Customers generally consider a wide range of issues before committing to purchase Page Digital's products, including product benefits, cost and time of implementation, ability to operate with existing and future computer systems, ability to accommodate increased transaction volume and product reliability. As a part of the sales process, Page Digital spends a significant amount of resources informing prospective customers about the use and benefits of Page Digital products, which may not result in a sale, therefore increasing operating expenses. As a result of this sales cycle, Page Digital's revenues are unpredictable and could vary significantly from quarter to quarter causing our operating results to vary significantly.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 19% and 18% of our total revenues were denominated in currencies other than the U.S. dollar for the three months ended September 30, 2004 and 2003, respectively. Approximately 19% and 13% of our total revenues were denominated in currencies other than the U.S. dollar for the six months ended September 30, 2004 and 2003, respectively.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as discussed in the footnotes to our interim financial statements (see
Note 15), we are not involved in any material legal proceedings, other than ordinary routine litigation proceedings incidental to our business, none of which are expected to have a material adverse effect on our financial position or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in existing or other matters may arise from time to time which may harm our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2004, we issued:

    o In July 2004, 600,000 shares of common stock, with a fair value of $240,000, to Midsummer as payment for liquidated damages and as consideration for its consent to the sale of the Laurus Note,
    o In August 2004, an aggregate of 7,551,696 shares of common stock, with a fair value of $5,709,000, to Michael Tomczak, our President and COO, and Jeffrey Boone, our CTO, upon conversion of all of 2,517,232 shares of Series B Preferred Stock,
    o In July 2004, a warrant to Laurus to purchase up to 3,750,000 shares of our common stock at an exercise price of $0.71 in connection with the sale of the Laurus Note, and
    o In September 2004, a warrant to purchase up to 220,000 shares of common stock, with a fair value of $37,000, at an exercise price of $0.50 per share to a consultant for public relation services, and

The foregoing securities were offered and sold without registration under the Securities Act of 1933 to sophisticated investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under such Act and Regulation D thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 Annual Meeting of Stockholders was held on August 11, 2004 at our corporate headquarters at 19800 MacArthur Boulevard, Suite 1200, Irvine, California 92612. Five proposals were voted on at the Annual Meeting and the results of the voting are as follows:

     1. To elect five directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified. The Director nominees received the following votes:

                 Nominees              For           Against        Abstain
                 --------              ---           -------        -------
             Michael Silverman      24,339,577       871,567        117,531
              Michael Tomczak       24,851,443       359,701        117,531
             Donald Radcliffe       25,149,875        62,269        116,531
               Lawrence Page        24,413,689       797,889        117,097
                Ian Bonner          24,417,339       793,805        117,531

     2. To amend and restate our Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 to 250,000,000. The measure passed with 53,556,200 votes for, 3,200,128 votes against and 86,027 votes abstained.

     3. To adopt the 2004 Equity Incentive Plan ("2004 Plan"). The measure passed with 24,015,851 votes for, 1,224,767 votes against and 88,057 votes abstained.

     4. To ratify the sale and issuance of a Secured Convertible Term Note and accompanying warrant to purchase shares of common stock to Laurus for $7,000,000. The measure passed with 24,649,944 votes for, 636,362 votes against and 42,369 votes abstained.

     5. To ratify the appointment of Singer Lewak Greenbaum & Goldstein LLP as our independent public accountants for the fiscal year ended March 31, 2005. The measure passed with 25,227,197 votes for, 48,771 votes against and 52,707 votes abstained.

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

2.16 Amendment No. 1 to the 9% Convertible Debenture, Due May 16, 2006 Issued to Midsummer Investment, Ltd. and Waiver dated July 30, 2004 by and among the Company and Midsummer Investments, Ltd. (included herewith).

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

4.7 Security Agreement as of June 1, 2004 between Island Pacific, Inc., IPI Merger Sub II, Inc., Retail Technologies International, Inc., and Nathaniel F. Jessup, an individual, Kathleen M. Leacox, an individual, and Glenn Swenson, an individual, the Lumsden Real Estate Defined Benefit Plan, Mace and Shirley Lumsden as co-trustees of the Mace Lumsden and S.K. Lumsden Trust of January 19, 1995, and Merry Youle, an individual (individually, a "Secured Party), and collectively, the "Secured Parties"), incorporated by reference to exhibit 4.7 to the Company's Form 10-Q filed on August 12, 2004.

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

4.13 Registration Rights Agreement dated July 12, 2004 between Island Pacific, Inc. and Laurus Master Fund, Ltd., incorporated by reference to exhibit 4.4 of the Company's Form 8-k filed on July 21, 2004.

4.14 Amendment No. 1 to the 9% Convertible Debenture, Due May 15, 2006 Issued to Midsummer and Waiver dated July 30, 2004.

4.15 Amended and Restated Secured Convertible Term Note dated October 29, 2004 issued by Island Pacific, Inc. in favor of Laurus Master Fund, Ltd., incorporated by reference to exhibit 4.1 of the Company's Form 8-k filed on November 2, 2004.

4.16 Common Stock Purchase Warrant dated October 29, 2004 issued by Island Pacific, Inc., incorporated by reference to exhibit 4.2 of the Company's Form 8-k filed on November 2, 2004.

4.17 Amended and Restated Registration Rights Agreement dated October 29, 2004 between Island Pacific, Inc. and Laurus Master Fund, Ltd., incorporated by reference to exhibit 4.3 of the Company's Form 8-k filed on November 2, 2004.

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

10.21 Fifth Amendment to Amendment Agreement between the Company, Koyah Leverage Partners, Koyah Partners, L.P., and Raven Partners, L.P. dated June 27, 2003, incorporated by reference to exhibit 10.21 to the Company's Form 10-K filed on June 29, 2004.

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

10.28 Termination Agreement between the Company and Toys "R" Us, Inc. dated November 13, 2003, incorporated by reference to exhibit 10.28 to the Company's Form 10-K filed on June 29, 2004.

10.29 Option Agreement between Softline Ltd. and Steven Beck, as trustee of a certain management group of Island Pacific, Inc., incorporated by reference to exhibit 10.29 to the Company's Form 10-K filed on June 29, 2004.

10.30 Employment Agreement dated January 30, 2004 by and between Island Pacific, Inc. and Larry Page, incorporated by reference to exhibit
           10.30 to the Company's Form 10-K filed on June 29, 2004.

10.31 Employment Agreement dated January 30, 2004 by and between Island Pacific, Inc. and David Joseph, incorporated by reference to exhibit
           10.31 to the Company's Form 10-K filed on June 29, 2004.

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

10.34 Option Agreement dated September 3, 2003 by and between SVI Solutions, Inc. and Harvey Braun, incorporated by reference to exhibit 10.34 to the Company's Form 10-K filed on June 29, 2004.

10.35 Option Agreement dated September 3, 2003 by and between SVI Solutions, Inc. and Steven Beck, incorporated by reference to exhibit
           10.35 to the Company's Form 10-K filed on June 29, 2004.

10.36 Retail Pro Software License Agreement by and between Retail Technologies International, Inc. and Intuit Inc. dated December 6, 2002 (included herewith).

10.37 Summary of loan transactions between the Company and World Wide Business Centres, incorporated by reference to exhibit 10.12 to the Company's form 10-K for fiscal year ended March 31, 2002.

10.38 Master Security Agreement between Island Pacific, Inc., Page Digital Incorporated, IPI Merger Sub II, Inc., Sabica Ventures, Inc. and Laurus Master Fund, Ltd. dated July 12, 2004, incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on July 21, 2004.

10.39 Subsidiary Guaranty executed by Page Digital Incorporated, IPI Merger Sub II, Inc. and Sabica Ventures, Inc., incorporated by reference to exhibit 10.2 to the Company's Form 8-K filed on July 21, 2004.

10.40 Stock Pledge Agreement dated July 12, 2004 between Island Pacific, Inc. and Laurus Master Fund, Ltd., incorporated by reference to exhibit 10.2 to the Company's Form 8-K filed on July 21, 2004.

10.41 Separation Agreement and General Release of Claims between Island Pacific, Inc. and Steven Beck dated July 29, 2004, incorporated by reference to exhibit 10.42 to the Company's Form 10-Q filed on August 12, 2004.

10.42 Severance and Release Agreement between Island Pacific, Inc. and Harvey Braun dated October 28, 2004 (included herewith).

14.1       Code of Ethics and Business Conduct, incorporated by reference to exhibit 10.36 to the Company's Form 10-K filed on June 29, 2004.

31.1       Rule 13a-14(a) Certification of Chief Executive Officer

31.2       Rule 13a-14(a) Certification of Chief Financial Officer

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K

On July 21, 2004, we filed a Form 8-K dated July 1, 2004 disclosing as Item 5 the sale of secured convertible term note for a gross proceed of $7.0 million.

On August 5, we filed a Form 8-K/A dated June 1, 2004 disclosing as Item 7 financials statements and exhibits related to the acquisition of Retail Technologies International, Inc.

On August 16, 2004, we filed a Form 8-K dated August 11, 2004 disclosing as Item 5 the adjournment of our Annual Stockholders' meeting until August 27, 2004 to provide us additional time to secure sufficient votes to authorize the increase to its authorized common stock from 100,000,000 to 250,000,000 shares.

On August 27, 2004, we filed a Form 8-K dated August 27, 2004 disclosing as Item 5 the conclusion of our Annual Meeting.

On October 7, 2004, we filed a Form 8-K dated September 30, 2004 disclosing as
Item 5.02 the departure of Larry Page as our Executive Vice President of Special Projects.

On October 28, 2004, we filed a Form 8-K dated October 25, 2004 disclosing as
Item 4.02 the restatements of financial statements for the fiscal years ended March 31, 2004 and March 31, 2003 and our quarterly financial statements for the second and third quarters of the fiscal year ending March 31, 2003, the first, second and third quarters of the fiscal year ending March 31, 2004 and the first quarter of the fiscal year ending March 31, 2005.

On November 2, 2004, we filed a Form 8-K dated October 29, 2004 disclosing as
Item 3.03 the Amended and Restated Secured Convertible Term Note, an Amended and Restated Registration Rights Agreement and Common Stock Purchase Warrant Agreement with Laurus Master Fund, Ltd.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Island Pacific, Inc.
                                         Registrant

                                         /S/ Ran Furman
                                         --------------------------
Date: November 15, 2004                  Ran Furman
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)

                                         Signing on behalf of the registrant