Form 10-Q/A
period 2002-09-30
ISLAND PACIFIC INC
filed 2004-11-16
CIK 866535

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

                            EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is an amendment to the Form 10-Q filed by the Company on November 19, 2002 for the quarter ended September 30, 2002.

This quarterly report on Form 10-Q/A is being filed to reflect the restatement of the Company's Condensed Consolidated Financial Statements (the
"Restatement"). The Restatement reflects the following:

1. Separately present revenues earned from product and services revenues and related cost of revenues,

2. Reclassification of amortization of purchased and capitalized software to cost of revenues, and

3. Recognition of unamortized balance of debt discount and beneficial conversion interest related to a convertible note payable as interest expense.

The Company will not file an amended Form 10-K/A for the year ended March 31, 2003 due to the immateriality of adjustments. However, certain disclosures that relate to and appear in Form 10-K/A for the year ended March 31, 2003 have been updated in the restated filings.


THIS REPORT DOES NOT OTHERWISE ATTEMPT TO UPDATE THE INFORMATION PROVIDED HEREIN BEYOND THE ORIGINAL FILING DATE.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I. - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of September
          30, 2002 (Unaudited) (Restated) and March 31, 2002 (Audited) ........3

          Condensed Consolidated Statements of Operations for
          the Three And Six Months Ended September 30, 2002 (Restated)
          and 2001(Unaudited) .................................................4

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended September 30, 2002 (Restated) and 2001
          (Unaudited) .........................................................5

          Notes to Condensed Consolidated Financial Statements ................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........32

Item 4.   Controls and Procedures.............................................32

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................33

Item 2.   Changes in Securities and Use of Proceeds...........................34

Item 4.   Submission of Matters to a Vote of Security Holders.................34

Item 6.   Exhibits and Reports on Form 8-K....................................35

SIGNATURES....................................................................36

FORM 10-Q CERTIFICATIONS......................................................37

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                        SEPTEMBER 30,  MARCH 31,
                                                             2002        2002
                                                           ---------   ---------
                                                         (unaudited)   (audited)
                                                       (As restated -
                                                         See Note 13)
ASSETS
Current assets:
   Cash and cash equivalents                               $    124    $  1,309
   Accounts receivable, net                                   1,550       1,946
   Other receivables, including $9 and $31
    from related parties, respectively                          234         255
   Inventories                                                  119         126
   Current portion of non-compete agreements                    917         917
   Prepaid expenses and other current assets                    169         150
                                                           ---------   ---------
       Total current assets                                   3,113       4,703

Property and equipment, net                                     496         641
Purchased and capitalized software, net                      16,416      17,612
Goodwill, net                                                14,795      15,422
Non-compete agreements, net                                   1,126       1,585
Other assets                                                     58          42
                                                           ---------   ---------
       Total assets                                        $ 36,004    $ 40,005
                                                           =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Demand loans due to stockholders                        $    438    $    618
   Current portion of term loan                               7,269         435
   Accounts payable                                           2,262       1,497
   Accrued expenses                                           3,554       3,864
   Deferred revenue                                           1,833       3,528
   Income tax payable                                            --          98
                                                           ---------   ---------
       Total current liabilities                             15,356      10,040

Term loan refinanced in July 2002                                --       6,472
Convertible notes due to stockholders                         1,271       1,421
Other long-term liabilities                                     104         120
                                                           ---------   ---------
       Total liabilities                                     16,731      18,053
                                                           ---------   ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.0001 par value;
   5,000,000 shares authorized; Series A
    Convertible Preferred, 7.2% cumulative
     141,100 shares authorized and
     outstanding with a stated value of
     $100 per share, dividends in arrears of
     $761 and $254, respectively                             14,100      14,100
   Committed common stock, 2,500,000 shares                   1,383          --
   Common stock, $.0001 par value; 100,000,000
    shares authorized; 39,686,727 and
    38,993,609 shares issued; and 28,986,727
    and 28,293,609 shares outstanding                             4           4
   Additional paid in capital                                55,723      54,685
   Accumulated deficit                                      (42,756)    (37,772)
   Treasury stock, at cost; shares - 10,700,000              (8,906)     (8,580)
   Shares receivable                                           (275)       (485)
                                                           ---------   ---------
       Total stockholders' equity                            19,273      21,952
                                                           ---------   ---------

       Total liabilities and stockholders' equity          $ 36,004    $ 40,005
                                                           =========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                               SVI SOLUTIONS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (unaudited)

                                                   Three Months Ended        Six Months Ended
                                                        September 30,          September 30,
                                                     2002        2001        2002        2001
                                                   ---------   ---------   ---------   ---------
                                                (As restated -           (As restated -
                                                 See Note 13)             See Note 13)
Revenues:
  Product                                          $  2,383    $  3,405    $  4,935    $  5,405
  Services                                            1,822       4,561       4,591      10,070
                                                   ---------   ---------   ---------   ---------
    Total revenues                                    4,205       7,966       9,526      15,475

Cost of revenues
  Product                                             1,243       1,363       2,388       2,503
  Services                                            1,157       2,656       2,842       5,831
                                                   ---------    --------    --------   ---------
    Total cost of revenues                            2,400       4,019       5,230       8,334
                                                   ---------   ---------   ---------   ---------
    Gross profit                                      1,805       3,947       4,296       7,141

Expenses:
  Product development                                 1,343       1,263       2,244       1,752
  Depreciation and amortization                         315       1,057         631       1,950
  Selling, general and administrative                 2,190       3,783       4,452       7,693
                                                   ---------   ---------   ---------   ---------
    Total expenses                                    3,848       6,103       7,327      11,395
                                                   ---------   ---------   ---------   ---------

Loss from operations                                 (2,043)     (2,156)     (3,031)     (4,254)

Other income (expense):
  Interest income                                        --           5           1           5
  Other income (expense)                                 --         (28)          2         (34)
  Interest expense                                     (985)       (975)     (1,393)     (2,037)
  Gain (loss) on foreign currency transaction             4          (8)          7          10
                                                   ---------   ---------   ---------   ---------
    Total other expenses                               (981)     (1,006)     (1,383)     (2,056)
                                                   ---------   ---------   ---------   ---------

Loss before provision for income taxes               (3,024)     (3,162)     (4,414)     (6,310)

  Provision for income taxes (benefits)                 (57)         --         (57)         37
                                                   ---------   ---------   ---------   ---------
Loss before cumulative effect of a change
 in accounting principle                             (2,967)     (3,162)     (4,357)     (6,347)

  Cumulative effect of changing accounting
   principle - goodwill valuation under SFAS 142         --          --        (627)         --
                                                   ---------   ---------   ---------   ---------
Loss from continuing operations                      (2,967)     (3,162)     (4,984)     (6,347)

  Loss from discontinued Australian operations,
   net of applicable income taxes                        --        (426)         --        (755)
                                                   ---------   ---------   ---------   ---------
Net loss                                             (2,967)     (3,588)     (4,984)     (7,102)

  Cumulative preferred dividends                       (254)         --        (508)         --
                                                   ---------   ---------   ---------   ---------
Net loss available to common stockholders          $ (3,221)   $ (3,588)   $ (5,492)   $ (7,102)
                                                   =========   =========   =========   =========

Basic and diluted loss per share:
  Loss before cumulative effect of a change in
   accounting principle                            $  (0.10)   $  (0.08)   $  (0.15)   $  (0.17)
  Cumulative effect of a change in accounting
   principle - goodwill valuation under SFAS 142         --          --       (0.02)         --
                                                   ---------   ---------   ---------   ---------
  Loss from continuing operations                     (0.10)      (0.08)      (0.17)      (0.17)

  Loss from discontinued operations                      --       (0.01)         --       (0.02)
  Cumulative preferred dividends                      (0.01)         --       (0.02)         --
                                                   ---------   ---------   ---------   ---------
        Net loss available to common stockholders  $  (0.11)   $  (0.09)   $  (0.19)   $  (0.19)
                                                   =========   =========   =========   =========

Basic and diluted weighted-average common
  shares outstanding                                 28,855      37,931      28,685      37,907
                                                   =========   =========   =========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                4

                                 SVI SOLUTIONS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands and unaudited)
                                                                                  SIX MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                   2002       2001
                                                                                 --------   --------
                                                                               (As restated -
                                                                                See Note 13)
Cash flows from operating activities:
   Net loss                                                                      $(4,984)   $(7,102)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                 2,082      3,616
     Cumulative effect of a change in accounting principle - goodwill
       valuation under SFAS 142                                                      627         --
     Amortization of debt discount and conversion option                             879        517
     Gain on disposal of furniture and equipment                                      --         50
     Gain on foreign currency transactions                                            (7)       (10)
     Stock-based compensation                                                          8        518
     Common stock issued for services rendered                                        64         --
     Changes in deferred taxes                                                        --       (114)
   Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable and other receivables                                       417       (182)
     Inventories                                                                       7         36
     Prepaid expenses and other current assets                                       (34)      (102)
     Accounts payable and accrued expenses                                           348     (1,068)
     Accrued interest on stockholders' loans, convertible notes and term loan        465        915
     Deferred revenue                                                             (1,696)     1,419
     Income taxes payable                                                           (106)        --
                                                                                 --------   --------
Net cash used for operating activities                                            (1,930)    (1,507)
                                                                                 --------   --------

Cash flows from investing activities:
   Purchases of furniture and equipment                                              (26)      (223)
   Proceeds from disposals of furniture and equipment                                 --          7
   Capitalized software development costs                                           (255)        --
                                                                                 --------   --------
Net cash used for investing activities                                              (281)      (216)
                                                                                 --------   --------

Cash flows from financing activities:
   Payments on amounts due to stockholders, net                                     (287)      (243)
   Payments on line of credit                                                         --        (46)
   Payments on term loan                                                            (125)        --
   Proceeds from committed common stock                                            1,383      1,250
   Proceeds from short-term loan from related party                                  120         --
   Payments on short-term loan from related party                                    (70)        --
                                                                                 --------   --------
Net cash provided by financing activities                                          1,021        961
                                                                                 --------   --------

Effect of exchange rate changes on cash                                                5         21
                                                                                 --------   --------

Net decrease in cash and cash equivalents                                         (1,185)      (741)
Cash and cash equivalents, beginning of period                                     1,309      1,267
                                                                                 --------   --------
Cash and cash equivalents, end of period                                         $   124    $   526
                                                                                 ========   ========

Supplemental disclosure of cash flow information:
   Interest paid                                                                 $   246    $   437

Supplemental schedule of non-cash investing and financing activities:
    Issued 100,000 shares of common stock  for services in connection
        with an equity financing in December 2000                                $     4         --
    Issued 140,000 shares of common stock to pay for penalty for late
        effectiveness of the registration statement                              $    60         --
    Received 262,500 shares of common stock related to early termination
        of a service contract                                                    $   210         --
    Issued 568,380 and 105,232 shares of common stock as payments for bonuses,
        interest and services rendered in prior periods                          $   237    $   117

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  5

                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements (as restated) have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all the periods presented have been made.

Certain amounts in the prior period have been reclassified to conform to the presentation for the three and six months ended September 30, 2002. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in the Company's Form 10-K/A (as amended) for the year ended March 31, 2002.

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


NOTE 6 - COMMITED COMMON STOCK (AS RESTATED)


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

In accordance with generally accepted accounting principles, the difference between the conversion price of the note of $0.553 and the Company's stock price on the date of issuance of the notes amounted to $473,000 and was being amortized over the term of the note. A total of $151,000 had been amortized during the period from the date of issuance to the date the note was classified as equity. Upon classifying the note as equity at September 30, 2002, the remaining balance of $322,000 was expensed.

The Company has also allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was $406,000 and was being amortized over the term of the note. A total of $19,000 had been amortized during the period from the date of issuance to the date the note was classified as equity. Upon classifying the note as equity at September 30, 2002, the remaining balance of $386,000 was expensed.

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
                                                    ============  ============

NOTE 9 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA (AS RESTATED)

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


A summary of the revenues and operating income (loss) attributable to each of these business units and identifiable assets is as follows (in thousands):

                                               Quarter ended    Six months ended
                                                September 30,    September 30,
                                                    2002               2002
                                                   --------          --------
                                                         (As restated)
   Revenues:
        Island Pacific                             $ 3,528           $ 7,973
        SVI Store Solutions                            270               718
        SVI Training Products, Inc.                    407               835
                                                   --------          --------
             Consolidated revenues                 $ 4,205           $ 9,526
                                                   ========          ========

   Operating income (loss):
        Island Pacific                             $(1,039)          $(1,043)
        SVI Store Solutions                           (416)             (797)
        SVI Training Products, Inc.                     93               197
        Other (see below)                             (681)           (1,388)
                                                   --------          --------
             Consolidated operating loss           $(2,043)          $(3,031)
                                                   ========          ========

   Depreciation:
        Island Pacific                             $    50           $   100
        SVI Store Solutions                             13                26
        Other                                           23                47
                                                   --------          --------
             Consolidated depreciation             $    86           $   173
                                                   ========          ========

   Other operating loss:
        Depreciation                               $   (23)          $   (48)
        Administrative costs and other
         non-allocated expenses                       (658)           (1,340)
                                                   --------          --------
             Consolidated other operating loss     $  (681)          $(1,388)
                                                   ========          ========

                                                                September 30,
                                                                     2002
                                                                --------------
                                                                  (Restated)
    Identifiable assets:
        Island Pacific                                          $      30,634
        SVI Store Solutions                                             4,756
        SVI Training Products, Inc.                                       298
                                                                --------------
             Total                                              $      35,688
                                                                ==============
    Goodwill:
        Island Pacific                                          $      13,903
        SVI Store Solutions                                               892
        SVI Training Products, Inc.                                        --
                                                                --------------
             Total                                              $      14,795
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

The Company currently operates in the United States and the United Kingdom. Prior to February 2002, the Company also had operations in Australia. The following is a summary of local operations by geographic area (in thousands):

                                          Three Months Ended    Six Months Ended
                                            September 30,         September 30,
                                            2002       2001     2002      2001
                                          --------  --------  --------  --------
Revenues:
   United States                          $ 3,590   $ 6,820   $ 8,413   $13,811
   United Kingdom                             615     1,146     1,113     1,664
   Australia (discontinued operations)         --       818        --     1,538
                                          --------  --------  --------  --------
       Total revenues                     $ 4,205   $ 8,784   $ 9,526   $17,013
                                          ========  ========  ========  ========

                                              September 30,     March 31,
                                                  2002            2002
                                              ------------    ------------
Long-lived Assets:
   United States                              $    33,777     $    36,197
   United Kingdom                                      32              22
                                              ------------    ------------
       Total long-lived assets                $    33,809     $    36,219
                                              ============    ============

For the three months ended September 30, 2002 and 2001, revenues from one customer, Toys "R" Us, accounted for 25% and 44% of total revenues, respectively. For the six months ended September 30, 2002 and 2001, revenues from one customer, Toys "R" Us, accounted for 32% and 48% of total revenues, respectively.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the FASB issued the guidance of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. The Company adopted EITF 01-14 in its consolidated statement of operations beginning April 1, 2002 and its consolidated statement of operations for prior periods was reclassified to conform to the new presentation. The Company previously classified reimbursed out-of-pocket expenses as a reduction in cost of consulting services. The adoption of EITF 01-14 does not impact the Company's total gross profit or operating income, but it will increase revenues and cost of revenues and as a result reduce gross profit and operating margin percentages. Reimbursed expenses were $188,000 and $398,000 in the three and six months ended September 30, 2002, respectively. In addition, the Company has reclassified $365,000 and $744,000 in reimbursed expenses to revenues and costs of revenues in the consolidated statement of operations for the three and six months ended September 30, 2001, respectively.

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


NOTE 13 - RESTATEMENT

Subsequent to the issuance of our condensed consolidated financial statements for the three and six months ended September 30, 2002, our management determined that:

o The revenues and cost of revenues should be presented separately as product and services revenues and corresponding cost of revenues,

o The amortization of purchased and capitalized software should be reported as cost of revenues, and

o The unamortized balance of debt discount and beneficial conversion charge relating to a convertible note payable should be expensed as interest expense instead of taking to equity.

As a result, the condensed consolidated financial statements for the three and six-month periods ended September 30, 2002 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                                        As Previously   Restatement          As
                                                                           Reported     Adjustements      Restated    Reference
                                                                        ------------    ------------    ------------    -----
        At September 30, 2002:
                Additional paid-in capital                              $    55,015      $      708     $    55,723      [1]
                Accumulated deficit                                         (42,048)           (708)        (42,756)

        For the three-month period ended September 30, 2002:
                Cost of revenues                                        $     1,667      $      733     $     2,400      [2]
                Gross profit                                                  2,538            (733)          1,805
                Depreciation and amortization                                 1,048            (733)            315      [2]
                Total expenses                                                4,581            (733)          3,848
                Interest expense                                               (277)           (708)           (985)     [1]
                Net loss                                                     (2,259)           (708)         (2,967)
                Net loss available to common stockholders                    (2,513)           (708)         (3,221)
                Basic and diluted EPS                                         (0.08)          (0.02)          (0.10)
                Basic and diluted EPS available to common stockholders        (0.09)          (0.02)          (0.11)

       For the six-month period ended September 30, 2002:
                Cost of revenues                                        $     3,779      $    1,451     $     5,230
                Gross profit                                                  5,747          (1,451)          4,296
                Depreciation and amortization                                 2,082          (1,451)            631
                Total expenses                                                8,778          (1,451)          7,327
                Interest expense                                               (685)           (708)         (1,393)
                Net loss                                                     (4,276)           (708)         (4,984)
                Net loss available to common stockholders                    (4,784)           (708)         (5,492)
                Basic and diluted EPS                                         (0.15)          (0.02)          (0.17)
                Basic and diluted EPS available to common stockholders        (0.17)          (0.02)          (0.19)

Adjustments to the financial statements for the three and six-month periods ended September 30, 2002 are as follows:

1. Additional paid-in capital and interest expense were revised to recognize $708,000 amortization of debt discount and beneficial conversion interest as interest expense.

2. Cost of revenues and depreciation and amortization expense were revised to report amortization of purchased and capitalized software in the amounts of $733,000 and $1,451,000 in the three and six-month periods ended September 30, 2002, respectively.


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

We currently derive the majority of our revenues from the sale of application software licenses and the provision of related professional and support services. Application software license fees are dependent upon the sales volume of our customers, the number of users of the application(s), and/or the number of locations in which the customer plans to install and utilize the application(s). As the customer grows in sales volume, adds additional users and/or adds additional locations, we charge additional license fees. We typically charge for support, maintenance and software updates on an annual basis pursuant to renewable maintenance contracts. We typically charge for professional services including consulting, implementation and project management services on an hourly basis. Our sales cycles for new license revenue historically ranged from three to twelve months, but new license revenues were limited during the past two fiscal years and sales cycles are now difficult to estimate. Our long sales cycles have in the past caused our revenues to fluctuate significantly from period to period.

RESTATEMENTS

As discussed in the notes to condensed financial statements, we restated our September 30, 2002 financial statements to:

1. Present revenues and cost of revenues separately as product and services revenues and corresponding cost of revenues,

2. Report amortization of purchased and capitalized software as cost of revenues, and

3. Recognize unamortized balance of debt discount and beneficial conversion interest related to a convertible note payable as interest expense.

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

                  Software license revenue, including third party license revenues or partner products, is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. We can establish vendor specific objective evidence ("VSOE") for all elements and not just undelivered elements. The undeliverable elements are primarily training, consulting and maintenance services. VSOE of fair value for training and consulting services is based upon hourly rates charged when those services are sold separately. VSOE of fair value for maintenance is the price the customer will be required to pay when it is sold separately (that is, the renewal rate). In addition, if a software license contains contingencies, such as specific customer acceptance criteria, right of return or a cancellation right, the software revenue is recognized upon the later of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for our software licenses are due in installments within twelve months from the date of delivery. Where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Deferred revenue consists primarily of prepaid maintenance support revenues, prepaid services revenue and deferred licenses.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

Product revenues decreased $1.0 million, or 29%, to $2.4 million in the quarter ended September 30, 2002 from $3.4 million in the quarter ended September 30, 2001, primarily due to a $1.0 million decrease in new licenses. Services revenues decreased by $2.8 million, or 61% to $1.8 million in the quarter ended September 30, 2002 from $4.6 million in the quarter ended September 30, 2001 primarily due to a $2.9 million decrease from Toys R Us., Inc. "(Toys"). Toys had been a major customer since fiscal 2000 and in May 2000, we entered into a new development agreement for the provision of development services through February 2004. We expect that the overall level of services to be performed for Toys in fiscal 2003 will be substantially less than fiscal 2002. The loss of Toys will have a significant impact on future revenues as we attempt to replace those revenues with revenues generated from new customers. Total revenues decreased $3.8 million, or 48%, to $4.2 million in the quarter ended September 30, 2002 from $8.0 million in the quarter ended September 30, 2001 due to the above factors. Excluding Toys revenues of $1.0 million and $3.9 million in the quarter ended September 30, 2002 and September 30, 2001, respectively, total revenues were $3.2 million for the quarter ended September 30, 2002 compared to $4.1 million in the quarter ended September 30, 2001, a 22% decrease.


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

COST OF REVENUES/GROSS PROFIT

Cost of revenues decreased by $1.6 million, or 40%, to $2.4 million in the quarter ended September 30, 2002 from $4.0 million in the quarter ended September 30, 2001. Cost of product revenues decreased $0.2 million, or 14%, to $1.2 million in the quarter ended September 30, 2002 from $1.4 million in the quarter ended September 30, 2001. Cost of services revenue decreased $1.5 million, or 56%, to $1.2 million in the quarter ended September 30, 2002 from $2.7 million in the quarter ended September 30, 2002. Total gross profit decreased $2.1 million, or 54%, to $1.8 million in the quarter ended September 30, 2002 from $3.9 million in the quarter ended September 30, 2001. Total gross margin was 43% and 49% for the quarter ended September 30, 2002 and September 30, 2001, respectively. Gross margin on products was 50% and 59% for the quarters ended September 30, 2002 and September 30, 2001, respectively, while gross margin on services was 383% and 41% for the quarters ended September 30, 2002 and September 30, 2001, respectively. Amortization of capitalized software included in cost of product revenues remained at $0.7 million in the quarter ended September 30, 2002 and the quarter ended September 30, 20012. The decrease in gross margin for product revenues is due primarily a $1.0 million decrease in new licenses in the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001, while amortization of capitalized software remained the same during both quarters. The decrease in gross margin on services was due to a large decrease in services and modification revenues which was not offset by decreased cost of services.

PRODUCT DEVELOPMENT EXPENSE

Product development expense was $1.3 million in the quarter ended September 30, 2002 and 2001. We are continuely involved in the on-going enhancement of our applications. The new version 2.0 of our Retail Enterprise Solutions will be released in the fourth quarter of the current fiscal year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $0.8 million, or 73%, to $0.3 million in the quarter ended September 30, 2002 from $1.1 million in the quarter ended September 30, 2001, as a result of our ceasing to amortize goodwill upon adoption of SFAS No. 142.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $1.6 million, or 42%, to $2.2 million in the three months ended September 30, 2002 from $3.8 million in the three months ended September 30, 2001. The decrease was primarily related to stringent cost control and improved management of expenditures.

LOSS FROM OPERATIONS

Loss from operations, which included depreciation and amortization expense, was $2.0 million for the quarter ended September 30, 2002, compared to a loss from operations of $2.2 million for the quarter ended September 30, 2001.

INTEREST EXPENSE

Interest expense remained at $1.0 million in the quarter ended September 30, 2002 and the quarter ended September 30, 2001.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

Product revenues decreased $0.5 million, or 9%, to $4.9 million in the six months ended September 30, 2002 from $5.4 million in the six months ended September 30, 2001, primarily due to a $0.6 million decrease in new licenses, offset by $0.1 million increase in maintenance revenues. Services revenue decreased by $5.5 million, or 54% to $4.6 million in the six months ended September 30, 2002 from $10.1 million in the six months ended September 30, 2001 primarily due to a $5.1 million decrease from Toys R Us., Inc. "(Toys") and $0.3 million decrease in non- Toys services revenue. Toys had been a major customer since fiscal 2000 and in May 2000, we entered into a new development agreement for the provision of development services through February 2004. We expect that the overall level of services to be performed for Toys in fiscal 2003 will be substantially less than fiscal 2002. The loss of Toys will have a significant impact on future revenues as we attempt to replace those revenues with revenues generated from new customers. Total revenues decreased $6.0 million, or 39%, to $9.5 million in the six months ended September 30, 2002 from $15.5 million in the six months ended September 30, 2001 due to the above factors. Excluding Toys revenues of $3.1 million and $8.1 million in the six months ended September 30, 2002 and September 30, 2001, respectively, total revenues were $6.4 million for the six months ended September 30, 2002 compared to $7.4 million in the six months ended September 30, 2001, an 14% decrease.

COST OF REVENUES/GROSS PROFIT

Cost of revenues decreased by $3.1 million, or 37%, to $5.2 million in the six months ended September 30, 2002 from $8.3 million in the six months ended September 30, 2001. Cost of product revenues decreased $0.1 million, or 4%, to $2.4 million in the six months ended September 30, 2002 from $2.5 million in the six months ended September 30, 2001. Cost of services revenue decreased $3.0 million, or 52%, to $2.8 million in the six months ended September 30, 2002 from $5.8 million in the six months ended September 30, 2002. Total gross profit decreased $2.8 million, or 39%, to $4.3 million in the six months ended September 30, 2002 from $7.1 million in the six months ended September 30, 2001. Total gross margin was 45% and 46% for the six months ended September 30, 2002 and September 30, 2001, respectively. Gross margin on products was 51% and 54% for the six months ended September 30, 2002 and September 30, 2001, respectively, while gross margin on services was 39% and 43% for the six months ended September 30, 2002 and September 30, 2001, respectively. Amortization of capitalized software included in cost of product revenues increased $0.1 million to $1.5 million in the six months ended September 30, 2002 from $1.4 million in the six months ended September 30, 2001.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $1.4 million, or 70%, to $0.6 million in the six months ended September 30, 2002 from $2.0 million in the six months ended September 30, 2001, as a result of our ceasing to amortize goodwill upon adoption of SFAS No. 142.

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

LOSS FROM OPERATIONS

Loss from operations, which included depreciation and amortization expense, was $3.0 million for the six months ended September 30, 2002, compared to a loss from operations of $4.3 million for the six months ended September 30, 2001.

INTEREST EXPENSE

Interest expense decreased by $0.6 million, or 30%, to $1.4 million in the six months ended September 30, 2002 from $2.0 million in the six months ended September 30, 2001. Interest expense in the 2001 period included $0.8 million interest expense on the note due Softline Limited. Our obligations related to this note were released by Softline effective January 1, 2002 in connection with the integrated series of recapitalization transactions with Softline. The balance of the difference was a $0.5 million decrease in amortization of debt discount.


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

Operating activities used cash of $1.9 million in the six months ended September 30, 2002 and $1.5 million in the six months ended September 30, 2001. Cash used for operating activities in the three months ended September 30, 2002 resulted from $5.0 million of net losses and $1.7 million decrease in deferred revenue; offset in part by $2.1 million of depreciation and amortization, $0.9 million of debt discount and conversion option, $0.6 million of goodwill impairment, $0.2 million of non-cash interest expense related to the convertible note issued to Toys "R" Us, $0.4 million decrease in accounts receivable and other receivables, $0.4 million increase in accounts payable and accrued expenses and $0.4 million increase in accrued interest on notes payable.

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

We believe that our cash and cash equivalent and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. Our future capital requirements depend on many factors, including our application development, sales and marketing activities. In addition, we have incurred losses for the last three fiscal years and we had a negative working capital at September 30, 2002. In the next twelve months, we anticipate raising additional capital through public or private equity or debt financings. In the long-term, we anticipate that cash from operations will be sufficient to provide liquidity for our normal operating requirements. As such, we do not know whether additional financing will be available when needed, or available on terms acceptable to us. We may raise capital through public or private equity or debt financings. If we are unable to raise the needed funds, we may be forced to curtail some or all of our activities and we may not be able to grow.

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

                                                     For the fiscal years ending March 31,
                                                     -------------------------------------
Contractual Cash Obligations                      2003           2004          2005          2006      Thereafter
----------------------------                     ---------     ---------     ---------     ---------   ----------
                                                                       (in thousands)

Operating leases                                 $    502      $    780      $    704      $    192     $      7
Capital leases                                   $     73      $     18
Term loans                                       $    742      $  7,145
Convertible notes due stockholders               $     --      $  1,384
Demand loans due related party                   $     50
Payables aged over 90 days                       $  1,635
                                                 ---------     ---------     ---------     ---------    ---------

     Total contractual cash obligations          $  3,002      $  9,327      $    704      $    192     $      7
                                                 =========     =========     =========     =========    =========

                                                     For the fiscal years ending March 31,
                                                     -------------------------------------
Other Commercial Commitments                        2003          2004         2005          2006      Thereafter
----------------------------                     ---------     ---------     ---------     ---------   ----------
                                                                       (in thousands)
Guarantees                                       $    187
                                                 ---------

       Total commercial commitments              $    187
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

BUSINESS RISKS

Investors should carefully consider the following risk factors and all other information contained in our Form 10-K (as amended) for the year ended March 31, 2002 and Form 10-Q/A for the quarter ended September 30, 2002. Investing in our common stock involves a high degree of risk. In addition to those described below, risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and our investors may lose all or part of their investment. See the note regarding forward-looking statements included at the beginning of Item II - Management's Discussion And Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.

WE HAVE INCURRED LOSSES FOR THE LAST THREE FISCAL YEARS AND IN THE CURRENT PERIOD. WE MAY NOT ACHIEVE PROFITABILITY IN FUTURE PERIODS.

We incurred losses of $5.0 million in the first six months ended September 30, 2002 and $14.7 million, $28.9 million and $4.1 million in the fiscal years ended March 31, 2002, 2001 and 2000, respectively. The losses in the past two years have generally been due to difficulties completing sales for new application software licenses, the resulting change in sales mix toward lower margin services, and debt service expenses. We will need to generate additional revenue to achieve profitability in future periods. Failure to achieve profitability, or maintain profitability if achieved, may have a material adverse effect on our business and stock price.

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


OUR REVENUES HAVE DECLINED. WE EXPERIENCED A SUBSTANTIAL DECREASE IN APPLICATION SOFTWARE LICENSE REVENUE. OUR GROWTH AND PROFITABILITY IS DEPENDENT ON THE SALE OF HIGHER MARGIN LICENSES.

Our revenues decreased by 38% in the first six months ended September 30, 2002 compared to the first six months ended September 30, 2001. We experienced a substantial decrease in application license software revenue in the past two years. We must improve new application license revenue to become profitable. We have taken steps to refocus our sales strategy on core historic competencies, but our typically long sales cycles make it difficult to evaluate whether and when sales will improve. We cannot be sure that the decline in sales has not been due to factors, which might continue to negatively affect sales.

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

WE HAVE A SINGLE CUSTOMER REPRESENTING A SIGNIFICANT AMOUNT OF OUR BUSINESS.

Toys "R" Us, accounted for 32% and 48% of our revenues for the six months ended September 30, 2002 and 2001, respectively. While we have a development agreement with this customer, Toys has the right to terminate the agreement without cause with limited advance notice. A reduction, delay or cancellation of orders from Toys "R" Us would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys "R" Us or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

WE ARE DEPENDENT ON THE RETAIL INDUSTRY, AND IF ECONOMIC CONDITIONS IN THE RETAIL INDUSTRY DECLINE, OUR REVENUES MAY DECLINE. RETAIL SALES MAY BE SLOWING.

Our future growth is critically dependent on increased sales to the retail industry. We derive the substantial majority of our revenues from the licensing of software applications and the performance of related professional and consulting services to the retail industry. Demand for our applications and services could decline in the event of consolidation, instability or downturns in the retail industry. This decline would likely cause reduced revenues and could impair our ability to collect accounts receivable. The result would be reduced earnings and weakened financial condition, each or both of which would likely cause our stock price to decline.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Revenues are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our revenues, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 12% and 19% of our total revenues were denominated in currencies other than the U.S. dollar for the six months ended September 30, 2002 and 2001, respectively.

EQUITY PRICE RISK

We have no direct equity investments.

ITEM 4 - CONTROLS AND PROCEDURES

VALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are effective. This conclusion was reached after an evaluation of these controls and procedures as of September 30, 2002.

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

99.1     Written Statement of Principal Executive Officer.

99.2     Written Statement of Principal Financial Officer.

(b) REPORTS ON FORM 8-K

On August 1, 2002, we filed a Form 8-K disclosing in Item 5 the Company's Annual Stockholder Meeting on September 19, 2002.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SVI Holdings, Inc.
                                             Registrant

                                             /S/ Ran Furman
                                             -----------------------------------
Date: November 15, 2004                      Ran Furman
                                             Principal Financial Officer

                            FORM 10-Q CERTIFICATIONS

I, Michael Tomczak, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of SVI Solutions, Inc.;

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

Date:  November 15, 2004                      /s/ Michael Tomczak
                                              -------------------------------
                                              Michael Tomczak
                                              President, Chief Operating Officer
                                              and Director

                            FORM 10-Q CERTIFICATIONS

I, Ran Furman, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of SVI Solutions, Inc.;

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

Date:  November 15, 2004                        /s/ Ran Furman
                                                -------------------------------
                                                Ran Furman
                                                Chief Financial Officer