Form 10-Q/A
period 2002-12-31
ISLAND PACIFIC INC
filed 2004-11-16
CIK 866535

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

                                EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is an amendment to the Form 10-Q filed by the Company on February 14, 2003 for the quarter ended December 31, 2002.

This quarterly report on Form 10-Q/A is being filed to reflect the restatement of the Company's Condensed Consolidated Financial Statements (the
"Restatement"). The Restatement reflects the following:

1. Separately present revenues earned from product and services revenues and related cost of revenues,

2. Reclassification of amortization of purchased and capitalized software to cost of revenues, and

3. Recognition of unamortized balance of debt discount and beneficial conversion interest related to convertible note payable as interest expense.

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


THIS REPORT DOES NOT OTHERWISE ATTEMPT TO UPDATE THE INFORMATION PROVIDED HEREIN BEYOND THE ORIGINAL FILING DATE.

                                                 TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I. -  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 2002 (Unaudited) (Restated)
                 and March 31, 2002 (Audited) .............................................................3

           Condensed Consolidated Statements of Operations for the Three And Nine
                 Months Ended December 31, 2002 (Restated) and 2001 (Unaudited) ...........................4

           Condensed Consolidated Statements of Cash Flows for the Nine
                 Months Ended December 31, 2002 (Restated) and 2001 (Unaudited) ...........................5

           Notes to Condensed Consolidated Financial Statements ...........................................6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................................14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................32

Item 4.    Controls and Procedures........................................................................32

PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................33

Item 2.    Changes in Securities and Use of Proceeds......................................................34

Item 6.    Exhibits and Reports on Form 8-K...............................................................34

SIGNATURES ...............................................................................................36

FORM 10-Q CERTIFICATIONS..................................................................................37

                                                      2

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                           SVI SOLUTIONS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except share amounts)

                                                                                       DECEMBER 31, 2002     MARCH 31, 2002
                                                                                       -----------------     --------------
                                                                                          (unaudited)          (audited)
                                                                                        (As restated -
                                                                                          See Note 12)
ASSETS
Current assets:
   Cash and cash equivalents                                                              $       659         $     1,309
   Accounts receivable, net                                                                     4,685               1,946
   Other receivables, including $7 and $31 from related parties, respectively                     213                 255
   Inventories                                                                                    111                 126
   Current portion of non-compete agreements                                                      917                 917
   Prepaid expenses and other current assets                                                      129                 150
                                                                                          ------------        ------------
       Total current assets                                                                     6,714               4,703

Property and equipment, net                                                                       426                 641
Purchased and capitalized software, net                                                        15,529              17,612
Goodwill, net                                                                                  14,795              15,422
Non-compete agreements, net                                                                       897               1,585
Other assets                                                                                       58                  42
                                                                                          ------------        ------------
       Total assets                                                                       $    38,419         $    40,005
                                                                                          ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Convertible notes due to stockholders                                                  $     1,295         $       618
   Current portion of term loan                                                                 7,233                 435
   Accounts payable                                                                             2,154               1,497
   Accrued expenses                                                                             4,216               3,864
   Deferred revenue                                                                             2,925               3,528
   Income tax payable                                                                              --                  98
                                                                                          ------------        ------------
       Total current liabilities                                                               17,823              10,040

Term loan refinanced in July 2002                                                                  --               6,472
Convertible notes due to stockholders                                                              --               1,421
Other long-term liabilities                                                                        99                 120
                                                                                          ------------        ------------
       Total liabilities                                                                       17,922              18,053
                                                                                          ------------        ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; Series A
    Convertible Preferred, 7.2% cumulative 141,100 shares authorized and outstanding with a stated value of $100 per share, dividends in arrears of
        $1,015 and $254, respectively                                                          14,100              14,100
   Committed common stock, 2,500,000 shares                                                     1,383                  --
   Common stock, $.0001 par value; 100,000,000 shares authorized; 41,541,632 and
       38,993,609 shares issued; and 30,841,632 and 28,293,609 shares outstanding                   4                   4
   Additional paid in capital                                                                  56,563              54,685
   Accumulated deficit                                                                        (42,372)            (37,772)
   Treasury stock, at cost; shares - 10,700,000                                                (8,906)             (8,580)
   Shares receivable                                                                             (275)               (485)
                                                                                          ------------        ------------
       Total stockholders' equity                                                              20,497              21,952
                                                                                          ------------        ------------
       Total liabilities and stockholders' equity                                         $    38,419         $    40,005
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

                                                            3

                                              SVI SOLUTIONS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (in thousands, except per share data)
                                                          (unaudited)

                                                                      Three Months Ended               Nine Months Ended
                                                                         December 31,                     December 31,
                                                                    2002             2001             2002             2001
                                                                ------------     ------------     ------------     ------------
                                                                 (As restated - See Note 12)       (As restated - See Note 12)
Revenues:
  Product                                                       $     4,357      $     2,625      $     9,292      $     8,030
  Services                                                            3,035            3,346            7,626           13,416
                                                                ------------     ------------     ------------     ------------
    Total revenues                                                    7,392            5,971           16,918           21,446

Cost of revenues:
  Product                                                             1,204              940            3,592            3,443
  Services                                                            1,739            2,126            4,581            7,957
                                                                ------------     ------------     ------------     ------------
    Total cost of revenues                                            2,943            3,066            8,173           11,400
                                                                ------------     ------------     ------------     ------------
       Gross profit                                                   4,449            2,905            8,745           10,046

Expenses:
   Product development                                                  650            1,180            2,894            2,932
   Depreciation and amortization                                        315              888              946            2,838
   Selling, general and administrative                                2,913            2,695            7,365           10,388
                                                                ------------     ------------     ------------     ------------
        Total expenses                                                3,878            4,763           11,205           16,158
                                                                ------------     ------------     ------------     ------------

Income (loss) from operations                                           571           (1,858)          (2,460)          (6,112)

   Other income (expense):
   Interest income                                                       --                3                1                8
   Other income (expense)                                                 6               (1)               8              (35)
   Interest expense                                                    (209)            (758)          (1,602)          (2,795)
   Gain (loss) on foreign currency transaction                           16              (10)              23               --
                                                                ------------     ------------     ------------     ------------
       Total other expenses                                            (187)            (766)          (1,570)          (2,822)
                                                                ------------     ------------     ------------     ------------

Income (loss) before provision for income taxes                         384           (2,624)          (4,030)          (8,934)

   Provision for income taxes benefits                                   --              (39)             (57)              (2)
                                                                ------------     ------------     ------------     ------------
Income (loss) before cumulative effect of a change in
  accounting principle                                                  384           (2,585)          (3,973)          (8,932)

   Cumulative effect of changing accounting principle -
     goodwill valuation under SFAS 142                                   --               --             (627)              --
                                                                ------------     ------------     ------------     ------------
Income (loss) from continuing operations                                384           (2,585)          (4,600)          (8,932)

    Loss from discontinued Australian operations, net of
      applicable income taxes                                            --             (385)              --           (1,140)
                                                                ------------     ------------     ------------     ------------
Net income (loss)                                                       384           (2,970)          (4,600)         (10,072)

    Cumulative preferred dividends                                     (253)              --             (761)              --
                                                                ------------     ------------     ------------     ------------
Net income (loss) available to common stockholders              $       131      $    (2,970)     $    (5,361)     $   (10,072)
                                                                ============     ============     ============     ============

Basic and diluted income (loss) per share:
    Income (loss) before cumulative effect of a change in
      accounting principle                                      $      0.01      $     (0.07)     $     (0.14)     $     (0.23)
    Cumulative effect of a change in accounting principle -
      goodwill valuation under SFAS 142                                  --               --            (0.02)              --
                                                                ------------     ------------     ------------     ------------
    Income (loss) from continuing operations                           0.01            (0.07)           (0.16)           (0.23)

    Loss from discontinued operations                                    --            (0.01)              --            (0.03)
    Cumulative preferred dividends                                    (0.01)              --            (0.03)              --
                                                                ------------     ------------     ------------     ------------
        Net income (loss) available to common stockholders      $        --      $     (0.08)     $     (0.19)     $     (0.26)
                                                                ============     ============     ============     ============
Weighted-average common shares outstanding:
    Basic                                                            30,395           37,942           29,257           38,092
                                                                ============     ============     ============     ============
    Diluted                                                          58,734           37,942           29,257           38,092
                                                                ============     ============     ============     ============

               The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                               4

                                      SVI SOLUTIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands and unaudited)

                                                                                  NINE MONTHS ENDED DECEMBER 31,
                                                                                      2002             2001
                                                                                  ------------     ------------
                                                                                 (As restated -
                                                                                  See Note 12)
Cash flows from operating activities:
   Net loss                                                                       $    (4,600)     $   (10,072)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                      3,122            5,289
     Cumulative effect of a change in accounting principle - goodwill
       valuation under SFAS 142                                                           627               --
     Amortization of debt discount and conversion option                                  879              517
     Gain on disposal of furniture and equipment                                           --               53
     Gain on foreign currency transactions                                                (23)              14
     Stock-based compensation                                                               8              487
     Common stock issued for services rendered                                            390               --
     Changes in deferred taxes                                                             --             (135)
   Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable and other receivables                                         (2,697)             (64)
     Inventories                                                                           15               56
     Prepaid expenses and other current assets                                              5              216
     Accounts payable and accrued expenses                                              1,014           (1,955)
     Accrued interest on stockholders' loans, convertible notes and term loan             664            2,071
     Deferred revenue                                                                    (603)           2,792
     Income taxes payable                                                                 (98)              57
                                                                                  ------------     ------------
Net cash used for operating activities                                                 (1,297)            (674)
                                                                                  ------------     ------------

Cash flows from investing activities:
   Purchases of furniture and equipment                                                   (39)            (240)
   Proceeds from disposals of furniture and equipment                                      --                7
   Capitalized software development costs                                                 (93)              --
                                                                                  ------------     ------------
Net cash used for investing activities                                                   (132)            (233)
                                                                                  ------------     ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                  --               16
   Payments on amounts due to stockholders, net                                          (287)            (475)
   Payments on term loan                                                                 (336)            (559)
   Proceeds from committed common stock                                                 1,383            1,260
   Proceeds from short-term loan from related party                                       120               --
   Payments on short-term loan from related party                                        (120)              --
                                                                                  ------------     ------------
Net cash provided by financing activities                                                 760              242
                                                                                  ------------     ------------

Effect of exchange rate changes on cash                                                    19               15
                                                                                  ------------     ------------

Net decrease in cash and cash equivalents                                                (650)            (650)
Cash and cash equivalents, beginning of period                                          1,309            1,267
                                                                                  ------------     ------------
Cash and cash equivalents, end of period                                          $       659      $       617
                                                                                  ============     ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                  $       408      $       788

Supplemental schedule of non-cash investing and financing activities:
   Issued 100,000 shares of common stock for services in connection
     with an equity financing in December 2000                                    $        45               --

   Issued 140,000 shares of common stock to pay for penalty for late
     effectiveness of the registration statement                                  $        60               --

   Received 262,500 shares of common stock related to early termination
     of a service contract                                                        $      (210)              --

   Issued 1,223,580 and 1,193,837 shares of common stock as payments for
     bonuses, interest and services rendered in prior periods                     $       657      $       955

   Issued 1,010,000 shares of common stock to repay in full a stockholder's
     loan                                                                         $       388               --

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

The Company has also allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was $406,000 and being amortized over the term of the note. A total of $19,000 had been amortized during the period from the date of issuance to the date the note was classified as equity. Upon classifying the note as equity at September 30, 2002, the remaining balance of $386,000 was expensed.

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

A summary of the revenues and operating income (loss) attributable to each of these business units and identifiable assets is as follows (in thousands):

                                                                         Quarter ended      Nine months ended
                                                                       December 31, 2002    December 31, 2002
                                                                       -----------------    -----------------
                                                                                    (As restated)
         Revenues:
                   Island Pacific                                        $      6,382         $     14,355
                   SVI Store Solutions                                            735                1,453
                   SVI Training Products, Inc.                                    275                1,110
                                                                         -------------        -------------
                            Consolidated revenues                        $      7,392         $     16,918
                                                                         =============        =============
         Operating income (loss):
                   Island Pacific                                        $        989         $        (55)
                   SVI Store Solutions                                            235                 (562)
                   SVI Training Products, Inc.                                    (13)                 185
                   Other (see below)                                             (640)              (2,028)
                                                                         -------------        -------------
                            Consolidated operating income (loss)         $        571         $     (2,460)
                                                                         =============        =============
         Depreciation:
                   Island Pacific                                        $         50         $        151
                   SVI Store Solutions                                             12                   37
                   Other                                                           22                   70
                                                                         -------------        -------------
                            Consolidated depreciation                    $         84         $        258
                                                                         =============        =============
         Other operating loss:
                   Depreciation                                          $        (22)        $        (70)
                   Administrative costs and other non-allocated
                     expenses                                                    (618)              (1,958)
                                                                         -------------        -------------
                            Consolidated other operating loss            $       (640)        $     (2,028)
                                                                         =============        =============

                                                                                            December 31, 2002
                                                                                            -----------------
                                                                                                (Restated)
         Identifiable assets:
                   Island Pacific                                                             $     32,948
                   SVI Store Solutions                                                               4,914
                   Other                                                                               282
                                                                                              -------------
                            Total                                                             $     38,144
                                                                                              =============

         Goodwill:
                   Island Pacific                                                             $     13,903
                   SVI Store Solutions                                                                 892
                   Other                                                                                --
                                                                                              -------------
                            Total                                                             $     14,795
                                                                                              =============


Operating income (loss) in Island Pacific, SVI Store Solutions and SVI Training Products, Inc. includes direct expenses for software licenses, maintenance services, programming and consulting services, sales and marketing expenses, product development expenses, and direct general, administrative and selling expenses. The "Other" caption includes non-allocated costs and other expenses that are not directly identified with a particular business unit and which management does not consider in evaluating the operating income of the business unit.

The Company currently operates in the United States and the United Kingdom. Prior to February 2002, the Company also had operations in Australia. The following is a summary of local operations by geographic area (in thousands):

                                                      Three Months Ended              Nine Months Ended
                                                         December 31,                    December 31,
                                                     2002            2001            2002            2001
                                                 ------------    ------------    ------------    ------------
       Revenues:
         United States                           $     6,473     $     5,466     $    14,885     $    19,278
         United Kingdom                                  919             505           2,033           2,168
         Australia (discontinued operations)              --             571              --           2,110
                                                 ------------    ------------    ------------    ------------
                Total revenues                   $     7,392     $     6,542     $    16,918     $    23,556
                                                 ============    ============    ============    ============

                                                                                 December 31,      March 31,
                                                                                     2002             2002
                                                                                 ------------    ------------
       Long-lived Assets:
         United States                                                           $    32,594     $    36,154
         United Kingdom                                                                   28              22
                                                                                 ------------    ------------
                Total long-lived assets                                          $    32,622     $    36,176
                                                                                 ============    ============

For the three months ended December 31, 2002 and 2001, revenues from one customer, Toys "R" Us, Inc., accounted for 30% and 44% of total revenues, respectively. For the nine months ended December 31, 2002 and 2001, revenues to one customer, Toys "R" Us, Inc., accounted for 31% and 47% of total revenues, respectively.

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


NOTE 12 - RESTATEMENT

Subsequent to the issuance of our condensed consolidated financial statements for the three and nine months ended December 31, 2002, our management determined that:

o The revenues and cost of revenues should be presented separately as product and services revenues and corresponding cost of revenues,

o The amortization of purchased and capitalized software should be reported as cost of revenues, and

o The unamortized balance of debt discount and beneficial conversion charge relating to a convertible note should be expensed as interest expense instead of being taken to equity.

As a result, the condensed consolidated financial statements for the three and nine months ended December 31, 2002 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                                 As Previously    Restatement         As
                                                                    Reported      Adjustments      Restated      Reference
                                                                  ------------    ------------    ------------    ------
        At December 31, 2002:
                Additional paid-in capital                        $    55,855      $      708     $    56,563       [1]
                Accumulated deficit                                   (41,664)           (708)        (42,372)      [1]

        For the three-month period ended December 31, 2002:
                Cost of revenues                                  $     2,218      $      725     $     2,943       [2]
                Gross profit                                            5,174            (725)          4,449
                Depreciation and amortization                           1,040            (725)            315       [2]
                Total expenses                                          4,603            (725)          3,878

        For the nine-month period ended December 31, 2002:
                Cost of revenues                                  $     5,997      $    2,176     $     8,173       [2]
                Gross profit                                           10,921          (2,176)          8,745
                Depreciation and amortization                           3,122          (2,176)            946       [2]
                Total expenses                                         13,381          (2,176)         11,205
                Interest expense                                         (894)           (708)         (1,602)      [1]
                Net loss                                               (3,892)           (708)         (4,600)
                Net loss available to common stockholders              (4,653)           (708)         (5,361)
                Basic and diluted EPS                                   (0.13)          (0.03)          (0.16)
                Basic and diluted EPS available to common
                  stockholders                                          (0.16)          (0.03)          (0.19)


Adjustments to the financial statements for the three and nine-month periods ended December 31, 2002 are as follows:

1. Additional paid-in capital, accumulated deficit and interest expense were revised to recognize $708,000 amortization of debt discount and beneficial conversion interest as interest expense.

2. Cost of revenues and depreciation and amortization expense were revised to report amortization of purchased and capitalized software in the amounts of $725,000 and $2,176,000 in the three and nine-month periods ended December 31, 2002, respectively.

Statements of operations for the three and nine-month periods ended December 31, 2001 were restated to report amortization of purchased and capitalized software in the amounts of $714,000 and $2,153,000 in the three and nine-month periods ended December 31, 2001, respectively, as cost of revenues, previously reported as depreciation and amortization expense.

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

We currently derive the majority of our revenues from three sources: the initial sale of application software licenses or license revenues, professional service and support services or maintenance services. Application software license fees are dependent upon the sales volume of our customers, the number of users of the application(s), and/or the number of locations in which the customer plans to install and utilize the application(s). As the customer grows in sales volume, adds additional users and/or adds additional locations, we charge additional license fees. Professional services relate to implementation of our software, training of customer personnel and modifications or customization work. Support, maintenance and software updates are a source of recurring revenues and are generally based on a percentage of the software license revenues and are charged on an annual basis pursuant to renewable maintenance contracts. We typically charge for professional services including consulting, implementation and project management services on an hourly basis. Our sales cycles for new license sales historically ranged from three to twelve months, but new license sales were limited during the past two fiscal years and sales cycles are now difficult to estimate. Our long sales cycles have in the past caused our revenues to fluctuate significantly from period to period.

RESTATEMENT OF QUARTERLY INFORMATION

As discussed in the notes to condensed consolidated financial statements, we restated our December 31, 2002 financial statements to:

1. Separately present revenues earned from product and services and related cost of revenues,

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

         Software license revenue, including third party license revenues or partner products, is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. We can establish vendor specific objective evidence ("VSOE") for all elements and not just undelivered elements. The undeliverable elements are primarily training, consulting and maintenance services. VSOE of fair value for training and consulting services is based upon hourly rates charged when those services are sold separately. VSOE of fair value for maintenance is the price the customer will be required to pay when it is sold separately (that is, the renewal rate). In addition, if a software license contains contingencies, such as specific customer acceptance criteria, right or return or a cancellation right, the software revenue is recognized upon the later of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for our software licenses are due in installments within twelve months from the date of delivery. Where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Deferred revenue consists of prepaid maintenance support revenues, prepaid services revenue and deferred licenses.

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

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

REVENUES

Product revenues increased $1.8 million, or 69%, to $4.4 million in the quarter ended December 31, 2002 from $2.6 million in the quarter ended December 31, 2001, primarily due to a $1.7 million increase in software license revenues. Services revenues decreased by $0.3 million, or 9% to $3.0 million in the quarter ended December 31, 2002 from $3.3 million in the quarter ended December 31, 2001 primarily due to a $0.6 million decrease from Toys R Us., Inc. "(Toys"), offset by an increase of $0.3 million in non-Toys services revenue. Toys had been a major customer since fiscal 2000 and in May 2000, we entered into a new development agreement for the provision of development services through February 2004. We expect that the overall level of services to be performed for Toys in fiscal 2003 will be substantially less than fiscal 2002. The loss of Toys will have a significant impact on future revenues as we attempt to replace those revenues with revenues generated from new customers. Total revenues increased $1.4 million, or 23%, to $7.4 million in the quarter ended December 31, 2002 from $6.0 million in the quarter ended December 31, 2001 due to the above factors. Excluding Toys revenues of $2.2 million and $2.9 million in the quarters ended December 31, 2002 and December 31, 2001, respectively, total revenues were $5.2 million for the quarter ended December 31, 2002 compared to $3.1 million in the quarter ended December 31, 2001, September 30, 2001, a 68% increase.

COST OF REVENUES/GROSS PROFIT

Cost of revenues decreased by $0.2 million, or 6%, to $2.9 million in the quarter ended December 31, 2002 from $3.1 million in the quarter ended December 31, 2001. Cost of product revenues increased $0.3 million, or 33%, to $1.2 million in the quarter ended December 31, 2002 from $0.9 million in the quarter ended December 31, 2001. Cost of services revenue decreased $0.4 million, or 19%, to $1.7 million in the quarter ended December 31, 2002 from $2.1 million in the quarter ended December 31, 2001. Total gross profit increased $1.5 million, or 52%, to $4.4 million in the quarter ended December 31, 2002 from $2.9 million in the quarter ended December 31, 2001. Total gross margin was 59% and 48% for the quarter ended December 31, 2002 and December 31, 2001, respectively. Gross margin on products was 73% and 62% for the quarters ended December 31, 2002 and December 31, 2001, respectively, while gross margin on services was 43% and 36% for the quarters ended December 31, 2002 and December 31, 2001, respectively. Amortization of capitalized software included in cost of product revenues remained at $0.7 million in the quarter ended December 31, 2002 and the quarter ended December 31, 2001. The increase in gross margin for product revenues is due primarily a $1.0 million increase in license revenues in the quarter ended December 31, 2001 compared to the quarter ended December 31, 2001, while amortization of capitalized software remained the same during both quarters. The increase in gross margin on services was due an in increase in non-Toys service revenues which generally carry higher margins.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $0.6 million, or 67%, to $0.3 million in the quarter ended December 31, 2002 from $0.9 million in the quarter ended December 31, 2001, as a result of our ceasing to amortize goodwill upon adoption of SFAS No. 142.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $0.2 million, or 7%, to $2.9 million in the three months ended December 31, 2002 from $2.7 million in the three months ended December 31, 2001. The increase was primarily related to an increase in sales related commissions.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations, which included depreciation and amortization expense, increased by $2.5 million to $0.6 million for the quarter ended December 31, 2002, compared to a loss from operations of $1.9 million for the quarter ended December 31, 2001.

INTEREST EXPENSE

Interest expense decreased by $0.6 million, or 75%, to $0.2 million in the quarter ended December 31, 2002 from $0.8 million in the quarter ended December 31, 2001. The decrease is primarily due to a $0.4 million decrease in interest expense on the note due to Softline Limited, which was repaid in January 2002 in connection with the integrated series of recapitalization transactions with Softline.


NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001

REVENUES

Product revenues increased $1.3 million, or 16%, to $9.3 million in the nine months ended December 31, 2002 from $8.0 million in the nine months ended December 31, 2001, primarily due to a $1.1 million increase in software license revenues and $0.2 million increase in maintenance revenues. Services revenues decreased by $5.8 million, or 43% to $7.6 million in the nine months ended December 31, 2002 from $13.4 million in the nine months ended December 31, 2001 primarily due to a $5.7 million decrease from Toys R Us., Inc. "(Toys"). Toys had been a major customer since fiscal 2000 and in May 2000, we entered into a new development agreement for the provision of development services through February 2004. We expect that the overall level of services to be performed for Toys in fiscal 2003 will be substantially less than fiscal 2002. The loss of Toys will have a significant impact on future revenues as we attempt to replace those revenues with revenues generated from new customers. Total revenues increased $4.5 million, or 21%, to $16.9 million in the nine months ended December 31, 2002 from $21.4 million in the nine months ended December 31, 2001 due to the above factors. Excluding Toys revenues of $5.3 million and $11.0 million in the nine months ended December 31, 2002 and December 31, 2001, respectively, total revenues were $11.6 million for the nine months ended December 31, 2002 compared to $10.4 million in the nine months ended December 31, 2001, a 12% increase.

COST OF REVENUES/GROSS PROFIT

Cost of revenues decreased $3.2 million, or 28%, to $8.2 million in the nine months ended December 31, 2002 from $11.4 million in the nine months ended December 31, 2001. Cost of product revenues increased $0.2 million, or 6%, to $3.6 million in the nine months ended December 31, 2002 from $3.4 million in the nine months ended December 31, 2001. Cost of services revenue decreased $3.4 million, or 43%, to $4.6 million in the nine months ended December 31, 2002 from $8.0 million in the nine months ended December 31, 2001. Total gross profit decreased $1.3 million, or 13%, to $8.7 million in the nine months ended December 31, 2002 from $10.0 million in the nine months ended December 31, 2001. Total gross margin was 51% and 47% for the nine months ended December 31, 2002 and December 31, 2001, respectively. Gross margin on products was 61% and 58% for the nine months ended December 31, 2002 and December 31, 2001, respectively, while gross margin on services was 39% and 40% for the nine months ended December 31, 2002 and December 31, 2001, respectively. Amortization of capitalized software included in cost of product revenues remained at $2.2 million in the nine months ended December 31, 2002 and the quarter ended December 31, 2001. The increase in gross margin for product revenues is due primarily a $1.3 million increase in license revenues in the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001, while amortization of capitalized software remained the same during both quarters. The increase in gross margin on services was due to Toys service revenues, which typically carry lower margin than non-Toys service revenue, as a percentage of total service revenues decreasing to 69% in the nine months ended December 31, 2002 compared to 82% in the nine months ended December 31, 2001.

PRODUCT DEVELOPMENT EXPENSE

Product development expense was $2.9 million in the nine months ended December 31, 2002 and 2001, respectively. We focus on the on-going enhancement of our existing products and research for new value-added products. The new version 2.0 of our Retail Enterprise Solutions will be released in the fourth quarter of the current fiscal year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $1.9 million, or 68%, to $0.9 million in the nine months ended December 31, 2002 from $2.8 million in the nine months ended December 31, 2001, as a result of our ceasing to amortize goodwill upon adoption of SFAS No. 142.

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

LOSS FROM OPERATIONS

Loss from operations, which included depreciation and amortization expense, was $2.5 million for the nine months ended December 31, 2002, compared to a loss from operations of $6.1 million for the nine months ended December 31, 2001.

INTEREST EXPENSE

Interest expense decreased by $1.2 million, or 43%, to $1.6 million in the nine months ended December 31, 2002 from $2.8 million in the nine months ended December 31, 2001. Interest expense in the 2001 period included $1.2 million interest expense on the note due Softline Limited. Our obligations related to this note were released by Softline effective January 1, 2002 in connection with the integrated series of recapitalization transactions with Softline.

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

Operating activities used cash of $1.3 million and $0.7 million in the nine months ended December 31, 2002 and 2001, respectively. Cash used for operating activities in the nine months ended December 31, 2002 resulted from $4.6 million of net losses and $2.7 million increase in accounts receivable; offset in part by $3.1 million of depreciation and amortization, $0.9 million of amortization of debt discount and conversion option, $0.6 million of goodwill impairment, $1.0 million increase in accounts payable and accrued expenses and $0.7 million increase in accrued interest on notes payable.

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

Accounts receivable increased to $4.7 million at December 31, 2002 from $1.9 million at March 31, 2002. The increase was due to increase in revenues and invoicing semi-annual maintenance contracts in the quarter ended December 31, 2002.

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

We believe that our cash and cash equivalent and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. Our future capital requirements depend on many factors, including our application development, sales and marketing activities. In addition, we have incurred losses for the last three fiscal years and we had a negative working capital at December 31, 2002. In the next twelve months, we anticipate raising additional capital through public or private equity or debt financings. In the long-term, we anticipate that cash from operations will be sufficient to provide liquidity for our normal operating requirements. As such, we do not know whether additional financing will be available when needed, or available on terms acceptable to us. We may raise capital through public or private equity or debt financings. If we are unable to raise the needed funds, we may be forced to curtail some or all of our activities and we may not be able to grow.

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

BUSINESS RISKS

Investors should carefully consider the following risk factors and all other information contained in our Form 10-K (as amended) for the year ended March 31, 2002 and Form 10-Q/A for the quarter ended December 31, 2002. Investing in our common stock involves a high degree of risk. In addition to those described below, risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business could be harmed, the price of our common stock could decline and our investors may lose all or part of their investment. See the note regarding forward-looking statements included at the beginning of Item II - Management's Discussion And Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.


WE HAVE INCURRED LOSSES FOR THE LAST THREE FISCAL YEARS AND IN THE CURRENT PERIOD. WE MAY NOT ACHIEVE PROFITABILITY IN FUTURE PERIODS.

We incurred losses of $4.6 million in the first nine months ended December 31, 2002 and $14.7 million, $28.9 million and $4.1 million in the fiscal years ended March 31, 2002, 2001 and 2000, respectively. The losses in the past two years have generally been due to difficulties completing sales for new application software licenses, the resulting change in sales mix toward lower margin services, and debt service expenses. We will need to generate additional revenue to achieve profitability in future periods. Failure to achieve profitability, or maintain profitability if achieved, may have a material adverse effect on our business and stock price.

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

Our revenues decreased by 21% in the first nine months ended December 31, 2002 compared to the first nine months ended December 31, 2001. We experienced a substantial decrease in application license software revenues in the past two years. We must improve new application license sales to become profitable. We have taken steps to refocus our sales strategy on core historic competencies, but our typically long sales cycles make it difficult to evaluate whether and when sales will improve. We cannot be sure that the decline in revenues has not been due to factors, which might continue to negatively affect revenues.

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

WE HAVE A SINGLE CUSTOMER REPRESENTING A SIGNIFICANT AMOUNT OF OUR BUSINESS.

Toys "R" Us, Inc. ("Toys") accounted for 31% and 47% of our revenues for the nine months ended December 31, 2002 and 2001, respectively. While we have a development agreement with this customer, Toys has the right to terminate the agreement without cause with limited advance notice. A reduction, delay or cancellation of orders from Toys would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Revenues are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our revenues, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 12% and 18% of our total revenues were denominated in currencies other than the U.S. dollar for the nine months ended December 31, 2002 and 2001, respectively.

EQUITY PRICE RISK

We have no direct equity investments.

ITEM 4 - CONTROLS AND PROCEDURES

VALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Operating Officer and Chief Financial Officer believe the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are effective. This conclusion was reached after an evaluation of these controls and procedures as of December 31, 2002.

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

                                                SVI Holdings, Inc.
                                                Registrant

                                                /S/ Ran Furman
                                                ---------------------------
Date: November 15, 2004                         Ran Furman
                                                Principal Financial Officer

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

Date:  November 15, 2004              /s/ Michael Tomczak
                                      ---------------------------
                                      Michael Tomczak
                                      President, Chief Operating Officer
                                      and Director
                                      Principal Executive Officer

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

Date:  November 15, 2004               /s/ Ran Furman
                                       ---------------------------
                                       Ran Furman
                                       Chief Financial Officer
                                       Principal Executive Officer