Form 10-Q/A
period 2003-06-30
ISLAND PACIFIC INC
filed 2004-11-16
CIK 866535

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

                                 EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is an amendment to the Form 10-Q filed by the Registrant on August 14, 2003 for the quarter ended June 30, 2003.

This quarterly report on Form 10-Q/A is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements (the "Restatement"). The Restatement reflects the following:

         1. Presentation of revenues and cost of revenues as product and services revenues and corresponding costs of revenues,

         2. Reclassification of amortization expense of software products from depreciation and amortization expense to cost of product revenue, and

         3. Capitalization and amortization of beneficial conversion interest over the term of the debt.

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


THIS REPORT DOES NOT OTHERWISE ATTEMPT TO UPDATE THE INFORMATION PROVIDED HEREIN BEYOND THE ORIGINAL FILING DATE.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2003
                 (as restated) and March 31, 2003..............................3

           Condensed Consolidated Statements of Operations for the Three
                 Months Ended June 30, 2003 (as restated) and 2002.............4

           Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended June 30, 2003 (as restated) and 2002.............5

           Notes to Condensed Consolidated Financial Statements ...............6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........31

Item 4.    Controls and Procedures............................................32

PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................32

Item 2.    Changes in Securities and Use of Proceeds..........................34

Item 4.    Submission of Matters to a Vote of Security Holders................34

Item 6.    Exhibits and Reports on Form 8-K...................................35

SIGNATURES....................................................................36

CERTIFICATIONS................................................................37


PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      ISLAND PACIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                             JUNE 30,  MARCH 31,
                                                              2003       2003
                                                            ---------  ---------
                                                         (As restated -
                                                           See Note 11)
ASSETS
Current assets:
   Cash and cash equivalents                                $  7,053   $  1,319
   Accounts receivable, net of allowance for doubtful
     accounts of $382 and $372, respectively                   6,708      3,974
   Income tax refund receivable                                  845         --
   Other receivables, including $0 and $3 from related
     parties, respectively                                        79         97
   Inventories                                                    86         91
   Current portion of non-compete agreements                     917        917
   Net assets from discontinued operations                        --        309
   Prepaid expenses and other current assets                     293        225
                                                            ---------  ---------
       Total current assets                                   15,981      6,932

Note receivable                                                  180         --
Property and equipment, net                                      337        380
Purchased and capitalized software, net                       15,121     14,804
Goodwill, net                                                 14,795     14,795
Non-compete agreements, net                                      439        668
Other assets                                                      64         58
                                                            ---------  ---------
       Total assets                                         $ 46,917   $ 37,637
                                                            =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Debt due to stockholders                                 $  1,345   $  1,320
   Convertible note                                              500        500
   Current portion of long-term debts                            951        149
   Accounts payable                                            2,211      2,941
   Accrued expenses                                            4,253      4,517
   Deferred revenue                                            3,044      1,561
   Income tax payable                                            271         --
                                                            ---------  ---------
       Total current liabilities                              12,575     10,988

Convertible debentures, net of debt discount of
  $1,371 and $1,340, respectively                              1,909      2,726
Other long-term liabilities                                       72         81
                                                            ---------  ---------
       Total liabilities                                      14,556     13,795
                                                            ---------  ---------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.0001 par value; 5,000,000 shares
     authorized; Series A Convertible Preferred, 7.2%
     cumulative 141,100 shares authorized and outstanding
     with a stated value of $100 per share, dividends in
     arrears of $1,523 and $1,269, respectively               14,100     14,100
   Committed common stock - 2,500,000 shares                   1,383      1,383
   Common stock, $.0001 par value; 100,000,000 shares
     authorized; 36,906,490 and 42,199,632 shares issued;
     and 36,906,490 and 31,499,632 shares outstanding              5          4
   Additional paid in capital                                 57,059     57,751
   Accumulated deficit                                       (40,186)   (40,490)
   Treasury stock, at cost; shares - 10,700,000                   --     (8,906)
                                                            ---------  ---------
       Total stockholders' equity                             32,361     23,842
                                                            ---------  ---------

       Total liabilities and stockholders' equity           $ 46,917   $ 37,637
                                                            =========  =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                       3

                                ISLAND PACIFIC, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share data)
                                                                              THREE MONTHS ENDED JUNE 30,
                                                                                  2003        2002
                                                                                ---------   ---------
                                                                             (As restated -
                                                                               See Note 11)
Revenues:
  Product                                                                       $  3,186    $  2,124
  Services                                                                         2,280       2,769
                                                                                ---------   ---------
    Total revenues                                                                 5,466       4,893
Cost of revenues:
  Product                                                                          1,224       1,086
  Services                                                                         1,013       1,685
                                                                                ---------   ---------
    Total cost of revenues                                                         2,237       2,771
                                                                                --------    --------
     Gross profit                                                                  3,229       2,122
Expenses:
   Application development                                                           137         901
   Depreciation and amortization                                                     285         316
   Selling, general and administrative                                             2,796       1,937
                                                                                ---------   ---------
     Total expenses                                                                3,218       3,154
                                                                                ---------   ---------
Operating income (loss)                                                               11      (1,032)

Other income (expense):
   Interest income                                                                    26           1
   Other expense                                                                     (11)         (1)
   Interest expense                                                                 (292)       (408)
                                                                                ---------   ---------
     Total other expense                                                            (277)       (408)
                                                                                ---------   ---------
Loss before provision for income taxes                                              (266)     (1,440)

   Provision for income tax benefits                                                 570          --
                                                                                ---------   ---------
Income (loss) before cumulative effect of a change in accounting principle           304      (1,440)

   Cumulative effect of changing accounting principle - goodwill
     valuation under SFAS 142                                                         --        (627)
                                                                                ---------   ---------
Income (loss) from continuing operations                                             304      (2,067)

   Income from discontinued operations of the SVI Training Products, Inc.
     subsidiary, net of applicable income taxes                                       --          50
                                                                                ---------   ---------
Net income (loss)                                                                    304      (2,017)

   Cumulative preferred dividends                                                   (272)       (254)
                                                                                ----------  ---------
Net income (loss) available to common stockholders                              $     32    $ (2,271)
                                                                                =========   =========

Basic income (loss) per share:
   Income (loss) before cumulative effect of a change in accounting principle   $   0.01    $  (0.05)
   Cumulative effect of a change in accounting principle - goodwill
     valuation under SFAS 142                                                         --       (0.02)
                                                                                ---------   ---------
   Income (loss) from continuing operations                                         0.01       (0.07)
   Income from discontinued operations                                                --          --
   Cumulative preferred dividends                                                  (0.01)      (0.01)
                                                                                ---------   ---------
        Net income (loss) available to common stockholders                      $     --    $  (0.08)
                                                                                =========   =========
Diluted income (loss) per share:
   Income (loss) before cumulative effect of a change in accounting principle   $     --    $  (0.05)
   Cumulative effect of a change in accounting principle - goodwill
     valuation under SFAS 142                                                         --       (0.02)
                                                                                ---------   ---------
   Income (loss) from continuing operations                                           --       (0.07)
   Income from discontinued operations                                                --          --
   Cumulative preferred dividends                                                     --       (0.01)
                                                                                ---------   ---------
        Net income (loss) available to common stockholders                      $     --    $  (0.08)
                                                                                =========   =========
  Weighted-average common shares outstanding:
      Basic                                                                       31,615      28,512
      Diluted                                                                     64,743      28,512

                        The accompanying notes are an integral part of these
                            condensed consolidated financial statements.

                                                 4

                           ISLAND PACIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                                             THREE MONTHS ENDED JUNE 30,
                                                                                   2003       2002
                                                                                 --------   --------
                                                                             (As restated -
                                                                              See Note 11)
Cash flows from operating activities:
   Net income (loss)                                                             $   304    $(2,017)
   Adjustments to reconcile net income (loss) to net cash
     used for operating activities:
     Depreciation and amortization                                                   868      1,034
     Cumulative effect of a change in accounting principle - goodwill
       valuation under SFAS 142                                                       --        627
     Amortization of debt discount and conversion option                             170         99
     Common stock issued for services rendered                                        25         15
   Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable and other receivables                                    (2,716)      (965)
     Income tax refund receivable                                                   (845)        --
     Inventories                                                                       5          4
     Prepaid expenses and other assets                                               (74)       (59)
     Accounts payable and accrued expenses                                          (866)       (29)
     Income tax payable                                                              271         (1)
     Accrued interest on stockholders' loans, convertible notes and term loan         57        271
     Deferred revenue                                                              1,483       (350)
                                                                                 --------   --------
Net cash used for operating activities                                            (1,318)    (1,371)
                                                                                 --------   --------

Cash flows from investing activities:
   Purchases of furniture and equipment                                              (11)       (26)
   Capitalized software development costs                                           (900)      (194)
                                                                                 --------   --------
Net cash used for investing activities                                              (911)      (220)
                                                                                 --------   --------

Cash flows from financing activities:
   Sale of common stock, net of offering costs                                     7,264         --
   Decrease in amount due to stockholders, net                                        --        (70)
   Proceeds from convertible debts                                                   700        874
   Proceeds from short-term loan from related party                                   --         70
   Payments on short-term loan from related party                                     --        (70)
                                                                                 --------   --------
Net cash provided by financing activities                                          7,964        804
                                                                                 --------   --------

Effect of exchange rate changes on cash                                               (1)        (2)
                                                                                 --------   --------

Net increase (decrease) in cash and cash equivalents                               5,734       (789)
Cash and cash equivalents, beginning of period                                     1,319      1,309
                                                                                 --------   --------
Cash and cash equivalents, end of period                                         $ 7,053    $   520
                                                                                 ========   ========

Supplemental disclosure of cash flow information:
   Interest paid                                                                 $    61    $    10

Supplemental schedule of non-cash investing and financing activities:
   Issued 100,000 shares of common stock for services in connection
     with an equity financing in December 2000                                        --    $    45
   Issued 140,000 shares of common stock to pay for penalty for late
     effectiveness of the registration statement                                      --    $    60
   Received 262,500 shares of common stock related to early termination
     of a service contract                                                            --    $  (210)
   Issued 9,849 and 151,666 shares of common stock as payments for bonuses
     and services rendered in prior periods                                      $     8    $    66

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

CONVERTIBLE DEBENTURES (AS RESTATED)

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

In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures amounted to $715,000 and is being amortized over the term of the debentures. We recognized an interest expense of $83,000 in the quarter ended June 30, 2003.

The March '03 Debenture Investors also received warrants to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.02 per share. The warrants expire five years from the date of issuance. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was $625,000 and is being amortized as interest expense over the term of the convertible debentures. We recorded an interest expense of $72,000 in the quarter ended June 30, 2003.

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

In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures amounted to $69,000 and is being amortized over the term of the debt. We recognized this interest expense of $8,000 in the quarter ended June 30, 2003.

The debenture issued to the April '03 Debenture investor was accompanied by a five-year warrant to purchase 156,311 shares of our common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $63,000 and is being amortized as interest expense over the term of the convertible debentures. We recorded an interest expense of $7,000 in the quarter ended June 30, 2003.

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

In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures amounted to $38,000 and is being amortized over the life of the debt. We recognized this interest expense of $3,000 in the quarter ended June 30, 2003.

These debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants is $39,000 and is being amortized as interest expense over the term of the convertible debentures. We recorded an interest expense of $3,000 in the quarter ended June 30, 2003.

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

As of June 30, 2003 and March 31, 2003, the balance of all the 9% convertible debentures was as follows (in thousands):

                                                        June 30,     March 31,
                                                          2003          2003
                                                       ----------    ----------
                                                     (As restated)

         Convertible debentures                        $   4,231     $   3,500
         Less:  unamortized debt discount                  1,371           625
                                                       ----------    ----------
                                                           2,860         2,875
         Current portion                                     951           149
                                                       ----------    ----------
         Long-term portion                             $   1,909     $   2,726
                                                       ==========    ==========

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

NOTE 7 - EARNINGS (LOSS) PER SHARE (AS RESTATED)

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

                                                    Three months ended June 30,
                                                       2003          2002
                                                    ----------    -----------
                                                   (As restated)
            Net income (loss) available to
                common stockholders                 $      32     $   (2,271)
                                                    ==========    ===========

             Basic weighted average shares             31,615         28,512
             Dilutive common stock equivalent          33,128             --
                                                    ----------    -----------
             Diluted weighted average shares           64,743         28,512
                                                    ==========    ===========
             Basic and diluted earnings (loss)
                per share available to common
                stockholders                        $      --     $    (0.08)
                                                    ==========    ===========


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
                                                                     ===========

NOTE 8 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA (AS RESTATED)

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

                                                         Quarters Ended June 30,
                                                             2003        2002
                                                          ----------  ----------
                  Revenues:
                     United States                        $   4,925   $   4,429
                     United Kingdom                             541         464
                                                          ----------  ----------
                         Total revenues                   $   5,466   $   4,893
                                                          ==========  ==========

                                                           June 30,    March 31,
                                                             2003        2003
                                                          ----------  ----------
                                                          (Restated)
                  Identifiable assets:
                     United States                        $  45,835   $  37,146
                     United Kingdom                           1,082         491
                                                          ----------  ----------
                         Total identifiable assets        $  46,917   $  37,637
                                                          ==========  ==========

For the three months ended June 30, 2003 and 2002, revenues from one customer, Toys "R" Us, Inc., accounted for 24% and 42% of total revenues, respectively.

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

A summary of the revenues and operating income (loss) attributable to each of these business units and identifiable assets is as follows (in thousands):

                                                                     Three months ended June 30,
                                                                         2003        2002
                                                                       ---------   ---------
                                                                     (As restated)
     Revenues:
               Retail Management Solutions                             $  5,064    $  4,445
               Store Solutions                                              402         448
                                                                       ---------   ---------
                    Total revenues                                     $  5,466    $  4,893
                                                                       =========   =========

     Operating income (loss):
               Retail Management Solutions                             $    969    $     (4)
               Store Solutions                                             (224)       (381)
               Other (see below)                                           (734)       (647)
                                                                       ---------   ---------
                    Total operating income (loss)                      $     11    $ (1,032)
                                                                       =========   =========

     Depreciation:
               Retail Management Solutions                             $     30    $     49
               Store Solutions                                                9          13
               Other (see below)                                             17          25
                                                                       ---------   ---------
                    Total depreciation                                 $     56    $     87
                                                                       =========   =========

     Other operating loss:
               Depreciation                                            $    (17)        (25)
               Administrative costs and other non-allocated expenses       (717)       (622)
                                                                       ---------   ---------
                    Total other operating loss                         $   (734)   $   (647)
                                                                       =========   =========

                                                                       June 30,    March 31,
                                                                         2003        2003
                                                                       ---------   ---------
                                                                      (Restated)
     Identifiable assets:
               Retail Management Solutions                             $ 34,151    $ 31,953
               Store Solutions                                            4,132       4,404
                                                                       ---------   ---------
                    Total                                              $ 38,283    $ 36,357
                                                                       =========   =========
     Goodwill, net of amortization:
               Retail Management                                       $ 13,903    $ 13,903
               Store Solutions                                              892         892
                                                                       ---------   ---------
                    Total                                              $ 14,795    $ 14,795
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

NOTE 11 - RESTATEMENT

Subsequent to the issuance of our condensed consolidated financial statements for the three months ended June 30, 2003, our management determined that:

o The revenues and cost of revenues should be presented separately as product and services revenues,

o The amortization of capitalized software should be reported as cost of product revenue, and

o The beneficial conversion interest should be capitalized and amortized over the term of the convertible debt.

As a result, the condensed consolidated financial statements for the three months ended June 30, 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                                        As Previously   Restatement          As
                                                                          Reported       Adjustment        Restated    Reference
                                                                        ------------    -------------    ------------    -----
        At June 30, 2003:
                Convertible debentures                                  $     2,636      $      (727)     $     1,909     [1]
                Total liabilities                                            15,283             (727)          14,556
                Additional paid-in capital                                   56,351              708           57,059     [2]
                Accumulated deficit                                         (40,205)              19          (40,186)    [5]

        For the three-month period ended June 30, 2003:
                Cost of revenues                                        $     1,654      $       583      $     2,237     [3]
                Gross profit                                                  3,812             (583)           3,229
                Depreciation and amortization                                   868             (583)             285     [4]
                Total expenses                                                3,801             (583)           3,218
                Interest expense                                               (311)              19             (292)    [5]
                Net income                                                      285               19              304
                Net income available to common stockholders                      13               19               32


1. Convertible debentures were revised to reflect the proper capitalization of beneficial conversion interest and debt discount charges.

2. Additional paid-in capital was revised to reclassify a beneficial conversion charge, previously charged against additional paid-in capital.

3. Cost of revenues was revised to include amortization of capitalized software in the amount of $583,000 in the three-month period ended June 30, 2003, previously reported as depreciation and amortization expense.

4. Depreciation and amortization was revised to re-classify amortization of capitalized and purchased software in the amount of $583,000 to cost of revenues.

5. Interest expense and accumulated deficit were revised to include amortization of beneficial conversion interest charges totaling $88,000 and capitalize $107,000 beneficial conversion interest charges previously expensed.

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

OVERVIEW

We are a provider of software solutions and services to the retail industry. We provide solutions that help retailers understand, create, manage and fulfill consumer demand. We derive the majority of our revenues from three sources: the initial sale of application software licenses, or license revenues, professional services and support, or maintenance services. Application software license fees are dependent upon the sales volume of our customers, the number of users of the application(s), and/or the number of locations in which the customer plans to install and utilize the application(s). As the customer grows in sales volume, adds additional users and/or adds additional locations, we charge additional license fees. Professional services relate to implementation of our software, training of customer personnel and modification or customization work. Support, maintenance and software updates are a source of recurring revenues and are generally based on a percentage of the software license revenues and are charged on an annual basis pursuant to renewable maintenance contracts. We typically charge for professional services including consulting, implementation and project management services on an hourly basis.

As the vast majority of our revenues are derived from the retail industry, we are heavily dependent on the financial strength of retailers and their capital budgets. Deterioration in the health of retailers or a reduction in their capital budget or a decision to delay the purchase of new systems have a direct impact on our business. Our sales cycles are long, generally three to twelve months, and our ability to close a pipeline of potential transaction is very unpredictable. As such, management believes that license revenue and growth in license revenue are the best indicator of the Company's business as they signify either new customers or an expansion of licenses of existing customers. While there's generally a time lag between a sale of new license and when we provide services and support, an increase in license revenue will generally lead to an increase in services and support revenues in future quarters.

RESTATEMENT OF QUARTERLY INFORMATION

As discussed in the notes to condensed consolidated financial statements, we restated our June 30, 2003 financial statements to:

1. Present revenues and cost of revenues separately as product and services and corresponding cost of revenues,

2. Report amortization of software products as cost of product revenue, and

3. Capitalize and recognize amortization of debt discount and beneficial conversion charge as interest expense over the term of the debt.

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

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES

Product revenues increased $1.1 million, or 52%, to $3.2 million in the quarter ended June 30, 2003 from $2.1 million in the quarter ended June 30, 2002, primarily due to an increase of $0.6 million in new licenses and $0.3 million from the sale of partner products. Services revenues decreased by $0.5 million, or 18% to $2.3 million in the quarter ended June 30, 2003 from $2.8 million in the quarter ended June 30, 2002 primarily due to a $0.7 million decrease from Toys R Us., Inc. "(Toys"), offset by a $0.2 million increase in services. Total revenues increased $0.6 million, or 12%, to $5.5 million in the quarter ended June 30, 2003 from $4.9 million in the quarter ended June 30, 2002 due to the above factors. Excluding Toys revenues of $1.3 million and $2.0 million in the quarter ended June 30, 2003 and June 30, 2002, respectively, total revenues were $4.2 million for the quarter ended June 30, 2003 compared to $2.9 million in the quarter ended June 30, 2002, a 45% increase.

COST OF REVENUES/GROSS PROFIT

Cost of revenues decreased by $0.6 million, or 21%, to $2.2 million in the quarter ended June 30, 2003 from $2.8 million in the quarter ended June 30, 2002. Cost of product revenues increased $0.1 million, or 9%, to $1.2 million in the quarter ended June 30, 2003 from $1.1 million in the quarter ended June 30, 2002. Cost of services revenue decreased $0.7 million, or 41%, to $1.0 million in the quarter ended June 30, 2003 from $1.7 million in the quarter ended June 30, 2002. Total gross profit increased $1.1 million, or 52%, to $3.2 million in the quarter ended June 30, 2003 from $2.1 million in the quarter ended June 30, 2002. Total gross profit was 58% and 43% for the quarter ended June 30, 2003 and June 30, 2002, respectively, as product revenues, which carry a higher gross margin, accounted for 58% of total revenues in the quarter ended June 30, 2003 compared to 43% in the quarter ended June 30, 2002. Gross profit on products was 63% and 48% for the quarters ended June 30, 2003 and June 30, 2002, respectively, while gross profit on services was 57% and 39% for the quarters ended June 30, 2003 and June 30, 2002, respectively. Amortization of capitalized software included in cost of product revenues decreased to $0.6 million in the quarter ended September 30, 2003 from $0.7 million in the quarter ended September 30, 2002. The increase in gross margin for product revenues is due primarily to the increase in product revenues combined with a decrease in the amortization of capitalized software costs. The increase in gross margin on services was due to primarily to a decrease, in the quarter ended June 30, 2003, of the percentage of reimbursed costs, which carry 100% costs, as a percentage of total services as well as less modification work performed in the quarter ended June 30, 2003, which generally carry lower margins.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization remained at $0.3 million in the quarter ended June 30, 2003 and June 30, 2002.

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

OPERATING INCOME

Operating income from continuing operations, which included depreciation and amortization expense, was $0.01 million for the quarter ended June 30, 2003, compared to a loss from continuing operations of $1.0 million for the quarter ended June 30, 2002.

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

Operating activities used cash of $1.3 million in the three months ended June 30, 2003 and $1.4 million in the three months ended June 30, 2002. Cash used for operating activities in the three months ended June 30, 2003 resulted from $3.6 million increase in accounts receivable and other receivables and $0.9 million decrease in accounts payable and accrued expenses; offset in part by $0.3 million net income, $0.9 million of non-cash depreciation and amortization, $0.2 million of non-cash amortization of debt discount related to the convertible debentures and $1.5 million increase in deferred revenue.

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

Accounts receivable increased to $6.7 million at June 30, 2003 from $4.0 million at March 31, 2003. The increase was due to $1.5 million in semi-annual maintenance service billings for the period of July 2003 through December 2003 (with a balancing liability recorded for deferred revenue), $0.7 million increase in current receivables from new sales and $0.4 million increase in unbilled receivables.

We believe that our cash and cash equivalent and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. Our future capital requirements depend on many factors, including our application development, sales and marketing activities. In addition, we have incurred losses for the last three fiscal years. In the next twelve months, we anticipate raising additional capital through public or private equity or debt financings. In the long-term, we anticipate that cash from operations will be sufficient to provide liquidity for our normal operating requirements. As such, we do not know whether additional financing will be available when needed, or available on terms acceptable to us. We may raise capital through public or private equity or debt financings. If we are unable to raise the needed funds, we may be forced to curtail some or all of our activities and we may not be able to grow.


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
                                          -------

BUSINESS RISKS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN OUR FORM 10-K/A FOR THE YEAR ENDED MARCH 31, 2003 AND FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2003. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THOSE DESCRIBED BELOW, RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS COULD BE HARMED, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. SEE THE NOTE REGARDING FORWARD-LOOKING STATEMENTS INCLUDED AT THE BEGINNING OF ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THIS FORM 10-Q/A.

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

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 10% and 9% of our net sales were in the United Kingdom, in the three months ended June 30, 2003 and 2002, respectively. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international revenues and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

WE HAVE A SINGLE CUSTOMER REPRESENTING A SIGNIFICANT AMOUNT OF OUR BUSINESS.

Toys "R" Us, Inc. ("Toys") accounted for 24% and 42% of our total revenues for the three months ended June 30, 2003 and 2002, respectively. While we have a development agreement with this customer, Toys has the right to terminate the agreement without cause with limited advance notice. A reduction, delay or cancellation of orders from Toys would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Revenues are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 10% and 9% of our total revenues were denominated in currencies other than the U.S. dollar for the quarters ended June 30, 2003 and 2002, respectively.


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

99.1          Certification of Principal Executive Officer.

99.2          Certification of Principal Financial Officer.

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

                               Island Pacific, Inc.
                               Registrant

                               /S/ Ran Furman
                               -------------------------------------------------
Date:  November 15, 2004       Ran Furman
                               Chief Financial Officer

                               Signing on behalf of the registrant

                            FORM 10-Q CERTIFICATIONS

I, Michael Tomczak, certify that:

    1. I have reviewed this quarterly report on Form 10-Q/A of Island Pacific, Inc.;

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

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 15, 2004       /s/ Michael Tomczak
                               -------------------------------------------------
                               Michael Tomczak
                               President, Chief Operating Officer and Director
                               (Principal Executive Officer)

                            FORM 10-Q CERTIFICATIONS

I, Ran Furman, certify that:

    1. I have reviewed this quarterly report on Form 10-Q/A of Island Pacific, Inc.;

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

Date:  November 15, 2004       /s/ Ran Furman
                               -------------------------------------------------
                               Ran Furman
                               Chief Financial Officer
                               (Principal Financial Officer)