Form 10-Q/A
period 2003-09-30
ISLAND PACIFIC INC
filed 2004-11-16
CIK 866535

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

                               EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is an amendment to the Form 10-Q filed by the Company on November 12, 2003 for the quarter ended September 30, 2003.

This quarterly report on Form 10-Q/A is being filed to reflect the restatement of the Company's Condensed Consolidated Financial Statements (the
"Restatement"). The Restatement reflects the following:

         1. Reversal of revenue recognized on an one-time sale of software technology rights,

         2. Presentation of total revenues and cost of revenues as product and services revenues and corresponding costs of revenues,

         3. Reclassification of amortization expense of software products from depreciation and amortization expense to cost of product revenue,

         4. Capitalization and amortization of debt discount and beneficial conversion charges as interest expense over the term of the debt, and

         5. Re-classification of a convertible note payable from equity to liabilities.

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


THIS REPORT DOES NOT OTHERWISE ATTEMPT TO UPDATE THE INFORMATION PROVIDED HEREIN BEYOND THE ORIGINAL FILING DATE.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2003
               (Restated) and March 31, 2003 ..................................3

         Condensed Consolidated Statements of Operations for the Three
               Months and Six Months Ended September 30, 2003 and
               and 2002 (Restated).............................................4

         Condensed Consolidated Statements of Cash Flows for the Six
               Months Ended September 30, 2003 and 2002 (Restated).............5

         Notes to Condensed Consolidated Financial Statements .................6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........38

Item 4.  Controls and Procedures..............................................38

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................39

Item 2.  Changes in Securities and Use of Proceeds............................40

Item 4.  Submission of Matters to a Vote of Security Holders..................40

Item 6.  Exhibits and Reports on Form 8-K.....................................41

SIGNATURES....................................................................43

CERTIFICATIONS................................................................44


PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share amounts)

                                                                                    SEPTEMBER 30,    MARCH 31,
                                                                                        2003           2003
                                                                                      ---------      ---------
                                                                                   (As restated -
                                                                                     See Note 14)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $  1,052       $  1,319
   Accounts receivable, net of allowance for doubtful accounts of $203 and $372,
      respectively                                                                       4,614          3,974
   Income tax refund receivable                                                            846             --
   Other receivables, including $0 and $3 from related parties, respectively                87             97
   Inventories                                                                              84             91
   Current portion of non-compete agreements                                               917            917
   Net assets from discontinued operations                                                  --            309
   Prepaid expenses and other current assets                                               618            225
                                                                                      ---------      ---------
       Total current assets                                                              8,218          6,932

Note receivable                                                                            171             --
Property and equipment, net                                                                370            380
Purchased and capitalized software, net                                                 15,846         14,804
Goodwill, net                                                                           14,795         14,795
Non-compete agreements, net                                                                209            668
Other assets                                                                                29             58
                                                                                      ---------      ---------
       Total assets                                                                   $ 39,638       $ 37,637
                                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Debt due to stockholders                                                           $     --       $  1,320
   Convertible note                                                                        500            500
   Current portion of long-term debts                                                       --            149
   Accounts payable                                                                        483          2,941
   Accrued expenses                                                                      2,896          4,517
   Deferred revenue                                                                      1,686          1,561
   Income tax payable                                                                      398             --
                                                                                      ---------      ---------
       Total current liabilities                                                         5,963         10,988

Convertible debentures, net of debt discount of $0 and $625, respectively                   --          2,726
Convertible note                                                                         1,383             --
Other long-term liabilities                                                                 68             81
                                                                                      ---------      ---------
       Total liabilities                                                                 7,414         13,795
                                                                                      ---------      ---------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.0001 par value; 5,000,000 shares authorized; Series A
   Convertible Preferred, 7.2% cumulative 141,100 shares authorized and outstanding with a stated value of $100 per share, dividends in arrears of
     $1,439 and $1,269, respectively                                                    14,100         14,100
   Committed common stock - 2,500,000 shares                                                --          1,383
   Common stock, $.0001 par value; 100,000,000 shares authorized; 43,987,176 and
     42,199,632 shares issued; and 43,987,176 and 31,499,632 shares outstanding              4              4
   Additional paid in capital                                                           62,801         57,751
   Accumulated deficit                                                                 (44,681)       (40,490)
   Treasury stock, at cost; shares - 10,700,000                                             --         (8,906)
                                                                                      ---------      ---------
       Total stockholders' equity                                                       32,224         23,842
                                                                                      ---------      ---------

       Total liabilities and stockholders' equity                                     $ 39,638       $ 37,637
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

                                                      3

                                          ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except per share data)

                                                                   Three Months Ended             Six Months Ended
                                                                      September 30,                 September 30,
                                                                   2003           2002           2003           2002
                                                                 ---------      ---------      ---------      ---------
                                                                (As restated - See Note 14)   (As restated - See Note 14)
Revenues:
  Product                                                        $  1,825       $  1,975       $  5,011       $  4,099
  Services                                                            954          1,822          3,234          4,591
                                                                 ---------      ---------      ---------      ---------
    Total revenues                                                  2,779          3,797          8,245          8,690
Cost of revenues:
  Product                                                           1,177          1,185          2,401          2,271
  Services                                                            476          1,157          1,489          2,842
                                                                 ---------      ---------      ---------      ---------
    Total cost of revenues                                          1,653          2,342          3,890          5,113
                                                                 ---------      ---------      ---------      ---------
       Gross profit                                                 1,126          1,455          4,355          3,577

Expenses:
  Application development                                             585          1,343            722          2,244
  Depreciation and amortization                                       280            315            565            631
  Selling, general and administrative                               3,001          1,890          5,797          3,827
                                                                 ---------      ---------      ---------      ---------
       Total expenses                                               3,866          3,548          7,084          6,702
                                                                 ---------      ---------      ---------      ---------

Loss from operations                                               (2,740)        (2,093)        (2,729)        (3,125)

Other income (expense):
  Interest income                                                     (17)            --              9              1
  Other income (expense)                                             (167)             3           (178)             2
  Interest expense                                                 (1,504)          (985)        (1,796)        (1,393)
                                                                 ---------      ---------      ---------      ---------
       Total other expenses                                        (1,688)          (982)        (1,965)        (1,390)
                                                                 ---------      ---------      ---------      ---------

Loss before provision for income taxes                             (4,428)        (3,075)        (4,694)        (4,515)

  Provision for income taxes (benefits)                                67              1           (503)             1
                                                                 ---------      ---------      ---------      ---------
Loss before cumulative effect of a change in
  accounting principle                                             (4,495)        (3,076)        (4,191)        (4,516)

    Cumulative effect of changing accounting principle -
         goodwill valuation under SFAS 142                             --             --             --           (627)
                                                                 ---------      ---------      ---------      ---------
Loss from continuing operations                                    (4,495)        (3,076)        (4,191)        (5,143)

    Income from discontinued operations of the SVI Training
         Products Inc, subsidiary, net of applicable income
         taxes                                                         --            109             --            159
                                                                 ---------      ---------      ---------      ---------
Net loss                                                           (4,495)        (2,967)        (4,191)        (4,984)

    Cumulative preferred dividends                                   (282)          (254)          (554)          (508)
                                                                 ---------      ---------      ---------      ---------
Net loss available to common stockholders                        $ (4,777)      $ (3,221)      $ (4,745)      $ (5,492)
                                                                 =========      =========      =========      =========
Basic and diluted earnings (loss) per share:
    Loss before cumulative effect of a change in
        accounting principle                                     $  (0.13)      $  (0.10)      $  (0.12)      $  (0.16)
    Cumulative effect of a change in accounting principle -
        goodwill valuation under SFAS 142                              --             --             --          (0.02)
                                                                 ---------      ---------      ---------      ---------
    Loss from continuing operations                                 (0.13)         (0.10)         (0.12)         (0.18)
    Income from discontinued operations                                --             --             --           0.01
    Cumulative preferred dividends                                  (0.01)         (0.01)         (0.02)         (0.02)
                                                                 ---------      ---------      ---------      ---------
        Net loss available to common stockholders                $  (0.14)       $ (0.11)      $  (0.14)      $  (0.19)
                                                                 =========      =========      =========      =========

Basic and diluted weighted-average common shares outstanding:      34,417         28,855         33,264         28,685

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                           4

                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                                                        2003          2002
                                                                                      --------      --------
                                                                                    (As restated - See Note 14)
Cash flows from operating activities:
   Net loss                                                                           $(4,191)      $(4,984)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                      1,766         2,082
     Cumulative effect of a change in accounting principle - goodwill
       valuation under SFAS 142                                                            --           627
     Gain on disposal of furniture and equipment                                          169            --
     Amortization of debt discount and conversion option                                1,542           879
     Stock-based compensation                                                             126             8
     Common stock issued for services rendered                                             25            64
   Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable and other receivables                                           (630)          417
     Income tax refund receivable                                                        (846)           --
     Inventories                                                                            7             7
     Prepaid expenses and other assets                                                   (363)          (34)
     Accounts payable and accrued expenses                                             (3,880)          348
     Income tax payable                                                                   398          (106)
     Accrued interest on stockholders' loans, convertible notes and term loan             187           465
     Deferred revenue                                                                     125        (1,696)
                                                                                      --------      --------
Net cash used for operating activities                                                 (5,565)       (1,923)
                                                                                      --------      --------
Cash flows from investing activities:
   Payment received from note receivable                                                    9            --
   Purchases of furniture and equipment                                                  (264)          (26)
   Capitalized software development costs                                              (2,243)         (255)
                                                                                      --------      --------
Net cash used for investing activities                                                 (2,498)         (281)
                                                                                      --------      --------
Cash flows from financing activities:
   Sale of common stock, net of offering costs                                          7,232            --
   Decrease in amount due to stockholders, net                                             --          (287)
   Proceeds from committed stock                                                          700         1,383
   Payments on term loan and debentures                                                  (135)         (125)
   Proceeds from short-term loan from related party                                        --           120
   Payments on short-term loan from related party                                          --           (70)
                                                                                      --------      --------
Net cash provided by financing activities                                               7,797         1,021
                                                                                      --------      --------

Effect of exchange rate changes on cash                                                    (1)           (2)
                                                                                      --------      --------
Net decrease in cash and cash equivalents                                                (267)       (1,185)
Cash and cash equivalents, beginning of period                                          1,319         1,309
                                                                                      --------      --------
Cash and cash equivalents, end of period                                              $ 1,052       $   124
                                                                                      ========      ========
Supplemental disclosure of cash flow information:
    Interest paid                                                                     $   134       $   246

Supplemental schedule of non-cash investing and financing activities:
    Issued 4,103,161 shares of common stock upon conversion of the 9% debentures      $ 4,200            --
    Issued 2,287,653 shares of common stock upon conversion of the note due to
       stockholders                                                                   $ 1,374            --
    Issued 500,000 shares of common stock as payment for dividend on preferred
       stock                                                                          $   421            --
    Retired 10,700,000 shares of treasury stock                                       $(8,906)           --
    Issued 100,000 shares of common stock for services in connection with an
       equity financing in December 2000                                                   --       $    45
    Issued 140,000 shares of common stock to pay for penalty for late
       effectiveness of the registration statement                                         --       $    60
    Received 262,500 shares of common stock related to early termination
       of a service contract                                                               --       $  (210)
    Issued 84,849 and 568,380 shares of common stock as payments for bonuses
       and services rendered in prior periods                                         $    83       $   237

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

CONVERTIBLE NOTE DUE TO TOYS "R" US, INC. (RESTATED)

In May 2002, Toys "R" Us, Inc. ("Toys"), our major customer, agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 shares of common stock. In connection with this transaction, Toys signed a two-year software development and services agreement (the "Development Agreement") that expires in February 2004. The note is non-interest bearing, and the face amount is either convertible into shares of our common stock valued at $0.553 per share or payable in cash at our option, at the end of the term. The note is due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the Development Agreement. We do not have the right to prepay the convertible note before the due date. The face amount of the note is 16% of the $1.3 million purchase price as of May 29, 2002, and increases by 4% of the $1.3 million purchase price on the last day of each succeeding month, until February 28, 2004, when the face amount is the full $1.3 million purchase price. The face amount will cease to increase if Toys terminates the Development Agreement for a reason other than the Company's breach. The face amount will be zero if we terminate the Development Agreement due to an uncured breach by Toys of the Development Agreement.

The warrant entitles Toys to purchase up to 2,500,000 of the shares of our common stock at $0.553 per share. The warrant is initially vested as to 400,000 shares as of May 29, 2002, and vests at the rate of 100,000 shares per month until February 28, 2004. The warrant will cease to vest if Toys terminates the Development Agreement for a reason other than the Company's breach. The warrant will become entirely non-exercisable if the Company terminates the Development Agreement due to an uncured breach by Toys of the Development Agreement. Toys may elect a "cashless exercise" where a portion of the warrant is surrendered to pay the exercise price.

The note conversion price and the warrant exercise price are each subject to a 10% reduction in the event of an uncured breach by us of certain covenants to Toys. These covenants do not include financial covenants. Conversion of the note and exercise of the warrant each require 75 days advance notice. We also granted Toys certain registration rights for the shares of our common stock into which the note is convertible and the warrant is exercisable.

In November 2002, the Board decided that this note will be converted solely for equity and will not be repaid in cash. The note had therefore been classified as equity at March 31, 2003. However, in order to comply with SFAS 150, "Accounting for Certain Financial Instruments Uncertainties of Both Liabilities and Equity", we have re-classified this note from equity to liabilities at September 30, 2003. Subsequent to September 30, 2003, the note was repaid by offsetting against outstanding receivables from Toys as opposed to the issuance of common stock.

In accordance with generally accepted accounting principles, the difference between the conversion price of the note of $0.553 and our stock price on the date of issuance of the notes amounted to $473,000 and being amortized over the term of the note. A total of 151,000 had been amortized during the period of the date of issuance to the date the note was classified as equity. At September 30, 2002 when the note was classified as equity, the remaining balance of $322,000 was expensed.

We have also allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was $406,000 and being amortized over the term of the note. A total of $19,000 had been amortized during the period from the date of issuance to the date the note was classified as equity. At September 30, 2002 when the note was classified as equity, the remaining balance of $387,000 was expensed.

CONVERTIBLE DEBENTURES (RESTATED)

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

In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures amounted to $715,000 and was being amortized over the term of the debentures. A total of $165,000 had been amortized during the period from the date of issuance to the date of conversion into common stock. Upon conversion of the debentures into common stock, the remaining balance of $550,000 was expensed.

The March '03 Debenture Investors also received warrants to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.02 per share. The warrants expire five years from the date of issuance. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was $625,000 and was being amortized over the term of the convertible debentures. A total of $144,000 had been amortized during the period from the date of issuance to the date of conversion into common stock. Upon conversion of the debentures into common stock, the remaining balance of $481,000 was expensed.


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


In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures amounted to $69,000 and was being amortized over the term of the debenture. A total of $16,000 had been amortized during the period from the date of issuance to the date of conversion into common stock. Upon conversion of the debenture into common stock, the remaining balance of $53,000 was expensed.

The debenture issued to the April '03 Debenture investor was accompanied by a five-year warrant to purchase 156,311 shares of our common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $63,000 and was being amortized as interest expense over the term of the convertible debenture. A total of $15,000 had been amortized during the period from the date of issuance to the date of conversion into common stock. Upon conversion of the debentures into common stock, the remaining balance of $48,000 was expensed.


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


In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures amounted to $38,000 and was being amortized over the term of the debentures. A total of $7,000 had been amortized during the period from the date of issuance to the date of conversion into common stock. Upon conversion of the debentures into common stock, the remaining balance of $31,000 was expensed.

These debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants is $39,000 and was being amortized as interest expense over the life of the convertible debentures. A total of $7,000 had been amortized during the period from the date of issuance to the date of conversion into common stock. Upon conversion of the debentures into common stock, the remaining balance of $32,000 was expensed.


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

NOTE 8 - EARNINGS (LOSS) PER SHARE (RESTATED)

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

                                             Three months ended September 30,    Six months ended September 30,
                                                   2003          2002                  2003           2002
                                                ---------     ---------              ---------     ---------
         Net loss available to
           common stockholders                  $ (4,777)     $ (3,221)              $ (4,745)     $ (5,492)
                                                =========     =========              =========     =========

         Basic and diluted weighted average
           shares                                 34,417        28,855                 33,264        28,685
                                                =========     =========              =========     =========

         Basic and diluted loss per share       $  (0.14)     $  (0.11)              $  (0.14)      $ (0.19)

The following potential common shares have been excluded from the computation of diluted net loss per share for the three and six months ended September 30, 2002, because the effect would have been anti-dilutive:

                                                                        2003             2002
                                                                    ------------     ------------
     Outstanding options under our stock option plans                 4,866,240        5,181,082
     Outstanding options granted outside our stock option plans       5,054,312        5,074,312
     Warrants issued in conjunction with private placements           6,330,281        4,232,000
     Warrants issued for services rendered                              748,169          804,002
     Convertible notes                                                  223,214        2,083,333
     Convertible note due to a major customer                         2,500,000        2,500,000
     Series A Convertible Preferred Stock                            18,444,424       18,576,750
                                                                    ------------     ------------
                  Total                                              38,116,640       38,451,479
                                                                    ============     ============

NOTE 9 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA (AS RESTATED)

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

                                  Three months ended September 30,     Six months ended September 30,
                                          2003         2002                  2003         2002
                                        --------     --------              --------     --------
                                     (As restated)                      (As restated)
         Revenues:
              United States             $ 2,288      $ 3,224               $ 7,214      $ 7,652
              United Kingdom                491          573                 1,031        1,038
                                        --------     --------              --------     --------
                   Total revenues       $ 2,779      $ 3,797               $ 8,245      $ 8,690
                                        ========     ========              ========     ========





                                                       September 30,       March 31,
                                                            2003             2003
                                                       -------------    -------------
                                                       (As restated)

        Identifiable assets from continuing operations:
              United States                            $     39,021     $     37,146
              United Kingdom                                    617              491
                                                       -------------    -------------
                   Total identifiable assets           $     39,638     $     37,637
                                                       =============    =============

For the three months ended September 30, 2003 and 2002, revenues from one major customer represents 7% and 27%, respectively, of total revenues. Revenues from this major customer represents 18% and 35% of total revenues for the six months ended September 30, 2003 and 2002, respectively. The accounts receivable balance from this major customer at September 30, 2003 and 2002 represents 45% and 9% of total accounts receivable.

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

A summary of the revenues and operating income (loss) attributable to each of these business units and identifiable assets is as follows (in thousands):

                                                               Three months ended            Six months ended
                                                                  September 30,                September 30,
                                                              2003           2002           2003           2002
                                                            ---------      ---------      ---------      ---------
                                                                  (As restated)                (As restated)
Revenues:
          Retail Management Solutions                       $  2,406       $  3,528       $  7,470       $  7,973
          Store Solutions                                        373            269            775            717
                                                            ---------      ---------      ---------      ---------
                                                            $  2,779       $  3,797       $  8,245          8,690
                                                            =========      =========      =========      =========
Operating income (loss):
          Retail Management Solutions                       $ (1,345)      $ (1,040)      $   (375)      $ (1,043)
          Store Solutions                                       (415)          (416)          (639)          (798)
          Other (see below)                                     (980)          (637)        (1,715)        (1,284)
                                                            ---------      ---------      ---------      ---------
               Total operating income (loss)                $ (2,740)      $ (2,093)      $ (2,729)      $ (3,125)
                                                            =========      =========      =========      =========
Depreciation:
          Retail Management Solutions                       $     35       $     50       $     65       $    100
          Store Solutions                                          7             13             16             26
          Other (see below)                                        8             23             25             47
                                                            ---------      ---------      ---------      ---------
               Total depreciation                           $     50       $     86       $    106       $    173
                                                            =========      =========      =========      =========
Other operating loss:
          Depreciation                                      $    (8)       $   (23)       $   (25)       $    (48)
          Administrative costs and other non-allocated
            expenses                                           (972)          (614)        (1,690)         (1,236)
                                                            ---------      ---------      ---------      ---------
               Total other operating loss                   $  (980)       $  (637)       $(1,715)       $ (1,284)
                                                            =========      =========      =========      =========

                                                            September 30,     March 31,
                                                                2003            2003
                                                            ------------    ------------
                                                           (As restated)
Identifiable assets:
          Retail Management Solutions                       $    33,328     $    31,953
          Store Solutions                                         4,410           4,404
                                                            ------------    ------------
               Total                                        $    37,738     $    36,357
                                                            ============    ============
Goodwill, net of amortization:
          Retail Management                                 $    13,903     $    13,903
          Store Solutions                                           892             892
                                                            ------------    ------------
               Total                                        $    14,795     $    14,795
                                                            ============    ============

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

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS (AS RESTATED)

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 further clarifies accounting for derivative instruments. We believe the adoption of this statement will have no material impact on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS 150, the convertible note due to Toys was re-classified from equity to liabilities (see Note 4 under "Convertible Note Due to Toys "R" Us, Inc.").

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In June 2003, we entered into a development and marketing license agreement with a software and services company affiliated with one of our officers. Under this agreement, we obtain an exclusive right to sell and distribute this company's software. In return, we committed to fund $1.2 million toward development of this product. We also agreed to pay a royalty of 30% of the software license revenues up until we have recuperated all the development funding, at which point the royalty will increase to 50% thereafter. As of September 30, 2003, we've funded $275,000 toward development.


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


In June 2003, we entered into a development and marketing license agreement with a software and services company affiliated with one of our officers. Under this agreement, we obtain an exclusive right to sell and distribute this company's software. In return, we committed to fund $1.2 million toward development of this product. We also agreed to pay a royalty of 30% of the software license revenues up until we have recuperated all the development funding, at which point the royalty will increase to 50% thereafter. As of September 30, 2003, we've funded $275,000 toward development.

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


NOTE 14 - RESTATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the three and six months ended September 30, 2003, our management determined that:

o The revenue from a one-time sale of software technology rights should not be recognized,

o The revenues and cost of revenues should be presented separately as product and services revenues and corresponding costs of revenues,

o The amortization expense of software products should be reported as cost of product revenue,

o The debt discount and beneficial conversion charges should be capitalized and amortized over the term of the debt, and

o The convertible note payable to Toys should be re-classified from from equity to liabilities.

As a result, the condensed consolidated financial statement for the three and six months ended September 30, 2003 and 2002 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                                        As Previously    Restatement          As
                                                                           Reported       Adjustment       Restated    Reference
                                                                        -------------    ------------    ------------    -----
        At September 30, 2003:
                Accounts receivable, net                                $     8,514      $    (3,900)    $     4,614      [1]
                Current assets                                               12,118           (3,900)          8,218
                Total assets                                                 43,538           (3,900)         39,638
                Convertible note                                                 --            1,383           1,383      [2]
                Total liabilities                                             6,031            1,383           7,414
                Committed common stock                                        1,383           (1,383)             --      [2]
                Additional paid-in capital                                   61,526            1,275          62,801      [3]
                Accumulated deficit                                         (39,506)          (5,175)        (44,681)     [4]
                Total stockholders' equity                                   37,507           (5,283)         32,224

        For the three-month period ended September 30, 2003:
                Total revenues                                          $     6,679      $    (3,900)     $    2,779      [1]
                Cost of revenues                                              1,074              579           1,653      [5]
                Gross profit                                                  5,605           (4,479)          1,126
                Application development expense                                 546               39             585      [6]
                Depreciation and amortization                                   898             (618)            280      [7]
                Total expenses                                                4,445             (579)          3,866
                Interest expense                                               (209)          (1,295)         (1,504)     [8]
                Net income (loss)                                               700           (5,195)         (4,495)
                Net income (loss) available to common stockholders              418           (5,195)         (4,777)
                Basic and diluted EPS (loss) available to
                   common stockholders                                         0.01            (0.15)          (0.14)

        For the six-month period ended September 30, 2003:
                Total revenues                                          $    12,145      $    (3,900)    $     8,245      [1]
                Cost of revenues                                              2,728            1,162           3,890      [5]
                Gross profit                                                  9,417           (5,062)          4,355
                Application development expense                                 683               39             722      [6]
                Depreciation and amortization                                 1,766            1,201             565      [7]
                Total expenses                                                8,246           (1,162)          7,084
                Interest expense                                               (521)          (1,275)         (1,796)     [8]
                Net income (loss)                                               984           (5,175)         (4,191)
                Net income (loss) available to common stockholders              430           (5,175)         (4,745)
                Basic and diluted EPS (loss) available to
                   common stockholders                                         0.01            (0.15)          (0.14)

1. Accounts receivables and revenues were revised to reverse recognition of revenue and receivable from a one-time sale of software technology rights in the amount of $3.9 million.

2. Convertible note and committed stock were revised to re-classify the convertible note payable to Toys in the amount of $1,383,000 to liabilities.

3. Additional paid-in capital was revised to reflect the proper amortization of debt discount and beneficial conversion interest expense, previously charged against additional paid-in capital.

4. Accumulated deficit was revised to reverse revenue of $3.9 million from a one-time sale of software technology rights and recognize amortization expense of $1,275,000 in connection with the debt discount and beneficial conversion interest charges on the March '03, April '03 and May '03 debt financings.

5. Cost of revenues was revised to include amortization of capitalized software in the amount of $579,000 and $1,162,000 in the three and six-month periods ended September 30, 2003, respectively, previously reported as depreciation and amortization expense and to re-classify $39,000 expense to application development expense.

6. Application development expense was revised to include $39,000 expense in the periods ended September 30, 2003, previously reported as cost of revenues.

7. Depreciation and amortization was revised to re-classify amortization of software in the amounts of $579,000 and $1,201,000 in the three and six-month periods ended September 30, 2003, respectively, to cost of revenues.

8. Interest expense was revised to recognize amortization expense in connection with debt discount and beneficial conversion interest charges of $1,275,000 on the March '03, April '03 and May '03 debt financings.

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

RESTATEMENTS

As discussed in the notes to condensed financial statements, we restated our September 30, 2003 financial statements to:

         1. Reverse recognition of revenue from a one-time sale of software technology rights,

         2. Present revenues and cost of revenues separately as product and services and corresponding cost of revenues,

         3. Report amortization of software products as cost of product revenue,

         4. Capitalize and amortize of debt discount and beneficial conversion charge as interest expense over the term of the debt, and

         5. Re-classify the convertible note payable from equity to liabilities.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Product revenues decreased $0.2 million, or 10%, to $1.8 million in the quarter ended September 30, 2003 from $2.0 million in the quarter ended September 30, 2002, primarily due to a $0.4 million decrease in new licenses, offset by $0.2 million from the sale of partner products. Services revenues decreased by $0.8 million, or 44% to $1.0 million in the quarter ended September 30, 2003 from $1.8 million in the quarter ended September 30, 2002 primarily due to a $0.8 million decrease from Toys R Us., Inc. "(Toys"). Toys revenue in fiscal 2004 consisted primarily of implementation services. Toys had been a major customer since fiscal 2000 and terminated its contract in third quarter of fiscal 2004. As we don't anticipate additional material Toys revenue in the near future, the loss of Toys will have a significant impact on future revenues as we attempt to replace those revenues with revenues generated from new customers. Total revenues decreased $1.0 million, or 26%, to $2.8 million in the quarter ended September 30, 2003 from $3.8 million in the quarter ended September 30, 2002 due to the above factors. Excluding Toys revenues of $0.2 million and $1.0 million in the quarter ended September 30, 2003 and September 30, 2002, respectively, total revenues were $2.6 million for the quarter ended September 30, 2003 compared to $2.8 million in the quarter ended September 30, 2002, a 7% decrease.

COST OF REVENUES/GROSS PROFIT

Cost of revenues decreased by $0.6 million, or 26%, to $1.7 million in the quarter ended September 30, 2003 from $2.3 million in the quarter ended September 30, 2002. Cost of product revenues remained at $1.2 million in the quarter ended September 30, 2003 and the quarter ended September 30, 2002. Cost of services revenue decreased $0.7 million, or 58%, to $0.5 million in the quarter ended September 30, 2003 from $1.2 million in the quarter ended September 30, 2002. Total gross profit decreased $0.4 million, or 27%, to $1.1 million in the quarter ended September 30, 2003 from $1.5 million in the quarter ended September 30, 2002. Total gross profit was 39% for the quarter ended September 30, 2003 and September 30, 2002. Gross profit on products was 33% and 40% for the quarters ended September 30, 2003 and September 30, 2002, respectively, while gross profit on services was 50% and 33% for the quarters ended September 30, 2003 and September 30, 2002, respectively. Amortization of capitalized software included in cost of product revenues decreased to $0.6 million in the quarter ended September 30, 2003 from $0.7 million in the quarter ended September 30, 2002. The decrease in gross margin for product revenues is due primarily an increase in sale of partner products which carry lower margins than company licenses. The increase in gross margin on services was due primarily to a decrease, in the quarter ended September 30, 2003, of the percentage of reimbursed costs, which carry 100% costs, as a percentage of total services as well as decrease of Toys services in the quarter ended September 30, 2003, which generally carry lower margins.

APPLICATION DEVELOPMENT EXPENSE

Application development expense decreased by $0.7 million, or 54%, to $0.6 million in the quarter ended September 30, 2003 from $1.3 million in the quarter ended September 30, 2002. The decrease is primarily due to capitalizing $0.9 million development costs for new products. We've made significant investments in our new products in the current year. We anticipate these new products will be launched during the second half of the fiscal 2004. In the prior comparative period, research and development efforts was spent on enhancing existing products.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization remained at $0.3 million in the quarter ended September 30, 2003 and the quarter ended September 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $1.1 million, or 58%, to $3.0 million in the three months ended September 30, 2003 from $1.9 million in the three months ended September 30, 2002. Much of the current quarter was spent building the infrastructure and developing our sales organization.

LOSS FROM OPERATIONS

Loss from operations, which included depreciation and amortization expense, was $2.7 million for the quarter ended September 30, 2003, compared to a loss from operations of $2.1 million for the quarter ended September 30, 2002. Earnings from continuing operations before interest, provision for income taxes, depreciation, amortization and change in accounting principle was $2.1 million for the quarter ended September 30, 2003 compared to a loss of $1.0 million for the quarter ended September 30, 2002.

INTEREST EXPENSE

Interest expense increased by $0.5 million, or 50%, to $1.5 million in the quarter ended September 30, 2003 from $1.0 million in the quarter ended September 30, 2002. The increase is due primarily to $0.6 million in amortization of debt discount and beneficial conversion charges the convertible debt.

PROVISION FOR INCOME TAXES

Provision for income taxes for the quarters ended September 30, 2003 and 2002 are $67,000 and $1,000, respectively.

CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding Series A Preferred attributable to the quarter ended September 30, 2003 and 2002 were $0.3 million.

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Product revenues increased $0.9 million, or 22%, to $5.0 million in the six months ended September 30, 2003 from $4.1 million in the six months ended September 30, 2002, primarily due to a $0.6 million increase from the sale of partner products and $0.3 million increase in new licenses. Services revenues decreased by $1.4 million, or 30% to $3.2 million in the six months ended September 30, 2003 from $4.6 million in the six months ended September 30, 2002 primarily due to a $1.6 million decrease from Toys R Us., Inc. "(Toys"). Toys revenue in fiscal 2004 consisted primarily of implementation services. Toys had been a major customer since fiscal 2000 and terminated its contract in third quarter of fiscal 2004. As we don't anticipate additional material Toys revenue in the near future, the loss of Toys will have a significant impact on future revenues as we attempt to replace those revenues with revenues generated from new customers. Total revenues decreased $0.5 million, or 6%, to $8.2 million in the six months ended September 30, 2003 from $8.7 million in the six months ended September 30, 2002 due to the above factors. Excluding Toys revenues of $1.5 million and $3.1 million in the six months ended September 30, 2003 and September 30, 2002, respectively, total revenues were $6.7 million for the six months ended September 30, 2003 compared to $5.6 million in the six months ended September 30, 2002, a 20% increase.

COST OF REVENUES/GROSS PROFIT

Cost of revenues decreased by $1.2 million, or 24%, to $3.9 million in the six months ended September 30, 2003 from $5.1 million in the six months ended September 30, 2002. Cost of product revenues increased by $0.1 million, or 4%, to $2.4 million in the six months ended September 30, 2003 from $2.3 million in the six months ended September 30, 2002. Cost of services revenue decreased $1.3 million, or 46%, to $1.5 million in the six months ended September 30, 2003 from $2.8 million in the six months ended September 30, 2002. Total gross profit increased $0.8 million, or 22%, to $4.4 million in the six months ended September 30, 2003 from $3.6 million in the six months ended September 30, 2002. Total gross profit was 54% and 41% for the six months ended September 30, 2003 and September 30, 2002. Gross profit on products was 54% and 44% for the six months ended September 30, 2003 and September 30, 2002, respectively, while gross profit on services was 53% and 39% for the six months ended September 30, 2003 and September 30, 2002, respectively. Amortization of capitalized software included in cost of product revenues decreased to $1.2 million in the six months ended September 30, 2003 from $1.5 million in the six months ended September 30, 2002. The increase in gross margin for product revenues is due primarily to a $0.3 million increase in company licenses and a $0.3 million reduction in amortization of capitalized software costs in the six months ended September 30, 2003 compared to the six months ended September 30, 2002. The increase in gross margin on services was due primarily to a decrease of the percentage of reimbursed costs, which carry 100% costs, as a percentage of total services as well as decrease of Toys services in the quarter ended September 30, 2003, which generally carry lower margins. Reimbursed costs represented approximately 4% of total services revenues in the six months ended September 30, 2003 compared to 10% in the six months ended September 30, 2002.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization remained at $0.6 million in the six months ended September 30, 2003 and the six months ended September 30, 2002.

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

LOSS FROM OPERATIONS

Loss from operations, which included depreciation and amortization expense, was $2.7 million for the six months ended September 30, 2003, compared to a loss from operations of $3.1 million for the comparable period in prior year.

INTEREST EXPENSE

Interest expense increased by $0.4 million, or 29%, to $1.8 million in the six months ended September 30, 2003 from $1.4 million in the six months ended September 30, 2002. The increase is due primarily to $0.7 million increase in amortization of debt discount and beneficial conversion, offset by $0.3 million decrease in interest expense.

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

CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding Series A Preferred attributable to the six months ended September 30, 2003 and 2002 were $0.6 million and $0.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the six months ended September 30, 2003, we financed our operations using cash on hand, internally generated cash, proceeds from the sale of common stock and proceeds from sale of convertible debentures. At September 30, 2003 and March 31, 2003, we had cash of $1.1 million and $1.3 million, respectively.

Operating activities used cash of $5.6 million in the six months ended September 30, 2003 and $1.9 million in the six months ended September 30, 2002. Cash used for operating activities in the six months ended September 30, 2003 resulted from $4.2 million net loss, $0.6 million increase in accounts receivable and other receivables and $3.9 million decrease in accounts payable and accrued expenses; offset in part by $1.8 million of non-cash depreciation and amortization and $1.5 million amortization of debt discount and conversion option.

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

Accounts receivable increased to $4.6 million at September 30, 2003 from $4.0 million at March 31, 2003. The increase is primarily due to $3.9 million in current receivable from new sales.

We believe that our cash and cash equivalent and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. Our future capital requirements depend on many factors, including our application development and sales and marketing activities. In addition, we have incurred losses for the last three fiscal years. In the next twelve months, we anticipate raising additional capital through public or private equity or debt financings. In the long-term, we anticipate that cash from operations will be sufficient to provide liquidity for our normal operating requirements. As such, we do not know whether additional financing will be available when needed, or available on terms acceptable to us. We may raise capital through public or private equity or debt financings. If we are unable to raise the needed funds, we may be forced to curtail some or all of our activities and we may not be able to grow.

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
                                             =========

BUSINESS RISKS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN OUR FORM 10-K/A FOR THE YEAR ENDED MARCH 31, 2003 AND FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2003. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THOSE DESCRIBED BELOW, RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS COULD BE HARMED, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. SEE THE NOTE REGARDING FORWARD-LOOKING STATEMENTS INCLUDED AT THE BEGINNING OF
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THIS FORM 10-Q/A.

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 78% of our total assets as of September 30, 2003. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline. Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 13% and 12% of our total revenues were in the United Kingdom, in the six months ended September 30, 2003 and 2002, respectively. Many of our expenses related to foreign revenues, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international revenues and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

WE HAVE CUSTOMERS REPRESENTING SIGNIFICANT AMOUNTS OF OUR BUSINESS.

Toys "R" Us, Inc. ("Toys") accounted for 18% and 35% of our total revenues for the six months ended September 30, 2003 and 2002, respectively. While we have a development agreement with Toys, this customer has the right to terminate the agreement without cause with limited advance notice. A reduction, delay or cancellation of orders from Toys would significantly reduce our revenues and force us to substantially curtail operations. We cannot provide any assurances that Toys or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Revenues are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our revenues, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 18% and 15% of our total revenues were denominated in currencies other than the U.S. dollar for the three months ended September 30, 2003 and 2002, respectively. Approximately 13% and 12% of our total revenues were denominated in currencies other than the U.S. dollar for the six months ended September 30, 2003 and 2002, respectively.

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

Date:  November 15, 2004            /s/ Ran Furman
                                    -------------------------------------------
                                    Ran Furman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)