Form 10-Q/A
period 2003-12-31
ISLAND PACIFIC INC
filed 2004-11-16
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 2)


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

                                EXPLANATORY NOTE

This quarterly report on Form 10-Q/A Amendment No. 2 is an amendment to the Form 10-Q/A Amendment No. 1 filed by the Company on June 30, 2004 for the quarter ended December 31, 2003.

This quarterly report on Form 10-Q/A Amendment No. 2 is being filed to reflect the restatement of the Registrant's Condensed Consolidated Financial Statements (the "Restatement"). The Restatement reflects the following:

         1. Reversal of revenue recognized on an one-time sale of software technology rights,
         2. Presentation of revenues and cost of revenues separately as product and services revenues and corresponding cost of revenues,
         3. Reclassification of amortization expense of software products from depreciation and amortization expense to cost of product revenue,
         4.       Reversal of a purchase of software technology ("Software
                  Technology")
         5. Accrual of a royalty liability pursuant to the purchase agreement of Software Technology,
         6. Capitalization of beneficial charges and amortization of these charges over the term of the debt,
         7. Capitalization of legal fees related to the acquisitions of Page Digital Incorporated, and
         8.       Restatements made in prior periods.

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


THIS REPORT DOES NOT OTHERWISE ATTEMPT TO UPDATE THE INFORMATION PROVIDED HEREIN BEYOND THE ORIGINAL FILING DATE.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 2003
                (as restated) and March 31, 2003 .............................3

         Condensed Consolidated Statements of Operations for the Three
               Months and Nine Months Ended December 31, 2003 and 2002
               (as restated)..................................................4

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

Item 6.  Exhibits and Reports on Form 8-K.....................................34

SIGNATURES....................................................................36

CERTIFICATIONS................................................................37


PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share amounts)

                                                                                     DECEMBER 31,    MARCH 31,
                                                                                        2003           2003
                                                                                     -----------      ---------
                                                                                    (As restated-
                                                                                     See Note 16)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $  5,131       $  1,319
   Accounts receivable, net of allowance for doubtful accounts of $260 and $372,
     respectively                                                                        5,262          3,974
   Other receivables, including $0 and $3 from related parties, respectively               113             97
   Inventories                                                                              84             91
   Current portion of non-compete agreements                                               748            917
   Net assets from discontinued operations                                                  --            309
   Prepaid expenses and other current assets                                             1,205            225
                                                                                      ---------      ---------
       Total current assets                                                             12,543          6,932

Note receivable                                                                            162             --
Property and equipment, net                                                                367            380
Purchased and capitalized software, net                                                 15,954         14,804
Goodwill, net                                                                           14,795         14,795
Non-compete agreements, net                                                                149            668
Other assets                                                                               349             58
                                                                                      ---------      ---------
       Total assets
                                                                                      $ 44,319       $ 37,637
                                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Debt due to stockholders                                                           $     --       $  1,320
   Convertible note                                                                        500            500
   Current portion of long-term debts                                                       --            149
   Accounts payable                                                                        667          2,941
   Accrued expenses                                                                      2,694          4,517
   Deferred revenue                                                                      3,242          1,561
   Income tax payable                                                                       64             --
                                                                                      ---------      ---------
       Total current liabilities                                                         7,167         10,988

Convertible debentures, net of debt discount of $0 and $1,340, respectively                 --          2,726
Other long-term liabilities                                                                275             81
                                                                                      ---------      ---------
       Total liabilities                                                                 7,442         13,795
                                                                                      ---------      ---------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.0001 par value; 5,000,000 shares authorized; Series A
   Convertible Preferred, 7.2% cumulative 141,100 shares authorized and outstanding with a stated value of $100 per share, dividends in arrears of
     $1,716 and $1,269, respectively                                                    14,100         14,100
   Committed common stock - 2,500,000 shares                                                --          1,383
   Common stock, $.0001 par value; 100,000,000 shares authorized; 47,681,344 and
     42,199,632 shares issued; and 47,681,344 and 31,499,632 shares outstanding,
     respectively                                                                            5              4
   Additional paid in capital                                                           67,927         57,751
   Accumulated deficit                                                                 (45,155)       (40,490)
   Treasury stock, at cost; shares - 10,700,000                                             --         (8,906)
                                                                                      ---------      ---------
       Total stockholders' equity                                                       36,877         23,842
                                                                                      ---------      ---------

       Total liabilities and stockholders' equity                                     $ 44,319       $ 37,637
                                                                                      =========      =========

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      3

                                          ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except per share data)
                                                                      Three Months Ended            Nine Months Ended
                                                                         December 31,                  December 31,
                                                                     2003           2002           2003           2002
                                                                   ---------      ---------      ---------      ---------
                                                                 (As restated - See Note 16)   (As restated - See Note 16)
Revenues:
  Product                                                          $  4,207       $  4,083       $  9,218       $  8,182
  Services                                                              683          3,035          3,917          7,626
                                                                   ---------      ---------      ---------      ---------
    Total revenues                                                    4,890          7,118       $ 13,135         15,808
Cost of revenues:
  Product                                                             1,627          1,159          4,028          3,430
  Services                                                              434          1,739          1,923          4,581
                                                                   ---------      ---------      ---------      ---------
    Total cost of revenues                                            2,061          2,898          5,951          8,011
                                                                   ---------      ---------      ---------      ---------
    Gross profit                                                      2,829          4,220          7,184          7,797
Expenses:
  Application development                                               361            650          1,083          2,894
  Depreciation and amortization                                         272            315            837            946
  Selling, general and administrative                                 2,808          2,671          8,605          6,498
                                                                   ---------      ---------      ---------      ---------
    Total expenses                                                    3,441          3,636         10,525         10,338
                                                                   ---------      ---------      ---------      ---------
Income (loss) from operations                                          (612)           584         (3,341)        (2,541)
Other income (expense):
  Interest income                                                         7             --             16              1
  Other income (expense)                                                112             15            (66)            17
  Interest expense                                                       --           (209)        (1,796)        (1,602)
                                                                   ---------      ---------      ---------      ---------
    Total other income (expenses)                                       119           (194)        (1,846)        (1,584)
                                                                   ---------      ---------      ---------      ---------
Income (loss) before provision for income taxes                        (493)           390         (5,187)        (4,125)
Provision for income tax benefits                                       (19)            (1)          (522)            --
                                                                   ---------      ---------      ---------      ---------
Income (loss) before cumulative effect of a change in
   accounting principle                                                (474)           391         (4,665)        (4,125)
     Cumulative effect of changing accounting principle -
         goodwill valuation under SFAS 142                               --             --             --           (627)
                                                                   ---------      ---------      ---------      ---------
Income (loss) from continuing operations                               (474)           391         (4,665)        (4,752)

    Income (loss) from discontinued operations of the SVI
         Training Products Inc, subsidiary, net of applicable
         income taxes                                                    --             (7)            --            152
                                                                   ---------      ---------      ---------      ---------
Net income (loss)                                                      (474)           384         (4,665)        (4,600)

    Cumulative preferred dividends                                     (184)          (253)          (738)          (761)
                                                                   ---------      ---------      ---------      ---------
Net income (loss) available to common stockholders                 $   (658)      $    131       $ (5,403)      $ (5,361)
                                                                   =========      =========      =========      =========
Basic earnings (loss) per share:
    Income (loss) before cumulative effect of a change in
        accounting principle                                       $  (0.01)      $   0.01       $  (0.12)      $  (0.14)
    Cumulative effect of a change in accounting principle -
        goodwill Valuation under SFAS 142                                --             --             --          (0.02)
                                                                   ---------      ---------      ---------      ---------
    Income (loss) from continuing operations                          (0.01)          0.01          (0.12)         (0.16)
    Income from discontinued operations                                  --             --             --           0.01
    Cumulative preferred dividends                                       --          (0.01)         (0.02)         (0.03)
                                                                   ---------      ---------      ---------      ---------
        Net income (loss) available to common stockholders         $  (0.01)      $     --       $  (0.14)      $  (0.18)
                                                                   =========      =========      =========      =========
Diluted earnings (loss) per share:
    Income (loss) before cumulative effect of a change in
        accounting principle                                       $  (0.01)      $   0.01       $  (0.12)       $ (0.14)
    Cumulative effect of a change in accounting principle -
        goodwill valuation under SFAS 142                                --             --             --          (0.02)
                                                                   ---------      ---------      ---------      ---------
    Income (loss) from continuing operations                          (0.01)          0.01          (0.12)         (0.16)
    Income from discontinued operations                                  --             --             --           0.01
    Cumulative preferred dividends                                       --          (0.01)         (0.02)         (0.03)
                                                                   ---------      ---------      ---------      ---------
        Net income (loss) available to common stockholders         $  (0.01)      $     --       $  (0.14)      $  (0.18)
                                                                   =========      =========      =========      =========
Weighted-average common shares outstanding:
     Basic                                                           46,172         30,395         38,656         29,257
     Diluted                                                         46,172         58,734         38,656         29,257

            The accompanying notes are an integral part of these condensed consolidated financial statements.


                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                                     NINE MONTHS ENDED DECEMBER 31,
                                                                                          2003            2002
                                                                                        ---------      ---------

                                                                                      (As restated - See Note 16)
Cash flows from operating activities:
   Net loss                                                                             $ (4,665)      $ (4,600)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                         2,688          3,122
     Cumulative effect of a change in accounting principle - goodwill
       valuation under SFAS 142                                                               --            627
     Gain on disposal of furniture and equipment                                             169             --
     Amortization of debt discount and conversion option                                   1,542            879
     Changes in allowance for doubtful accounts                                             (112)            74
     Stock-based compensation                                                                195              8
     Common stock issued for services rendered and settlement cost                           385            390
   Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable and other receivables                                            (2,575)        (2,771)
     Inventories                                                                               7             15
     Prepaid expenses and other assets                                                    (1,270)             5
     Accounts payable and accrued expenses                                                (3,691)         1,014
     Income tax payable                                                                       64            (98)
     Accrued interest on stockholders' loans, convertible notes and term loan                187            664
     Deferred revenue                                                                      1,682           (603)
                                                                                        ---------      ---------
Net cash used for operating activities                                                    (5,394)        (1,274)
                                                                                        ---------      ---------
Cash flows from investing activities:
   Proceeds received from note receivable                                                     18             --
   Purchases of furniture and equipment                                                     (301)           (39)
   Capitalized software development costs                                                 (3,002)           (93)
                                                                                        ---------      ---------
Net cash used for investing activities                                                    (3,285)          (132)
                                                                                        ---------      ---------
Cash flows from financing activities:
   Sale of common stock, net of offering costs                                            11,929             --
   Decrease in amount due to stockholders, net                                                --           (287)
   Proceeds from convertible debt                                                            700          1,383
   Payments on term loan and debentures                                                     (135)          (336)
   Proceeds from short-term loan from related party                                           --            120
   Payments on short-term loan from related party                                             --           (120)
                                                                                        ---------      ---------
Net cash provided by financing activities                                                 12,494            760
                                                                                        ---------      ---------

Effect of exchange rate changes on cash                                                       (3)            (4)
                                                                                        ---------      ---------
Net increase (decrease) in cash and cash equivalents                                       3,812           (650)
Cash and cash equivalents, beginning of period                                             1,319          1,309
                                                                                        ---------      ---------
Cash and cash equivalents, end of period                                                $  5,131       $    659
                                                                                        =========      =========

Supplemental disclosure of cash flow information:
   Interest paid                                                                        $    135       $    408

Supplemental schedule of non-cash investing and financing activities:
   Issued 4,103,161 shares of common stock upon conversion of the 9% debentures         $  4,200             --
   Repaid a convertible note by offsetting against outstanding account receivable       $  1,382             --
   Issued 2,287,653 shares of common stock upon conversion of the note due to
     stockholders                                                                       $  1,374             --
   Issued 500,000 shares of common stock as payment for dividend on preferred
     stock                                                                              $    421             --
   Retired 10,700,000 shares of treasury stock                                          $ (8,906)            --
   Issued 1,010,000 shares of common stock to repay in full a stockholder's note        $     --            388
   Issued 231,021 shares of common stock upon exercise of stock options                 $      1             --
   Issued 100,000 shares of common stock for services in connection with an
     equity financing in December 2000                                                        --       $     45
   Issued 140,000 shares of common stock to pay for penalty for late
     effectiveness of the registration statement                                              --       $     60
   Received 262,500 shares of common stock related to early termination
     of a service contract                                                                    --       $   (210)
   Issued 84,849 and 1,223,580 shares of common stock as payments for bonuses
     and services rendered in prior periods                                             $     83       $    657

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


NOTE 4 - PURCHASED AND CAPITALIZED SOFTWARE (AS RESTATED)

In September 2003, we signed a Source Code License and Private Label agreement with QQQ Systems Pty Limited ("QQQ) for the sale of software technology rights and exclusivity to use our Host Retail Merchandising Software (our core product) and Direct Software (Market Place System) for the Australasia market. Our management at the time did not see the Australasia market as a viable market for our products and therefore decided to sell the license rights to that market. We recorded this as revenues and an account receivable in the quarter ended September 30, 2003 as a persuasive evidence of an arrangement existed, the software had been delivered to and accepted by QQQ, the price was fixed and collectibility was reasonably assured. The total license fee was $3.9 million and was to be paid $1.95 million on November 15, 2003 and $1.95 million on December 31, 2003. In addition, we would be entitled to a 10% royalty on QQQ's net sublicensing revenues for a period of 36 months from the date of the contract. After the 36 months period, no royalty is due. In December 2003, we entered into a separate agreement to purchase from QQQ exclusive ownership and rights to use, market, reproduce and license QQQ's point of sale software (the "Technology") in Europe and North and South America for the purchase price of $3.9 million. In addition, a portion of the future revenues from our sales of the Technology will be payable to QQQ as follows: $150,000 for unlimited number of copies from December 31, 2003 through June 30, 2004; (b) $150,000 for unlimited number of copies from July 1, 2004 through April 30, 2005; (c) $150,000 for unlimited number of copies from May 1, 2005 through April 30, 2006;
(d) 20% of net revenue per copy thereafter; and (e) effective from the third anniversary of December 31, 2003, 20% of the net revenue earned by us during the previous year. We will continue sharing revenue until the total of all such shared revenue paid to QQQ has reached $2,850,000. However, at any time after April 30, 2006, we may elect in our sole discretion to either to continue paying 20% revenue split until the total of all shared revenues is paid equal to $2,850,000 or make a final, single payment to QQQ of $200,000. Initially, the $3.9 million purchase price was paid by offsetting the purchase price amount against the outstanding account receivable due to us from QQQ. Accordingly, in the quarter ended December 31, 2003, the receivable of $3.9 million was eliminated and we recorded the $3.9 million as an asset. However, subsequent to entering into these transactions, certain facts and circumstances relating to these transactions have changed. The management of QQQ has indicated that it does not desire to actively pursue opportunities for the IP products in Australia, while at the same time; our new management has initiated discussions with a major Australian retailer about a sale of our products and now considers the Australian market a viable market for our products. As QQQ has an exclusive license for the Australian market, we are currently in negotiations with them to allow us to directly sell to this Australian retailer. As part of the restatement of the financial statements in this Form 10-Q/A, we have reversed the revenue and account receivable recognized at September 30, 2003 on this one time sale. Also, as part of the restatement, we have reserved the purchase of the technology recognized at December 31, 2003 as we cannot assign a value to the technology and eliminated the $3.9 million asset from the balance sheet. In addition, in connection with the $150,000 installments due to QQQ for royalties payable, we have accrued a liability and a deferred asset in the amount of $450,000 at December 31, 2003, which is being amortized over the royalty period ending April 30, 2006. At December 31, 2003, $240,000 of the royalty has been classified as a current liability out of the total amount payable of $450,000 and $240,000 of the deferred asset has been classified as a current asset.


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

NOTE 6 - CONVERTIBLE NOTE

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


                                          Three months ended            Nine months ended
                                              December 31,                 December 31,
                                          2003           2002          2003           2002
                                       ---------      ---------     ---------      ---------

                                     (As restated)                (As restated)
Net income (loss) available to
common stockholders                    $   (658)      $    131      $ (5,403)      $ (5,361)
                                       =========      =========     =========      =========

Basic weighted average shares            46,172         30,395        38,656         29,257

Dilutive common stock equivalent             --         28,339            --             --
                                       ---------      ---------     ---------      ---------
Diluted weighted average shares          46,172         58,734        38,656         29,257
                                       =========      =========     =========      =========

Basic earnings (loss) per share        $  (0.01)      $     --      $  (0.14)      $  (0.18)
Diluted earnings (loss) per share      $  (0.01)      $     --      $  (0.14)      $  (0.18)



The following potential common shares have been excluded from the computation of diluted net loss per share for the three and nine months ended December 31, 2003 and nine months ended December 31, 2002, because the effect would have been anti-dilutive:

                                                                             Three and
                                                                          Nine months ended     Nine months ended
                                                                            December 31,           December 31,
                                                                                2003                  2002
                                                                          ------------------    -----------------
         Outstanding options under our stock option plans                         4,371,974            4,835,367
         Outstanding options granted outside our stock option plans               4,994,312            5,054,312
         Warrants issued in conjunction with private placements                   3,830,281            1,732,000
         Warrants issued for services rendered                                    1,108,898              804,002
         Warrant issued to a major customer                                              --            2,500,000
         Convertible notes due to stockholders                                           --            2,083,333
         Convertible note due to a major customer                                        --            2,500,000
         Convertible note                                                           239,739                   --
         Series A Convertible Preferred Stock                                    18,449,674           18,894,000
                                                                          ------------------    -----------------
              Total                                                              32,994,878           38,403,014
                                                                          ==================    =================

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

                                       Three months ended       Nine months ended
                                           December 31,             December 31,
                                       2003         2002         2003         2002
                                     --------     --------     --------     --------
                                        (As                      (As
                                     restated)                 restated)
         Revenues:
             United States           $ 3,275      $ 6,238      $10,489      $13,891
             United Kingdom            1,615          880        2,646        1,917
                                     --------     --------     --------     --------
                Total revenues       $ 4,890      $ 7,118      $13,135      $15,808
                                     ========     ========     ========     ========

                                                                December 31,      March 31,
                                                                    2003            2003
                                                               -------------    -------------
                                                               (As restated)
         Identifiable assets from continuing operations:
            United States                                      $     41,668     $     37,146
            United Kingdom                                            2,651              491
                                                               -------------    -------------
               Total identifiable assets                       $     44,319     $     37,637
                                                               =============    =============

For the three and nine months ended December 31, 2003 and 2002, revenues from major customers are as follows (in thousands):

                                      Three months ended                   Nine months ended
                                         December 31,                         December 31,
                                    2003              2002                2003             2002
                                 ------------     -------------       -------------    -------------

         The Perfume Shop                16%               --%                  6%              --%
         Toys                            --%               25%                 12%              31%

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


A summary of the revenues and operating income (loss) attributable to each of these business units and identifiable assets is as follows (in thousands):

                                                              Three months ended            Nine months ended
                                                                  December 31,                  December 31,
                                                              2003           2002           2003           2002
                                                            ---------      ---------      ---------      ---------
                                                               (As                           (As
                                                            restated)                     restated)
Revenues:
          Retail Management Solutions                       $  4,602       $  6,383       $ 12,071       $ 14,355
          Store Solutions                                        288            735          1,064          1,453
                                                            ---------      ---------      ---------      ---------
               Total revenues                               $  4,890       $  7,118       $ 13,135       $ 15,808
                                                            =========      =========      =========      =========

Operating income (loss):
          Retail Management Solutions                       $    300       $    988       $    (75)      $    (55)
          Store Solutions                                       (299)           235           (938)          (563)
          Other (see below)                                     (613)          (639)        (2,328)        (1,923)
                                                            ---------      ---------      ---------      ---------
               Total operating income (loss)                $   (612)      $    584       $ (3,341)      $ (2,541)
                                                            =========      =========      =========      =========

Other operating loss:
          Depreciation                                      $    ( 4)      $    (22)      $    (29)      $    (70)
          Administrative costs and other non-allocated
            expenses                                            (609)          (617)        (2,300)        (1,853)
                                                            ---------      ---------      ---------      ---------
               Total other operating loss                   $   (613)      $   (639)      $ (2,328)      $ (1,923)
                                                            =========      =========      =========      =========

                                                           December 31,    March 31,
                                                               2003          2003
                                                            ---------      ---------
                                                            (Restated)
Identifiable assets:
          Retail Management Solutions                       $ 35,963       $ 31,953
          Store Solutions                                      4,036          4,404
                                                            ---------      ---------
               Total identifiable assets                    $ 39,999       $ 36,357
                                                            =========      =========
Goodwill:
          Retail Management Solutions                       $ 13,903       $ 13,903
          Store Solutions                                        892            892
                                                            ---------      ---------
               Total goodwill                               $ 14,795       $ 14,795
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

                                                              NINE MONTHS ENDED
                                                         DECEMBER 31,    DECEMBER 31,
                                                             2003            2002
                                                        -------------   -------------
                                                        (As restated)
                                                   (in thousands, except per share amounts)
                                                                 (unaudited)
Net loss as reported                                    $     (4,665)    $    (4,600)
Less: stock-based compensation expense,
     net of related tax effects                               (1,621)         (1,285)
                                                        -------------   -------------
Pro forma net loss                                      $     (6,286)   $     (5,885)
                                                        =============   =============

Basic and diluted earnings (loss) per share
  - as reported                                         $      (0.12)   $      (0.16)
Basic and diluted earnings (loss) per share
  - pro forma                                           $      (0.16)   $      (0.20)


In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 further clarifies accounting for derivative instruments. We believe the adoption of this statement will have no material impact on our consolidated financial statements.


In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS 150, the convertible note payable to Toys was re-classified from equity to liabilities at September 30, 2003.

NOTE 13 - ACQUISITIONS


On January 30, 2004, we acquired Page Digital Incorporated ("Page Digital"), a developer of multi-channel commerce software, through a merger transaction for total consideration of $7.1 million, consisting of $2.0 million in cash, 2.5 million shares of our common stock valued at $2.00 and acquisition costs of $138,000. Upon the consummation of this transaction Lawrence Page and Dave Joseph became executive officers of Island Pacific. Mr. Page received total consideration of $1.4 million and 1,755,784 shares of our common stock in connection with the acquisition. Mr. Joseph received total consideration of $200,000 and 249,649 shares of our common stock in connection with the acquisition. The balance of $395,755 and 494,526 shares of common stock were paid to the remaining shareholders of Page Digital. We also entered two year employment agreements with both Mr. Page and Mr. Joseph, and a two year non-competition agreement with Mr. Page. Page Digital has total assets of approximately $2.0 million (unaudited) and generates annual revenues of approximately $6.0 million (unaudited). Page Digital has approximately 37 employees, all of whom were based in the United States.


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

NOTE 16 - RESTATEMENT


Subsequent to the issuance of our condensed consolidated financial statements for the three and nine-month periods ended December 31, 2003, our management determined that:

o The recognition of revenue from a one-time sale of software technology rights should be reversed,

o The revenues and cost of revenues should be presented separately as product and services revenues and corresponding cost of revenues,

o The amortization expense of purchased and capitalized software should be reported as cost of product revenue,

o The purchase of software technology ("Software Technology") should be reversed,

o The royalty liability and deferred asset pursuant to the purchase agreement of Software Technology should be accrued,

o The beneficial conversion charges related to convertible debt should be capitalized and amortized over the term of the debt,

o The legal fees related to the acquisition of Page Digital Incorporated should be capitalized as acquisition costs, and

o        The restatements made in prior periods should be reflected.

As a result, the condensed consolidated financial statements for the three and nine-month periods ended December 31, 2003 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:


                                                                        As Previously   Restatement          As
                                                                           Reported     Adjustments       Restated    Reference
                                                                        ------------    ------------    ------------    -----
        At December 31, 2003:
                Prepaid expenses and other current assets               $       965      $      240      $     1,205     [1]
                Current assets                                               12,303             240           12,543
                Purchased and capitalized software, net                      19,854          (3,900)          15,954     [2]
                Other assets                                                     29             320              349     [3]
                Total assets                                                 47,659          (3,340)          44,319
                Accrued expenses                                              2,454             240            2,694     [4]
                Other long-term liabilities                                      65             210              275     [4]
                Total liabilities                                             6,992             450            7,442
                Additional paid-in capital                                   66,652           1,275           67,927     [5]
                Accumulated deficit                                         (40,090)         (5,065)         (45,155)    [6]
                Total stockholders' equity                                   40,667          (3,790)          36,877

        For the three-month period ended December 31, 2003:
                Cost of revenues                                         $    1,411       $     650       $    2,061     [8]
                Gross profit                                                  3,479            (650)           2,829
                Depreciation and amortization                                   922            (650)             272     [10]
                Selling, general and administrative expenses                  2,918            (110)           2,808     [11]
                Total expenses                                                4,201            (760)           3,441
                Net loss                                                       (584)            110             (474)
                Net loss available to common stockholders                      (768)            110             (658)
                Basic and diluted EPS available to common stockholders        (0.02)          (0.01)           (0.01)

        For the nine-month period ended December 31, 2003:
                Revenues                                                 $   17,035       $  (3,900)      $   13,135     [7]
                Cost of revenues                                              4,139           1,812            5,951     [8]
                Gross profit                                                 12,896          (5,712)           7,184
                Application development expense                               1,044              39            1,083     [9]
                Depreciation and amortization expense                         2,688          (1,851)             837     [10]
                Selling, general and administrative expense                   8,715            (110)           8,605     [11]
                Interest expense                                               (521)         (1,275)          (1,796)    [12]
                Net income (loss)                                               400          (5,065)          (4,665)
                Net loss available to common stockholders                      (338)         (5,065)          (5,403)
                Basic and diluted EPS available to common stockholders        (0.01)          (0.13)           (0.14)

         1. Prepaid expenses and other current assets were revised to include current portion of prepaid royalty fees in the amount of $240,000.
         2.       Purchased and capitalized software was revised to reverse a software purchased in the amount of $3.9 million.
         3.       Other assets was revised to include long-term portion of
                  prepaid royalty fees in the amount of $210,000 and $110,000 acquisition costs previously expensed as selling, general and administrative expense.

         4. Accrued expenses and other long-term liabilities were revised to include royalty fee accrual of $240,000 current portion and $210,000 long-term portion, respectively.
         5. Additional paid-in capital was revised to reflect the proper amortization of debt discount previously charged against additional paid-in capital.
         6. Accumulated deficit was revised to reverse $3.9 million in revenue from a one-time sale of software technology rights, capitalize acquisition costs of $110,000 and recognize amortization expense of $1,275,000 in connection with the debt discount and beneficial conversion interest charges on the March '03, April '03 and May '03 debt financings.
         7. Total revenues were revised to reverse recognition of $3.9 million revenue from a one-time sale of software technology rights in the nine-month period ended December 31, 2003.
         8. Cost of revenues was revised to include $650,000 and $1,851,000 amortization of purchased and capitalized software in the three and nine-month periods ended December 31, 2003, respectively, previously reported as depreciation and amortization expense, and to re-classify $39,000 expense to application development expense in the nine-month period ended December 31, 2003.
         9. Application development expense was revised to include $39,000 expense in the nine-month period ended December 31, 2003.
         10. Depreciation and amortization was revised to re-classify $650,000 and $1,851,000 amortization of purchased and capitalized software in the three and nine-month periods ended December 31, 2003, respectively, to cost of revenues.
         11. Selling, general and administrative expenses were revised to re-classify $110,000 acquisition costs for Page Digital acquisitions as goodwill.
         12. Interest expense was revised to recognize amortization expense in connection with debt discount and beneficial conversion interest charges of $1,275,000 on the March '03, April '03 and May '03 debt financings.

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

RESTATEMENT OF QUARTERLY INFORMATION

As discussed in the notes to condensed consolidated financial statements, we restated our December 31, 2003 financial statements to:


         1. Reverse recognition of revenue from a one-time sale of software technology rights,
         2. Present revenues and cost of revenues separately as product and services revenues and corresponding cost of revenues,
         3. Report amortization expense of software products as cost of product revenue,
         4.       Reverse a purchase of software technology ("Software
                  Technology"),
         5. Accrue royalty liability and deferred asset pursuant to the purchase agreement of Software Technology,
         6. Capitalize and amortize beneficial conversion interest charges and debt discount on convertible debt over the term of the debt. 7. Capitalize acquisition costs totaling $110,000 related to the acquisition of Page Digital Incorporated, and
                  8. Reflect restatements made in prior periods.


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

ACQUISITION OF PAGE DIGITAL


On January 30, 2004, we acquired Page Digital, a developer of multi-channel commerce software, through a merger transaction for total consideration of $7.1 million, consisting of $2.0 million in cash, 2,500,000 shares of our common shares valued at $2.00 and acquisition costs totaling $138,000. Upon the consummation of this transaction, Lawrence Page and Dave Joseph became executive officers of Island Pacific. Mr. Page received total consideration of $1,404,630 and 1,755,784 shares of our common stock in connection with the acquisition. Mr. Joseph received total consideration of $199,722 and 249,649 shares of our common stock in connection with the acquisition. The balance of $395,755 and 494,526 shares of common stock were paid to the remaining shareholders of Page Digital. We also entered two year employment agreements with both Mr. Page and Mr. Joseph, and a two year non-competition agreement with Mr. Page. Page Digital has total assets of approximately $2.0 million (unaudited) and generates annual revenues of approximately $6.0 million (unaudited). Page Digital has approximately 37 employees, all of whom are based in the United States.

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

On November 14, 2003, the Sage Group plc (the "Sage Group") acquired substantially all the assets of Softline, including Softline's 141,000 shares of our Series A Preferred, 8,923,915 shares of our common stock and options to purchase 71,812 shares of our common stock. In connection with the acquisition, certain agreements of Softline, including the rights and obligations respecting and arising from the Option Agreement were also assigned to and assumed by the Sage Group. Accordingly, the Optionees now have the right to purchase the option shares from the Sage Group for a price of $0.80 per option share. The right to exercise the option is to be distributed as determined by our Board to the Optionees, who may include Mr. Beck and other members of our management, as an incentive to continue service for us. It is the current intent of the Optionees to transfer their rights under the Option Agreement to us. On September 17, 2003, 500,000 shares of common stock constituting accrued dividends on our Series A Preferred Stock were issued in the names of various financial institutions.

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

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002


REVENUES

Product revenues increased $0.1 million, or 2%, to $4.2 million in the quarter ended December 31, 2003 from $4.1 million in the quarter ended December 31, 2002, primarily due to a $1.5 million increase in sale of partner products, increase of $0.1 million of maintenance revenues, offset by a decrease of $1.6 million of company license sales. Services revenues decreased by $2.3 million, or 77% to $0.7 million in the quarter ended December 31, 2003 from $3.0 million in the quarter ended December 31, 2002 primarily due to a $2.2 million decrease from Toys R Us., Inc. "(Toys"). Toys revenue in fiscal 2004 consisted primarily of implementation services. Toys had been a major customer since fiscal 2000 and terminated its contract in third quarter of fiscal 2004. As we don't anticipate additional material Toys revenue in the near future, the loss of Toys will have a significant impact on future revenues as we attempt to replace those revenues with revenues generated from new customers. Total revenues decreased $2.2 million, or 31%, to $4.9 million in the quarter ended December 31, 2003 from $7.1 million in the quarter ended December 31, 2002 due to the above factors. Excluding Toys revenues of $0 and $2.2 million in the quarter ended December 31, 2003 and December 31, 2002, respectively, total revenues remained flat at $4.9 million for the quarter ended December 31, 2003 and the quarter ended December 31, 2002.

COST OF REVENUES/GROSS PROFIT

Cost of revenues decreased by $0.8 million, or 28%, to $2.1 million in the quarter ended December 31, 2003 from $2.9 million in the quarter ended December 31, 2002. Cost of product revenues increased by $0.4 million, or 33%, to $1.6 million in the quarter ended December 31, 2003 from $1.2 million in the quarter ended December 31, 2002. Cost of services revenue decreased $1.3 million, or 76%, to $0.4 million in the quarter ended December 31, 2003 from $1.7 million in the quarter ended December 31, 2002. Total gross profit decreased $1.4 million, or 33%, to $2.8 million in the quarter ended December 31, 2003 from $4.2 million in the quarter ended December 31, 2002. Total gross profit was 58% and 59% for the quarter ended December 31, 2003 and the quarter ended December 31, 2002, respectively. Gross profit on products was 61% and 72% for the quarter ended December 31, 2003 and the quarter ended December 31, 2002, respectively, while gross profit on services was 36% and 43% for the quarter ended December 31, 2003 and the quarter ended December 31, 2002, respectively. Amortization of capitalized software included in cost of product revenues decreased to $0.6 million in the quarter ended December 31, 2003 from $0.7 million in the quarter ended December 31, 2002. The decrease in gross margin for product revenues is due primarily to a $1.5 million increase in sale of partner products in the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002, as partner products typically carry lower margins than company licenses. The decrease in gross margin on services was due to a large decrease in services and modification revenues which was not offset by decreased cost of services.

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

DEPRECIATION AND AMORTIZATION


Depreciation and amortization remained at $0.3 million in the quarter ended December 31, 2003 and the quarter ended December 31, 2002.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


Selling, general and administrative expenses increased by $0.1 million, or 4%, to $2.8 million in the three months ended December 31, 2003 from $2.7 million in the three months ended December 31, 2002. The increase is due to increasing efforts and spending in marketing and sales activities, public and investor communications and professional fees.

INCOME(LOSS) FROM OPERATIONS

Operating loss from continuing operations, which included depreciation and amortization expense, was $0.6 million for the quarter ended December 31, 2003, compared to an operating profit of $0.6 million for the quarter ended December 31, 2002.


INTEREST EXPENSE


Interest expense was $0 and $209,000 in the quarters ended December 31, 2003 and 2002, respectively. The decrease is mainly due to no interest-bearing debts outstanding in the quarter ended December 31, 2003.


PROVISION FOR INCOME TAXES


Provision for income taxes for the quarters ended December 31, 2003 and 2002 are benefits of $19,000 and $1,000, respectively.


CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding Series A Preferred attributable to the quarter ended December 31, 2003 and 2002 were $0.2 million and $0.3 million, respectively.

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2002


REVENUES

Product revenues increased $1.0 million, or 12%, to $9.2 million in the nine months ended December 31, 2003 from $8.2 million in the nine months ended December 31, 2002, primarily due to a $2.0 million increase from the sale of partner products, a $0.2 million increase in maintenance revenues, offset by a $1.3 million decrease in company license revenues. Services revenues decreased by $3.7 million, or 49% to $3.9 million in the nine months ended December 31, 2003 from $7.6 million in the nine months ended December 31, 2002 primarily due to a $3.8 million decrease from Toys R Us., Inc. "(Toys"). Toys revenue in fiscal 2004 consisted primarily of implementation services. Toys had been a major customer since fiscal 2000 and terminated its contract in third quarter of fiscal 2004. As we don't anticipate additional material Toys revenue in the near future, the loss of Toys will have a significant impact on future revenues as we attempt to replace those revenues with revenues generated from new customers. Total revenues decreased $2.7 million, or 17%, to $13.1 million in the nine months ended December 31, 2003 from $15.8 million in the nine months ended December 31, 2002 due to the above factors. Excluding Toys revenues of $1.5 million and $5.3 million in the nine months ended December 31, 2003 and December 31, 2002, respectively, total revenues were $11.6 million for the nine months ended September 30, 2003 compared to $10.5 million in the nine months ended December 31, 2002, a 10% increase

COST OF REVENUES/GROSS PROFIT

Cost of revenues decreased by $2.1 million, or 26%, to $6.0 million in the nine months ended December 31, 2003 from $8.0 million in the nine months ended December 31, 2002. Cost of product revenues increased by $0.6 million, or 18%, to $4.0 million in the nine months ended December 31, 2003 from $3.4 million in the nine months ended December 31, 2002. Cost of services revenue decreased $2.7 million, or 59%, to $1.9 million in the nine months ended December 31, 2003 from $4.6 million in the nine months ended December 31, 2002. Total gross profit decreased $0.6 million, or 8%, to $7.2 million in the nine months ended December 31, 2003 from $7.8 million in the nine months ended December 31, 2002. Total gross margin was 55% and 49% for the nine months ended December 31, 2003 and December 31, 2002, respectively. Gross margin on products was 57% and 59% for the nine months ended December 31, 2003 and December 31, 2002, respectively, while gross margin on services was 51% and 39% for the nine months ended December 31, 2003 and December 31, 2002, respectively. Amortization of capitalized software included in cost of product revenues decreased to $1.9 million in the nine months ended December 31, 2003 from $2.2 million in the nine months ended December 31, 2002. The decrease in gross margin for product revenues is due primarily to a $2.0 million increase in sale of partner products, which carry lower margins than company license revenues, a decrease of $1.3 million in company licenses, offset by a decrease of $0.4 million in amortization of capitalized software costs in the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. The decrease in gross margin on services was due to a large decrease in services and modification revenues which was not offset by decreased cost of services revenues.


APPLICATION DEVELOPMENT EXPENSE


Application development expense decreased by $1.8 million, or 62%, to $1.1 million in the nine months ended December 31, 2003 from $2.9 million in the nine months ended December 31, 2002. The decrease is primarily due to capitalizing $2.6 million development costs for new products. We've made significant investments in our new products in the first nine months of the current year. We anticipate these new products will be launched during the last quarter of the fiscal 2004 and first quarter of the fiscal 2005. In the prior comparative period, research and development efforts were spent on enhancing existing products and properly charged to expense.


DEPRECIATION AND AMORTIZATION


Depreciation and amortization decreased by $0.1 million, or 11%, to $0.8 million in the nine months ended December 31, 2003 from $0.9 million in the nine months ended December 31, 2002. The decrease is mainly due to full depreciation of certain fixed assets.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


Selling, general and administrative expenses increased by $2.1 million, or 32%, to $8.6 million in the nine months ended December 31, 2003 from $6.5 million in the nine months ended December 31, 2002. The first nine months of fiscal 2003 included a $0.6 million reversal of excess amount accrued in prior periods for a litigation settlement. In addition, much of the fiscal 2004 was spent building infrastructure, developing our sales organization and increasing marketing efforts.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Income (loss) from continuing operations, which included depreciation and amortization expense, was a loss of $3.3 million for the nine months ended December 31, 2003, compared to a loss of $2.5 million for the comparable period in the prior year.

INTEREST EXPENSE

Interest expense increased by $0.2 million, or 13%, to $1.8 million in the nine months ended December 31, 2003 from $1.6 million in the nine months ended December 31, 2002. The increase is due primarily to a $0.6 million increase in amortization of debt discount and beneficial conversion, offset by $0.3 million decrease in interest expense. .

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

CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding Series A Preferred attributable to the nine months ended December 31, 2003 and 2002 were $0.7 million and $0.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the nine months ended December 31, 2003, we financed our operations using cash on hand, internally generated cash, proceeds from the sale of common stock and proceeds from sale of convertible debentures. At December 31, 2003 and March 31, 2003, we had cash of $5.1 million and $1.3 million, respectively.


Operating activities used cash of $5.4 million in the nine months ended December 31, 2003 and $1.3 million in the nine months ended December 31, 2002. Cash used for operating activities in the nine months ended December 31, 2003 resulted from $4.7 million net loss, $2.6 million increase in accounts receivable and other receivables and $3.7 million decrease in accounts payable and accrued expenses; offset in part by $2.7 million of non-cash depreciation and amortization, $1.7 million increase in deferred revenue and $1.5 million in amortization of debt discount and conversion option.


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


                                                                Payment due by period
                                                                ---------------------
                                                            Less than 1
Contractual Cash Obligations                      Total         year       1-3 years   3-5 years    Thereafter
----------------------------                      -----         ----       ---------   ---------    ----------
                                                                       (in thousands)
Operating leases                                 $ 1,850       $   958      $  849        $ 43         $ --
Purchase obligations                               1,638         1,370         268          --           --
                                                 -------       -------       -----        ----         ----
     Total contractual cash obligations          $ 3,488       $ 2,328      $ 1,117       $ 43         $ --
                                                 =======       =======      =======       ====         ====


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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.


Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 82% of our total assets as of December 31, 2003. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline. Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.


FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.


Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 20% and 12% of our revenues were in the United Kingdom, in the nine months ended December 31, 2003 and 2002, respectively. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

WE HAVE CUSTOMERS REPRESENTING SIGNIFICANT AMOUNTS OF OUR BUSINESS.

Toys accounted for 12% and 31% of our revenues for the nine months ended December 31, 2003 and 2002, respectively. In November 2003, Toys terminated their software development and services agreement with us. We cannot provide any assurances that any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.


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

On November 14, 2003, the Sage Group acquired substantially all of the assets of Softline, including Softline's 141,000 shares of our Series A Preferred, which are convertible into 18,700,185 shares of our common stock within 60 days of January 8, 2004 (the 18,700,185 shares consist of 18,478,789 shares issuable as of January 8, 2004 and 221,396 shares that will be issuable within 60 days of January 8, 2004 on account of accrued and unpaid dividends during that 60 day period), 8,923,915 shares of our common stock and options to purchase 71,812 shares of our common stock. The Sage Group beneficially owns approximately 41.7% of our outstanding common stock, including shares the Sage Group has the right to acquire upon conversion of its Series A Preferred and exercise of its outstanding options. Although the Series A Preferred is redeemable by us and 5,125,000 shares of common stock beneficially owned by the Sage Group are subject to an option held by Steven Beck, as trustee of a certain management group of the Company, if the Sage Group converts its Series A Preferred, it may have effective control over all matters affecting us, including:

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

FOREIGN CURRENCY EXCHANGE RATE RISK


We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 33% and 12% of our total revenues were denominated in currencies other than the U.S. dollar for the three months ended December 31, 2003 and 2002, respectively. Approximately 20% and 12% of our total revenues were denominated in currencies other than the U.S. dollar for the nine months ended December 30, 2003 and 2002, respectively.


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