Form 10-K/A
period 2004-03-31
ISLAND PACIFIC INC
filed 2004-11-16
CIK 866535

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                  AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                                 EXPLANATORY NOTE

         This annual report on Form 10-K/A is an amendment to the Form 10-K filed by the Registrant on June 29, 2004.

         This annual report on Form 10-K/A is being filed to reflect the restatement of the Registrant's Consolidated Financial Statements (the "Restatement"). The Restatement reflects the following:

         1. Reversal of revenue recognized on an one-time sale of software technology rights,
         2. Presentation of total revenues and cost of revenues as product and services revenues and corresponding costs of revenues,
         3. Reclassification of amortization expense of software products from depreciation and amortization expense to cost of product revenue,
         4. Reversal of a purchase of software technology ("Software Technology") and related amortization,
         5. Accrual of a royalty liability and related recognition of royalty fees pursuant to the purchase agreement of Software Technology,
         6. Recognition of amortization of debt discount on the March '03, April '03, May '03 and Toys "R" Us convertible debt as interest expense,
         7. Capitalization and amortization of beneficial conversion interest charges related to the March '03, April '03, May '03 and March '04 convertible debentures,
         8. Capitalization of legal fees related to the acquisitions of Page Digital Incorporated and Retail Technologies International, Inc.,
         9. Reclassification of impairment of prepaid development expense from other expense to selling, general and administrative expense, and
         10. Reclassification of a gain on debt forgiveness from extraordinary item to other income.

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

         THIS REPORT DOES NOT OTHERWISE ATTEMPT TO UPDATE THE INFORMATION PROVIDED HEREIN BEYOND THE ORIGINAL FILING DATE.

                                                   TABLE OF CONTENTS
PART I
         Item 1.  Business............................................................................................2
         Item 2.  Properties.........................................................................................16
         Item 3.  Legal Proceedings..................................................................................17
         Item 4.  Submission of Matters to a Vote of Security Holders................................................18

PART II
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..............................18
         Item 6.  Selected Financial Data............................................................................20
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............21
                  Business Risks.....................................................................................40
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........................................51
         Item 8.  Financial Statements and Supplementary Data........................................................51
         Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures..............51
         Item 9A. Controls and Procedures............................................................................52

PART III
         Item 10. Directors and Executive Officers of the Registrant.................................................52
         Item 11. Executive Compensation.............................................................................55
         Item 12. Security Ownership of Certain Beneficial Owners and Management.....................................58
         Item 13. Certain Relationship and Related Transactions......................................................61
         Item 14. Principal Accountant Fees and Services.............................................................65

PART IV
         Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................66
                  Signatures.........................................................................................72
                  Certifications.....................................................................................

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

ACQUISITION OF PAGE DIGITAL


         As part of our strategy to meet the expanding needs of multi-channel retailers, on January 30, 2004, we acquired Page Digital Incorporated ("Page Digital" through a merger transaction for total consideration of $7.1 million, consisting of $2.0 million in cash, 2,500,000 shares of our common shares valued at $2.00 per share and $138,000 in acquisition costs. Page Digital develops multi-channel commerce software solutions and has a suite of direct commerce applications that complete the multi-channel retail distribution and customer service chain for Internet, telephone, brick and mortar, catalog and other direct commerce channels. Our acquisition of Page Digital will continue to enhance our ability to provide our combined customer bases with e-commerce, customer relationship management and catalog management solutions. In connection with the Page Digital acquisition, we added approximately 40 employees. Page Digital had total assets of $2.1 million as of October 31, 2003 and generated annual revenues of $5.3 million in the fiscal year ended October 31, 2003.


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

         Our Internet address is WWW.ISLANDPACIFIC.COM. We make available, free of charge, our annual reports on Form 10-K and 10-K/A, quarterly reports on Form 10-Q and Form 10-Q/A and current reports on Form 8-K and Form 8-K/A, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 through our website, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this Annual Report on Form 10-K/A.


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


         On April 2, 2004, we filed a federal court action in the Southern District of California against 5R Online, Inc. ("5R"), John Frabasile, Randy Pagnotta, and Terry Buckley for fraud, breach of fiduciary duty, breach of contract, and unfair business practice arising from their evaluation of, recommendation for, and ultimately engagement in a development arrangement between IPI and 5R. Pursuant to the development agreement entered into in June 2003 upon reliance of the representations of the individual defendants that product development was progressing, we paid $640,000 in development payments but received no product. Responsive pleadings will be served shortly, and the parties are exploring a business solution to the dispute. For fiscal year ended March 31, 2004, we have expensed payments of $640,000 and shown in selling, general and administration expenses.

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

ITEM 6.  SELECTED FINANCIAL DATA (AS RESTATED)

         The following selected financial data (as restated) should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of our last five fiscal years are derived from our consolidated financial statements. The consolidated financial statements as of March 31, 2004, 2003, and 2002 and the independent auditors' report thereon, are included elsewhere in this report.

                                                                           YEAR ENDED MARCH 31, (1)
                                                   ------------------------------------------------------------------------
                                                       2004           2003           2002            2001           2000
                                                   -----------     ----------     -----------    -----------    -----------
                                                   (Restated)
                                                                     (in thousands except for per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
    Product                                        $   13,214      $  11,550      $   10,360     $   12,315     $   14,466
    Services                                            4,625         10,746          16,355         15,734         10,561
                                                   -----------     ----------     -----------    -----------    -----------
        Total revenues                                 17,839         22,296          26,715         28,049         25,027

Cost of revenues:
    Product                                             5,533          4,782           4,407          4,879          4,665
    Services                                            2,338          6,165           9,466          9,310          4,346
                                                   -----------     ----------     -----------    -----------     ----------
        Total cost of revenues                          7,871         10,947          13,873         14,189          9,011
                                                   -----------     ----------     -----------    -----------    -----------
    Gross profit                                        9,968         11,349          12,842         13,860         16,016

Expenses:
    Application development                             1,082          4,643           4,203          5,333          4,877
    Depreciation and amortization                       1,215          1,246           3,853          4,925          4,366
    Selling, general and administrative                15,246          8,072          12,036         16,985         13,769
    Impairment of intangible assets                        --             --              --          6,519             --
    Impairment of note receivable received in
      connection with the sale of IBIS Systems
      Limited                                              --             --              --          7,647             --
                                                   -----------     ----------     -----------    -----------    -----------
       Total expenses                                  17,543         13,961          20,092         41,409         23,012
                                                   -----------     ----------     -----------    -----------    -----------
Loss from operations                                   (7,575)        (2,612)         (7,250)       (27,549)        (6,996)

Other income (expense):
    Interest income                                        20              1               7            620          1,069
    Other income (expense)                                 (7)         2,208             (56)            74           (202)
    Interest expense                                   (1,952)        (1,796)         (3,018)        (3,043)        (1,493)
                                                   -----------     ----------     -----------    -----------    -----------
       Total other expense                             (1,939)           413          (3,067)        (2,349)          (626)
                                                   -----------     ----------     -----------    -----------    -----------
Loss before provision (benefit) for income taxes       (9,514)        (2,199)        (10,317)       (29,898)        (7,622)

    Provision (benefit) for income taxes                 (586)            11               2         (4,778)        (2,435)
                                                   -----------     ----------     -----------    -----------    -----------
Loss before change in accounting principle             (8,928)        (2,210)        (10,319)       (25,120)        (5,187)

    Cumulative effect of changing accounting
      principle - Goodwill valuation under
      SFAS No. 142                                         --           (627)             --             --             --
                                                   -----------     ----------     -----------    -----------    -----------
Loss from continuing operations                        (8,928)        (2,837)        (10,319)       (25,120)        (5,187)

Income (loss) from discontinued operations                 --            119          (4,339)        (3,825)         1,133
                                                   -----------     ----------     -----------    -----------    -----------

       Net loss                                        (8,928)        (2,718)        (14,658)       (28,945)        (4,054)

Cumulative preferred dividends                         (1,024)        (1,015)           (254)            --             --
                                                   -----------     ----------     -----------    -----------    -----------

Net loss available to common stockholders          $   (9,952)     $  (3,733)     $  (14,912)    $  (28,945)    $   (4,054)
                                                   ===========     ==========     ===========    ===========    ===========


                                                            20

                                                                               YEAR ENDED MARCH 31, (1)
                                                        -------------------------------------------------------------------
                                                          2004            2003           2002          2001          2000
                                                        ---------     -----------     ---------     ---------     ---------
                                                       (Restated)
                                                                                   (in thousands)
Basic and diluted earnings (loss) per share:
    Loss before change in accounting principle          $  (0.22)     $    (0.07)     $  (0.29)     $  (0.72)     $  (0.15)
    Loss from change in accounting principle                  --           (0.02)           --            --            --
                                                        ---------     -----------     ---------     ---------     ---------
    Loss from continuing operations                        (0.22)          (0.09)        (0.29)        (0.72)        (0.15)
    Income (loss) from discontinued operations                --              --         (0.12)        (0.11)         0.13
    Cumulative preferred dividends                         (0.02)          (0.04)        (0.01)           --            --
                                                        ---------     -----------     ---------     ---------     ---------
       Net loss available to common stockholders        $  (0.24)     $    (0.13)     $  (0.42)     $  (0.83)     $  (0.12)
                                                        =========     ===========     =========     =========     =========

Weighted average common shares:
    Basic                                                 41,450          29,599        35,698        34,761        32,459
    Diluted                                               41,450          29,599        35,698        34,761        32,459

BALANCE SHEET DATA:
Working capital                                         $    727      $   (4,056)     $ (5,337)     $ (2,782)     $  2,628
Total assets                                            $ 48,527      $   37,637      $ 40,005      $ 56,453      $ 94,083
Long-term obligations                                   $  2,224      $    2,807      $  8,013      $ 18,554      $ 21,586
Stockholders' equity                                    $ 38,775      $   23,842      $ 21,952      $ 26,993      $ 53,497


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


RESTATEMENT OF FISCAL 2004 INFORMATION

We restated our March 31, 2004 financial statements to:

         1. Reverse $3.9 million revenue recognized on a one-time sale of software technology rights,
         2. Separately present revenues from product and services and corresponding costs of revenues,
         3. Reclassify amortization of software products from depreciation and amortization expense to cost of product revenue,
         4. Reverse a $3.9 million purchase of software technology ("Software Technology" and related amortization,
         5. Accrue $450,000 royalty liability and related recognition of royalty fees pursuant to the purchase agreement of Software Technology,
         6. Recognize amortization of debt discount on the March '03, April '03, May '03 and Toys "R" Us convertible debts as interest expense,
         7. Capitalize and amortize beneficial conversion interest charge related to the convertible debentures acquired in March 2003, April 2003, May 2003 and March 2004,
         8. Capitalize legal fees incurred in connection with the acquisitions of Page Digital Incorporated and Retail Technologies International, Inc.,
         9. Reclassify $640,000 impairment of prepaid development expense from other expense to selling, general and administrative expense, and
         10. Reclassify a $1.5 million gain on debt forgiveness from extraordinary item to other income.

These changes had no impact on the net cash flows from operations.


RECENT ACQUISITIONS

ACQUISITION OF PAGE DIGITAL


         On January 30, 2004, we acquired Page Digital, a developer of multi-channel commerce software, through a merger transaction for total consideration of $7.1 million, consisting of $2.0 million in cash, 2,500,000 shares of our common shares valued at $2.00 per share and $138,000 in acquisition costs. The acquisition was accounted for as a purchase, and accordingly, the operating results of Page Digital have been included in our consolidated financial statements from the date of acquisition. In connection with the Page Digital acquisition, we added approximately 40 employees and recorded $6.1 million of goodwill, $1.4 million in software technology, $904,000 in customer relationships and $285,000 in trademark. For pro forma operating results, see "Notes to Consolidated Financial Statements - Note 2" in the Financial Statements section.

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


         Pursuant to the Amended Merger Agreement, the Merger was completed with the following terms: (i) we assumed RTI's obligations under those certain promissory notes issued by RTI on December 20, 2002 with an aggregate principal balance of $2.3 million; (ii) the total consideration paid at the closing of the Merger was $11.6 million paid in shares of our common stock with fair value of $1.2 million, newly designated Series B Preferred Stock with fair value of $5.7 million, promissory notes totaling $3.6 million, incentive stock options with fair value of $1.0 million and acquisition costs of $110,000; (iii) the Shareholders and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to the Registration Rights Agreement dated June 1, 2004 between us, the Shareholders and Intuit; and
(iv) the merger consisted of two steps (the "Merger"), first, Merger Sub merged with and into RTI, Merger Sub's separate corporate existence ceased and RTI continued as the surviving corporation (the "Reverse Merger"), immediately thereafter, RTI merged with and into Merger Sub II, RTI's separate corporate existence ceased and Merger Sub II continued as the surviving corporation (the "Second-Step Merger").


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

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to total revenues for the fiscal years ended March 31, 2004, 2003 and 2002 (in thousands):

                                                                                 YEAR ENDED MARCH 31,
                                                    -----------------------------------------------------------------------------
                                                             2004                        2003                       2002
                                                    -----------------------    -----------------------    -----------------------
                                                                 PERCENTAGE                 PERCENTAGE                 PERCENTAGE
                                                     AMOUNT      OF REVENUE     AMOUNT      OF REVENUE     AMOUNT      OF REVENUE
                                                    ---------    ----------    ---------    ----------    ---------    ----------
                                                         (AS RESTATED)
Revenues:
   Product                                          $ 13,214           74%     $ 11,550           52%     $ 10,360           39%
   Services                                            4,625           26%       10,746           48%       16,355           61%
                                                    ---------    ----------    ---------    ----------    ---------    ----------
      Total revenues                                  17,839          100%       22,296          100%       26,715          100%

Cost of revenues:
   Product                                             5,533           31%        4,782           21%        4,407           16%
   Services                                            2,338           13%        6,165           28%        9,466           36%
                                                    ---------    ----------    ---------    ----------    ---------    ----------
      Total cost of sales                              7,871           44%       10,947           49%       13,873           52%
                                                    ---------    ----------    ---------    ----------    ---------    ----------
   Gross profit                                        9,968           56%       11,349           51%       12,842           48%

Expenses:
   Application development                             1,082            6%        4,643           21%        4,203           16%
   Depreciation and amortization                       1,215            7%        1,246            6%        3,853           14%
   Selling, general and administration                15,246           85%        8,072           36%       12,036           45%
                                                    ---------    ----------    ---------    ----------    ---------    ----------
      Total expenses                                  17,543           98%       13,961           63%       20,092           75%
                                                    ---------    ----------    ---------    ----------    ---------    ----------

Loss from operations                                  (7,575)         (42)%      (2,612)         (12)%      (7,250)         (27)%

Other income (expense)
   Interest income                                        20           -- %           1            0%            7           -- %
   Other income (expense)                                 (7)          -- %       2,208           10%          (56)          -- %
   Interest expense                                   (1,952)         (11)%      (1,796)         (8)%       (3,018)         (11)%
                                                    ---------    ----------    ---------    ----------    ---------    ----------
      Total other expense                             (1,939)         (11)%         413            2%       (3,067)         (11)%
                                                    ---------    ----------    ---------    ----------    ---------    ----------

Loss before provision (benefit) for income taxes      (9,514)         (53)%      (2,199)         (10)%     (10,317)         (38)%

      Provision (benefit) for income taxes              (586)          (3)%          11            0%            2           -- %
                                                    ---------    ----------    ---------    ----------    ---------    ----------

Loss before change in accounting principle            (8,928)         (50)%      (2,210)         (10)%     (10,319)         (38)%

   Cumulative effect of changing accounting
     principle - Goodwill valuation under
     SFAS No. 142                                         --                       (627)                        --
                                                    ---------                  ---------                  ---------

Loss from continuing operations                       (8,928)                    (2,837)                   (10,319)

Income (loss) from discontinued operations,
   net of taxes                                           --                        119                     (4,339)
                                                    ---------                  ---------                  ---------

Net loss                                              (8,928)                    (2,718)                   (14,658)

Cumulative preferred dividends                        (1,024)                    (1,015)                      (254)
                                                    ---------                  ---------                  ---------

Net loss available to common stockholders           $ (9,952)                  $ (3,733)                  $(14,912)
                                                    =========                  =========                  =========


FISCAL YEAR ENDED MARCH 31, 2004 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2003

TOTAL REVENUES

         Product revenues consist of license sales, recurring maintenance revenues and sale of partner products and hardware. Service revenue consists of professional services incurred in implementation, training and modifications, as well as reimbursed costs. Product revenues were $13.2 million and $11.6 million in the fiscal years ended March 31, 2004 and 2003, respectively. Product revenues increased by $1.7 million, or 14%, primarily due to an increase of $1.8 million from the sale of partner products, the inclusion of $0.9 million of product revenues for Page Digital, an increase of $0.5 million in maintenance revenue, offset by $1.7 million decrease in license sales. We established relationships with strategic partners and began to offer their products, including IP Viewpoint, IP Buyers' Workmate, IP Integrator and IP Synaro, in the fourth quarter of fiscal 2003. Services revenues were $4.6 million and $10.7 million in fiscal years ended March 31, 2004 and 2003, respectively. Services revenues decreased by $6.1 million, or 57%, due primarily to a $5.9mm decrease from Toys R Us., Inc. "(Toys"), offset by the inclusion of $0.2 million of services revenues for Page Digital. The decrease in Toys revenue is due to completion of development contract in fiscal 2003. Toys revenue in fiscal 2004 consisted primarily of implementation services. Toys had been a major customer since fiscal 2000 and terminated its contract in third quarter of fiscal 2004. As we don't anticipate additional material Toys revenue in the near future, the loss of Toys will have a significant impact on future revenues as we attempt to replace those revenues with revenues generated from new customers. Total revenues decreased $4.5 million, or 20%, to $17.8 million in the fiscal year ended march 31, 2004 from $22.3 million in the fiscal year ended March 31, 2003 due to the above factors. Excluding Toys revenues, total revenues were $16.3 million for the fiscal year ended March 31, 2004 compared to $14.8 million in the fiscal year ended March 31, 2003.


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


COST OF REVENUES/GROSS PROFIT

         Cost of revenues decreased $3.1 million, or 28%, to $7.9 million in the fiscal year ended March 31, 2004 from $10.9 million in the fiscal year ended March 31, 2003. Cost of product revenues increased $0.8 million, or 16%, to $5.5 million in fiscal year ended March 31, 2004 from $4.8 million in fiscal year ended March 31, 2003. Cost of product revenues included amortization expense of $2.6 million and $2.9 million for the fiscal years ended March 31, 2004 and 2003, respectively. Cost of services revenue decreased $3.8 million, or 62%, to $2.3 million in the fiscal year ended March 31, 2004 from $6.2 million in the fiscal year ended March 31, 2003. Total gross profit decreased $1.4 million, or 12%, to $10.0 million in the fiscal year ended March 31, 2004 from $11.3 million in the fiscal year ended march 31, 2003 due primarily to a large decrease in service revenues, offset by an increase in product revenues. Total gross profit was 56% and 51% for the fiscal years ended March 31, 2004 and 2003, re spectively, primarily due to product sales, which generally have higher margins, comprising 74% of total sales in the fiscal year ended March 31, 2004 compared to 52% in the fiscal year ended March 31, 2003. Gross profit on products remained relatively consistent 58% and 59% for the fiscal years ended March 31, 2004 and 2003, respectively, while gross profit on services was 49% and 43% for the fiscal years ended March 31, 2004 and 2003, respectively. The increase in gross profit margin on services was due primarily to a decrease in modification and professional services sales, which have low margins. Modification and professional services sales represented 5% and 15%, respectively, of total revenues during fiscal 2004 and 22% and 23%, respectively, of total revenues during fiscal 2003.

         Cost of revenues for fiscal 2004 and 2003 included $0.4 million and $2.4 million, respectively, in costs associated with the development or modification of modules for Toys, including the use of higher cost outsource development services (subcontractors) for certain components of the overall project. These costs are neither capitalized nor included in application technology development expenses, but we consider them to be part of our overall application technology development program.


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


DEPRECIATION AND AMORTIZATION

         Depreciation and amortization remained at $1.2 million in fiscal years ended March 31, 2004 and march 31, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $7.2 million, or 89%, to $15.2 million in the fiscal year ended March 31, 2004 compared to $8.1 million in the fiscal year ended March 31, 2003 due to the following:

         o $4.8 million increase in sales and administrative expenses as we focused on developing our sales organization, increasing marketing efforts and building infrastructure in the current year,
         o        $0.6 million prepaid development expenses relating to 5R,
         o $0.3 million operating expenses for Page Digital which was acquired on January 31, 2004,
         o $0.7 million increase in bad debt expense resulted from a write-off of an account receivable due to the termination of Toys agreement,
         o $0.3 million accounting costs for acquisitions of Page Digital and RTI and
         o $0.4 million increase in audit, accounting and legal fees relating to financing activities during fiscal 2003 and 2004.

OTHER INCOME

         Other income for the fiscal year ended 2003 represents $2.2 million gain on debt forgiveness On March 31, 2003, we entered into a Discounted Loan Payoff Agreement with Union Bank of California (the "Bank"), our senior lender. Under this agreement, we paid the Bank $2.8 million acquired from the sale of 9% convertible debentures to certain investors. We also issued to the Bank 1 million shares of our common stock and a $500,000 one-year unsecured, non-interest bearing convertible note payable in either cash or stock, at our option. The cash payment, shares and convertible note were accepted by the Bank in full satisfaction of our debt to the Bank. The Bank also canceled the warrant to purchase 1.5 million shares of our common stock and returned all collateral held, including 10.7 million shares of our common stock pledged as security. In connection with the settlement of the debt to the Bank, we reported a gain of $2.2 million.

INTEREST EXPENSE

         Interest expense increased by $0.2 million, or 11%, to $2.0 million in the fiscal year ended March 31, 2004 from $1.8 million in the fiscal year ended March 31, 2003. The increase is due to primarily to an increase in the amortization of debt discounts on convertible debt, offset by $0.5 million decrease in interest expense due to 72% decrease in average balance of interest-bearing loans as compared to prior year.

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

FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002


TOTAL REVENUES

         Product revenues were $11.6 million and $10.4 million in the fiscal years ended March 31, 2003 and 2002, respectively. Product revenues increased by $1.2 million, or 11%, primarily due to an increase of $0.8 million in license sales and $0.3 million in maintenance revenue. Services revenues were $10.7 million and $16.4 million in fiscal years ended March 31, 2003 and 2002, respectively. Services revenues decreased by $5.7 million, or 35%, due primarily to a $5.9mm decrease from Toys, offset by $0.4 million in professional services. The decrease in Toys revenue is due to completion of development contract in fiscal 2003. Total revenues decreased $4.4 million, or 17%, to $22.3 million in the fiscal year ended march 31, 2003 from $26.7 million in the fiscal year ended March 31, 2002 due to the above factors. Excluding Toys revenues, total revenues were $14.8 million for the fiscal year ended March 31, 2003 compared to $13.3 million in the fiscal year ended March 31, 2003.

COST OF REVENUES/GROSS PROFIT

         Cost of revenues decreased $2.9 million, or 21%, to $10.9 million in the fiscal year ended March 31, 2003 from $13.9 million in the fiscal year ended March 31, 2002. Cost of product revenues increased $0.4 million, or 9%, to $4.8 million in fiscal year ended March 31, 2003 from $4.4 million in fiscal year ended March 31, 2002. Cost of product revenues included amortization expense of $2.9 million for the fiscal years ended March 31, 2003 and 2002. Cost of services revenue decreased $3.3 million, or 35%, to $6.2 million in the fiscal year ended March 31, 2003 from $9.5 million in the fiscal year ended March 31, 2002. Total gross profit decreased $1.5 million, or 12%, to $11.3 million in the fiscal year ended March 31, 2003 from $12.8 million in the fiscal year ended march 31, 2002 due primarily to a large decrease in service revenues, offset by an increase in product revenues. Total gross profit was 51% and 48% for the fiscal years ended March 31, 2003 and 2002, respectively, primarily due to product sales, which generally have higher margins, comprising 52% of total sales in the fiscal year ended March 31, 2004 compared to 39% in the fiscal year ended March 31, 2003. Gross profit on products remained relatively consistent 58% and 57% for the fiscal years ended March 31, 2003 and 2002, respectively, while gross profit on services also remained relatively consistent at 43% and 42% for the fiscal years ended March 31, 2003 and 2002, respectively.

         Cost of revenues for fiscal 2003 and 2002 included $2.4 million and $3.6 million, respectively, in costs associated with the development or modification of modules for Toys, including the use of higher cost outsource development services (subcontractors) for certain components of the overall project. These costs are neither capitalized nor included in application technology development expenses, but we consider them to be part of our overall application technology development program.


APPLICATION DEVELOPMENT EXPENSE

         Application development expense increased by $0.4 million, or 10%, to $4.6 million in fiscal year ended March 31, 2003 from $4.2 million in the fiscal year ended March 31, 2002. The increase in application development expense is primarily due to the ongoing enhancement of our suites of applications.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased by $2.6 million, or 68%, to $1.2 million in the fiscal year ended March 31, 2003 from $3.9 million in the fiscal year ended March 31, 2002. The decrease is mainly due to a reduction of $2.2 million in amortization pursuant to the non-amortization provisions of Statement Financial Accounting Standard ("SFAS") No. 142 for goodwill with indefinite useful lives.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


         Selling, general and administrative expenses decreased by $3.9 million, or 33%, to $8.1 million compared to $12.0 million in the fiscal year ended March 31, 2002. The decrease is due to decrease in revenues, the personnel reduction implemented in the third quarter of 2002 and fourth quarter of 2003 and control of expenditures.

OTHER INCOME

         On March 31, 2003, we entered into a Discounted Loan Payoff Agreement with Union Bank of California (the "Bank"), our senior lender. Under this agreement, we paid the Bank $2.8 million acquired from the sale of 9% convertible debentures to certain investors. We also issued to the Bank 1 million shares of our common stock and a $500,000 one-year unsecured, non-interest bearing convertible note payable in either cash or stock, at our option. The cash payment, shares and convertible note were accepted by the Bank in full satisfaction of our debt to the Bank. The Bank also canceled the warrant to purchase 1.5 million shares of our common stock and returned all collateral held, including 10.7 million shares of our common stock pledged as security. In connection with the settlement of the debt to the Bank, we reported a gain of $2.2 million.


INTEREST EXPENSE


         Interest expense decreased by $1.2 million, or 40%, to $1.8 million in the fiscal year ended March 31, 2003 from $3.0 million in the fiscal year ended March 31, 2002. Interest expense in fiscal 2002 included $1.2 million interest expense on the $10.0 million note payable to Softline. Our obligations related to this note were released by Softline effective in January 1, 2002 in connection with the integrated series of recapitalization transactions with Softline. The decrease was also due to $0.7 million decrease in amortization of debt discount.


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

         Operating activities used cash of $8.9 million in the fiscal year ended March 31, 2004 and $1.1 million in the fiscal year ended March 31, 2003. Cash used for operating activities in the fiscal year ended March 31, 2004 resulted from $8.9 million net loss, $4.2 million decrease in accounts payable and accrued expenses and $2.1 increase in accounts receivable and other receivables; offset in part by non-cash charges of $3.8 million for depreciation and amortization, $1.6 million interest charges on convertible debt and $0.8 million for provision for allowance for doubtful accounts.

         Investing activities used cash of $5.6 million in the fiscal year ended March 31, 2004 and $0.1 million in the fiscal year ended March 31, 2003. Cash used for investing activities in the current year was primarily for capitalization of $3.1 million software development costs, acquisition of Page Digital totaling $2.1 million and $0.5 million purchases of furniture and equipment.


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


         We believe that our cash and cash equivalent and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. Our future capital requirements depend on many factors, including our application development, sales and marketing activities. In addition, we have incurred losses for the last three fiscal years and we had a negative working capital in fiscal 2003. In the next twelve months, we anticipate raising additional capital through public or private equity or debt financings. In the long-term, we anticipate that cash from operations will be sufficient to provide liquidity for our normal operating requirements. As such, we do not know whether additional financing will be available when needed, or available on terms acceptable to us. We may raise capital through public or private equity or debt financings. If we are unable to raise the needed funds, we may be forced to curtail some or all of our activities and we may not be able to grow.

CASH POSITION

         As a result of our indebtedness and net losses for the past three years, we have experienced significant strains on our cash resources. In order to manage our cash resources, we have extended payment terms with many of our trade creditors wherever possible, have diligently focused our collection efforts on our accounts receivable and have been actively engaged in raising capital. See "Financing Transactions" below. We had a working capital of $0.7 million at March 31, 2004 compared to a negative working capital of $4.1 million at March 31, 2003.


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


TOYS "R" US, INC.

         In May 2002, Toys agreed to invest $1.3 million for the purchase of a non-recourse convertible note and a warrant to purchase 2,500,000 of our common shares. The purchase price was received in installments through September 27, 2002. The note was non-interest bearing, and the face amount, which was 16% of the $1.3 million purchase price as of May 29, 2002 was either convertible into shares of our common stock valued at $0.553 per share or payable in cash at our option, at the end of the term. The note was due May 29, 2009, or if earlier than that date, three years after the completion of the development project contemplated in the development agreement between us and Toys entered into at the same time. In November 2002, the Board decided that this note would be converted solely for equity and would not be repaid in cash and the $1.3 million balance was presented as committed common stock on our consolidated balance sheet at March 31, 2003. However, in order to comply with SFAS No. 150, "Accounting for Certain Financial Instruments With Uncertainties of Both Liabilities and Equity", we have re-classified this note from equity to liabilities at September 30, 2003. The warrant entitled Toys to purchase up to 2,500,000 of our common shares at $0.553 per share. 400,000 shares had vested as of May 29, 2002, and continued to vest at the rate of 100,000 shares per month until February 28, 2004.


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

         In accordance with generally accepted accounting principles, the difference between the conversion price of the note of $0.553 and our stock price on the date of issuance of the note was considered to be beneficial interest expense and amounted to $473,000. A total of $151,000 had been amortized during the period from the date of issuance to the date of the note was classified as equity. Upon classifying the note as equity, the remaining balance of $322,000 was expensed.

         We have also allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to warrant was $405,000. A total of $20,000 had been amortized during the period from the date of issuance to the date of the note was classified as equity. Upon classifying the note as equity, the remaining balance of $386,000 was expensed..


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


         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.32 and our stock price of the date of issuance of the debentures amounted to $265,000 and is being amortized over the term of the debentures. We recognized beneficial interest expense of $5,000 in the fiscal year ended March 31, 2004.

         We have also allocated the proceeds received from convertible debt with detachable warrants using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $720,000 and is being amortized over the life of the convertible debentures. We recorded an interest expense of $14,000 in the fiscal year ended March 31, 2004.


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


         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the notes amounted to $715,000 and was being amortized over the term of the debt. A total of $165,0000 had been amortized during the period from the date of issuance to the date of conversion to common stock. Upon the conversion to common stock, the remaining balance of $550,000 was expensed.

         Omicron, Midsummer and Islandia also received warrants to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.02 per share. The warrants expire five years from the date of issuance. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was $625,000 and was being amortized over the term of the convertible debentures. A total of $144,0000 had been amortized during the period from the date of issuance to the date of conversion into common stock. Upon the conversion of the debentures into common stock, the remaining balance of $481,000 was expensed.

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


         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the notes amounted to $69,000 and was being amortized over the term of the debt. A total of $16,000 had been amortized during the period from the date of issuance to the date of conversion into common stock. Upon the conversion of the debentures into common stock, the remaining balance of $53,000 was expensed.

         The April '03 Debenture was accompanied by a five-year warrant to purchase 156,311 shares of our common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $63,000 and was being amortized over the term of the convertible debentures. A total of $15,000 had been amortized from the date of issuance to the date of conversion into common stock. Upon the conversion of the debenture into common stock, the remaining balance of $48,000 was expensed.


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


         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures amounted to $38,000 and was being amortized over the term of the debt. A total of $7,000 had been amortized during the period from the date of issuance to the date of conversion into common stock. Upon the conversion of the debenture into common stock, the remaining balance of $31,000 was expensed..

         The May '03 Debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants is $39,000 and was being amortized over the term of the convertible debentures. A total of $7,000 had been amortized from the date of issuance to the date of conversion into common stock. Upon the conversion of the debenture into common stock, the remaining balance of $32,000 was expensed..

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

                                                         PAYMENT DUE BY PERIOD
                                                         ---------------------
                                                       LESS THAN
CONTRACTUAL CASH OBLIGATIONS                  TOTAL     1 YEAR    -13 YEARS    3-5 YEARS   THEREAFTER
----------------------------                  -----     ------    ---------    ---------   ----------
                                                               (in thousands)
Long-term debt obligations                  $ 3,371     $   723     $ 2,648     $    --     $    --

Capital lease obligations                       273         182          91          --          --
Operating leases                             10,678       1,786       2,277       1,922       4,693
Purchase obligations                          1,312       1,137         175          --          --
                                            --------    --------    --------    --------    --------

     Total contractual cash obligations     $15,634     $ 3,828     $ 5,191     $ 1,922     $ 4,693
                                            ========    ========    ========    ========    ========


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

                  Software license revenue, including third party license revenues or partner products, is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. We can establish vendor specific objective evidence ("VSOE") for all elements and not just undelivered elements. The undeliverable elements are primarily training, consulting and maintenance services. VSOE of fair value for training and consulting services is based upon hourly rates charged when those services are sold separately. VSOE of fair value for maintenance is the price the customer will be required to pay when it is sold separately (that is, the renewal rate). In addition, if a software license contains contingencies, such as specific customer acceptance customer acceptance criteria, right of return or a cancellation right, the software revenue is recognized upon the later of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for our software licenses are due in installments within twelve months from the date of delivery. Where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Deferred revenue consists primarily of prepaid maintenance support revenues, prepaid services revenue and deferred licenses.

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


         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150, the convertible note payable to Toys with the balance of $1.3 million was reclassified from equity to liabilities at September 30, 2003.

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

         Our revenues decreased by 20% in the fiscal year ended March 31, 2004, compared to the fiscal year ended March 31, 2003. Our revenues decreased by 17% in the fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002. We experienced a substantial decrease in application license software sales in fiscal year 2003 and 2002, which typically carry a much higher margin than other revenue sources. We must improve new application license sales to become profitable. We have taken steps to refocus our sales strategy on core historic competencies, but our typically long sales cycles make it difficult to evaluate whether and when sales will improve. We cannot be sure that the decline in sales has not been due to factors which might continue to negatively affect sales.


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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.


         Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 82% of our total assets as of March 31, 2004. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline.


         Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.


         Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 21%, 12% and 9% of our revenues from continuing operations were outside North America, principally in Australia and the United Kingdom, in the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international revenues and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.


HISTORICALLY WE HAVE BEEN DEPENDENT ON A SMALL NUMBER OF CUSTOMERS FOR A SIGNIFICANT AMOUNT OF OUR BUSINESS.


         Toys "R" Us ("Toys") accounted for 9%, 34% and 47% of our revenues from continuing operations for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. In November 2003, Toys terminated their software development and services agreement with us. We cannot provide any assurances that Toys or any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.


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

FOREIGN CURRENCY EXCHANGE RATE RISK


         We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 17%, 12% and 9% of our total revenues from continuing operations were denominated in currencies other than the U.S. dollar for the periods ended March 31, 2004, 2003 and 2002, respectively.


EQUITY PRICE RISK

         We have no direct equity investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements at March 31, 2004 (restated), 2003 and 2002 and the report of Singer Lewak Greenbaum & Goldstein LLP, Independent accountants, are included in this report on pages beginning on F-1.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows beneficial ownership of shares of our common stock as of June 1, 2004 (except as otherwise stated below) (i) by all persons known by us to beneficially own more than 5% of such stock, (ii) by each director, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group. Except as otherwise specified, the address for each person is 19800 MacArthur Boulevard, 12th Floor, Irvine, California 92612. As of June 1, 2004, there were 53,974,532 shares of common stock outstanding. Each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws), except as stated below.

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
                                               ==============    ==============

AUDIT FEES


         Audit Fees represent aggregate fees billed, including out-of-pocket expenses, associated with the annual audits of our consolidated financial statements, including the work performed in connection with consents and comfort letters, and review of consolidated financial statements included in our Forms 10-Q.


AUDIT-RELATED FEES


         Audit-Related Fees represent fees billed, including out-of-pocket expenses, for services rendered during the fiscal years ended March 31, 2004 and 2003, for assistance with acquisitions and financing transactions.


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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial statements and financial statement schedules

         Independent Auditor's Report of Singer Lewak Greenbaum &
         Goldstein LLP.............................................................. F-1


         Consolidated Balance Sheets as of March 31, 2004 (restated) and 2003....... F-2

         Consolidated Statements of Operations for the Fiscal Years ended
         March 31, 2004 (restated), 2003, and 2002.................................. F-3

         Consolidated Statements of Stockholders' Equity for the Fiscal Years
         Ended March 31, 2004 (restated), 2003 and 2002............................. F-4

         Consolidated Statements of Cash Flows for the Fiscal Years Ended
         March 31, 2004 (restated), 2003 and 2002................................... F-6


         Notes to Consolidated Financial Statements................................. F-8

         Supplemental Information

              Independent Auditor's Report on Financial Statement Schedule.......... F-38

              Valuation and Qualifying Accounts - Schedule II....................... F-39

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


Date:  November 15, 2004         ISLAND PACIFIC, INC., A DELAWARE CORPORATION

                                 By:  /S/ MICHAEL TOMCZAK
                                      ------------------------------------------
                                 Michael Tomczak
                                 President, Chief Operating Officer and Director (Principal Executive Officer)


                                 By:  /S/ RAN FURMAN
                                      ------------------------------------------
                                 Ran Furman, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                             CAPACITY                                 DATE

/s/ Michael Silverman                            Chairman of the Board                     November 15, 2004
---------------------------------------
Michael Silverman

/s/ Michael Tomczak                         President, Chief Operating Officer             November 15, 2004
---------------------------------------              and Director
Michael Tomczak

/s/ Steven Spector                                     Director                            November 15, 2004
---------------------------------------
Steven Spector

/s/ Donald Radcliffe                                   Director                            November 15, 2004
---------------------------------------
Donald Radcliffe

/s/ Julia Eakes                                        Director                            November 15, 2004
---------------------------------------
Julia Eakes

/s/ Ian Bonner                                         Director                            November 15, 2004
---------------------------------------
Ian Bonner

/s/ Lawrence Page                                      Director                            November 15, 2004
---------------------------------------
Lawrence Page
                                                   72

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Island Pacific, Inc. and subsidiaries
Irvine, California


We have audited the accompanying consolidated balance sheets of Island Pacific, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Island Pacific, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
------------------------------------------
Los Angeles, California
June 11, 2004, except for Note 19 as to which
the date is November 4, 2004

ISLAND PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,     MARCH 31,
                                                                                        2004          2003
                                                                                     ---------     ---------
                                                                                   (As restated
                                                                                  - See Note 19)
                                                                              (in thousands, except share amounts)
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  2,108      $  1,319
     Accounts receivable, net of allowance for doubtful
       accounts of $409 and $364, respectively                                          4,572         3,974
     Other receivables, including $37 and $3 from related
       parties, respectively                                                              143            97
     Inventories                                                                           46            91
     Current portion of non-compete agreements                                            668           917
     Current portion of note receivable                                                    36            --
     Net assets from discontinued operations                                               --           309
     Prepaid expenses and other current assets                                            682           225
                                                                                     ---------     ---------
         Total current assets                                                           8,255         6,932

Note receivable, less current maturities, net                                             126            --
Property and equipment, net                                                               821           380
Goodwill, net                                                                          20,607        14,795
Other intangibles, net                                                                 18,297        15,472
Other assets                                                                              421            58
                                                                                     ---------     ---------

         Total assets                                                                $ 48,527      $ 37,637
                                                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Debt due to stockholders                                                        $     --      $  1,320
     Current portion of long-term debts                                                   146           649
     Current portion of capital leases                                                    169            --
     Accounts payable                                                                   1,255         2,941
     Accrued expenses                                                                   3,301         4,517
     Deferred revenue                                                                   2,657         1,561
                                                                                     ---------     ---------
         Total current liabilities                                                      7,528        10,988

Convertible debentures, less current maturities                                         1,900         2,726
Capital lease obligations, less current maturities                                         89            --
Other long-term liabilities                                                               235            81
                                                                                     ---------     ---------
         Total liabilities                                                              9,752        13,795
                                                                                     ---------     ---------

Commitments and contingencies (Note 10)

Stockholders' equity:
     Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A
         Convertible Preferred stock, 7.2% cumulative convertible 141,100 shares authorized and outstanding with a stated value of $100 per
         share, dividends in arrears of $2,002 and $1,269                              14,100        14,100
     Committed common stock - 2,500,000 shares                                             --         1,383
     Common stock, $.0001 par value; 100,000,000 shares authorized;
         52,427,799 and 42,199,632 shares issued and 52,427,799 and
         31,499,632 shares outstanding                                                      5             4
     Additional paid-in capital                                                        74,088        57,751
     Retained (deficit) earnings                                                      (49,418)      (40,490)
     Treasury stock, at cost - 10,700,000 shares                                           --        (8,906)
                                                                                     ---------     ---------
         Total stockholders' equity                                                    38,775        23,842
                                                                                     ---------     ---------
         Total liabilities and stockholders' equity                                  $ 48,527      $ 37,637
                                                                                     =========     =========

                                                       F-2

ISLAND PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED MARCH 31,
                                                                      ------------------------------------
                                                                        2004          2003          2002
                                                                      ---------     ---------     ---------
                                                                   (As restated -
                                                                    See Note 19)
                                                                      (in thousands, except per share data)

Revenues:
   Product                                                            $ 13,214      $ 11,550      $ 10,360
   Services                                                              4,625        10,746        16,355
                                                                      ---------     ---------     ---------
      Total revenues                                                  $ 17,839      $ 22,296      $ 26,715

Cost of revenues
   Product                                                               5,533         4,782         4,407
   Services                                                              2,338         6,165         9,466
                                                                      ---------     ---------     ---------
      Total cost of revenues                                             7,871        10,947        13,873
                                                                      ---------     ---------     ---------
         Gross profit                                                    9,968        11,349        12,842
                                                                      ---------     ---------     ---------
Expenses:
   Application development                                               1,082         4,643         4,203
   Depreciation and amortization                                         1,215         1,246         3,853
   Selling, general and administrative                                  15,246         8,072        12,036
                                                                      ---------     ---------     ---------
   Total expenses                                                       17,543        13,961        20,092
                                                                      ---------     ---------     ---------
Loss from operations                                                    (7,575)       (2,612)       (7,250)

Other income (expense):
   Interest income                                                          20             1             7
   Other income (expense)                                                   (7)        2,208           (56)
   Interest expense, including $52, $128 and
      $1,988 to related parties                                         (1,952)       (1,796)       (3,018)
                                                                      ---------     ---------     ---------
         Total other income (expenses)                                  (1,939)          413        (3,067)
                                                                      ---------     ---------     ---------

Loss before provision (benefit) for income taxes                        (9,514)       (2,199)      (10,317)

Provision (benefit) for income taxes                                      (586)           11             2
                                                                      ---------     ---------     ---------
Loss before change in accounting principle                              (8,928)       (2,210)      (10,319)

  Cumulative effect of changing accounting principle - Goodwill
      valuation under SFAS No. 142                                          --          (627)           --
                                                                      ---------     ---------     ---------
Loss from continuing operations                                         (8,928)       (2,837)      (10,319)

Discontinued operations:
   Income (loss) from operations of SVI Training
      Products, Inc., net of estimated income
      tax expense (benefit) of $0, ($57) and $37                            --           119           220
   Loss from Australian operations, net of estimated
      income taxes benefit of $0                                            --            --        (4,559)
                                                                      ---------     ---------     ---------
Income (loss) from discontinued operations                                  --           119        (4,339)
                                                                      ---------     ---------     ---------

Net loss                                                                (8,928)       (2,718)      (14,658)

   Cumulative preferred dividends                                       (1,024)       (1,015)         (254)
                                                                      ---------     ---------     ---------
Net loss available to common stockholders                             $ (9,952)     $ (3,733)     $(14,912)
                                                                      =========     =========     =========
Basic and diluted earnings (loss) per share:
   Loss before change in accounting principle                         $  (0.22)     $  (0.07)     $  (0.29)
   Loss from change in accounting principle                                 --         (0.02)           --
                                                                      ---------     ---------     ---------
       Loss from continuing operations                                   (0.22)        (0.09)        (0.29)
   Discontinued operations                                                  --            --         (0.12)
   Cumulative preferred dividends                                        (0.02)        (0.04)        (0.01)
                                                                      ---------     ---------     ---------
       Net loss available to common stockholders                      $  (0.24)     $  (0.13)     $  (0.42)
                                                                      =========     =========     =========

Basic and diluted weighted average common shares outstanding            41,450        29,599        35,698
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

                       The accompanying notes are an integral part of these consolidated financial statements.
                                                                                                                         (Continued)
                                                                F-4

ISLAND PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                                                                                ACCUMULATED
                                                                                                        OTHER      OTHER
                                                           ADDITIONAL                      RETAINED    COMPRE-    COMPRE-
                           PREFERRED  COMMITTED  COMMON     PAID-IN    TREASURY   SHARES   EARNINGS    HENSIVE    HENSIVE
                             STOCK      STOCK     STOCK     CAPITAL     STOCK   RECEIVABLE (DEFICIT)     LOSS       LOSS     TOTAL
                           --------- ---------  ---------  ---------  ---------  --------- ---------  ---------  --------- ---------
                                                                (in thousands, except share amounts)
Issuance of
  convertible note payable
  solely in common stock         --     1,383         --         --         --         --        --         --         --     1,383
Common stock returned            --        --         --       (474)        --        485        --         --         --        11
Compensation expense for
  warrants and options
  granted                        --        --         --         32         --         --        --         --         --        32
Interest charges on
  convertible note due to
  major customer                 --        --         --        879         --         --        --         --         --       879
Interest charges on
  convertible debentures         --        --         --        633         --         --        --         --         --       633
Adjustment to cost of
  treasury stock                 --        --         --         --       (326)        --        --         --         --      (326)
Comprehensive loss:
  Net loss                       --        --         --         --         --         --    (2,718)  $ (2,718)        --    (2,718)
  Comprehensive                                                                                       ---------
    loss                         --        --         --         --         --         --        --   $ (2,718)        --        --
                           --------- ---------  ---------  ---------  ---------  --------- ---------  =========  --------- ---------
Balance, March 31, 2003    $ 14,100  $  1,383   $      4   $ 57,751   $ (8,906)  $     --  $(40,490)             $     --  $ 23,842

Exercise of
  stock options                  --        --         --        144         --         --        --         --         --       144
Issuance of common
  stock for services             --        --         --         74         --         --        --         --         --        74
Issuance of common stock
  for commissions and
  bonuses due to employees       --        --         --         83         --         --        --         --         --        83
Sale of common stock             --        --          1     12,842         --         --        --         --         --    12,843
Offering costs                   --        --         --     (1,213)        --         --        --         --         --    (1,213)
Issuance of common stock
  in connection with
  acquisition of Page Digital
  Incorporated                   --        --         --      5,000         --         --        --         --         --     5,000
Conversion of convertible
  notes                          --        --         --      1,872         --         --        --         --         --     1,872
Conversion of convertible
  debentures                     --        --          1      4,200         --         --        --         --         --     4,201
Debt discount on
  convertible debentures         --        --         --      1,903         --         --        --         --         --     1,903
Issuance of common stock
  for settlement cost            --        --         --        120         --         --        --         --         --       120
Compensation expense for
  stock options and
  warrants granted               --        --         --        217         --         --        --         --         --       217
Declared dividend on
  Series A Preferred             --        --         --       (421)        --         --        --         --         --      (421)
Conversion of accrued
  dividend into common
  stock                          --        --         --        421         --         --        --         --         --       421
Reclassify to liability          --    (1,383)        --         --         --         --        --         --         --    (1,383)
Retirement of treasury
  stock                          --        --         (1)    (8,905)     8,906         --        --         --         --        --
Comprehensive loss:
   Net loss                      --        --         --         --         --         --    (8,928)  $ (8,928)        --    (8,928)
     Comprehen-                                                                                       ---------
       sive loss                 --        --         --         --         --         --        --   $ (8,928)        --        --
                           --------- ---------  ---------  ---------  ---------  --------- ---------  =========  --------- ---------
Balance, March 31, 2004(1) $ 14,100  $     --   $      5   $ 74,088   $     --   $     --  $(49,418)             $     --  $ 38,775
                           ========= =========  =========  =========  =========  ========= =========             ========= =========

                       The accompanying notes are an integral part of these consolidated financial statements.

(1) Committed stock, additional paid-in capital and the retained deficit have been restated in the year ended March 31, 2004, see Note 19.

                                                                 F-5

ISLAND PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED MARCH 31,
                                                                            -------------------------------------
                                                                               2004          2003          2002
                                                                            ---------     ---------     ---------
                                                                          (As restated -
                                                                           See Note 19)
                                                                             (in thousands, except share amounts)
Cash flows from operating activities:
     Net loss                                                               $ (8,928)     $ (2,718)     $(14,658)
     Adjustments to reconcile net loss to net cash provided
       by (used for) operating activities:
     Depreciation and amortization                                             3,798         4,148         7,069
     Cumulative effect of a change in accounting principle -
        Goodwill valuation under SFAS No. 142                                     --           627            --
     Gain on debt forgiveness                                                     --        (2,184)           --
     Loss on disposal of Training Products and Australian operations              --           129         3,171
     Compensation expense for stock options and warrants                         217             8           579
     Interest charges on convertible debt                                      1,562           879           438
     Provision for allowance for doubtful accounts, net of recoveries            823           159            (3)
     Common stock issued for services rendered, severance and
       interest payments                                                          75           115           245
     Deferred income tax provision                                                --            --          (149)
     Loss on sale of furniture and equipment                                     170            --            64
     Changes in assets and liabilities, net of effects of acquisitions:
         Accounts receivable and other receivables                            (2,131)       (2,205)        2,551
         Accrued interest on note receivable                                      --            --            --
         Inventories                                                              52            24            61
         Prepaid expenses and other current assets                              (641)         (286)           60
         Accounts payable and accrued expenses                                (4,188)        1,394        (1,892)
         Accrued interest on stockholders' loans and note payable                200           853         2,295
         Deferred revenue                                                         61        (1,967)        1,642
         Income taxes payable                                                     --           (98)           98
                                                                            ---------     ---------     ---------
         Net cash provided by (used for) operating activities                 (8,930)       (1,122)        1,571
                                                                            ---------     ---------     ---------
Cash flows from investing activities:
     Acquisition of Page Digital Incorporated, net                            (2,045)           --            --
     Purchase of furniture and equipment                                        (509)          (67)         (301)
     Proceeds from sale of furniture and equipment                                --            --            13
     Payment received on note receivable                                          18            --            --
     Purchase of software and capitalized software development costs          (3,053)          (93)         (409)
                                                                            ---------     ---------     ---------
         Net cash used for investing activities                               (5,589)         (160)         (697)
                                                                            ---------     ---------     ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net                              11,774            --            --
     Increase (decrease) in amounts due to stockholders, net                      --          (287)         (844)
     Proceeds from committed stock                                                --         1,383            --
     Proceeds from convertible notes due to stockholders                          --            --         1,260
     Proceeds from convertible debentures                                      3,700         3,500            --
     Payments on convertible debentures                                         (135)           --            --
     Payments on capital lease obligations                                       (28)           --            --
     Payments on term loans                                                       --        (3,303)       (1,243)
     Proceeds from short-term loan from related party                             --           120            --
     Payments on short-term loan from related party                               --          (120)           --
                                                                            ---------     ---------     ---------
         Net cash provided by (used for) financing activities                 15,311         1,293          (827)
                                                                            ---------     ---------     ---------

                                                                                                      (Continued)
                                                        F-6

ISLAND PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                    YEAR ENDED MARCH 31,
                                                                            ----------------------------------
                                                                              2004         2003         2002
                                                                            --------     --------     --------
                                                                         (As restated -
                                                                          See Note 19)
                                                                           (in thousands, except share amounts)

Effect of exchange rate changes on cash                                          (3)          (1)          (5)
                                                                            --------     --------     --------

Net increase (decrease) in cash and cash equivalents                            789           10           42
Cash and cash equivalents, beginning of year                                  1,319        1,309        1,267
                                                                            --------     --------     --------
Cash and cash equivalents, end of year                                      $ 2,108      $ 1,319      $ 1,309
                                                                            ========     ========     ========

Supplemental disclosure of non-cash information:
     Interest paid                                                          $   146      $   492      $ 1,194
     Income taxes paid                                                      $     4      $    40      $    --

Supplemental disclosure of non-cash investing and financing activities:
     Issued 84,849 shares of common stock to employees in lieu of
        cash payments for commissions and bonuses                           $    83           --           --
     Issued 2,509,543 shares of common stock in connection with
        acquisition of Page Digital Incorporated                            $ 5,014           --           --
     Issued 4,103,161 shares of common stock upon conversion of
        convertible debentures                                              $ 4,200           --           --
     Issued 2,287,653 shares of common stock upon conversion of
        convertible notes due to stockholders                               $ 1,372           --           --
     Issued 239,739 shares of common stock upon conversion of
        convertible note                                                    $   500           --           --
     Wrote-off convertible note payable to Toys "R" Us, Inc. ("Toys")
        by offsetting against accounts receivable due from Toys             $ 1,383           --           --
     Issued 100,000 shares of common stock and re-purchased
        our software license from a customer pursuant to a settlement
        agreement                                                           $   600           --           --
     Issued 500,000 shares of common stock in lieu of cash payment
        for declared dividends on Series A Preferred stock                  $   421           --           --
     Retired 10,700,000 shares of treasury stock                            $ 8,906           --           --
     Issued 1,000,000 shares of common stock for part of term loan
        payoff                                                                   --      $   788           --
     Issued 1,010,000 shares of common stock to payoff a stockholder's
        loan                                                                     --      $   388           --
     Issued 38,380 shares of common stock for services to be provided            --           --      $    31
     629,500 shares of common stock returned for service contract
        canceled after shares were issued                                        --      $  (474)     $   485
     Issuance of 141,000 shares of Series A Preferred Stock and transfer of note receivable received from the sale of
        IBIS Systems Limited in exchange for 10,700,000 shares
        of common stock and settlement of Softline note payable                  --           --      $ 5,520
     Issued 78,000, 1,223,580 and 168,208 shares of common stock
        for services rendered and interest payments                         $    60      $   657      $   165
     Issued 140,000 shares of common stock for accrued liquidated
        damages for late effectiveness of the registration statement             --      $    60           --

                                                                                                   (Concluded)

                                                     F-7

ISLAND PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)


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


         REVENUE RECOGNITION - We license software under non-cancelable agreements and provide related services, including consulting, training, customization of software and customer support. We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended and interpreted by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition", with respect to certain transactions, as well as Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", updated by SAB's 103 and 104, "Update of Codification of Staff Accounting Bulletins", and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

         Software license revenue, including third party license revenues or partners products, is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. We can establish vendor specific objective evidence ("VSOE") for all elements and not just undelivered elements. The undeliverable elements are primarily training, consulting and maintenance services. VSOE of fair value for training and consulting services is based upon hourly rates charged when those services are sold separately. VSOE of fair value for maintenance is the price the customer will be required to pay when it is sold separately (that is, the renewal rate). In addition, if a software license sale contains contingencies, such as specific customer acceptance criteria, right of return or a cancellation right, the software revenue is recognized upon the later of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for our software licenses are due in installments within twelve months from the date of delivery. Where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Deferred revenue consists primarily of prepaid maintenance support revenues, prepaid services revenue and deferred license.

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

         REIMBURSABLE OUT-OF-POCKET EXPENSES - We adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. Through March 31, 2002, we classified reimbursed out-of-pocket expenses as a reduction in cost of consulting services. The adoption of EITF 01-14 increased reported net sales and cost of sales; however, it did not affect the net income or loss in any past or future periods. Reimbursed expenses of $275,000 and $615,000 have been classified in both revenues and cost of sales for the years ended March 31, 2004 and 2003, respectively, and we have reclassified reimbursed expenses of $1.1 million to revenues and cost of sales in the consolidated statement of operations for the year ended March 31, 2002.

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


                                                              YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                               MARCH 31,     MARCH 31,     MARCH 31,
                                                                  2004         2003           2002
                                                               ---------     ---------     ---------
                                                             (As restated)
                                                               (in thousands, except per share data)

                  Net loss as reported                        $ (8,928)     $ (2,718)     $(14,658)
                  Less: stock-based compensation expense,
                      net of related tax effects                (2,162)       (1,713)       (1,305)
                                                              ---------     ---------     ---------
                  Pro forma net loss                          $(11,090)     $ (4,431)     $(15,963)
                                                              =========     =========     =========

                  Basic and diluted loss per share:
                      As reported                             $  (0.22)     $  (0.09)     $  (0.29)
                      Pro forma                               $  (0.27)     $  (0.15)     $  (0.45)


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


         For the fiscal years ended March 31, 2004, 2003 and 2002, sales to one customer accounted for 9%, 34% and 47%, respectively, of total consolidated revenues. As of March 31, 2004 and 2003, our trade receivables from this customer accounted for 0% and 43%, respectively, of total consolidated receivables. As of March 31, 2004 and 2003, deferred revenues from this customer accounted for 0% and 0%, respectively, of total consolidated deferred revenue.

         RECENT ACCOUNTING PRONOUNCEMENTS - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 further clarifies accounting for derivative instruments. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.


         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150, we have re-classified a convertible note payable to our major customer from equity to liabilities at September 30, 2003.

2.       ACQUISITION (AS RESTATED)

         Effective January 30, 2004, we acquired all of the issued and outstanding shares of Page Digital Incorporated ("Page Digital"), a Colorado-based developer of multi-channel commerce software, through a merger with our newly-formed wholly-owned subsidiary. The purchase price for the acquisition was $7.1 million, consisting of $2.0 million in cash, 2.5 million shares of our common stock valued at $2.00 per share and $138,000 in acquisition costs. Upon the consummation of this transaction, we entered into two-year employment agreements for executive officer positions with two of the principals of Page Digital and a two-year non-compete agreement with one of the two principals of Page Digital.

         The acquisition has been accounted for as a purchase. The results of the operations of Page Digital have been included in the consolidated financial statements since the date of the acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $5.8 million and has been recorded as goodwill

         The fair value of assets acquired and liabilities assumed were as follows (in thousands):

                  Cash                                                 $    94
                  Accounts receivable                                      694
                  Inventory                                                  7
                  Prepaids and other assets                                202
                  Property and equipment                                   366
                  Software technology                                    1,446
                  Customer relationships                                   904
                  Trademark                                                285
                  Capital lease obligations                               (284)
                  Accounts payable                                        (287)
                  Accrued expenses                                      (1,067)
                  Deferred revenue                                      (1,035)
                                                                       --------
                        Net assets                                       1,325

                  Excess of cost over fair value of net
                    assets acquired                                      5,812
                                                                       --------

                        Total purchase price                           $ 7,137
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

                                                                         Fiscal Years Ended
                                                                              March 31,
                                                                          2004          2003
                                                                        --------      --------
                                                                            (As restated)
                                                                             (unaudited)
                                                               (in thousands, except per share data)
                  Total revenues                                       $  22,041      $ 28,749
                  Net loss                                             $ (11,150)     $ (4,194)
                  Net loss available to common stockholders            $ (12,173)     $ (5,209)
                  Basic and diluted loss per share of common stock     $   (0.27)     $  (0.13)
                  Basic and diluted loss per share available to
                      common stockholders                              $   (0.29)     $  (0.16)

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

         The sale of the Training Products subsidiary resulted in a loss of $129,000, net of estimated income taxes, which was accrued for at March 31, 2003. The operating results of Training Products are shown as discontinued operations with the prior period results restated. The operating results reflected in income (loss) from operations are summarized as follows:


                  Year ended March 31,                       2003         2002
                                                             ----         ----
                  Total revenues                           $ 1,517      $ 1,537
                  Income before taxes                      $   191      $   257
                  Income tax (benefits) on loss                (57)          37
                  Net income                               $   248      $   220
                  Net income per share of common stock     $  0.01      $  0.01

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


         The disposal of the Australian subsidiary resulted in a loss of $3.2 million. The operating results of the Australian subsidiary are shown as discontinued operations with the prior period results restated. The operating results reflected in loss from discontinued operations for the fiscal year ended March 31, 2002 are summarized as follows (in thousands, except per share data):


                  Total revenues                                  $ 2,363
                  Loss before taxes                               $(1,056)
                  Taxes (benefits) on loss                            332
                  Net loss                                        $(1,388)
                  Net loss per share of common stock              $ (0.04)

4.       PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2004 and 2003 consisted of the following (in thousands):

                                                                2004       2003
                                                              -------    -------

                  Computer and office equipment and
                    purchased software                        $2,731     $2,321
                  Furniture and fixtures                         467        474
                  Leasehold improvements                         316        406
                  Automobile                                       8         --
                                                              -------    -------
                                                               3,522      3,201
                  Less accumulated depreciation and
                    amortization                               2,701      2,821
                                                              -------    -------
                  Total                                       $  821     $  380
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


5.       GOODWILL AND OTHER INTANGIBLES (AS RESTATED)

         At March 31, 2004 and 2003, goodwill and other intangibles consist of the following (in thousands):

                                                            March 31, 2004                             March 31,2003
                                             ------------------------------------------- -------------------------------------------
                                                 Gross                                      Gross
                                               carrying     Accumulated                    carrying     Accumulated
                                                amount      amortization        Net         amount      amortization        Net
                                             -------------  -------------  ------------- -------------  -------------  -------------
                                              (Restated)     (Restated)     (Restated)
                 Goodwill                    $     27,099   $     (6,492)  $     20,607  $     21,287   $     (6,492)  $     14,795
                                             -------------  -------------  ------------- -------------  -------------  -------------
                 Other intangibles:
                 Amortized intangible assets
                     Software technology           30,357        (13,219)        17,138        28,221        (13,417)        14,804
                     Non-compete agreements         6,986         (6,318)           668         6,986         (5,401)         1,585
                     Customer relationships           904            (30)           874            --             --             --

                 Unamortized intangible
                     Trademark                        285             --            285            --             --             --
                                             -------------  -------------  ------------- -------------  -------------  -------------
                                                   38,532        (19,567)        18,965        35,207        (18,818)        16,389
                 Less: current portion of
                   non-Compete agreements             668             --            668           917             --            917
                                             -------------  -------------  ------------- -------------  -------------  -------------
                 Long-term portion of other
                   intangibles                     37,864        (19,567)        18,297        34,290        (18,818)        15,472
                                             -------------  -------------  ------------- -------------  -------------  -------------
                 Long-term portion of
                   goodwill and other
                   intangibles               $     64,963   $    (26,059)  $     38,904  $     55,577   $    (25,310)  $     30,267
                                             =============  =============  ============= =============  =============  =============

         During the fiscal year ended March 31, 2004, we recorded approximately $5.8 million in goodwill, $1.4 million in software, $904,000 in customer relationships and $285,000 in trademark in connection with the acquisition of Page Digital. Software and customer relationships are amortized on a straight-line basis over their useful lives of five years. The goodwill and the trademark have indefinite useful lives and are not subject to amortization.

         Transactions in goodwill during fiscal years ended March 31, 2004 and 2003 are as follows (in thousands):

                                                                                                  Accumulated
                                                                                   Cost           amortization
                                                                              ---------------    ---------------
                  Balance, April 1, 2002                                      $      21,914      $        6,492
                    Impairment pursuant to SFAS No. 142                                (627)                 --
                                                                              --------------     ---------------
                  Balance, March 31, 2003                                             21,287              6,492
                    Goodwill in connection with Page Digital acquisition               5,812                 --
                                                                              ---------------    ---------------
                  Balance, March 31, 2004                                     $       27,099     $        6,492
                                                                              ===============    ===============

         In September 2003, we signed a Source Code License and Private Label agreement with QQQ Systems Pty Limited ("QQQ) for the sale of software technology rights and exclusivity to use our Host Retail Merchandising Software (our core product) and Direct Software (Market Place System) for the Australasia market. Our management at the time did not see the Australasia market as a viable market for our products and therefore decided to sell the license rights to that market. We recorded this as revenue and an account receivable in the quarter ended September 30, 2003 as a persuasive evidence of an arrangement existed, the software had been delivered to and accepted by QQQ, the price was fixed and collectibility was reasonably assured. The total license fee was $3.9 million and was to be paid $1.95 million on November 15, 2003 and $1.95 million on December 31, 2003. In addition, we would be entitled to a 10% royalty on QQQ's net sublicensing revenues for a period of 36 months from the date of the contract. After the 36 months period, no royalty is due. In December 2003, we entered into a separate agreement to purchase from QQQ exclusive ownership and rights to use, market, reproduce and license QQQ's point of sale software (the "Technology") in Europe and North and South America for the purchase price of $3.9 million. In addition, a portion of the future revenues from our sales of the Technology will be payable to QQQ as follows: (a) $150,000 for unlimited number of copies from December 31, 2003 through June 30, 2004; (b) $150,000 for unlimited number of copies from July 1, 2004 through April 30, 2005; (c) $150,000 for unlimited number of copies from May 1, 2005 through April 30, 2006; (d) 20% of net revenue per copy thereafter; and (e) effective from the third anniversary of December 31, 2003, 20% of the net revenue earned by us during the previous year. We will continue sharing revenue until the total of all such shared revenue paid to QQQ has reached $2,850,000. However, at any time after April 30, 2006, we may elect in our sole discretion to either to continue paying 20% revenue split until the total of all shared revenues is paid equal to $2,850,000 or make a final, single payment to QQQ of $200,000. Initially, the $3.9 million purchase price was paid by offsetting the purchase price amount against the outstanding account receivable due to us from QQQ. Accordingly, in the quarter ended December 31, 2003, the receivable of $3.9 million was eliminated and we recorded the $3.9 million as an asset. However, subsequent to entering into these transactions, certain facts and circumstances relating to these transactions have changed. The management of QQQ has indicated that it does not desire to actively pursue opportunities for the IP products in Australia, while at the same time; our current management has initiated discussions with a major Australian retailer about a sale of our products and now considers the Australian market a viable market for our products. As QQQ has an exclusive license for the Australian market, we are currently in negotiations with them to allow us to directly sell to this Australian retailer. As part of the restatement of the financial statements in this Form 10-K/A, we have reversed the revenue and account receivable recognized at September 30, 2003 on this one time sale. Also, as part of the restatement, we have reversed the purchase of the technology recognized at December 31, 2003 as we cannot assign a value to the technology and eliminated the $3.9 million asset from the balance sheet. In addition, in connection with the $150,000 installments due to QQQ for royalties payable, we have accrued a liability and a deferred asset in the amount of $450,000 at December 31, 2003, which is being amortized over the royalty period ending April 30, 2006. At March 31, 2004, $285,000 of the royalty has been classified as a current liability out of the total amount payable of $450,000 and $210,000 of the deferred asset has been classified as a current asset.


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

         Amortization expense from continuing operations for fiscal years ended March 31, 2004, 2003 and 2002 was $3.5 million, $3.8 million and $6.5 million, respectively. Amortization expense from discontinued operations for fiscal years ended March 31, 2004, 2003 and 2002 was $0, $0 and $300,000, respectively. We expect amortization expense for the next five years to be as follows (in thousands) (as restated):

           Year Ending March 31:
                  2005                       $3,808
                  2006                       $3,055
                  2007                       $2,800
                  2008                       $2,769
                  2009                       $2,627


         The following table reconciles net loss and loss per share as reported for the years ended March 31, 2004, 2003 and 2002 to net loss and loss per share as adjusted to exclude amortization expense, net of taxes, related to goodwill that are no longer being amortized (in thousands).


                                                        YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                         MARCH 31,     MARCH 31,     MARCH 31,
                                                           2004           2003         2002
                                                         ---------     ---------     ---------
                                                       (As restated)
                  Reported net loss                      $ (8,928)     $ (2,718)     $(14,658)
                  Add back:  Goodwill amortization             --            --         2,220
                                                         ---------     ---------     ---------
                        Adjusted net loss                $ (8,928)     $ (2,718)     $(12,438)
                                                         =========     =========     =========
                  Basic and diluted loss per share:
                     Reported net loss                   $  (0.22)     $  (0.09)     $  (0.29)
                     Goodwill amortization                     --            --          0.07
                                                         ---------     ---------     ---------
                        Adjusted net loss                $  (0.22)     $  (0.09)     $  (0.22)
                                                         =========     =========     =========
                  Basic and diluted weighted average
                     common shares outstanding             41,450        29,599        35,698

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


         CONVERTIBLE NOTE DUE TO UNION BANK OF CALIFORNIA (RESTATED)


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


         On March 31, 2003, we entered into a Discounted Loan Payoff Agreement with the Bank. Under this agreement, we paid the Bank $2.8 million from the sale of 9% convertible debentures to certain investors (see Note
         7). We also issued to the Bank 1.0 million shares of our common stock, valued at $788,000, and a $500,000 one-year unsecured, non-interest bearing convertible note payable in either cash or stock, at our option. The cash payment, shares and convertible note were accepted by the Bank in full satisfaction of our debt to the Bank. The Bank also canceled the warrant to purchase 1.5 million shares of our common stock and returned all collateral held, including 10.7 million shares of our common stock pledged as security. The 10.7 million shares were canceled and retired in May 2003. In March 2003, the Board decided that the $500,000 convertible note would be converted solely for equity and would not be repaid in cash. In connection with the settlement of the debt to the Bank, we reported as other income a gain of $2.2 million.


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


7.       CONVERTIBLE DEBENTURES (AS RESTATED)

         Convertible debentures at March 31, 2004 and 2003 consist of the following (in thousands):

                                                                                  2004        2003
                                                                                 -------    -------
                                                                              (As restated)
                  9% convertible debentures, due May 2006, net of
                      unamortized debt discount of $966 and $0, respectively     $2,046     $   --
                  9% convertible debentures, due May 2005, net of
                      unamortized debt discount of $0 and $625, respectively       --        2,875
                                                                                 -------    -------
                                                                                  2,046      2,875
                  Less: current maturities                                          146        149
                                                                                 -------    -------
                  Current portion of term loans                                  $1,900     $2,726
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


         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the notes amounted to $715,000 and was being amortized over the term of the debt. A total of $165,000 had been amortized during the period from the issuance to the date of conversion into common stock. Upon conversion of the debentures into common stock, the remaining balance of $550,000 was expensed.

         The March '03 Debenture investors also received warrants to purchase up to, in the aggregate, 1,572,858 shares of common stock with an exercise price equal to $1.02 per share. The warrants expire five years from the date of issuance. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was $625,000 and was being amortized over the term of the convertible debentures. A total of $144,000 had been amortized during the period from the date of issuance to the date of conversion into common stock. Upon the conversion of the debentures into common stock, the remaining balance of $481,000 was expensed.


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


         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the notes amounted to $69,000 and was being amortized over the term of the debt. A total of $16,000 had been amortized during the period from the date of issuance to the date of conversion into common stock. Upon the conversion of the debentures into common stock, the remaining balance of $53,000 was expensed.

         The debenture issued to the April '03 Debenture investor was accompanied by a five-year warrant to purchase 156,311 shares of our common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $63,000 and was being amortized over the term of the convertible debentures. A total of $15,000 had been amortized from the date of issuance to the date of conversion into common stock. Upon the conversion of the debenture into common stock, the remaining balance of $48,000 was expensed.


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

         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.02 and our stock price on the date of issuance of the debentures amounted to $38,000 and was being amortized over the term of the debt. A total of $7,000 had been amortized during the period from the date of issuance to the date of conversion into common stock. Upon the conversion of the debenture into common stock, the remaining balance of $31,000 was expensed..

         These debentures were accompanied by five-year warrants to purchase an aggregate of 101,112 shares of common stock with an exercise price of $1.02 per share. We allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants was $39,000 and being amortized as over the term of the convertible debentures. A total of $7,000 had been amortized from the date of issuance to the date of conversion into common stock. Upon the conversion of the debenture into common stock, the remaining balance of $32,000 was expensed.


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


         In accordance with generally accepted accounting principles, the difference between the conversion price of $1.32 and our stock price of the date of issuance of the debentures amounted to $265,000 and is being amortized over the term of the debentures. We recognized interest expense of $5,000 in the fiscal year ended March 31, 2004.

         We allocated the proceeds received from convertible debt with detachable warrants using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrants was $720,000 and is being amortized over the term of the convertible debentures. We recorded an interest expense of $14,000 in the fiscal year ended March 31, 2004.

8.       DEFERRED REVENUE (AS RESTATED)

         Deferred revenue at March 31, 2004 and 2003 consists of the following (in thousands):

                                                            2004        2003
                                                          --------    --------
                  Prepaid support services                $ 2,528     $ 1,553
                  Customer deposits                           129           8
                                                          --------    --------
                                                          $ 2,657     $ 1,561
                                                          ========    ========

9.       CAPITAL LEASES


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


10.      COMMITTED STOCK (AS RESTATED)


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


         In November 2002, the Board decided that this note would be converted solely for equity and would not be repaid in cash and the $1.3 million was presented as committed common stock on our consolidated balance sheet at March 31, 2003. However, in order to comply with SFAS No. 150, "Accounting for Certain Financial Instruments With Uncertainties of Both Liabilities and Equity", the note was re-classified as long-term debt at September 30, 2003.


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


         In accordance with generally accepted accounting principles, the difference between the conversion price of the note of $0.553 and our stock price on the date of issuance of the note amounted to $473,000 and was being amortized over the term of the debt. For the year ended March 31, 2004 and 2003, we recorded a charge of $0 and $473,000, respectively.

         We have also allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to warrants was $406,000. For the year ended March 31, 2004 and 2003, we recognized $0 and $406,000, respectively, as interest expense.

11.      COMMITMENTS AND CONTINGENCIES (AS RESTATED)


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


         On April 2, 2004, we filed a federal court action in the Southern District of California against 5R Online, Inc., John Frabasile, Randy Pagnotta, our former officers, and Terry Buckley for fraud, breach of fiduciary duty, breach of contract, and unfair business practice arising from their evaluation of, recommendation for, and ultimately engagement in a development arrangement between IPI and 5R. Pursuant to the development agreement entered into in June 2003 and upon reliance of the representations of the individual defendants that product development was progressing, we paid $640,000 in development payments but received no product. Responsive pleadings will be served shortly, and the parties are exploring a business solution to the dispute. For fiscal year ended March 31, 2004, we have expensed payments of $640,000 and included in selling, general and administrative expense.

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


12.      PREFERRED STOCK, COMMON STOCK, TREASURY STOCK, STOCK OPTIONS AND
         WARRANTS

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

13.      INCOME TAXES (AS RESTATED)

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
                                                                     ========     ========

                                      F-28

         The difference between the actual provision (benefit) and the amount computed at the statutory United States federal income tax rate of 34% for the fiscal years ended March 31, 2004, 2003 and 2002 is attributable to the following:


                                                             YEAR       YEAR       YEAR
                                                             ENDED      ENDED      ENDED
                                                            MARCH 31,  MARCH 31,  MARCH 31,
                                                              2004       2003       2002
                                                            --------   --------   -------
                                                           (Restated)
         Provision (benefit) computed at statutory rate      (34.0)%    (34.0)%   (34.0)%
         Nondeductible goodwill                                --         7.9       5.1
         Interest expense                                      5.7        --        --
         Change in valuation allowance                        33.8       73.9      20.4
         Foreign income taxed at different rates               --        (0.3)      9.7
         Tax credits                                           --       (24.2)     (2.9)
         State income tax, net of federal tax benefit         (2.1)      (2.5)     (0.7)
         Other                                                (9.5)     (20.8)      2.4
                                                            --------   --------   -------

         Total provision (benefit) for income taxes           (6.1)%     (--)%     (--)%
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


14.      EARNINGS (LOSS) PER SHARE (AS RESTATED)

         Earnings (loss) per share for the fiscal years ended March 31, 2004, 2003 and 2002, are as follows (in thousands, except share amounts and per share data):

                                                                      FISCAL YEAR ENDED MARCH 31, 2004
                                                                                (As restated)
                                                                 -----------------------------------------
                                                                      Loss          Shares       Per Share
                                                                  (Numerator)    (Denominator)     Amount
                                                                  -----------    -------------   ---------
                  Basic and diluted EPS:
                  Loss available to common stockholders           $   (9,952)     41,450,427     $  (0.24)
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


15.      RELATED PARTIES


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


16.      BUSINESS SEGMENTS AND GEOGRAPHIC DATA (AS RESTATED)

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

         A summary of the revenues and operating income (loss) and identifiable assets attributable to each of these business units from continuing operations are as follows (in thousands):


                                                                 Year Ended    Year Ended
                                                                  March 31,     March 31,
                                                                    2004          2003
                                                                  ---------     ---------
                                                                (As restated)
                  Revenues from continuing operations:
                           Retail Management                      $  15,189      $ 20,390
                           Store Solutions                            1,620         1,906
                           Multi-channel Retail                       1,030            --
                                                                   ---------     ---------
                             Consolidated revenues                 $ 17,839      $ 22,296
                                                                   =========     =========
                  Operating income (loss):
                           Retail Management                       $ (2,887)     $    172
                           Store Solutions                           (1,042)         (732)
                           Multi-channel Retail                          34            --
                           Other (see below)                         (3,680)       (2,052)
                                                                   ---------     ---------
                             Consolidated operating loss           $ (7,575)     $ (2,612)
                                                                   =========     =========
                  Other operating loss:
                        Depreciation                               $    (32)     $    (91)
                        Administrative costs and other
                          non-allocated expenses                     (3,648)       (1,961)
                                                                   ---------     ---------
                             Consolidated other operating loss     $ (3,680)     $ (2,052)
                                                                   =========     =========

                                                                          March 31,
                                                                      2004         2003
                                                                   ---------     ---------
                                                                   (Restated)
                  Identifiable assets:
                           Retail Management                       $ 32,757      $ 31,953
                           Store Solutions                            3,790         4,404
                           Multi-channel Retail                      10,093            --
                                                                   ---------     ---------
                             Consolidated identifiable assets      $ 46,640      $ 36,357
                                                                   =========     =========
                  Goodwill, net of amortization:
                           Retail Management                       $ 13,903      $ 13,903
                           Store Solutions                              892           892
                           Multi-channel Retail                       5,812            --
                                                                   ---------     ---------
                             Consolidated goodwill                 $ 20,607      $ 14,795
                                                                   =========     =========


         Operating income (loss) in Retail Management, Store Solutions and Multi-channel Retail business units includes direct expenses for software licenses, maintenance services, programming and consulting services, sales and marketing expenses, product development expenses, and direct general, administrative and depreciation expenses. The "Other" caption includes non-allocated costs and other expenses that are not directly identified with a particular business unit and which we do not consider in evaluating the operating income of the business unit.

         During the fiscal year ended March 31, 2004, the Multi-channel Retail business unit acquired $5.8 million goodwill in connection with the acquisition of Page Digital. There are no changes in goodwill of the Retail Management and Store Solutions business units.

         We currently operate in the United States and the United Kingdom. In February 2002, the Australian subsidiary ceased operations after National Australian Bank, the subsidiary's secured lender, placed it in receivership (see Note 3). The following is a summary of local operations by geographic area (in thousands):


                                                        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                         MARCH 31,      MARCH 31,      MARCH 31,
                                                           2004           2003           2002
                                                         ---------      ---------      ---------
                                                       (As restated)
                                                                     (in thousands)
                  Revenues:
                       Continuing operations:
                           United States                  $14,082        $19,616        $24,246
                           United Kingdom                   3,757          2,680          2,469
                                                          --------       --------       --------
                                                           17,839         22,296         26,715
                                                          --------       --------       --------
                       Discontinued operations:
                           United States                       --          1,370          1,390
                           Australia                           --             --          2,363
                           United Kingdom                      --            147            146
                                                          --------       --------       --------
                                                               --          1,517          3,899
                                                          --------       --------       --------

                           Total revenues                 $17,839        $23,813        $30,614
                                                          ========       ========       ========

                                                                         March 31,
                                                            2004           2003           2002
                                                          --------       --------       --------
                  Long-lived assets:
                           United States                  $40,783        $31,595        $36,154
                           United Kingdom                      30             27             22
                                                          --------       --------       --------
                           Total long-lived assets        $40,813        $31,622        $36,176
                                                          ========       ========       ========


17.      SIGNIFICANT FOURTH QUARTER ADJUSTMENT (AS RESTATED)

         During the fourth quarter of fiscal 2004, we:

         o impaired prepaid assets by $640,000 in relation to funding paid to 5R during the year. This amount was initially capitalized and later restated as a Selling, general and administration expense and

         o reduced revenues by $556,000, of which $238,000 related to the third quarter of fiscal 2004. This amount related to accounting for certain service contracts utilizing percentage-of-completion which were later determined to be too high as well as over recognition of sales of certain partner products.

         The above two adjustments (i) reduced revenues by $556,000, (ii) reduced gross profit by $250,000, (iii) reduced loss from operations by $1,196,000, (iv) reduced loss before provision (benefit) of income taxes by $1,196,000, (v) reduced loss from continuing operations by $1,196,000 and reduced net loss by $1,196,000.


18.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(RESTATED)


         MARCH 31, 2004                                   JUNE 30     SEPT. 30      DEC. 31       MAR. 31         TOTAL
         ----------------------------------------------------------------------------------------------------------------
                  Total Revenues                         $  5,466     $  2,779     $  4,890      $  4,704       $ 17,839
                  Gross Profit                              3,229        1,126        2,829         2,784          9,968
                  Net Income (Loss)                           304       (4,495)        (474)       (4,263)        (8,928)
                  Net Income (Loss) Available to
                      Common Stockholders                      32       (4,777)        (658)       (4,549)        (9,952)
                  Basic and diluted Income (Loss)
                      Per Share                              0.01        (0.13)       (0.01)        (0.08)         (0.22)
                  Basic and diluted Income (Loss)
                      Available To Common Stockholders   $     --    $   (0.14)    $  (0.01)     $  (0.09)      $  (0.24)




         MARCH 31, 2003                                   JUNE 30     SEPT. 30      DEC. 31       MAR. 31         TOTAL
         ----------------------------------------------------------------------------------------------------------------
                  Total revenues                         $  4,893     $  3,797     $  7,118      $  6,488       $ 22,296
                  Gross Profit                              2,122        1,455        4,220         3,552         11,349
                  Net Income (Loss) from continuing
                      operations                           (2,067)      (3,076)         391         1,915         (2,837)
                  Net Income (Loss)                        (2,017)      (2,967)         384         1,882         (2,718)
                  Net Income (Loss) Available To
                      Common Stockholders                  (2,271)      (3,221)         131         1,628         (3,733)
                  Basic and diluted Earnings (Loss)
                      Per Share                             (0.07)       (0.10)        0.01          0.06          (0.09)
                  Basic and diluted Earnings (Loss)
                      Available To Common Stockholders
                      Per Share                          $  (0.08)    $  (0.11)    $     --      $   0.05       $  (0.13)


         The summation of quarterly net income (loss) per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.


19.     RESTATEMENT

         Subsequent to the issuance of our consolidated financial statements for the fiscal year ended March 31, 2004, our management determined that:

         o The revenue from a one-time sale of software technology rights should not have been recorded in the second quarter of fiscal 2004,
         o The total revenues should be presented as product and service revenues and corresponding costs of revenues,
         o The amortization of capitalized software should be reported as cost of revenues,
         o The purchase of a software technology right and related amortization should not have been recorded,
         o The royalty liability in connection with the above software technology right purchase should have been accrued and related royalty fees should have been recognized,
         o The unamortized balance of debt discount related to the March '03, April '03 and May '03 convertible debentures and Toys convertible note should have been recognized as interest expense when the debentures were converted into common stock,
         o The beneficial conversion interest charge related to the March '04, April '04 and May '04 convertible debentures should have been capitalized and amortized over the term of the debt,
         o The legal fees incurred in connection with acquisition of Page Digital and RTI should have been capitalized,
         o The impairment of prepaid development expense should be reported reported as selling, general and administrative, rather than as other expense, and
         o The gain on debt forgiveness should be reported as other income, rather than as an extraordinary item.

         As a result, the consolidated financial statements for the fiscal year ended March 31, 2004 has been restated from the amounts previously reported and certain amounts have been reclassified for the fiscal year ended March 31, 2003. A summary of the significant effects of the restatement is as follows:

                                                                        As Previously    Restatement
                                                                           Reported      Adjustment     As Restated   Reference
                                                                        ------------    ------------    ------------    -----
          For the fiscal year ended March 31, 2004:
                Total revenues                                          $    21,739      $   (3,900)     $    17,839      [1]
                Cost of revenues                                              5,252           2,619            7,871      [2]
                Gross profit                                                 16,487          (6,519)           9,968
                Application development expense                               1,043              39            1,082      [3]
                Depreciation and amortization expense                         3,896           2,681            1,215      [4]
                Selling, general and administrative expense                  14,798             448           15,246      [5]
                Other expense                                                  (647)           (640)              (7)     [6]
                Interest expense                                               (937)         (1,015)          (1,952)     [7]
                Net loss                                                     (4,228)         (4,700)          (8,928)
                Net loss available to common stockholders                    (5,252)         (4,700)          (9,952)
                Basic and diluted EPS available to common stockholders        (0.13)          (0.11)           (0.24)

          At March 31, 2004:
                Prepaid expenses and other current assets               $       472     $       210    $         682      [8]
                Goodwill                                                     20,469             138           20,607      [9]
                Other intangible assets                                      22,099          (3,802)          18,297      [10]
                Other assets                                                    202             219              421      [11]
                Total assets                                                 51,762          (3,235)          48,527
                Accrued expenses                                              3,016             285            3,301      [12]
                Convertible debentures, less current maturities               2,160            (260)           1,900      [13]
                Other long-term liabilities                                      70             165              235      [12]
                Total liabilities                                             9,562             190            9,752
                Additional paid-in capital                                   72,813           1,275           74,088      [14]
                Accumulated deficit                                         (44,718)         (4,700)         (49,418)     [15]
                Total stockholders' equity                                   42,200          (3,425)          38,775

          For the fiscal year ended March 31, 2003:
                Cost of revenues                                        $     8,045       $   2,902      $    10,947      [16]
                Gross profit                                                 14,251          (2,902)          11,349
                Depreciation and amortization expense                         4,148          (2,902)           1,246      [16]
                Other income                                                     24           2,184            2,208      [17]
                Interest expense                                             (1,088)           (708)          (1,796)     [18]
                Extraordinary item                                            1,476          (1,476)              --      [19]

Restatements to the financial statements for fiscal year ended March 31, 2004 are as follow:

         1. Total revenues was revised to reverse $3.9 million revenue previously recognized on an one-time sale of software technology.
         2. Cost of revenues was revised to include $2,583,000 software amortization previously reported as depreciation and amortization expense, to record $75,000 royalty expense and to reclassify $39,000 expense to application development expense.
         3. Application development expense was revised to include $39,000 expense, previously reported as cost of revenues.
         4. In addition to reclassification of $2,583,000 amortization of software to cost of revenues, depreciation and amortization was revised to reverse a $98,000 amortization of a purchased software.
         5. Selling, general and administrative was revised to include $640,000 development payments previously reported as other expense and to capitalize acquisition costs of $192,000 for Page Digital and RTI acquisitions as goodwill.
         6. Other expense was revised to re-classify $640,000 development payments to selling, general and administrative expense.
         7. Interest expense was revised to reclassify $708,000 amortization expense, record $567,000 amortization of debt discount previously charged against additional paid-in capital and to defer $260,000 beneficial conversion interest charge related to the March '04 convertible debentures.
         8. Prepaid expenses and other current assets were revised to include current portion of prepaid royalty fees in the amount of $210,000.
         9. Goodwill was revised to include $138,000 acquisition costs related to the Page acquisition which were previously expensed as selling, general and administrative expense.
         10. Other intangible assets were revised to reduce $98,000 software amortization previously reported as depreciation and amortization expense in the current period and to include a restatement in fiscal year ended March 31, 2003 to reverse recognition of $3.9 million revenue on a one-time sale of software technology.
         11. Other long-term assets was revised to include $165,000 long-term portion of prepaid royalty fees and $54,000 acquisition costs previously expensed as selling, general and administrative expense.
         12. Accrued expenses and other long-term liabilities were revised to include royalty fee accrual of $285,000 current portion and $165,000 long-term portion, respectively.
         13. Long-term convertible debentures was revised to include $260,000 beneficial conversion interest charge previously expensed as interest expense.
         14. Additional paid-in capital was revised to recognize amortization expense relating to beneficial conversion interest charges.
         15. Accumulated deficit was revised to mainly reflect the following:
                  a. To reverse recognition of $3.9 million revenue from a sale of software technology rights,
                  b. To recognize a total of $1,015,000 relating to the amortization of beneficial conversion interest charges,
                  c. To capitalize $192,000 legal fees as acquisition costs,
                  d.       To recognize $75,000 royalty fees, and
                  e.       To reverse recognition of $98,000 in software
                           Amortization.

Restatements to financial statements for the fiscal year ended March 31, 2003 are as follows:

         16. Cost of revenues and depreciation and amortization were revised to report $2,902,000 amortization of purchased and capitalized software as cost of revenues, previously reported as depreciation and amortization expense.
         17. Other income was revised to include a re-classification of a gain on debt forgiveness of $2,184,000 previously reported as an extra-ordinary item.
         18. Interest expense was revised to reclassify amortization of beneficial conversion interest charge and debt discount related to the convertible note payable to Toys.
         19. Extra-ordinary income was revised to reclassify $2,184,000 gain on debt forgiveness to other income and $708,000 in interest expense.

20.      SUBSEQUENT EVENTS (AS RESTATED)


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


                                                         Fiscal Years Ended
                                                               March 31,
                                                        2004             2003
                                                        ----             ----
                                                            (As Restated)
                                                            (unaudited)
                                                           (in thousands,
                                                        except per share data)

         Total revenues                                $  30,632       $ 37,273
         Net income (loss)                             $ (12,542)      $   (676)
         Net loss available to common stockholders $ (13,565) $ (1,691) Basic and diluted loss per share of
           common stock                                $   (0.29)      $  (0.02)
         Basic and diluted loss per share
           available to common stockholders            $   (0.32)      $  (0.05)

                            SUPPLEMENTAL INFORMATION

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Island Pacific, Inc. and subsidiaries
Irvine, California



Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
------------------------------------------
Los Angeles, California
June 11, 2004, except for Note 19, as to which
the date is November 4, 2004

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

                                                        F-39