Form 10-Q/A
period 2004-06-30
ISLAND PACIFIC INC
filed 2004-11-16
CIK 866535

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

                            EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is an amendment to the Form 10-Q filed by the Company on August 12, 2004 for the quarter ended June 30, 2004.

This quarterly report on Form 10-Q/A is being filed to reflect the restatement of the Company's Condensed Consolidated Financial Statements (the
"Restatement"). The Restatement reflects the following:

         1.       Revised balance sheets due to restatements in prior periods,
         2.       Adjust royalty expense for the quarter,
         3. Capitalize beneficial conversion interest charge on the March '04 Debentures and amortize over the life of the debt,
         4. Capitalize legal fees incurred in connection with the acquisition of RTI,
         5. Record fair value of RTI's stock options assumed at acquisition,
         6. Reclassify amortization of software technology to cost of revenues,
         7. Reverse amortization of a purchased software which was reversed in the prior periods, and
         8. Separately present revenue earned from product and services revenues and related cost of revenue.

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


THIS REPORT DOES NOT OTHERWISE ATTEMPT TO UPDATE THE INFORMATION PROVIDED HEREIN BEYOND THE ORIGINAL FILING DATE.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


         Condensed Consolidated Balance Sheets as of June 30, 2004
               and March 31, 2004 (as restated)................................3

         Condensed Consolidated Statements of Operations for the Three
               Months Ended June 30, 2004 and 2003 (as restated)...............4

         Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended June 30, 2004 and 2003 (as restated)...............5

         Notes to Condensed Consolidated Financial Statements..................6


Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........47

Item 4.  Controls and Procedures..............................................48

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................48

Item 2.  Changes in Securities and Use of Proceeds............................48

Item 3.  Defaults Upon Senior Securities......................................48

Item 4.  Submission of Matters to a Vote of Security Holders..................48

Item 5.  Other Information....................................................48

Item 6.  Exhibits and Reports on Form 8-K.....................................49

SIGNATURES....................................................................55


PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share amounts)
                                                                                  JUNE 30,       MARCH 31,
                                                                                    2004           2004
                                                                                  ---------      ---------
                                                                                 (As restated - See Note 17)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  1,289       $  2,108
   Accounts receivable, net of allowance for doubtful accounts of
      $1,044 and $409, respectively                                                  6,615          4,572
   Other receivables, including $14 and $37 from related parties,
      respectively                                                                      83            143
   Inventories                                                                          40             46
   Current portion of non-compete agreements                                           471            668
   Current portion of note receivable                                                   36             36
   Prepaid expenses and other current assets                                           848            682
                                                                                  ---------      ---------
       Total current assets                                                          9,382          8,255

Note receivable                                                                        117            126
Property and equipment, net                                                          1,226            821
Goodwill, net                                                                       31,939         20,607
Other intangibles, net                                                              21,565         18,297
Other assets, including $170 from related party                                        336            421
                                                                                  ---------      ---------
       Total assets                                                               $ 64,565       $ 48,527
                                                                                  =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of notes payable to related parties                            $    451       $     --
   Current portion of notes payable                                                  2,470             --
   Current portion of convertible debentures                                         1,189            146
   Current portion of capital leases                                                   176            169
   Line of credit                                                                      182             --
   Accounts payable                                                                  2,007          1,255
   Accrued expenses                                                                  3,884          3,301
   Deferred revenue                                                                  6,296          2,657
   Income tax payable                                                                  127             --
                                                                                  ---------      ---------
       Total current liabilities                                                    16,782          7,528

Notes payable to related parties, less current maturities                            2,134             --
Notes payable, less current maturities                                                 352             --
Convertible debentures, net of debt discount of $852 and $966,
  respectively, less current maturities                                                981          1,900
Capital lease obligations, less current maturities                                      52             89
Deferred revenue                                                                       937             --
Other liabilities                                                                      214            235
                                                                                  ---------      ---------
       Total liabilities                                                            21,452          9,752
                                                                                  ---------      ---------
Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.0001 par value; 5,000,000 shares authorized:
       Series A Convertible Preferred, 7.2% cumulative 141,100 shares issued and outstanding with a stated value of $100 per share,
        dividends in arrears of $2,286 and $2,002, respectively                     14,100         14,100
       Series B Convertible Preferred , cumulative dividend of $0.136 per share per annum commencing on January 1, 2005,  2,517,232 shares
        issued and outstanding with a stated value of $3 per share                   5,709             --
   Common Stock, $.0001 par value; 100,000,000 shares authorized;
       53,974,532 and 52,427,799 shares issued and outstanding, respectively             5              5
   Additional paid in capital                                                       76,313         74,088
   Accumulated deficit                                                             (53,014)       (49,418)
                                                                                  ---------      ---------
       Total stockholders' equity                                                   43,113         38,775
                                                                                  ---------      ---------
       Total liabilities and stockholders' equity                                 $ 64,565       $ 48,527
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


                           ISLAND PACIFIC, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)

                                                                 Three Months Ended
                                                                        June 30,
                                                                2004           2003
                                                              ---------      ---------
                                                            (As restated - See Note 17)

Revenues:
  Product                                                     $  4,471       $  3,186
  Services                                                         812          2,280
                                                              ---------      ---------
    Total revenues                                               5,283          5,466

Cost of revenues:
  Product                                                        2,233          1,224
  Services                                                         478          1,013
                                                              ---------      ---------

    Cost of revenues                                             2,711          2,237
                                                              ---------      ---------
    Gross profit                                                 2,572          3,229

Expenses:
  Application development                                        1,247            137
  Depreciation and amortization                                    406            285
  Selling, general and administrative                            4,311          2,796
                                                              ---------      ---------
    Total expenses                                               5,964          3,218
                                                              ---------      ---------

Income (loss) from operations                                   (3,392)            11

Other income (expense):
  Interest income                                                   --             26
  Other income (expense)                                            97            (11)
  Interest expense                                                (301)          (292)
                                                              ---------      ---------
    Total other expense                                           (204)          (277)
                                                              ---------      ---------

Loss before provision for income taxes                          (3,596)          (266)

    Provision for income tax benefits                               --            570
                                                              ---------      ---------
Net income (loss)                                               (3,596)           304

    Cumulative preferred dividends                                (286)          (272)
                                                              ---------      ---------
Net income (loss) available to common stockholders            $ (3,882)      $     32
                                                              =========      =========

Basic earnings (loss) per share:
  Net income (loss)                                           $  (0.07)      $   0.01
  Cumulative preferred dividends                                    --          (0.01)
                                                              ---------      ---------
      Net income (loss) available to common stockholders      $  (0.07)      $     --
                                                              =========      =========

Diluted earnings (loss) per share:
  Net income (loss)                                           $  (0.07)      $     --
  Cumulative preferred dividends                                    --             --
                                                              ---------      ---------
      Net income (loss) available to common stockholders      $  (0.07)      $     --
                                                              =========      =========

Weighted-average common shares outstanding:
  Basic                                                         52,938         31,615
  Diluted                                                       52,938         64,743

                      The accompanying notes are an integral part of these
                          condensed consolidated financial statements.

                                     ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                                        THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                        2004          2003
                                                                                      --------      --------
                                                                                    (As restated - See Note 17)
Cash flows from operating activities:
   Net income (loss)                                                                  $(3,596)      $   304
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
        Depreciation and amortization                                                   1,209           868
        Amortization of debt discount and conversion option                               114           170
        Provision for allowance for doubtful accounts, net of recoveries                   48            81
        Stock-based compensation                                                           18            --
        Common stock issued for services rendered and settlement cost                      --            25
   Changes in assets and liabilities net of effects from acquisitions:
        Accounts receivable and other receivables                                        (470)       (2,797)
        Income tax refund receivable                                                       --          (845)
        Inventories                                                                         7             5
        Prepaid expenses and other assets                                                 (62)          (74)
        Accounts payable and accrued expenses                                            (257)         (866)
        Income tax payable                                                                 --           271
        Accrued interest on stockholders' loans, convertible notes and term loan           85            57
        Deferred revenue                                                                1,887         1,483
                                                                                      --------      --------
Net cash used for operating activities                                                 (1,017)       (1,318)
                                                                                      --------      --------
Cash flows from investing activities:
    Payment from note receivable                                                            9            --
    Proceeds from acquisition of Retail Technologies International, Inc., net             616            --
    Purchases of furniture and equipment                                                  (30)          (11)
    Capitalized software development costs                                               (260)         (900)
                                                                                      --------      --------
Net cash provided by (used for) investing activities                                      335          (911)
                                                                                      --------      --------
Cash flows from financing activities:
    Sale of common stock, net of offering costs                                            --         7,264
    Decrease in amount due to stockholders, net                                          (220)           --
    Proceeds from convertible debts                                                        --           700
    Payments on capital leases                                                            (40)           --
    Payments on convertible debentures                                                    (59)           --
    Proceeds from line of credit                                                          182            --
                                                                                      --------      --------
Net cash provided by (used for) financing activities                                     (137)        7,964
                                                                                      --------      --------
Effect of exchange rate changes on cash                                                    --            (1)
                                                                                      --------      --------
Net increase (decrease) in cash and cash equivalents                                     (819)        5,734
Cash and cash equivalents, beginning of period                                          2,108         1,319
                                                                                      --------      --------
Cash and cash equivalents, end of period                                              $ 1,289       $ 7,053
                                                                                      ========      ========
Supplemental disclosure of cash flow information:
    Interest paid                                                                     $    76       $    61
    Income taxes paid                                                                 $    --       $    --

Supplemental schedule of non-cash investing and financing activities:
    Issued 2,517,232 shares of Series B Convertible Preferred Stock in
      connection with the acquisition of Retail Technologies International, Inc.      $ 5,709            --
    Issued 1,546,733 shares of common stock in connection with the acquisition
      of Retail Technologies International, Inc.                                      $ 1,169            --
    Issued promissory notes in connection with the acquisition of Retail
      Technologies International, Inc.                                                $ 3,622            --
    Issued 9,849 shares of common stock as payments for
        bonuses and services rendered in prior periods                                $    --       $     8

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


NOTE 2 - ACQUISITIONS (RESTATED)

PAGE DIGITAL INCORPORATED (RESTATED)

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

The following restated unaudited pro forma consolidated results of continuing operations for the three months ended June 30, 2003 assume the acquisition of Page Digital occurred as of April 1, 2003. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                                               Quarter ended
                                                                               June 30, 2003
                                                                               -------------
                                                                                (Restated)
                                                                                (unaudited)
                                                                           (in thousands, except
                                                                                per share data)
         Revenues                                                              $       6,832
         Net income                                                            $         342
         Net income available to common stockholders                           $          70
         Basic and diluted income per share of common stock                    $        0.01
         Basic and diluted income per share available to common stockholders   $          --

RETAIL TECHNOLOGIES INTERNATIONAL, INC. (RESTATED)

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

Pursuant to the Amended Merger Agreement, the Merger (as defined below) was completed with the following terms: (i) we assumed RTI's obligations under those certain promissory notes issued by RTI on December 20, 2002 with an aggregate principal balance of $2.3 million; (ii) the total consideration paid at the closing of the Merger was $11.6 million paid in shares of our common stock with fair value of $1.2 million, newly designated Series B convertible preferred stock ("Series B Preferred") with fair value of $5.7 million, acquisition costs of $110,000, assumption of RTI's incentive stock option plan valued at $1.0 million and promissory notes totaling $3.6 million; (iii) the Shareholders and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to the registration rights agreement dated June 1, 2004 between us, the Shareholders and Intuit (the "Registration Rights Agreement"); and (iv) the merger consisted of two steps (the "Merger"), first, Merger Sub merged with and into RTI, Merger Sub's separate corporate existence ceased and RTI continued as the surviving corporation (the "Reverse Merger"), immediately thereafter, RTI merged with and into Merger Sub II, RTI's separate corporate existence ceased and Merger Sub II continued as the surviving corporation (the "Second-Step Merger").


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


The Shareholders and Intuit were also granted registration rights. Under the Registration Rights Agreement, we agreed to register the common stock issuable upon conversion of the Series B Preferred issued to the Shareholders within 30 days of the automatic conversion of the Series B Preferred into common stock. The automatic conversion will occur upon us filing an amendment to our certificate of incorporation with the Delaware Secretary of State increasing the authorized number of shares of our common stock ("Certificate of Amendment") after securing shareholder approval for the Certificate of Amendment. Under the Registration Rights Agreement, Intuit is entitled to demand registration or to have its shares included on any registration statement filed prior the registration statement covering the Shareholders' shares, subject to certain conditions and limitations, or if not previously registered to have its shares included on the registration statement registering the Shareholders' shares. The Shareholders and Intuit are entitled to price protection payments of up to a maximum of $0.23 per share payable by promissory note, if and to the extent that the average closing price of our common stock for the 10 days immediately preceding the date the registration statement covering their shares is declared effective by the Securities and Exchange Commission, is less than the 10 day average closing price as of June 1, 2004, which was $0.76. We have not recorded the liability relating to the price protection at the date of acquisition as the contingency is based on future events and cannot yet be determined. We will compute the total liability as soon as it can be determined and record it as a liability. The total cost of the price protection contingency will be deferred and amortized over the shortest of the remaining useful lives of the assets acquired in the acquisition in accordance with SFAS 141, "Business Combinations".


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


The acquisition has been accounted for as a purchase. The results of the operations of RTI have been included in the consolidated financial statements since the date of the acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $11.3 million and has been recorded as goodwill. The fair value of assets acquired and liabilities assumed were as follows (in thousands)(restated):

         Cash                                                       $    672
         Accounts receivable                                           1,348
         Prepaids                                                        148
         Other receivables                                               212
         Property and equipment                                          496
         Non-compete agreement                                            29
         Software technology                                           1,410
         Customer relationships                                        1,660
         Trademark                                                       800
         Capital lease obligation                                        (11)
         Accounts payable and accrued expenses                        (1,644)
         Deferred revenue                                             (2,689)
         Income tax payable                                             (127)
         Notes due to stockholders                                      (200)
         Notes payable                                                (1,789)
                                                                    ---------
               Net assets                                                315

         Excess of cost over fair value of net assets acquired        11,332
                                                                    ---------

               Total purchase price                                 $ 11,647
                                                                    =========

The following restated unaudited pro forma consolidated results for the three months ended June 30, 2004 and 2003 assume the acquisitions of RTI occurred as of April 1, 2004 and 2003, respectively, and Page Digital occurred as of April 1, 2003. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                                                  Quarters Ended
                                                                                     June 30,
                                                                                2004           2003
                                                                              --------      --------
                                                                             (Restated)    (Restated)
                                                                                   (unaudited)
                                                                       (in thousands, except per share data)
         Revenues                                                             $ 6,676       $ 8,974
         Net income (loss)                                                    $(4,528)      $   384
         Net income (loss) available to common stockholders                   $(4,814)      $   112
         Basic and diluted income (loss) per share of common stock            $ (0.09)      $  0.01
         Basic and diluted income (loss) per share available to common
             stockholders                                                     $ (0.09)      $    --


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


NOTE 5 - GOODWILL AND OTHER INTANGIBLES (RESTATED)

At June 30, 2004 and March 31, 2004, goodwill and other intangibles consist of the following (in thousands):

                                             JUNE 30, 2004                              MARCH 31, 2004
                                   Gross                                       Gross
                                 carrying     Accumulated                    carrying    Accumulated
                                  amount      amortization        Net         amount     amortization        Net
                                ---------------------------------------     ---------------------------------------
                                             (Restated) (Restated)
Goodwill                        $ 38,431       $ (6,492)      $ 31,939      $ 27,099       $ (6,492)      $ 20,607
                                ---------------------------------------     ---------------------------------------
Other intangibles:
Amortized intangible
assets
    Software technology           31,974        (13,969)        18,005        30,357        (13,219)        17,138
    Non-compete agreements         7,014         (6,543)           471         6,986         (6,318)           668
    Customer relationships         2,564            (89)         2,475           904            (30)           874
Unamortized intangible
    Trademark                      1,085             --          1,085           285             --            285
                                ---------------------------------------     ---------------------------------------
                                  42,637        (20,601)        22,036        38,532        (19,567)        18,965
Less: current portion of
non- compete agreements              471             --            471           668             --            668
                                ---------------------------------------     ---------------------------------------
Long-term portion of other
    intangibles                   42,166        (20,601)        21,565        37,864        (19,567)        18,297
                                ---------------------------------------     ---------------------------------------
Long-term portion of
    goodwill and other
    intangibles                 $ 80,597       $(27,093)      $ 53,504      $ 64,963       $(26,059)      $ 38,904
                                =======================================     =======================================

During the quarter ended June 30, 2004, we recorded approximately $11.3 million goodwill, $1.4 million software, $1.7 million customer relationships, $800,000 trademark and $29,000 non-compete agreement in connection with the acquisition of RTI. Software and customer relationships are amortized on a straight-line basis over their useful lives, seven and ten years, respectively. The goodwill and the trademark have indefinite useful lives and are not subject to amortization. The non-compete agreement will be amortized its remaining useful life of seven months.

Transactions in goodwill during three months ended June 30, 2004 and fiscal year ended March 31, 2004 are as follows (in thousands):

                                                June 30,            March 31,
                                                  2004                2004
                                             ---------------    ---------------
     Cost:
       Beginning balance                     $       27,099     $       21,287
         Goodwill from acquisition of RTI
           and Page Digital, respectively            11,332              5,812
                                             ---------------    ---------------
       Ending balance                        $       38,431     $       27,099
                                             ===============    ===============

     Accumulated amortization                $        6,492     $        6,492
                                             ===============    ===============

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

Amortization expense from continuing operations for quarters ended June 30, 2004 and 2003 was $1.2 million and $812,000, respectively. We expect amortization expense for the next five fiscal years to be as follows (in thousands):


                          March 31,
                              2005                   $   3,542
                              2006                   $   4,005
                              2007                   $   3,750
                              2008                   $   3,719
                              2009                   $   3,581


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

NOTES PAYABLE (RESTATED)

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
                                                                             ======      ======


CONVERTIBLE DEBENTURES (RESTATED)

Convertible debentures at June 30 and March 31, 2004 consist of the following (in thousands):

                                                                                June 30,   March 31,
                                                                                  2004        2004
                                                                                 -------    -------
                                                                               (Restated)  (Restated)
        9% convertible debentures, due May 2006, net of unamortized
          debt discount of $852,000 and $966,0000 respectively                   $ 2,170    $ 2,046

        Less: current maturities                                                   1,189        146
                                                                                 --------   --------
        Long-term portion                                                        $   981    $ 1,900
                                                                                 ========   ========


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


In accordance with generally accepted accounting principles, the difference between the conversion price of $1.32 and our stock price of the date of issuance of the debentures amounted to $265,000 and is being amortized over the term of the debentures. We recognized a beneficial interest expense of $31,000 in the quarter ended June 30, 2004.

We have also allocated the proceeds received from convertible debt with detachable warrants using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrants was determined to be $720,000 and is being amortized over the term of the convertible debentures. We recorded an interest expense of $83,000 in the quarter ended June 30, 2004.

Subsequent to June 30, 2004, we sold and issued a secured convertible term note to an unrelated investor for $7.0 million (the "Laurus Transaction")(see Note
16). Part of the proceeds from this debt financing were used to pay off $1.95 million due to one of the two investors ($1.75 million balance plus $0.2 million in accrued interest). We issued 600,000 shares of our common stock to the remaining investor which we valued at $240,000 to pay liquidated damages and secure such investor's consent to the Laurus Transaction. We also amended the remaining investor's debenture in exchange for the remaining investors consent for the Laurus Transaction. Pursuant to Amendment No. 1 to the 9% Debenture Due May 15, 2006 Issued to Midsummer Investments, Ltd. And Waiver, the terms of the remaining debenture were amended as follows:


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


NOTE 9 - DEFERRED REVENUE (RESTATED)

Deferred revenue at June 30, 2004 and March 31, 2004 consists of the following (in thousands):

                                                      June 30,   March 31,
                                                        2004       2004
                                                      --------   --------
      Prepaid support services                        $ 6,605    $ 2,528
      Customer deposits                                   628        129
                                                      --------   --------
        Total deferred revenues                       $ 7,233    $ 2,657

        Long-term portion                                 937         --
                                                      --------   --------
        Current portion                               $ 6,296    $ 2,657
                                                      ========   ========

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


NOTE 11 - EQUITY TRANSACTIONS

During the quarter ended June 30, 2004, we have the following equity transactions:

         o Issued 1,546,733 shares of common stock, with a fair value of $1,169,000, to Intuit in connection with the acquisition of RTI.
         o Issued an aggregate of 2,517,232 shares of Series B Convertible Preferred Stock, with a fair value of $5,709,000 to Michael Tomczak, our director, COO and President, and Jeffrey Boone, our CTO, in connection with acquisition of RTI.
         o Granted options to purchase 1,572,364 and 1,772,364 shares of common stock at an exercise price of $0.77per share to Messrs. Boone and Tomczak, respectively, in accordance with their employment agreements.
         o Issued warrants to purchase an aggregate of 20,000 shares of common stock at exercise prices of $0.75 and $1.05 per share to a consulting firm for investor relation services rendered for a fair value of $3,000.

         o In connection with the acquisition of RTI, we assumed RTI's incentive stock option plan and converted all outstanding options at June 1, 2004 into our options at a conversion rate of 1.5562. As a result, RTI's option holders have options to purchase an aggregate of 1,366,911 shares of our common stock at an exercise price of $0.02 with a fair value of $1,037,000.

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

                                                             Three Months Ended
                                                           June 30,     June 30,
                                                             2004         2003
                                                           --------     --------
                                                          (Restated)   (Restated)
                                                (in thousands, except per share amounts)
                                                              (unaudited)
         Net income (loss) as reported                     $(3,596)     $   304
         Less: stock-based compensation expense,
              net of related tax effects                      (502)        (540)
                                                           --------     --------
         Pro forma net loss                                $(4,098)     $  (236)
                                                           ========     ========
         Basic earnings (loss) per share - as reported     $ (0.07)     $  0.01
         Diluted earnings (loss) per share - as reported   $ (0.07)     $    --
         Basic earnings (loss) per share - pro forma       $ (0.08)     $    --
         Diluted earnings (loss) per share - pro forma     $ (0.08)     $    --

NOTE 12 - EARNINGS (LOSS) PER SHARE (RESTATED)


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



                                                      Three Months ended
                                                            June 30,
                                                      2004           2003
                                                    ---------      ---------
                                                    (Restated)     (Restated)
         Net income (loss) available to common
           stockholders                             $ (3,882)      $     32
                                                    =========      =========

         Basic weighted average shares                52,938         31,615
         Dilutive common stock equivalent                 --         33,128
                                                    ---------      ---------
         Diluted weighted average shares              52,938         64,743
                                                    =========      =========
         Basic and diluted earnings (loss) per
           share available to common
           Stockholders                             $  (0.07)      $     --
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
                                                                     ==================


NOTE 13 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA (RESTATED)


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


We currently operate in the Americas and Europe. On June 1, 2004, we commenced operations in Asia. The geographic distribution of our revenues and long-lived assets are as follows (in thousands):

                                     Three Months ended
                                          June 30,
                                      2004        2003
                                     ------      ------
         Revenues:
              Americas               $4,232      $4,925
              Europe                  1,012         541
              Asia                       39          --
                                     ------      ------
                Total revenues       $5,283      $5,466
                                     ======      ======

                                                June 30,    March 31,
                                                  2004        2004
                                                --------    ---------
                                               (Restated)  (Restated)
         Long-lived assets:
            Americas                            $55,512      $40,783
            Europe                                   25           30
                                                --------     --------
                   Total long-lived assets      $55,537      $40,813
                                                ========     ========

In the three months ended June 30, 2004, revenue from one major customer represents 12% of total revenues and accounts receivable balance at June 30, 2004 from this customer represents 8% of total accounts receivable. In the three months ended June 30, 2003, revenue from another major customer represents 24% of total revenues and its accounts receivable balance represents 13% of total accounts receivable.

We structure our operations into three business units that have separate reporting infrastructures. Each unit is evaluated primarily based on total revenues and operation income. Identifiable assets are also managed by business units. Our three business units are as follows:


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


A summary of the revenue and operating income (loss) and identifiable assets attributable to each of these business units are as follows (in thousands):

                                                              Three Months Ended
                                                                    June 30,
                                                              2004            2003
                                                            ---------      ---------
                                                            (Restated)     (Restated)
Revenues:
          Retail Management                                 $  2,965       $  5,064
          Store Solutions                                      1,163            402
          Multi-channel retail                                 1,155             --
                                                            ---------      ---------
               Total revenues                               $  5,283       $  5,466
                                                            =========      =========
Operating income (loss):
          Retail Management                                 $   (692)      $  1,596
          Store Solutions                                       (358)            --
          Multi-channel retail                                  (514)
          Other (see below)                                   (1,828)        (1,585)
                                                            ---------      ---------
               Total operating income (loss)                $ (3,392)      $     11
                                                            =========      =========
Other operating loss:
          Depreciation                                      $     (4)      $    (56)
          Administrative costs and other non-allocated
            Expenses                                          (1,824)          (717)
                                                            ---------      ---------
               Total other operating loss                   $ (1,828)      $ (1,585)
                                                            =========      =========

                                                             June 30,      March 31,
                                                               2004           2004
                                                            ---------      ---------
                                                            (Restated)     (Restated)

Identifiable assets:
          Retail Management                                 $ 33,418       $ 32,757
          Store Solutions                                     20,942          3,790
          Multi-channel retail                                 9,828         10,093
                                                            ---------      ---------
               Total                                        $ 64,188       $ 46,640
                                                            =========      =========
Goodwill:
          Retail Management                                 $ 13,903       $ 13,903
          Store Solutions                                     12,224            892
          Multi-channel retail                                 5,812          5,812
                                                            ---------      ---------
               Total                                        $ 31,939       $ 20,607
                                                            =========      =========

Operating income (loss) in Retail Management, Store Solutions and Multi-channel Retail includes direct expenses for software licenses, maintenance services, programming and consulting services, sales and marketing expenses, product development expenses, and direct selling, general and administrative expenses. The "Other" caption includes non-allocated costs and other expenses that are not directly identified with a particular business unit and which we do not consider in evaluating the operating income of the business unit.

During the quarter ended June 30, 2004, the Store Solutions business unit acquired $11.3 million goodwill in connection with the acquisition of RTI. There are no changes in goodwill of the Retail Management and Multi-channel retail business units.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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


Certain of our standard software license agreements contain a limited infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against certain liability and damages arising from claims of various copyright or other intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of others." We have never lost an infringement claim and our cost to defend such lawsuits has been insignificant. Although it is possible that in the future third parties may claim that our current or potential future software solutions infringe on their intellectual property, we do not currently expect a significant impact on our business, operating results or financial condition.


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


NOTE 16 - SUBSEQUENT EVENTS

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


In accordance with generally accepted accounting principles, the difference between the conversion price of $0.56 and our stock price on the date of issuance of the Note amounted to $281,000 and will be amortized over the term of the Note.

We allocated the proceeds received from the Note with a detachable warrant using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrant was $531,000 and is being amortized over the term of the Note.


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

NOTE 17 - RESTATEMENT

Subsequent to the issuance of our condensed consolidated financial statements for the three months ended June 30, 2004, our management determined that:

o The royalty expense for the quarter should be reported as costs of product revenue,
o The interest charge on the March '04 Debentures should be capitalized and amortized over the life of the debt,
o The legal fees incurred in connection with the acquisition of RTI should be capitalized as acquisition costs,
o The fair value of RTI stock options we assumed in connection with the acquisition should be recorded,
o The amortization of software technology should be classified as cost of product revenue,
o The revenue earned from product and services revenues and related cost of revenue are to be presented separately,
o The amortization of purchased software should be reduced as it was related to a purchased software that was reversed in a prior period, and
o The financial statements for certain prior periods should be restated as explained in footnote below.

As a result, the condensed consolidated financial statement for the three months ended June 30, 2004 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                                        As Previously    Restatement
                                                                           Reported      Adjustment     As Restated   Reference
                                                                        ------------    ------------    ------------  ---------
        At June 30, 2004:
                Prepaid expenses and other current assets               $       673     $       175     $       848      (1)
                Goodwill                                                     30,654           1,285          31,939      (2)
                Other intangible assets                                      25,270          (3,705)         21,565      (3)
                Other assets                                                    211             125             336      (1)
                Total assets                                                 66,685          (2,120)         64,565
                Accrued expenses                                              3,709             175           3,884      (4)
                Convertible debentures, less current maturities               1,210            (229)            981      (5)
                Other liabilities                                                89             125             214      (4)
                Total liabilities                                            21,381              71          21,452
                Additional paid-in capital                                   74,001           2,312          76,313      (6)
                Accumulated deficit                                         (48,511)         (4,503)        (53,014)     (7)
                Total stockholders' equity                                   45,304          (2,191)         43,113

        For the three-month period ended June 30, 2004:
                Cost of revenues                                        $     1,833      $      878     $     2,711      (8)
                Gross profit                                                  3,450            (878)          2,572
                Depreciation and amortization expense                         1,306            (900)            406      (9)
                Selling, general and administrative expense                   4,517            (206)          4,311      (10)
                Interest expense                                               (270)            (31)           (301)     (11)
                Net loss                                                     (3,793)            197          (3,596)
                Net loss available to common stockholders                    (4,079)            197          (3,882)
                Basic and diluted EPS available to common stockholders        (0.08)           0.01           (0.07)

         1. Prepaid expenses and other current assets were revised to include the current portion of a prepaid royalty in the amount of $175,000 and other assets was revised to include $125,000 long-term portion of prepaid royalty.
         2. Goodwill was revised to include $110,000 acquisition costs incurred and $1,037,000 fair value of stock options assumed in connection with the RTI acquisition and $138,000 acquisition costs for Page Digital acquisition.
         3.       Other intangible assets were revised to:
                  a. reflect a restatement in fiscal year ended March 31, 2004 to reverse $3.9 million software purchased, and
                  b. reverse total accumulated amortization of $195,000 related to the $3.9 million software.
         4. Accrued expenses and other long-term liabilities were revised to include royalty fee accrual of $175,000 current portion and $125,000 long-term portion, respectively.
         5. Long-term convertible debentures were revised to include $31,000 amortization of beneficial conversion interest and a restatement in fiscal year 2004 to defer a beneficial conversion charge with a balance of $260,000.
         6. Additional paid-in capital was revised to include $1,037,000 fair value of stock options assumed in connection with the RTI acquisition and restatements from prior periods of $1,275,000 in connection with the debt discount and beneficial conversion interest charges on the March '03, April '03 and May '03 debt financings.
         7. Accumulated deficit was revised to reflect restatements made in prior periods:
                  a. To reverse recognition of $3.9 million revenue from a sale of software technology in fiscal year ended March 31, 2004, and
                  b. To recognize amortization expense of $1,275,000 in connection with debt discount and beneficial conversion interest charges of the March '03, April
                           '03 and May '03 debt financings.
         8.       Cost of revenues was revised to include $803,000 amortization of software previously reported as depreciation and
                  amortization expense and $75,000 royalty expense previously reported as selling, general and administrative expense.
         9. In addition to reclassification of $803,000 amortization of software to cost of revenues, depreciation and amortization was revised to reverse $97,000 amortization of a purchased software being reversed in the period ended March 31, 2004.
         10. Selling, general and administrative was revised to reclassify royalty expense of $75,000 to cost of product revenue, to eliminate $75,000 royalty expense and capitalize acquisition costs of $56,000 for RTI acquisition as goodwill.
         11. Interest expense was revised to include amortization of beneficial conversion interest of $31,000.

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


RESTATEMENT OF QUARTERLY INFORMATION

As discussed in the notes to condensed consolidated financial statements, we restated our June 30, 2004 financial statements to:

         1.       Report royalty expense as costs of product revenue,
         2. Capitalize beneficial conversion interest charge on the March '04 Debentures and amortize it over the term of the debt,
         3. Capitalize legal fees incurred in connection with the acquisition of RTI as acquisition costs,
         4. Record the fair value of RTI stock options assumed in connection with the RTI acquisition,
         5. Report amortization of software technology as cost of product revenue,
         6. Present revenues earned from product and services revenues separately and related cost of revenue,
         7. Reverse amortization of purchased software as it was related to a purchased software being reversed in the prior periods, and
         8. Revise the financial statements for certain prior periods restatements.

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


Pursuant to the Amended Merger Agreement, the Merger was completed with the following terms: (i) we assumed RTI's obligations under those certain promissory notes issued by RTI on December 20, 2002 with an aggregate principal balance of $2.3 million; (ii) the total consideration paid at the closing of the Merger was $11.6 million paid in shares of our common stock, with a fair value of $1.2 million, newly designated Series B Preferred with a fair value of $5.7 million, assumption of RTI's incentive stock option plan valued at $1.0 million, acquisition costs totaling $110,000 and promissory notes totaling $3.6 million;
(iii) the Shareholders and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to the Registration Rights Agreement dated June 1, 2004 between us, the Shareholders and Intuit; and (iv) the merger consisted of two steps (the "Merger"), first, Merger Sub merged with and into RTI, Merger Sub's separate corporate existence ceased and RTI continued as the surviving corporation (the "Reverse Merger"), immediately thereafter, RTI merged with and into Merger Sub II, RTI's separate corporate existence ceased and Merger Sub II continued as the surviving corporation (the "Second-Step Merger").


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

RECENT ACCOUNTING PRONOUNCEMENTS

None.

QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003


REVENUES

Product revenues increased $1.3 million, or 40%, to $4.5 million in the quarter ended June 30, 2004 from $3.2 million in the quarter ended June 30, 2003, primarily due to the inclusion of $0.6 million of product revenue for RTI, $0.5 million of product revenue for Page Digital and a $0.4 million increase in hardware revenue, offset by $0.3 million decrease in alliance revenue. Services revenue decreased by $1.5 million, or 65% to $0.8 million in the quarter ended June 30, 2004 from $2.3 million in the quarter ended June 30, 2003 primarily due to $1.3 million decrease in revenue from Toys R Us., Inc. "(Toys") contract and $0.2 million in decreased services, offset by the inclusion of $0.4 million of services revenue for Page Digital. Toys revenue in fiscal 2004 consisted primarily of implementation services. Toys had been a major customer since fiscal 2000 and terminated its contract in third quarter of fiscal 2004. As we don't anticipate additional material Toys revenue in the near future, the loss of Toys will have a significant impact on future revenues as we attempt to replace those revenues with revenues generated from new customers. Total revenues decreased $0.2 million, or 3%, to $5.3 million in the quarter ended June 30, 2004 from $5.5 million in the quarter ended June 30, 2003 due to the above factors. Excluding Toys revenues, total revenues were $5.2 million for the quarter ended June 30, 2004 compared to $4.2 million in the quarter ended June 30, 2003, a 24% increase.

COST OF REVENUES/GROSS PROFIT

Cost of revenues increased by $0.5 million, or 23%, to $2.7 million in the quarter ended June 30, 2004 from $2.2 million in the quarter ended June 30, 2003. Cost of product revenues increased $1.0 million, or 83%, to $2.2 million in the quarter ended June 30, 2004 from $1.2 million in the quarter ended June 30, 2003. Cost of product revenues included amortization expense of $0.8 million and $0.6 million for the quarters ended June 30, 2004 and 2003, respectively. Cost of services revenue decreased $0.5 million, or 53%, to $0.5 million in the quarter ended June 30, 2004 from $1.0 million in the quarter ended June 30, 2002. Total gross profit decreased $0.6 million, or 19%, to $2.6 million in the quarter ended June 30, 2004 from $3.2 million in the quarter ended June 30, 2003 due primarily to a large decrease in service revenues, offset by an increase in product revenues. Total gross profit was 49% and 59% for the quarter ended June 30, 2004 and 2003, respectively. Gross profit on products was 50% and 62% for the quarters ended June 30, 2004 and 2003, respectively, while gross profit on services was 41% and 56% for the quarters ended June 30, 2004 and 2003, respectively. The decrease in gross profit margin on products was due primarily to higher amortization of capitalized software in the quarter ended June 30, 2004 from the acquisition of Page Digital and RTI. The decrease in gross margin on services was due primarily to an increase, in the quarter ended June 30, 2004, of the percentage of reimbursed costs, which carry 100% costs, as a percentage of total services as well as lower margins achieved at the Store Solutions business segment compared to higher margin Toys service business in the quarter ended June 30, 2003.

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

DEPRECIATION AND AMORTIZATION


Depreciation and amortization increased by $0.1 million, or 42%, to $0.4 million in the quarter ended June 30, 2004 from $0.3 million in the quarter ended June 30, 2003. The increase is due to additions of fixed assets and intangible assets from acquisitions of Page Digital in the fourth quarter of fiscal 2004 and RTI in the first quarter of fiscal 2005.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


Selling, general and administrative expenses increased by $1.5 million, or 54%, to $4.3 million in the quarter ended June 30, 2004 from $2.8 million in the quarter ended June 30, 2003. The increase is mainly due to the additions of selling, general and administrative expenses of $0.5 million from the acquisition of Page Digital and $0.6 million from the acquisition of RTI. In addition, the increase is due to increasing our efforts and spending in marketing and sales activities and professional fees related to the acquisition of RTI and financing activities.

INCOME (LOSS) FROM OPERATIONS

Loss from operations which included depreciation and amortization expense, was $3.4 million for the quarter ended June 30, 2004, compared to an income from operations of $0.01 million for the quarter ended June 30, 2003.


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

CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding preferred stock attributable to the quarter ended June 30, 2004 and 2003 were $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the quarter ended June 30, 2004, we financed our operations, using cash on hand and, internally generated cash. At June 30, 2004 and March 31, 2004, we had cash of $1.3 million and $2.1 million, respectively.


Operating activities used cash of $1.0 million in the quarter ended June 30, 2004 and $1.3 million in the quarter ended June 30, 2003. Cash used for operating activities in the quarter ended June 30, 2004 resulted from $3.6 million net loss, $0.5 million increase in accounts receivable and other receivables and $0.3 million decrease in accounts payable and accrued expenses; offset in part by $1.2 million increase in deferred revenue and $1.3 million of non-cash depreciation and amortization.

Investing activities provided cash of $0.3 million in the quarter ended June 30, 2004 and used cash of $0.9 million in the quarter ended June 30, 2003. Cash provided by investing activities in the current quarter was primarily from $0.6 million cash from acquisition of RTI; offset in part by capitalization of $0.3 million software development costs.


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


We believe that our cash and cash equivalent and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. Our future capital requirements depend on many factors, including our application development, sales and marketing activities. In addition, we have incurred losses for the last three fiscal years and we had a negative working capital at June 30, 2004. In the next twelve months, we anticipate raising additional capital through public or private equity or debt financings. In the long-term, we anticipate that cash from operations will be sufficient to provide liquidity for our normal operating requirements. As such, we do not know whether additional financing will be available when needed, or available on terms acceptable to us. We may raise capital through public or private equity or debt financings. If we are unable to raise the needed funds, we may be forced to curtail some or all of our activities and we may not be able to grow.


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

The difference between the original conversion price of $1.32 and our stock price of the date of issuance of the Midsummer Debenture amounted to $110,000 and is being amortized over the term of the debt. A total of $15,000 had been amortized during the period from the date of issuance through June 30, 2004.

We allocated the proceeds received from convertible debt with detachable warrants using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrants issued to Omicron was $420,000 and was being amortized over the term of the Omicron Debenture. A total of $57,000 had been amortized during the period from the issuance of the debt to the date the debt was repaid. Upon repayment of the Omicron Debenture, the remaining balance of $363,000 was expensed. The amount allocated to warrants issued to Midsummer was $300,000 and is being amortized over the term of the debt. A total of $75,000 had been amortized during the period from the date of issuance through June 30, 2004.


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


In accordance with generally accepted accounting principles, the difference between the conversion price of $0.56 and our stock price on the date of issuance of the Note amounted to $281,000 and is being amortized over the term of the Note.

We will also allocate the proceeds received from the Note with detachable warrant using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrant is $531,000 and is being amortized over the term of the Note.


The balance of the Note, including accrued interest, is $7.0 million at July 31, 2004.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations, including purchase commitments at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                               Payment due by period
                                                               ---------------------
                                                         Less than 1
Contractual Cash Obligations                   Total        year      1-3 years    3-5 years    Thereafter
----------------------------                   -----        ----      ---------    ---------    ----------
                                                                   (As Restated)
                                                                   (in thousands)
Long-term debt obligations                   $16,562      $ 8,155      $ 8,407      $    --      $    --

Capital lease obligations                        228          179           49           --           --

Operating leases                              10,629        2,050        2,222        1,896        4,461

Purchase obligations                           1,396        1,227          169           --           --
                                             -------      -------      -------      -------      -------

     Total contractual cash obligations      $28,815      $11,611      $10,847      $ 1,896      $ 4,461
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


          Software license revenue, including third party license revenues or partner products, is generally recognized when a license agreement has been signed, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. If a software license contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. We can establish value specific objective evidence ("VSOE") for all elements and not just undelivered elements. The undeliverable elements are primarily training, consulting and maintenance services. VSOE of fair value for training and consulting services is based upon hourly rates charged when those services are sold separately. VSOE of fair value for maintenance is the price the customer will be required to pay when it is sold separately (that is, the renewal rate). In addition, if a software license contains contingencies, such as specific customer acceptance criteria, right of return or a cancellation right, the software revenue is recognized upon the later of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for our software licenses are due in installments within twelve months from the date of delivery. Where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Deferred revenue consists primarily of prepaid maintenance support revenues, prepaid services revenue and deferred licenses.

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

WE HAD NEGATIVE WORKING CAPITAL IN PRIOR FISCAL YEAR, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

At June 30, 2004, we had negative working capital of $7.4 million. We have had difficulty meeting operating expenses, including interest payments on debt, lease payments and supplier obligations. We have at times deferred payroll for our executive officers, and borrowed from related parties to meet payroll obligations. We have extended payment terms with our trade creditors wherever possible.


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

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.


Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 80%, 19 % and 1% of our revenues were in the Americas, Europe and Asia, respectively, in the three months ended June 30, 2004. Approximately 90%, 10% and 0% of our revenues were in the Americas, Europe and Asia, respectively, in the three months ended June 30, 2003. Many of our expenses related to foreign revenues, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international revenues and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

HISTORICALLY WE HAVE BEEN DEPENDENT ON A SMALL NUMBER OF CUSTOMERS FOR A SIGNIFICANT AMOUNT OF OUR BUSINESS.

One customer accounted for 12% of our consolidated revenues in the quarter ended June 30, 2004. Another customer accounted for 24% in the quarter ended June 30, 2003.


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

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 18% and 10% of our total revenues were denominated in currencies other than the U.S. dollar for the three months ended June 30, 2004 and 2003, respectively.


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2004, we issued:

         o 1,546,733 shares of common stock to Intuit, Inc. in connection with the acquisition of RTI.
         o an aggregate of 2,517,232 shares of Series B Convertible Preferred Stock to Michael Tomczak, our COO and President, and Jeffrey Boone, our CTO, in connection with acquisition of RTI.
         o Options to purchase 1,572,364 and 1,772,364 shares of common stock at an exercise price of $0.77per share to Messrs. Boone and Tomczak, respectively, in accordance with their employment agreements.
         o Warrants to purchase an aggregate of 20,000 shares of common stock at exercise prices of $0.75 and $1.05 per share to a consulting firm for investor relation services rendered.

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


         10.28 Termination Agreement between the Company and Toys "R" Us, Inc. dated November 13, 2003, incorporated by reference to exhibit 10.28 to the Company's form 10-K for fiscal year ended March 31, 2004.

         10.29 Option Agreement between Softline Ltd. and Steven Beck, as trustee of a certain management group of Island Pacific, Inc. incorporated by reference to exhibit 10.29 to the Company's form 10-K for fiscal year ended March 31, 2004.

         10.30 Employment Agreement dated January 30, 2004 by and between Island Pacific, Inc. and Larry Page, incorporated by reference to exhibit 10.30 to the Company's form 10-K for fiscal year ended March 31, 2004.

         10.31 Employment Agreement dated January 30, 2004 by and between Island Pacific, Inc. and David Joseph, incorporated by reference to exhibit 10.31 to the Company's form 10-K for fiscal year ended March 31, 2004.


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


         10.34 Option Agreement dated September 3, 2003 by and between SVI Solutions, Inc. and Harvey Braun, incorporated by reference to exhibit 10.34 to the Company's form 10-K for fiscal year ended March 31, 2004.

         10.35 Option Agreement dated September 3, 2003 by and between SVI Solutions, Inc. and Steven Beck, incorporated by reference to exhibit 10.34 to the Company's form 10-K for fiscal year ended March 31, 2004.

         10.36 Code of Ethics and Business Conduct, incorporated by reference to exhibit 10.34 to the Company's form 10-K for fiscal year ended March 31, 2004.


         10.37 Summary of loan transactions between the Company and World Wide Business Centres, incorporated by reference to exhibit
                  10.12 to the Company's form 10-K for fiscal year ended March 31,2002.

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