Form 10-Q/A
period 2002-09-30
ISLAND PACIFIC INC
filed 2005-02-08
CIK 866535

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


NOTE 13 - RESTATEMENT

Subsequent to the issuance of our condensed consolidated financial statements for the three and six months ended September 30, 2002, our management determined that:

* The revenues and cost of revenues should be presented separately as product and services revenues and corresponding cost of revenues,

* The amortization of purchased and capitalized software should be reported as cost of revenues, and

* The unamortized balance of debt discount and beneficial conversion charge relating to a convertible note payable should be expensed as interest expense instead of taking to equity.

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

32.2     Section 1350 Certification of Principal Financial and Accounting
         Officer.


(b) REPORTS ON FORM 8-K

On August 1, 2002, we filed a Form 8-K disclosing in Item 5 the Company's Annual Stockholder Meeting on September 19, 2002.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SVI Holdings, Inc.
                                             Registrant

                                             /S/ Corinne Bertrand
                                             -----------------------------------
Date: January 25, 2005                       Corinne Bertrand
                                             Chief Financial Officer
                                             Signing on behalf of the registrant