Form 10-Q/A
period 2003-06-30
ISLAND PACIFIC INC
filed 2005-02-08
CIK 866535

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

NOTE 11 - RESTATEMENT

Subsequent to the issuance of our condensed consolidated financial statements for the three months ended June 30, 2003, our management determined that:

* The revenues and cost of revenues should be presented
             separately as product and services revenues,

* The amortization of capitalized software should be reported as cost of product revenue, and

* The beneficial conversion interest should be capitalized
             and amortized over the term of the convertible debt.

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

                               Island Pacific, Inc.
                               Registrant

                               /S/ Corinne Bertrand
                               -------------------------------------------------
Date:  January 25, 2005        Corinne Bertrand
                               Chief Financial Officer

                               Signing on behalf of the registrant