Form 10-Q/A
period 2003-09-30
ISLAND PACIFIC INC
filed 2005-02-08
CIK 866535

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

                                                      3

                                          ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except per share data)

                                                                   Three Months Ended             Six Months Ended
                                                                      September 30,                 September 30,
                                                                   2003           2002           2003           2002
                                                                 ---------      ---------      ---------      ---------
                                                                (As restated - See Note 14)   (As restated - See Note 14)
Revenues:
  Product                                                        $  1,825       $  1,975       $  5,011       $  4,099
  Services                                                            954          1,822          3,234          4,591
                                                                 ---------      ---------      ---------      ---------
    Total revenues                                                  2,779          3,797          8,245          8,690
Cost of revenues:
  Product                                                           1,177          1,185          2,401          2,271
  Services                                                            476          1,157          1,489          2,842
                                                                 ---------      ---------      ---------      ---------
    Total cost of revenues                                          1,653          2,342          3,890          5,113
                                                                 ---------      ---------      ---------      ---------
       Gross profit                                                 1,126          1,455          4,355          3,577

Expenses:
  Application development                                             585          1,343            722          2,244
  Depreciation and amortization                                       280            315            565            631
  Selling, general and administrative                               3,001          1,890          5,797          3,827
                                                                 ---------      ---------      ---------      ---------
       Total expenses                                               3,866          3,548          7,084          6,702
                                                                 ---------      ---------      ---------      ---------

Loss from operations                                               (2,740)        (2,093)        (2,729)        (3,125)

Other income (expense):
  Interest income                                                     (17)            --              9              1
  Other income (expense)                                             (167)             3           (178)             2
  Interest expense                                                 (1,504)          (985)        (1,796)        (1,393)
                                                                 ---------      ---------      ---------      ---------
       Total other expenses                                        (1,688)          (982)        (1,965)        (1,390)
                                                                 ---------      ---------      ---------      ---------

Loss before provision for income taxes                             (4,428)        (3,075)        (4,694)        (4,515)

  Provision for income taxes (benefits)                                67              1           (503)             1
                                                                 ---------      ---------      ---------      ---------
Loss before cumulative effect of a change in
  accounting principle                                             (4,495)        (3,076)        (4,191)        (4,516)

    Cumulative effect of changing accounting principle -
         goodwill valuation under SFAS 142                             --             --             --           (627)
                                                                 ---------      ---------      ---------      ---------
Loss from continuing operations                                    (4,495)        (3,076)        (4,191)        (5,143)

    Income from discontinued operations of the SVI Training
         Products Inc, subsidiary, net of applicable income
         taxes                                                         --            109             --            159
                                                                 ---------      ---------      ---------      ---------
Net loss                                                           (4,495)        (2,967)        (4,191)        (4,984)

    Cumulative preferred dividends                                   (282)          (254)          (554)          (508)
                                                                 ---------      ---------      ---------      ---------
Net loss available to common stockholders                        $ (4,777)      $ (3,221)      $ (4,745)      $ (5,492)
                                                                 =========      =========      =========      =========
Basic and diluted earnings (loss) per share:
    Loss before cumulative effect of a change in
        accounting principle                                     $  (0.13)      $  (0.10)      $  (0.12)      $  (0.16)
    Cumulative effect of a change in accounting principle -
        goodwill valuation under SFAS 142                              --             --             --          (0.02)
                                                                 ---------      ---------      ---------      ---------
    Loss from continuing operations                                 (0.13)         (0.10)         (0.12)         (0.18)
    Income from discontinued operations                                --             --             --           0.01
    Cumulative preferred dividends                                  (0.01)         (0.01)         (0.02)         (0.02)
                                                                 ---------      ---------      ---------      ---------
        Net loss available to common stockholders                $  (0.14)       $ (0.11)      $  (0.14)      $  (0.19)
                                                                 =========      =========      =========      =========

Basid and diluted weighted-average common shares outstanding:      34,417         28,855         33,264         28,685

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

                                             Three months ended September 30,    Six months ended September 30,
                                                   2003          2002                  2003           2002
                                                ---------     ---------              ---------     ---------
         Net loss available to
           common stockholders                  $ (4,777)     $ (3,221)              $ (4,745)     $ (5,492)
                                                =========     =========              =========     =========

         Basic and diluted weighted average
           shares                                 34,417        28,855                 33,264        28,685
                                                =========     =========              =========     =========

         Basic and dliluted loss per share      $  (0.14)     $  (0.11)              $  (0.14)      $ (0.19)

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


NOTE 14 - RESTATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the three and six months ended September 30, 2003, our management determined that:

* The revenue from a one-time sale of software technology rights should not be recognized,

* The revenues and cost of revenues should be presented
             separately as product and services revenues and corresponding costs of revenues,

* The amortization expense of software products should be
             reported as cost of product revenue,

* The debt discount and beneficial conversion charges should be capitalized and amortized over the term of the debt, and

* The convertible note payable to Toys should be re-classified from from equity to liabilities.

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

                                    Island Pacific, Inc.
                                    Registrant

                                    /S/ Corinne Bertrand
                                    -------------------------------------------
Date: January 25, 2005              Corinne Bertrand
                                    Chief Financial Officer
                                    Signing on behalf of the registrant