Form 10-Q/A
period 2004-06-30
ISLAND PACIFIC INC
filed 2005-02-10
CIK 866535

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

NOTE 17 - RESTATEMENT

Subsequent to the issuance of our condensed consolidated financial statements for the three months ended June 30, 2004, our management determined that:

* The royalty expense for the quarter should be reported as costs of product revenue,
* The interest charge on the March '04 Debentures should be capitalized and amortized over the life of the debt,
* The legal fees incurred in connection with the acquisition of RTI should be capitalized as acquisition costs,
* The fair value of RTI stock options we assumed in connection with the acquisition should be recorded,
* The amortization of software technology should be classified as cost of product revenue,
* The revenue earned from product and services revenues and related cost of revenue are to be presented separately,
* The amortization of purchased software should be reduced as it was related to a purchased software that was reversed in a prior period, and
* The financial statements for certain prior periods should be restated as explained in footnote below.

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


RESTATEMENT OF QUARTERLY INFORMATION

As discussed in the notes to condensed consolidated financial statements, we restated our June 30, 2004 financial statements to:

         1.       Report royalty expense as costs of product revenue,
         2. Capitalize beneficial conversion interest charge on the March '04 Debentures and amortize it over the term of the debt,
         3. Capitalize legal fees incurred in connection with the acquisition of RTI as acquisition costs,
         4. Record the fair value of RTI stock options assumed in connection with the RTI acquisition,
         5. Report amortization of software technology as cost of product revenue,
         6. Present revenues earned from product and services revenues separately and related cost of revenue,
         7. Reverse amortization of purchased software as it was related to a purchased software being reversed in the prior periods, and
7. Revise the financial statements for certain prior periods restatements.

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


EQUITY PRICE RISK

We have no direct equity investments.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that were in effect at the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on June 30, 2004 were effective to ensure that all material information relating to us that is required to be included in the reports that we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There have been no changes in internal controls over financial reporting that were identified during the evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                    Island Pacific, Inc.
                                    Registrant

                                    /S/ Corinne Bertrand
                                    --------------
Date: February 10, 2005             Corinne Bertrand
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    Signing on behalf of the registrant