Form 10-Q/A
period 2004-09-30
ISLAND PACIFIC INC
filed 2005-02-10
CIK 866535

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

EQUITY PRICE RISK

We have no direct equity investments.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that were in effect at the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures that were in effect on September 30, 2004 were effective to ensure that all material information relating to us that is required to be included in the reports that we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There have been no changes in internal controls over financial reporting that were identified during the evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.16 Amendment No. 1 to the 9% Convertible Debenture, Due May 16, 2006 Issued to Midsummer Investment, Ltd. and Waiver dated July 30, 2004 by and among the Company and Midsummer Investments, Ltd., incorporated by reference to exhibit 2.16 to the Company?s Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004.

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

10.36 Retail Pro Software License Agreement by and between Retail Technologies International, Inc. and Intuit Inc. dated December 6, 2002 incorporated by reference to exhibit 10.36 to the Company?s Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004.

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

10.42 Severance and Release Agreement between Island Pacific, Inc. and Harvey Braun dated October 28, 2004 incorporated by reference to exhibit 10.42 to the Company?s Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004.

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

                                         Island Pacific, Inc.
                                         Registrant

                                         /S/ Corinne Bertrand
                                         --------------------------
Date: February 10, 2005                  Corinne Bertrand
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)

                                         Signing on behalf of the registrant