Form 10-Q
period 2004-12-31
ISLAND PACIFIC INC
filed 2005-02-14
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number  0-23049
                        -------

                              ISLAND PACIFIC, INC.
                              --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                         33-0896617
   -------------------------------                        ----------------------
   (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)

19800 MACARTHUR BOULEVARD, 12TH FLOOR, IRVINE, CALIFORNIA          92612
---------------------------------------------------------       ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $0.0001 Par Value - 63,486,885 shares as of January 31, 2005.

================================================================================

                                         TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
PART I. - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 2004
               and March 31, 2004.................................................................3

         Consolidated Statements of Operations for the Three
               Months and the Nine Months Ended December 31, 2004 and 2003........................4

         Consolidated Statements of Cash Flows for the Nine
               Months Ended December 31, 2004 and 2003............................................5

         Notes to Consolidated Financial Statements ..............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.........................................................24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................48

Item 4.  Controls and Procedures.................................................................48

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................49

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............................49

Item 3.  Defaults Upon Senior Securities.........................................................49

Item 4.  Submission of Matters to a Vote of Security Holders.....................................49

Item 5.  Other Information.......................................................................49

Item 6.  Exhibits and Reports on Form 8-K........................................................49

SIGNATURES.......................................................................................56


                                                 2

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                         ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share amounts)


                                                                                        DECEMBER 31,        MARCH 31,
                                                                                           2004               2004
                                                                                       -------------     -------------
                                                                                                         (As Restated)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $      1,129      $      2,108
   Accounts receivable, net of allowance for doubtful accounts of $1,363 and $409,
     respectively                                                                             6,106             4,572
   Other receivables, including $14 and $37 from related parties, respectively                   95               143
   Inventories                                                                                   36                46
   Current portion of non-compete agreements                                                    149               668
   Current portion of note receivable                                                            36                36
   Prepaid expenses and other current assets                                                    684               682
                                                                                       -------------     -------------
       Total current assets                                                                   8,235             8,255

Note receivable                                                                                 108               126
Property and equipment, net                                                                     880               821
Goodwill, net                                                                                31,939            20,607
Other intangibles, net                                                                       19,593            18,297
Other assets                                                                                    262               421
                                                                                       -------------     -------------
       Total assets                                                                    $     61,017      $     48,527
                                                                                       =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of notes payable to related parties                                 $      1,542      $         --
   Current portion of notes payable                                                           1,285                --
   Current portion of convertible debentures                                                  1,679               146
   Current portion of capital leases                                                            154               169
   Accounts payable                                                                           1,157             1,255
   Accrued expenses                                                                           2,814             3,301
   Deferred revenue                                                                           7,802             2,657
   Income tax payable                                                                           127                --
                                                                                       -------------     -------------
       Total current liabilities                                                             16,560             7,528

Notes payable to related parties, less current maturities                                       986                --
Notes payable, less current maturities                                                          179                --
Convertible debentures, net, less current maturities                                          3,915             1,900
Capital lease obligations, less current  maturities                                               3                89
Deferred revenue                                                                                849                --
Long term liabilities                                                                           177               235
                                                                                       -------------     -------------
       Total liabilities                                                                     22,669             9,752
                                                                                       -------------     -------------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.0001 par value; 5,000,000 shares authorized: Series A
      Convertible Preferred, 7.2% cumulative 141,100 shares issued and outstanding with a stated value of $100 per share, dividends in arrears
      of $2,881 and $2,002, respectively                                                     14,100            14,100
   Common Stock, $.0001 par value; 100,000,000 shares authorized; 63,270,576 and
      52,427,799 shares issued and outstanding, respectively                                      6                 5
   Additional paid in capital                                                                85,958            74,088
   Accumulated deficit                                                                      (61,716)          (49,418)
                                                                                       -------------     -------------
     Total stockholders' equity                                                              38,348            38,775
                                                                                       -------------     -------------

       Total liabilities and stockholders' equity                                      $     61,017      $     48,527
                                                                                       =============     =============


               The accompanying notes are an integral part of these consolidated financial statements.

                                                          3

                                         ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands, except per share data)


                                                                   Three Months Ended          Nine Months Ended
                                                                      December 31,                December 31,
                                                                   2004          2003          2004           2003
                                                                 ---------     ---------     ---------     ---------
                                                                             (As restated)               (As restated)
Revenues:
   Product                                                       $  5,859      $  4,207      $ 15,256      $  9,218
   Services                                                         1,343           683         3,912         3,917
                                                                 ---------     ---------     ---------     ---------
      Total revenues                                                7,202         4,890        19,168        13,135
                                                                 ---------     ---------     ---------     ---------

Cost of revenues:
   Product                                                          2,583         1,627         6,941         4,028
   Services                                                           746           434         2,180         1,923
                                                                 ---------     ---------     ---------     ---------
      Total cost of revenues                                        3,329         2,061         9,121         5,951
                                                                 ---------     ---------     ---------     ---------

         Gross profit                                               3,873         2,829        10,047         7,184

Expenses:
   Application development                                          1,757           361         4,806         1,083
   Depreciation and amortization                                      388           272         1,324           837
   Restructuring                                                       --            --           681            --
   Selling, general and administrative                              4,018         2,808        12,317         8,605
                                                                 ---------     ---------     ---------     ---------
      Total expenses                                                6,163         3,441        19,128        10,525
                                                                 ---------     ---------     ---------     ---------

Loss from operations                                               (2,290)         (612)       (9,081)       (3,341)


Other income (expense):
   Interest income                                                      1             7             5            16
   Other income (expense)                                              37           112           139           (66)
   Interest expense                                                  (965)           --        (3,356)       (1,796)
                                                                 ---------     ---------     ---------     ---------
      Total other expenses                                           (927)          119        (3,212)       (1,846)
                                                                 ---------     ---------     ---------     ---------

Loss before provision for income taxes (benefits)                  (3,217)         (493)      (12,292)       (5,187)

   Provision for income taxes (benefits)                               --           (19)            6          (522)
                                                                 ---------     ---------     ---------     ---------

Net loss                                                           (3,217)         (474)      (12,298)       (4,665)

   Cumulative preferred dividends                                    (300)         (184)         (880)         (738)
                                                                 ---------     ---------     ---------     ---------

Net loss available to common stockholders                        $ (3,517)     $   (658)     $(13,178)     $ (5,403)
                                                                 =========     =========     =========     =========

Basic and diluted loss per share:
   Net loss                                                      $  (0.05)     $  (0.01)     $  (0.21)     $  (0.12)
   Cumulative preferred dividends                                   (0.01)        (0.00)        (0.02)        (0.02)
                                                                 ---------     ---------     ---------     ---------
      Net loss available to common stockholders                  $  (0.06)     $  (0.01)     $  (0.23)     $  (0.14)
                                                                 =========     =========     =========     =========

Basic and diluted weighted-average common shares outstanding       63,031        46,172        57,818        38,656


                The accompanying notes are an integral part of these consolidated financial statements.

                                                          4

                                                ISLAND PACIFIC, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                                              NINE MONTHS ENDED
                                                                                                                  DECEMBER 31,
                                                                                                              2004           2003
                                                                                                           ----------     ----------
                                                                                                                             (As
                                                                                                                           restated)
Cash flows from operating activities:
   Net loss                                                                                                $ (12,298)     $  (4,665)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                                             4,022          2,688
     Amortization of debt discount and conversion option                                                       1,112          1,542
     Gain on disposal of furniture and fixtures                                                                   --            169
     Provision for allowance for doubtful accounts, net of recoveries                                            368           (112)
     Stock-based compensation                                                                                    850            195
     Common stock issued for services rendered and settlement cost                                                --            385
   Changes in assets and liabilities net of effects from acquisitions:
     Accounts receivable and other receivables                                                                  (297)        (2,575)
     Income tax refund receivable                                                                                 --
     Inventories                                                                                                  10              7
     Prepaid expenses and other assets                                                                           306         (1,270)
     Accounts payable and accrued expenses                                                                    (2,047)        (3,691)
     Income tax payable                                                                                           --             64
     Accrued interest on stockholders' loans, convertible notes and term loan                                    532            187
     Deferred revenue                                                                                          3,305          1,682
                                                                                                           ----------     ----------
Net cash used for operating activities                                                                        (4,137)        (5,394)
                                                                                                           ----------     ----------

Cash flows from investing activities:
   Payment from note receivable                                                                                   18             18
   Proceeds from acquisition of Retail Technologies International, Inc., net                                     562             --
   Purchases of furniture and equipment                                                                         (106)          (301)
   Capitalized software development costs                                                                       (357)        (3,002)
                                                                                                           ----------     ----------
Net cash provided by (used for) investing activities                                                             117         (3,285)
                                                                                                           ----------     ----------

Cash flows from financing activities:
   Sale of common stock, net of offering costs                                                                     9         11,929
   Decrease in amount due to stockholders, net                                                                  (360)            --
   Proceeds from convertible debts                                                                             7,000            700
   Payments on capital leases                                                                                   (112)            --
   Payments on  term loans and convertible debentures                                                         (3,497)          (135)
                                                                                                           ----------     ----------
Net cash provided by financing activities                                                                      3,040         12,494
                                                                                                           ----------     ----------

Effect of exchange rate changes on cash                                                                            1             (3)
                                                                                                           ----------     ----------

Net decrease in cash and cash equivalents                                                                       (979)         3,812
Cash and cash equivalents, beginning of period                                                                 2,108          1,319
                                                                                                           ----------     ----------
Cash and cash equivalents, end of period                                                                   $   1,129      $   5,131
                                                                                                           ==========     ==========

Supplemental disclosure of cash flow information:
   Interest paid                                                                                           $     507      $     135
   Income taxes paid                                                                                       $       6             --

Supplemental schedule of non-cash investing and financing activities:
   Issued 7,551,696 shares of common stock upon conversion of 2,517,233 shares of Series B
      Convertible Preferred Stock issued in connection with the acquisition of Retail
      Technologies International, Inc.                                                                     $   5,709             --
   Issued 1,546,733 shares of common stock in connection with the acquisition of Retail
      Technologies International, Inc.                                                                     $   1,169             --
   Issued promissory notes in connection with the acquisition of Retail Technologies
      International, Inc.                                                                                  $   3,622             --
   Issued 600,000 shares of common stock as payment for liquidated damages penalty                         $     240             --
   Issued 223,052 shares of common stock upon cashless exercise of an incentive stock option               $      22             --
   Issued 132,433 shares of common stock to Midsummer for monthly convertible debenture payment            $      50             --
   Issued 169,340 shares of common stock to Midsummer for monthly convertible debenture payment            $      59             --
   Issued 188,998 shares of common stock to Midsummer for monthly convertible debenture payment            $      58             --
   Issued 5,428 shares of common stock upon cashless exercise of an incentive stock option                 $       1             --
   Issued 4,103,161 shares of common stock upon conversion of the 9% debentures                                           $   4,200
   Repaid a convertible note by offsetting against outstanding account receivable                                         $   1,382
   Issued 2,287,653 shares of common stock upon conversion of the note due to stockholders                                $   1,374
   Issued 500,000 shares of common stock as payment for dividend on preferred stock                                       $     421
   Retired 10,700,000 shares of treasury stock                                                                            $  (8,906)
   Issued 84,849 shares of common stock as payments for bonuses and services rendered in prior periods                    $      83

                The accompanying notes are an integral part of these consolidated financial statements.

                                                                 5

                      ISLAND PACIFIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (The financial statements for the three and nine months
                  ended December 31, 2003 have been restated.)


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and for all the periods presented have been made.

Certain amounts in the prior periods have been reclassified to conform to the presentation for the nine months ended December 31, 2004. The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K/A for the year ended March 31, 2004.

The results of operations for the nine months ended December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

The following unaudited pro forma consolidated results of continuing operations for the three and nine months ended December 31, 2003 assume the acquisition of Page Digital occurred as of April 1, 2003. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                                           Three Months        Nine Months
                                                                              Ended               Ended
                                                                           December 31,       December 31,
                                                                              2003                2003
                                                                          -------------      -------------
     Revenues                                                               $  5,208           $ 16,347
     Net loss                                                               $ (1,816)          $ (6,215)
     Net loss available to common stockholders                              $ (2,000)          $ (6,953)
     Basic and diluted loss per share of common stock                       $  (0.04)          $  (0.15)
     Basic and diluted loss per share available to common stockholders      $  (0.04)          $  (0.17)

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

Pursuant to the Amended Merger Agreement, the Merger (as defined below) was completed with the following terms: (i) we assumed RTI's obligations under certain promissory notes issued by RTI on December 20, 2002 with an aggregate principal balance of $2.3 million; (ii) the total consideration paid at the closing of the Merger was $11.6 million paid in shares of our common stock with fair value of $1.2 million, newly designated Series B convertible preferred stock ("Series B Preferred") with fair value of $5.7 million, promissory notes totaling $3.6 million, assumption of stock options with fair value of $1.0 million and acquisition costs of $110,000; (iii) the Shareholders and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to the registration rights agreement dated June 1, 2004 between us, the Shareholders and Intuit (the "Registration Rights Agreement"); and (iv) the merger consisted of two steps (the "Merger"), first, Merger Sub merged with and into RTI, Merger Sub's separate corporate existence ceased and RTI continued as the surviving corporation (the "Reverse Merger"), immediately thereafter, RTI merged with and into Merger Sub II, RTI's separate corporate existence ceased and Merger Sub II continued as the surviving corporation (the "Second-Step Merger").

In the Merger, each Shareholder received 1,258,616 shares of Series B Preferred and a promissory note payable monthly over two years in the principal amount of $1,295,000 bearing interest at 6.5% per annum. In the Merger, Intuit, the holder of all of the outstanding shares of RTI's Series A Preferred stock, received 1,546,733 shares of our common stock and a promissory note payable monthly over two years in the principal amount of $530,700 bearing interest at 6.5% per annum.

The Shareholders and Intuit were also granted registration rights. Under the Registration Rights Agreement, we agreed to register the common stock issuable upon conversion of the Series B Preferred issued to the Shareholders within 30 days of the automatic conversion of the Series B Preferred into common stock and to register the common stock issued to Intuit either on the next registration statement we filed after the closing or upon Intuit's demand. We filed a registration statement on Form S-3 covering Intuit's common stock on August 25, 2004. The automatic conversion occurred when we filed an amendment to our certificate of incorporation with the Delaware Secretary of State increasing our authorized shares of common stock on August 27, 2004. We filed a registration statement on Form S-3 covering the common stock issued on conversion of the Series B on September 13, 2004. The registration statements on Form S-3 filed on August 25, 2004 and September 13, 2004 were subsequently combined into one registration statement on Form S-3 pursuant to Amendment No. 1 to the Forms S-3 filed on December 2, 2004. We filed Amendment No. 2 to this Form S-3 on January 25, 2005 but it has not yet become effective. The Shareholders and Intuit are entitled to price protection payments of up to a maximum of $0.23 per share payable by promissory note, if and to the extent that the average closing price of our common stock for the 10 days immediately preceding the date the registration statement covering their shares is declared effective by the Securities and Exchange Commission (the "SEC") is less than the 10 day average closing price as of June 1, 2004, which was $0.76. We have not recorded the liability relating to the price protection at the date of acquisition as the contingency is based on future events and cannot yet be determined. We will compute the total liability as soon as it can be determined and recorded as a liability. The total cost of the price protection contingency will be deferred and amortized over the shortest of the remaining useful lives of the assets acquired in the acquisition in accordance with SFAS 141, "Business Combinations."

Upon the consummation of the Merger, Michael Tomczak, RTI's former President and Chief Executive Officer, was appointed our President, Chief Operating Officer and director and Jeffrey Boone, RTI's former Chief Technology Officer, was appointed our Chief Technology Officer. We entered into two-year employment agreements and non-competition agreements with Mr. Tomczak and Mr. Boone.

The employment agreement with Michael Tomczak was executed on June 1, 2004. The term of the agreement is two years. Under the agreement, Mr. Tomczak is entitled to $360,000 in annual compensation. He also received an option to purchase 1,772,354 shares of our common stock. Mr. Tomczak's right to purchase 886,178 of the shares subject to the option will vest on the first anniversary date of the employment agreement, thereafter, the remaining option will vest at the rate of 73,848 shares per month during the second year of this agreement. If Mr. Tomczak's employment is terminated without cause during the term of the agreement, he will receive severance in the amount of the lesser of $360,000 or the balance of compensation payable over the remaining term of the agreement, but in no event should the amount be less than $180,000. We also entered into a non-competition agreement with Mr. Tomczak pursuant to which he agreed not to engage in any business or activity that in any way competes with us for a period of two years after the termination of his employment with us.

The employment agreement with Jeffrey Boone was executed on June 1, 2004. The term of the agreement is two years. Under the agreement, Mr. Boone is entitled to $240,000 in annual compensation. He also received an option to purchase 1,572,354 shares of our common stock. Mr. Boone's right to purchase 786,179 of the shares subject to the option will vest on the first anniversary date of this agreement, thereafter, the remaining option will vest at the rate of 65,514 shares per month during the second year of this agreement. If Mr. Boone's employment is terminated without cause during the term of the agreement, he will receive severance in the amount of the lesser of $240,000 or the balance of his compensation payable over the remaining term of the agreement, but in no event should the amount be less than $120,000. We also entered into a non-competition agreement with Mr. Boone pursuant to which he agreed not to engage in any business or activity that in any way competes with us for a period of two years after the termination of his employment with us.

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

         Cash                                                      $     672
         Accounts receivable                                           1,348
         Prepaid expenses                                                148
         Other receivables                                               212
         Property and equipment                                          496
         Non-compete agreement                                            29
         Software technology                                           1,410
         Customer relationship                                         1,660
         Trademark                                                       800
         Capital lease obligation                                        (11)
         Accounts payable and accrued expenses                        (1,644)
         Deferred revenue                                             (2,689)
         Income tax payable                                             (127)
         Notes due to stockholders                                      (200)
         Notes payable                                                (1,789)
                                                                   ----------
              Net assets                                                 315

         Excess of cost over fair value of net assets acquired        11,332
                                                                   ----------

              Total purchase price                                 $  11,647
                                                                   ==========

The following unaudited pro forma consolidated results for the three and nine months ended December 31, 2004 and 2003 assume the acquisitions of RTI and Page Digital occurred as of April 1, 2004 and 2003, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

                                                    Three Months Ended                  Nine Months Ended
                                              December 31,      December 31,      December 31,       December 31,
                                                 2004              2003              2004               2003
                                             -------------     -------------     -------------     --------------
     Revenues                                $      7,202      $      7,488      $     20,561      $     22,950
     Net loss                                $     (3,217)     $     (2,037)     $    (13,230)     $     (6,454)
     Net loss available to common
        stockholders                         $     (3,517)     $     (2,221)     $    (14,110)     $     (7,192)
     Basic and diluted loss per share of
        common stock                         $      (0.05)     $      (0.04)     $      (0.23)     $      (0.15)
     Basic and diluted loss per share
        available to common stockholders     $      (0.06)     $      (0.05)     $      (0.24)     $      (0.17)

NOTE 3 - NOTE RECEIVABLE

Effective April 1, 2003, we sold our wholly-owned subsidiary, SVI Training Products, Inc. ("Training Products"), to its former president, for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of Training Products in each of its next two fiscal years, to the extent the revenues in each of those years exceed certain targets. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. We agreed to postpone the payments due January 2004 and April 2004 until April 2008. The note has a balance of $144,000 and $162,000 at December 31, 2004 and March 31, 2004, respectively, of which $36,000 is current.

NOTE 4 - INVENTORIES

Inventories consist of finished goods and are stated at the lower of cost or market, on a first-in, first-out basis.

NOTE 5 - GOODWILL AND OTHER INTANGIBLES

At December 31, 2004 and March 31, 2004, goodwill and other intangibles consist of the following (in thousands):

                                                  DECEMBER 31, 2004                                  MARCH 31, 2004
                                       Gross                                             Gross
                                      carrying       Accumulated                        carrying       Accumulated
                                       amount        amortization         Net            amount        amortization         Net
                                    ------------     ------------     ------------    ------------     ------------     ------------
     Goodwill                       $    38,431      $    (6,492)     $    31,939     $    27,099      $    (6,492)     $    20,607
                                    ------------     ------------     ------------    ------------     ------------     ------------

     Other intangibles:
     Amortized intangible assets
         Software technology             32,071          (15,864)          16,207          30,357          (13,219)          17,138
         Non-compete agreements           7,014           (6,865)             149           6,986           (6,318)             668
         Customer relationships           2,564             (263)           2,301             904              (30)             874

     Unamortized intangible:
         Trademark                        1,085               --            1,085             285               --              285
                                    ------------     ------------     ------------    ------------     ------------     ------------
                                         42,734          (22,992)          19,742          38,532          (19,567)          18,965
     Less: current portion of
       non-compete agreements               149               --              149             668               --              668
                                    ------------     ------------     ------------    ------------     ------------     ------------
     Long-term portion of other
       intangibles                       42,585          (22,992)          19,593          37,864          (19,567)          18,297
                                    ------------     ------------     ------------    ------------     ------------     ------------
     Long-term portion of
       goodwill and other
       intangibles                  $    81,016      $   (29,484)     $    51,532     $    64,963      $   (26,059)     $    38,904
                                    ============     ============     ============    ============     ============     ============

During the nine months ended December 31, 2004, we recorded approximately $11.3 million in goodwill, $1.4 million in software, $1.7 million in customer relationships, $800,000 in trademarks and $29,000 in non-compete agreements in connection with the acquisition of RTI (see Note 2). In addition, we recorded $0 and $357,000 million in capitalized software during the three and nine months ended December 31, 2004, respectively. Software and customer relationships are amortized on a straight-line basis over their useful lives, seven and ten years, respectively. The goodwill and the trademark have indefinite useful lives and are not subject to amortization. The remaining balance of the non-compete agreement is being amortized over the remaining three months of its useful life.

Transactions in goodwill during the nine months ended December 31, 2004 and fiscal year ended March 31, 2004 are as follows (in thousands):

                                                            December 31,     March 31,
                                                               2004            2004
                                                           ------------    ------------
         Cost:
           Beginning balance                               $    27,099     $    21,287
             Goodwill from acquisition of RTI and Page
                Digital, respectively                           11,332           5,812
                                                           ------------    ------------
           Ending balance                                  $    38,431     $    27,099
                                                           ============    ============

         Accumulated amortization                          $     6,492     $     6,492
                                                           ============    ============

We found no indication of impairment of the goodwill during the nine months ended December 31, 2004. Accordingly, absent future indications of impairment, the next annual impairment test will be performed in fourth quarter of fiscal 2005.

We also evaluated the remaining useful lives of our intangible assets in the quarter ended December 31, 2004. No adjustments have been made to the useful lives of our intangible assets.

Amortization expense for the three months ended December 31, 2004 and 2003 was $1.2 million and $0.9 million, respectively. Amortization expense for nine months ended December 31, 2004 and 2003 was $3.5 million and $2.5 million. We expect amortization expense for the next five fiscal years to be as follows (in thousands):

              March 31,
                   2005                           $   1,182
                   2006                           $   4,047
                   2007                           $   3,792
                   2008                           $   3,760
                   2009                           $   3,613

NOTE 6 - DEBTS

NOTES PAYABLE TO RELATED PARTIES

In connection with the RTI acquisition, we issued promissory notes to RTI's two principal officers totaling $2.6 million, payable in installments totaling $20,000 per month for the period of June 1, 2004 through May 1, 2005 and increasing to $200,000 per month from June 1, 2005 through June 1, 2006, at 6.5% interest per annum. The notes have a balance of $2.5 million as of December 31, 2004, of which $1.5 million is current. There were no notes payable due to related parties at March 31, 2004.

NOTES PAYABLE

In connection with the acquisition of RTI, we issued a promissory note to Intuit and assumed RTI's obligations totaling $1,789,000 under certain promissory notes originally issued by RTI and additional notes totaling $500,000 to the existing note holders of RTI. Notes payable consisted of the following (in thousands):

                                                                                December 31,       March 31,
                                                                                   2004              2004
                                                                                ------------     ------------
     Notes payable, secured by common stock of our new subsidiary, IP Retail
     Technologies International, Inc. ("IP RTI"), payable in monthly installments totaling $197,000 including interest at 6.5%
     per annum beginning May 31, 2004 through May 31, 2005                      $       972      $        --

     Note payable, to Intuit, secured by IP RTI's common stock, payable in monthly installments of $4,000 for the period from June 1, 2004 through
     December 1, 2004 and $30,000 from January 1, 2005 through June 1, 2006, including interest at 6.5% per annum
                                                                                        492               --
                                                                                ------------     ------------
             Total notes payable                                                $     1,464      $        --
                                                                                ============     ============

     Total notes payable (including accrued interest)                           $     1,464      $        --
     Less: current maturities                                                         1,285               --
                                                                                ------------     ------------
     Long-term portion of notes payable                                         $       179      $        --
                                                                                ============     ============

CONVERTIBLE DEBENTURES

Convertible debentures at December 31, 2004 and March 31, 2004 consist of the following (in thousands):

                                                                                December 31,       March 31,
                                                                                   2004              2004
                                                                                ------------     ------------

     Convertible note, secured by all of our assets, interest rate of
     prime plus two percent per annum and matures in July 2007                  $     7,042      $        --

     Convertible debentures,  interest rate of 9% per annum and mature in
     May 2006                                                                         1,096            3,012
                                                                                ------------     ------------

                Total                                                                 8,138            3,012
     Less: debt discount                                                              2,544              966
                                                                                ------------     ------------
                                                                                $     5,594      $     2,046
                                                                                ============     ============

     Total convertible  debentures  (including accrued interest),  net of
     debt discount                                                              $     5,594      $     2,046
     Less: current maturities                                                         1,679              146
                                                                                ------------     ------------
     Long-term portion of convertible debentures                                $     3,915      $     1,900
                                                                                ============     ============

LAURUS

On July 12, 2004, we sold and issued a secured convertible term note (the "Laurus Note") to Laurus Master Fund, Ltd. ("Laurus") for gross proceeds of $7.0 million pursuant to a Securities Purchase Agreement. In addition, we issued Laurus a warrant to purchase up to 3,750,000 shares of our common stock at a price of $0.71 per share (the "Laurus Warrant").

The Laurus Note initially matured on September 1, 2004, however, the maturity date was automatically extended to July 12, 2007 (the "Maturity Date") upon our stockholders approving an increase to our authorized common stock from 100 to 250 million shares and our filing an amendment to our certificate of incorporation to effect such change on August 27, 2004. The Laurus Note accrues interest at a rate per annum (the "Interest Rate") equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent. Interest under the Note is payable monthly in arrears and interest payments commenced on August 1, 2004. The Interest Rate is calculated on the last day of each month and is subject to adjustment based on the then-current price of our common stock. The initial conversion price under the Note was $0.56 per share, subject to adjustment upon our issuance of securities at a price below the fixed conversion price, a stock split or combination, declaration of a dividend on our common stock or reclassification of our common stock. We have the option to redeem the Laurus Note by paying Laurus 125% of the principal amount due under the Laurus Note together with all accrued and unpaid interest. Our obligations under the Laurus Note are secured by all of our assets. In addition, all our wholly owned subsidiaries guarantied our obligations under the Laurus Note and we pledged all of our interests in the outstanding stock of our subsidiaries as security for our obligations under the Laurus Note.

The Laurus Warrant is immediately exercisable and has a seven year term. We have the right to require exercise of the Laurus Warrant in whole or in part if: (1) all of our obligations under the Laurus Note have been irrevocably paid in full,
(2) the common stock underlying the Laurus Warrant has been registered on a registration statement declared effective by the SEC, and such registration statement remains effective, and (3) the average closing price of our common stock for the ten (10) trading days immediately prior to the proposed date of the mandatory exercise of the Laurus Warrant is greater than three hundred percent (300%) of the then applicable exercise price.

In August 2004, Laurus agreed to defer the interest payments due under the Laurus Note on August 1, 2004 until the Maturity Date. In October 2004, Laurus agreed to amend the Laurus Note and defer the payments due from September 2004 through February 2005 until the Maturity Date. Pursuant to the amendment, we are required to make monthly payments in the amount of $212,121 commencing on March 1, 2005 with a balloon payment of $1.1 million due in July 2007. In connection with the amendment to the Laurus Note and the related amendment to the Laurus Registration Rights Agreement (as defined below): (1) the conversion price on $2 million of the $7 million Laurus Note was reduced to $0.37, (2) we issued Laurus an additional warrant (the "October '04 Warrant") to purchase 250,000 shares of our common stock at a price of $0.41 per share with the same terms as the Laurus Warrant, and (3) the Effectiveness Date (as defined below) under the Laurus Registration Rights Agreement was extended. We have assessed but not recorded any charge to expense in connection with the issuance of the October '04 Warrant because the impact on the statement of operations is not material.

Pursuant to the registration rights agreement between us and Laurus executed in connection with the sale of the Laurus Note (the "Laurus Registration Rights Agreement"), we were obligated to file a registration statement registering the shares of our common stock issuable upon conversion of the Laurus Note or exercise of the Laurus Warrant or the October '04 Warrant (the "Underlying Shares") within 60 days of July 12, 2004 and have the Registration Statement declared effective by the SEC no later than March 1, 2005. If (1) the Registration Statement is not filed or declared effective within the requisite periods, (2) the Registration Statement ceases to be effective for more than 30 days in any calendar year or any 10 consecutive calendar days, or (3) our common stock is not listed or traded or is suspended from trading for three consecutive trading days, we are required to pay Laurus liquidated damages equal to 2% of original principal balance on the Laurus Note for each 30 day period (with partial periods prorated) that such event continues.

We filed a registration statement for the Underlying Shares on Form S-3 (the "Laurus Registration Statement") on September 13, 2004 and filed amendments to the Form S-3 on December 2, 2004 and January 25, 2005. The Laurus Registration Statement has not yet been declared effective.

In accordance with generally accepted accounting principles, the difference between the original conversion price of $0.56 and our stock price on the date of issuance of the Laurus Note amounted to $281,000 and is being amortized over the term of the Laurus Note. We amortized $23,000 in the three months and $43,000 in the nine months ended December 31, 2004.

We allocated the proceeds received from the Laurus Note with a detachable warrant using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrant was $531,000 and is being amortized as interest expense over the life of the Laurus Note. We amortized $44,000 in the three months and $81,000 in the nine months ended December 31, 2004.

In connection with the amendment to the Laurus Note in October 2004, the difference between the conversion price of $0.37 for the first $2.0 million of the Laurus Note and our stock price on the date of issuance of the Laurus Note amounted to $1.0 million and is being amortized over the remaining term of the Laurus Note. We amortized $62,000 in the three and nine months ended December 31, 2004.

In connection with the amendment to the Laurus Note in October 2004, we allocated the proceeds received from the Laurus Note with a detachable warrant using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrant was $24,000 and is being amortized as interest expense over the life of the Laurus Note. We amortized $2,000 in the three and nine months ended December 31, 2004.

The balance of the Laurus Note, including accrued interest, is $7.0 million at December 31, 2004.

OMICRON/MIDSUMMER

On March 15, 2004, we sold Omicron Master Trust ("Omicron") and Midsummer Investment, Ltd. ("Midsummer") convertible debentures (the "March 2004 Debentures") for an aggregate price of $3.0 million pursuant to a securities purchase agreement (the "March 2004 Debenture Purchase Agreement"). The March 2004 Debentures bear interest at a rate of 9% per annum, and provide for interest only payments on a quarterly basis, payable, at our option, in cash or shares of our common stock. The March 2004 Debentures mature on May 15, 2006. The March 2004 Debentures were initially convertible into shares of our common stock at a conversion price of $1.32 per share, subject to adjustment, if we offer or sell any securities for an effective per share price that is less than 87% of the then current conversion price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections.

We also issued Omicron and Midsummer two warrants each as follows: (i) Series A Warrants to purchase up to an aggregate of 1,043,479 shares of our common stock at an exercise price of $1.15 per share with a five-year term, exercisable at anytime after September 16, 2004, subject to adjustment if we offer or sell any securities for an effective per share price that is less than the then current exercise price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections and (ii) Series B Warrants to purchase up to an aggregate of 8,500,000 shares of our common stock with an exercise price of $5 per share, subject to adjustment upon the issuance or sale of securities in a public offering for an effective per share price that is less than the then-current exercise price and upon the trigger of other customary anti-dilution protections. The Series B Warrants are immediately exercisable and expire on the earlier of the six-month anniversary of the effective date of the registration statement covering the shares underlying the warrant or 18 months from March 15, 2004.

In July 2004, with the proceeds from the sale of the Laurus Note, we paid Omicron $1.75 million, the full amount due under its March 2004 Debenture, plus $0.2 million in accrued interest, liquidated damages pursuant to the Omicron/Midsummer Registration Rights Agreement (described below) and prepayment penalties. In accordance with generally accepted accounting principles, the difference between the original conversion price of $1.32 and our stock price on the date Omicron's March 2004 Debenture was issued amounted to $155,000 and was being amortized over the term of the debt. A total of $21,000 had been amortized during the period from the date of issuance to the date the debt was repaid. Upon repayment of the debt, the remaining balance of $134,000 was expensed.

In July 2004, we issued 600,000 shares of our common stock, which we valued at $240,000, to Midsummer as payments for liquidated damages due under the Omicron/Midsummer Registration Rights Agreement (described below) and as partial consideration for Midsummer consenting to our issuance of the Laurus Note. We also amended Midsummer's March 2004 Debenture in exchange for its consent to the transaction with Laurus. Pursuant to Amendment No. 1 to the 9% Debenture Due May 15, 2006 Issued to Midsummer Investments, Ltd. And Waiver, the terms of Midsummer's March 2004 Debenture were amended as follows: (i) the prepayment penalty was eliminated, (ii) the conversion price was reduced to $0.56 per share, (iii) interest payments are due on a monthly, rather than quarterly, basis, (iv) the commencement of monthly redemption payments was accelerated to September 1, 2004 and (v) the monthly redemption payments were revised such that payments of $50,000 are due monthly commencing September 1, 2004 and increase to $62,500 starting February 1, 2005. In connection with the issuance of the Laurus Note, the exercise price of the Series A Warrants held by both Omicron and Midsummer was reduced to $0.56 per share. During the months of October, November and December 2004 132,433, 169,340 and 188,998 shares of common stock were issued, respectively, valued at $50,000, $58,905 and $58,533, respectively, for payment of principal and interest. Computation of the number of shares is in accordance with agreement and share price is based upon 20 day average VWAP less 20% discount. Management considers this to be the fair value of the shares of common stock issued.

We entered into a registration rights agreement with Omicron and Midsummer dated March 15, 2004 (the "Omicron/Midsummer Registration Rights Agreement"), pursuant to which we were required to file a registration statement respecting the common stock issuable upon the conversion of the March 2004 Debentures and exercise of the warrants within 30 days after March 15, 2004, and to use best efforts to have the registration statement declared effective at the earliest date but in no event later than 90 days after March 15, 2004 (or 120 days in the event of full review). If we fail to file a registration statement within such 30 day period or have it declared effective within such 90 day period (or 120 day period in the event of a full review), we are obligated to pay liquidated damages to Omicron and Midsummer equal to 2% per month of each of their initial subscription amounts plus the value of any outstanding warrants. A registration statement on Form S-3 registering the shares issuable upon conversion of Midsummer's March 2004 Debenture and the shares issuable on exercise of both Omicron's and Midsummer's Series A Warrants was filed on August 25, 2004. A registration statement on Form S-3 registering the shares issuable upon exercise of Midsummer's and Omicron's Series B Warrants was filed on September 13, 2004. The registration statements were combined into one registration statement on Form S-3 pursuant to Amendment No. 1 to the Forms S-3 filed on December 2, 2004. Amendment No. 2 to the registration statement was filed on January 25, 2005, but it has not been declared effective as of February 10, 2005. Outstanding liquidated damages totaling $201,000 were paid in July 2004. Additional liquidated damages were waived pursuant to Amendment No. 2 to Midsummer's March 2004 Debenture (as described below). We will accrue liquidated damages beginning February 1, 2005 until the registration statement is declared effective.

On November 30, 2004, we entered into Amendment No. 2 to Midsummer's March 2004 Debenture ("Amendment No. 2"). Pursuant to Amendment No. 2, the terms of Midsummer's March 2004 Debenture were amended as follows: (i) the conversion price for the March 2004 Debenture and the exercise price for the Series A Warrant were reduced to $0.37 per share, (ii) all outstanding accrued and unpaid liquidated damages and all liquidated damages that may accrue through January 31, 2005 were waived, (iii) until the shares are registered, we may make monthly redemption and interest payments in shares of restricted stock valued at 80% of the value weighted average price for the 20 days prior to either the interest payment date or the date the shares are issued, whichever is lower and (iv) the date by which the registration statement covering the shares issuable upon conversion of Midsummer's March 2004 Debenture and the related warrants must be declared effective was extended to January 31, 2005. In addition, we issued Midsummer an additional warrant to purchase 200,000 shares of our common stock with an exercise price of $0.41. We have assessed but not recorded any charge to expense in connection with the issuance of the additional warrant to Midsummer because the impact on the statement of operations is not material.

In accordance with generally accepted accounting principles, the difference between the original conversion price of $1.32 and our stock price on the date of issuance of the Midsummer March 2004 Debenture amounted to $110,000 and was being amortized over the term of the debt. Upon amending the debt, we recomputed the difference between the amended conversion price of $0.56 and our stock price on the date of issuance. We recorded an additional maximum charge of $785,000 and will amortize it over the remaining term of the debt. We had amortized $115,000 and $243,000 in the three and nine months ended December 31, 2004. No additional amounts were recorded for the second amendment of the Midsummer's March 2004 Debenture as maximum amounts were recorded in the first amendment.

For a period of 180 days following the date the registration statement covering the shares issuable upon conversion of the March 2004 Debentures and related warrants is declared effective (the "Omicron/Midsummer Registration Effective Date"), both Omicron and Midsummer have the right, in their sole discretion, to elect to purchase their pro rata portion of additional March 2004 Debentures and Series A Warrants for an aggregate purchase price of up to $2,000,000 in a second closing (the "Second Closing"). The terms of the Second Closing would be identical to the terms set forth in the March 2004 Purchase Agreement and related documents, except that, the conversion price for the additional debentures and the exercise price for the additional warrants shall be equal to 115% of the average of the daily volume weighted average price of our common stock on the American Stock Exchange for the 10 days preceding the Second Closing ("Second Closing Price"). The Series A Warrant coverage for the Second Closing shall be 40% of each Purchaser's subscription amount divided by the Second Closing Price.

For a period of 180 days following the Omicron/Midsummer Registration Effective Date, if the daily volume weighted average price of our common stock for 15 consecutive trading days exceeds the then current conversion price by more than 200%, subject to adjustment, we may, on one occasion, in our sole determination, require Omicron and Midsummer to purchase each of their pro rata portion of additional debentures and Series A Warrants for an aggregate purchase price of up to $2,000,000. Any such additional investment shall be under the terms set forth in the March 2004 Purchase Agreement and related documents, except that, the conversion price for the additional debentures and the exercise price for the additional warrants shall be equal to the then current conversion price and warrant exercise price for the March 2004 Debenture and Series A Warrants.

For a period of 6 months from the Omicron/Midsummer Registration Effective Date, Omicron and Midsummer have a right of first refusal to participate in certain future financings by us involving the sale of our common stock or equivalent securities.

We allocated the proceeds received from convertible debt with detachable warrants using the relative fair market value of the individual elements at the time of issuance and amortized the change over the term of the debt. The amount allocated to the warrants issued to Omicron was $420,000. A total of $57,000 had been amortized during the period from the issuance to the date the debenture was repaid. Upon repayment of the Omicron Debenture, the remaining balance of $363,000 was expensed.

The amount allocated to the warrants issued to Midsummer was originally $300,000. Upon amending Midsummer's March 2004 Debenture, we recomputed the amount allocated to the warrants and recorded an additional maximum charge of $54,000. The additional charge is being amortized over the remaining term of the debt. We amortized $42,000 and $118,000 in the three and nine months ended December 31, 2004, respectively. No additional amounts were recorded for the second amendment as maximum amounts were recorded in the first amendment.

In connection with the sale and subsequent amendments of the convertible notes during the quarters ended September 30, 2004 and December 31, 2004, we adjusted the exercise price of outstanding warrants previously issued to certain investors to $0.56 per share pursuant to the anti-dilution protection provisions. Accordingly, we recorded charges of $366,000 and $417,000 as interest expense in the quarters ended September 30, 2004 and December 31, 2004, respectively.

The outstanding balance of Midsummer Debenture, including accrued interest, is $1.0 million at December 31, 2004.

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

The balance of capital leases is $157,000 and $258,000 at December 31, 2004 and March 31, 2004, respectively, of which the current portion is $154,000 and $169,000, respectively.

NOTE 8 - LINE OF CREDIT

In connection with the acquisition of RTI, we assumed an obligation under a line of credit with a balance of $182,000 at June 30, 2004. In July 2004, the line of credit was paid off in full.

NOTE 9 - DEFERRED REVENUE

Deferred revenue at December 31, 2004 and March 31, 2004 consists of the following (in thousands):

                                           December 31,       March 31,
                                               2004             2004
                                           ------------     ------------

         Prepaid support services          $     7,250      $     2,528
         Customer deposits                       1,401              129
                                           ------------     ------------
               Total                             8,651            2,657
         Long-term portion                         849               --
                                           ------------     ------------
         Current portion                   $     7,802      $     2,657
                                           ============     ============

NOTE 10 - PREFERRED STOCK

The Series A Convertible Preferred Stock (the "Series A Preferred") has a stated value of $100 per share and is redeemed at our option any time prior to the maturity date of December 31, 2006 for 107% of the stated value and accrued and unpaid dividends. The preferred shares are entitled to cumulative dividends of 7.2% per annum, payable semi-annually, and have cumulative dividends of $2.9 million, or $20.44 per share, and $2.0 million, or $14.19 per share, at December 31, 2004 and March 31, 2004, respectively. The holders may convert each share of Series A Preferred at any time into the number of shares of our common stock determined by dividing the stated value plus all accrued and unpaid dividends, by a conversion price initially equal to $0.80. The conversion price increases at an annual rate of 3.5% calculated on a semi-annual basis. The conversion price as of January 1, 2005 is $0.89. The Series A Preferred is entitled upon liquidation to an amount equal to its stated value plus accrued and unpaid dividends in preference to any distributions to common stockholders. The Series A Preferred has no voting rights prior to conversion into common stock, except with respect to proposed impairments of the Series A Preferred rights and preferences, or as provided by law. We have the right of first refusal to purchase all but not less than all of any shares of Series A Preferred or shares of common stock received on conversion which the holder may propose to sell to a third party, upon the same price and terms as the proposed sale to a third party.

On November 14, 2003, the Sage Group plc (the "Sage Group") acquired substantially all the assets of Softline Limited ("Softline"), including Softline's 141,000 shares of our Series A Preferred, 8,923,915 shares of our common stock and options to purchase 71,812 shares of our common stock. On September 17, 2003, 500,000 shares of common stock constituting accrued dividends on our Series A Preferred were issued to various financial institutions.

The Series B Convertible Preferred Stock (the "Series B Preferred") had no stated value and was entitled to cumulative dividends at the rate of $0.136 per share per annum, payable annually commencing on January 1, 2005. Upon our filing of an amendment to our Certificate of Incorporation increasing our authorized common stock in August 2004, all of the 2,517,232 shares of Series B Preferred outstanding were converted into 7,551,696 shares of common stock. No dividends had been declared.

NOTE 11 - EQUITY TRANSACTIONS

During the quarter ended December 31, 2004, we had the following equity transactions:

         o Issued 132,433 shares of common stock, with a fair value of $50,000, to Midsummer as monthly principal and interest payment of convertible debenture,
         o Issued 169,340 shares of common stock, with a fair value of $58,905, to Midsummer as monthly principal and interest payment of convertible debenture,
         o Issued 188,998 shares of common stock, with a fair value of $58,533, to Midsummer as monthly principal and interest payment of convertible debenture,

         o Granted incentive stock options to employees to purchase an aggregate of 49,000 shares of common stock at exercise prices ranging from $0.39 to $0.43,
         o Granted options to purchase an aggregate of 82,500 shares of common stock at exercise prices ranging from $0.41 to $0.42 to outside directors of the Board as directors' fees for the quarter ended December 31, 2004,
         o Employees, pursuant to the RTI acquisition, exercised options to purchase 18,369 shares of common stock at exercise price of $0.02.

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

The following table presents pro forma disclosures required by SFAS 123 and SFAS 148 of net loss and basic and diluted loss per share as if stock-based employee compensation had been recognized during the nine months ended December 31, 2004 and 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

                                                                Nine Months Ended
                                                                  December 31,
                                                             2004             2003
                                                         ------------     ------------
                                                    (in thousands, except per share amounts)
                                                                  (unaudited)
         Net loss as reported                            $   (12,298)     $    (4,665)
         Less: stock-based compensation expense,
              net of related tax effects                      (1,507)          (1,621)
                                                         ------------     ------------
         Pro forma net loss                              $   (13,805)     $    (6,286)
                                                         ============     ============

         Basic and diluted earnings (loss) per share
           - as reported                                 $     (0.21)     $     (0.12)
         Basic and diluted earnings (loss) per share
           - pro forma                                   $     (0.24)     $     (0.16)

NOTE 12 - EARNINGS (LOSS) PER SHARE

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Earnings per share for the three and nine months ended December 31, 2004 and 2003 is calculated as follows (in thousands):

                                               Three months ended December 31,    Nine months ended December 31,
                                                    2004             2003             2004             2003
                                                ------------     ------------     ------------     ------------
         Net loss available to common
            Stockholders                        $    (3,517)     $      (658)     $   (13,178)     $    (5,403)

         Basic and diluted weighted average
            shares                                   63,031           46,712           57,818           38,656

         Basic and diluted loss per share       $     (0.06)     $     (0.01)     $     (0.23)     $     (0.14)

The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended December 31, 2004 and 2003, because the effect would have been anti-dilutive:

                                                                 Three Months Ended
                                                                     December 31,
                                                                 2004           2003
                                                             ------------   ------------
         Outstanding options under our stock option plans      8,364,575      4,371,974
         Outstanding options granted outside our stock
            option plans                                       7,682,274      4,994,312
         Warrants issued in conjunction with private
            placements and financing                          17,548,760      3,830,281
         Warrants issued for services rendered                 1,243,565      1,108,898
         Series A Convertible Preferred Stock                 19,469,045     18,449,674
         Convertible debt                                     17,272,723        239,739
                                                             ------------   ------------
                   Total                                      71,580,942     32,994,878
                                                             ============   ============

NOTE 13 - RESTRUCTURING CHARGE

We recorded a $681,000 restructuring charge in the quarter ended September 30, 2004 for one-time termination benefits related to workforce reduction of nine full-time employees including 3 executive officers, 2 in sales and 4 in administrative functions in the Americas. The termination benefits include severance payments and benefits. All workforce reductions associated with this charge were made on or before September 30, 2004. A summary of the restructuring charge included in accrued expenses at December 31, 2004 is as follows (in thousands):

         Initial reserve             $      681

         Paid                              (476)
                                     -----------
         Balance                     $      205
                                     ===========

Of the remaining balance, $47,000 will be paid quarterly from the fourth quarter of 2005 through the third quarter of 2006. The balance of $17,000 will be paid in the fourth quarter of 2006.

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

We currently operate in the Americas and Europe. On June 1, 2004, we began to operate in Asia. The geographic distribution of our revenues and long-lived assets are as follows (in thousands):

                                             Three months ended December 31,  Nine months ended December 31,
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
         Revenues:
             Americas                         $     5,816     $     3,275     $    15,586     $    10,489
             Europe                                 1,263           1,615           3,269           2,646
             Asia                                     123              --             314              --
                                              ------------    ------------    ------------    ------------
                Total revenues                $     7,202     $     4,890     $    19,168     $    13,135
                                              ============    ============    ============    ============

                                                              December 31,      March 31,
                                                                  2004            2004
                                                              ------------    ------------
          Long-lived assets:
             Americas                                         $    52,797     $    40,783
             Europe                                                    26              30
                                                              ------------    ------------
                Total identifiable assets                     $    52,823     $    40,813
                                                              ============    ============

In the three months ended December 31, 2004, revenues from three customers represents 2%, 3% and 1%, respectively, of total revenues. In the nine months ended December 31, 2004, revenues from these three customers represents 4%, 3% and 4% of total revenues, and accounts receivable balances at December 31, 2004 from these customers represent 10%, 0% and 3%, respectively, of total accounts receivable.

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

A summary of the revenues and operating income (loss) and identifiable assets attributable to each of these business units are as follows (in thousands):

                                                      Three months ended                  Nine months ended
                                                          December 31,                       December 31,
                                                    2004               2003             2004              2003
                                                -------------     -------------     -------------     -------------
     Revenues:
          Retail Management Solutions           $      2,655      $      4,602      $      7,683      $     12,071
          Store Solutions                              3,318               288             7,395             1,064
          Multi-channel Retail                         1,229                --             4,090                --
                                                -------------     -------------     -------------     -------------
              Total revenues                    $      7,202      $      4,890      $     19,168      $     13,135
                                                =============     =============     =============     =============

     Operating income (loss):
          Retail Management Solutions           $       (670)     $        300      $     (2,736)     $        (75)
          Store Solutions                                 15              (299)             (812)             (938)
          Multi-channel Retail                          (610)               --            (1,331)               --
          Other (see below)                           (1,025)             (613)           (4,202)           (2,328)
                                                -------------     -------------     -------------     -------------
              Total operating income (loss)     $     (2,290)     $       (612)     $     (9,081)     $     (3,341)
                                                =============     =============     =============     =============

     Other operating loss:
          Depreciation                          $         (4)     $         (4)     $        (13)     $        (29)
          Administrative costs and other
             non-allocated expenses                   (1,021)             (609)           (4,189)           (2,300)
                                                -------------     -------------     -------------     -------------
              Total other operating loss        $     (1,025)     $       (613)     $     (4,202)     $     (2,328)
                                                =============     =============     =============     =============

                                                 December 31,       March 31,
                                                    2004              2004
                                                -------------     -------------

     Identifiable assets:
          Retail Management Solutions           $     30,918      $     32,757
          Store Solutions                             20,010             3,790
          Multi-channel Retail                         9,687            10,093
                                                -------------     -------------
              Total identifiable assets         $     60,615      $     46,640
                                                =============     =============

     Goodwill, net:
          Retail Management Solutions           $     13,903      $     13,903
          Store Solutions                             12,224               892
          Multi-channel Retail Solutions               5,812             5,812
                                                -------------     -------------
              Total goodwill, net               $     31,939      $     20,607
                                                =============     =============

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

During the nine months ended December 31, 2004, the Store Solutions business unit acquired $11.3 million goodwill in connection with the acquisition of RTI. There are no changes in goodwill of the Retail Management Solutions and Multi-channel Retail Solutions business units.

In addition, during the three months and nine month ended December 31, 2004, we recorded restructuring charges in the amount of $82,000 in Store Solutions, $10,000 in Retail Management, $5,000 in Multi-channel Retail and $584,000 in corporate business units (see Note 13). There were no restructuring charges recorded in the three and nine months ended December 31, 2003.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Effective April 1, 2004, we entered into an agreement with Newco PTY, a company owned by QQQ ("Newco"). We previously purchased capitalized software from, QQQ, a company affiliated with the former management of our Australian Subsidiary, which was sold in the third quarter of fiscal 2002. Under this agreement, we granted Newco a three year option to purchase the OnePointe product line of our Store Solutions business unit ("OnePointe") for the existing book value at the time of the option exercise. After three years, the agreement automatically renews, but either party may terminate this agreement with one month's written notice. Until the option is exercised, the profit and losses of Newco shall be split as follows: For profit, 50%/50% for the twelve months ended March 31, 2005, 60%/40% (Newco/Island Pacific) for the twelve months ended March 31, 2006 and 70%/30% (Newco/Island Pacific) for the twelve months ended April 1, 2007. Newco may exercise its option at anytime with thirty day written notice. We shall bear all losses of Newco until September 30, 2004 and then split any further losses 50%/50% for the six months to March 31, 2005, 60%/40% (Newco/Island Pacific) for the twelve months ended March 31, 2005 and 70%/30% (Newco PTY/Island Pacific) for the twelve months ended April 1, 2007. At September 30, 2004, we have incurred Newco's total losses of $56,000. No additional losses have been incurred during the three months ended December 31, 2004. As of December 31, 2004, the book value of OnePointe was approximately $2.2 million.

In the third quarter of fiscal 2002 we sold certain assets of our Australian subsidiary to the former management of such subsidiary, and ceased Australian operations. Such sale was, however, subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to an entity affiliated with the former management, and actively pursued the collection of receivables. If the sale proceeds plus collections on receivables had been insufficient to discharge the indebtedness to National Australia Bank, we might have been required to pay the deficiency under our guarantee to the bank. At March 31, 2004 we accrued $187,000 as the maximum amount of our potential exposure. In June 2004, we settled this obligation by paying $69,000 to the bank. As a result, the $118,000 accrual in excess of settlement amount was written off to the consolidated statement of operations as other income in the quarter ended June 30, 2004.

On May 15, 2002, Debora Hintz, an employee who was out on disability/worker's compensation leave, filed a claim with the California Labor Commissioner seeking $41,000 in alleged unpaid commissions. On or about December of 2002, Ms. Hintz filed a discrimination claim against us with the Department of Fair Employment and Housing, alleging harassment and sexual orientation discrimination. We responded appropriately to both the wage claim and the discrimination allegations, both of which we believe lack merit based on present information. On December 1, 2003, the Department of Fair Housing and Employment closed the case on the basis of no probable cause to prove violation of statue, and gave notice of right to sue. In January 2004, we terminated Ms. Hintz's employment with us and, as a result, her medical insurance was terminated. On February 12, 2004, Ms. Hintz filed a petition for violation of Labor Code Section 132(a) before the Workers' Compensation Appeals Board of the State of California. A mandatory settlement conference in this matter is scheduled for April 14, 2005. We have initiated settlement discussions with Ms. Hintz but at this time management cannot predict the outcome of the discussion or any liability.

On November 22, 2002, we and Sabica Ventures, Inc. ("Sabica," our wholly-owned subsidiary), were sued in a matter entitled Stemley vs. Shea Homes, Inc. et. al. in San Diego Superior Court Case No. GIC 787680, as Pacific Cabinets. The case dealt with alleged construction defects. Pacific Cabinets was dismissed from the litigation for a waiver of fees and costs. At this time, neither we nor Pacific Cabinets are parties to this action. Because no significant discovery was done, it is not possible at this time to provide an evaluation of potential exposure, though it appears highly unlikely that Pacific Cabinets or we will be brought back into this suit.

On April 2, 2004, we filed a federal court action in the Southern District of California against 5R Online, Inc. ("5R Online"), John Frabasile, Randy Pagnotta, our former officers, and Terry Buckley for fraud, breach of fiduciary duty, breach of contract, and unfair business practice arising from their evaluation of, recommendation for, and ultimately involvement in a development arrangement between us and 5R Online. Pursuant to the development agreement entered into in June 2003 and upon reliance of the representations of the individual defendants that product development was progressing, we paid and expensed $640,000 in development payments in the fiscal year ended March 31, 2004 but received no product. The amount in controversy is the $640,000 development payments as well as a claim for punitive damages. Defendants Pagnotta and Buckley have counterclaimed against defendant Frabasile, who has moved to dismiss in light of a parallel action pending in Canada. Frabasile's and 5R Online, Inc.'s response to our complaint was due on August 9, 2004. A settlement was entered, which was conditioned upon payment by the defendants of a first installment of $50,000. The defendants failed to pay the first installment and the litigation is therefore proceeding.

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

On November 30, 2004, MPB Contractors, Inc. ("MPB") filed a lawsuit against our subsidiary, IPI Acquisition, Inc., a Delaware corporation (now known as Page Digital Incorporated) as successor in interest to Page Digital Incorporated, a Colorado corporation ("Page"), in the District Court in the County of Arapahoe, in the State of Colorado. The lawsuit alleges that Page breached the contract between Page and MPB dated on or about December 1, 2000, pursuant to which MPB provided tenant finish services to Page at 6450 South Revere Parkway, Englewood, Colorado, by failing to pay $86,793.00 due under such contract. The response was due on December 20, 2004. The Company has demanded that Lawrence Page and David Joseph indemnify the Company in this matter based on the obligations in the Agreement of Merger and Plan of Reorganization by and among the Company, Page and IPI Acquisition, Inc. dated November 20, 2003. Lawrence Page and David Joseph have agreed to defend and indemnify the Company. An answer to the compliant and counterclaim was filed by counsel to Mr. Page. MPB filed a reply to the counter-claim denying certain allegations and asserting certain affirmative defenses on January 10, 2005.

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

NOTE 16 - RELATED-PARTY TRANSACTIONS

Included in other receivables at December 31, 2004 and March 31, 2004 are amounts due from our employees in the amount of $14,000 and $37,000, respectively.

In connection with the Page Digital acquisition, we assumed a three-party lease agreement for our Colorado offices between CAH Investments, LLC ("CAH"), wholly owned by the spouse of one of our directors' and former executive officer, Larry Page, and Southfield Crestone, LLC, whereby Page Digital agreed to lease offices for ten years expiring on December 31, 2013. CAH and Southfield Crestone LLC are equal owners of the leased property. Rent expense related to this lease is $200,000 and $0 for the three months ended December 31, 2004 and 2003, respectively, and $600,000 and $0 for the nine months ended December 31, 2004 and 2003, respectively. A security deposit of $170,000 relating to this lease is included in other long-term assets at December 31, 2004 and March 31, 2004.

We retained our former CEO and Chairman of the Board, Barry Schechter, to provide consulting services starting August 2003. For three months ended December 31, 2004 and 2003, the expense for this service was $108,000 and $113,000, respectively. For the nine months ended December 31, 2004 and 2003, the expense for this service was $327,000 and $187,000, respectively. We terminated our consulting arrangement with Mr. Schechter effective as of January 1, 2005 (see Note 18 - Subsequent Events below).

In fiscal 2004, we retained an entity owned by an immediate family member of our former CEO and Chairman, Harvey Braun, to provide recruiting and marketing services. For the three months ended December 31, 2004 and 2003, the expense for this service was $0 and $10,000, respectively. For the nine months ended December 31, 2004 and 2003, the expense for this service was $0 and $118,000, respectively.

In May 2004, Mr. Braun resigned from his position as Chief Executive Officer. Subsequent to September 30, 2004, we entered into a severance and separation agreement with Mr. Braun. Pursuant to this agreement, we agreed to pay Mr. Braun a total of $192,000 with $96,000 payable on October 28, 2004 and the remaining $96,000 payable on November 28, 2004. In addition, Mr. Braun agreed to forfeit an option for 500,000 shares. We accrued a severance payment of $192,000 in the six months ended September 30, 2004 and included it in accrued expenses at September 30, 2004. As of December 31, 2004, the outstanding balance is $0.

Effective as of July 14, 2004, Steven Beck resigned from our board of directors and effective July 29, 2004, Mr. Beck resigned from his position as executive officer. On July 29, 2004, we entered into an agreement to pay Mr. Beck $325,000, including $30,000 of vacation accrual balance, with $109,000 payable on July 29, 2004 and the balance payable in four monthly installments of $54,000 commencing on August 15, 2004. We accrued a restructuring charge of $295,000 in the three and six months ended September 30, 2004. As of December 31, 2004, the outstanding balance is $0.

NOTE 17 - RESTATEMENT OF FINANCIAL STATEMENTS

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

We filed the following revised filings on November 16, 2004: 10-K/A for the fiscal year ended March 31, 2004; and a 10-Q/A for fiscal quarters ended September 30, 2002, December 31, 2002, June 30, 2003, September 30, 2003,
December 31, 2003 and June 30, 2004.

We determined that prior presentation the financial statements as discussed above needed to be restated for the following items, where applicable:

         1. Reversal of revenue recognized on a one-time sale of software technology rights;
         2. Presentation of net sales and cost of sales as product and services revenues and corresponding costs of revenues;
         3. Reversal of a purchase of software technology and related amortization;
         4. Accrual of a royalty liability pursuant to the purchase agreement of software technology;
         5. Capitalization and amortization of the beneficial conversion charges related to the March '03, April '03, May '03 and March '04 convertible debentures;
         6. Recognition and amortization of debt discount on the March '03, April '03, May '03 and Toys "R" Us, Inc. convertible debt as interest expense;
         7. Capitalization of legal fees related to the acquisition of Page Digital and RTI;
         8. Reclassify amortization of software technology to cost of product revenue;
         9. Record fair value of RTI's stock options assumed at acquisition;
         10. Reclassificiation of impairment of prepaid development expense from other expense to selling, general and administrative expense; and
         11. Reclassification of a gain on debt forgiveness from extraordinary item to other income.

NOTE 18 - SUBSEQUENT EVENTS

Ran Furman resigned from the position of Chief Financial Officer effective January 10, 2005. We entered into a separation agreement dated January 7, 2005 to pay Mr. Furman $50,000 in severance over the next four months and $5,059 of accrued vacation. Corinne Bertrand replaced Mr. Furman as our Chief Financial Officer effective January 10, 2005.

On February 8, 2005, we filed 10-Q/As amending our quarterly reports for the quarters ended September 30, 2002, December 31, 2002, June 30, 2003 and September 30, 2003. On February 10, 2005, we filed 10-Q/As amending our quarterly reports for the quarters ended June 30, 2004 and September 30, 2004. The foregoing amendments did not include any additional adjustments to our financial statements; they included additional information and revised the officers' certifications to be consistent with the current forms required by the SEC.

On January 5, 2005, we entered into Amendment No. 2 (the "Amendment") to the Retail Pro Software License Agreement dated December 6, 2002 between Intuit Inc. and Retail Technologies International, Inc. ("RTI") (the "License Agreement"), which we were assigned and assumed in connection with its acquisition of RTI.

Pursuant to the License Agreement, certain license rights were to expire on December 6, 2005 and December 6, 2006. The Amendment extends the term of those license rights as follows: (1) the definition of Existing RTI Customer was amended to include any person or entity that purchases or licenses Retail Pro Software from the effective date of the License Agreement through December 31, 2006; the previous definition only applied to customers through December 31, 2005, (2) our license to use the source code for the Retail Pro Software for support and development purposes was extended one year to December 6, 2007, (3) our license to the object code for the Retail Pro Software, which provides us the right to resell the Retail Pro Software, was extended one year to December 6, 2006, and (4) our license to use and distribute upgrades and updates to the Retail Pro Software developed for or by us was extended one year to December 6, 2007.

Effective January 1, 2005, we terminated our consulting arrangement with Barry Schechter, our former CEO and Chairman. In connection with the termination of this arrangement, we agreed to continue to provide certain services and benefits to Mr. Schechter, including permitting him to continue to use office space in our La Jolla office and certain of our computer and telecommunications equipment and furniture and providing certain healthcare benefits, for a period of six months. Mr. Schechter agreed to continue to be available to our board to advise them regarding historical information about the company or provide further services going forward.

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

As the vast majority of our revenues are derived from the retail industry, we are heavily dependent on the financial strength of retailers and their capital budgets. Deterioration in the health of retailers, a reduction in their capital budget or a decision to delay the purchase of new systems have a direct impact on our business. Our sales cycles are long, generally three to twelve months, and our ability to close a pipeline of potential transaction is very unpredictable. As such, management believes that license revenue and growth in license revenue are the best indicator of the Company's business as they signify either new customers or an expansion of licenses of existing customers. While there's generally a time lag between a sale of a new license and when we provide services and support, an increase in license revenue will generally lead to an increase in services and support revenues in future quarters.

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

         o On August 27, 2004 we increased the number of shares of common stock we are authorized to issue to 250 million shares.

         o In November 2004, we completed the restatements and made the following revised filings: 10-K/A for the fiscal year ended March 31, 2004 and 10-Q/A for the fiscal quarter ended September 30, 2002, December 31, 2002, June 30, 2003,
                  September 30, 2003, December 31, 2003 and June 30, 2004.

         o Ran Furman resigned from the position of Chief Financial Officer in January 2005. The company entered into a separation agreement with Mr. Furman dated January 7, 2005. Corinne Bertrand replaced Mr. Furman as our CFO on January 10, 2005.

         o On February 8, 2005 and February 10, 2005, we filed 10-Q/As amending our quarterly reports for the quarters ended September 30, 2002, December 31, 2002, June 30, 2003,
                  September 30, 2003, June 30, 2004 and September 30, 2004. The foregoing amendments did not include any additional adjustments to our financial statements; they included additional information and revised the officers' certifications to be consistent with the current forms required by the SEC.

         o On January 5, 2005, we entered into Amendment No. 2 (the "Amendment") to the Retail Pro Software License Agreement dated December 6, 2002 between Intuit Inc. and Retail Technologies International, Inc. ("RTI") (the "License Agreement"), which we were assigned and assumed in connection with its acquisition of RTI. Pursuant to the Amendment, we extended certain of our license rights under the License Agreement.

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

Pursuant to the Amended Merger Agreement, the Merger was completed with the following terms: (i) we assumed RTI's obligations under those certain promissory notes issued by RTI on December 20, 2002 with an aggregate principal balance of $2.3 million; (ii) the total consideration paid at the closing of the Merger was $11.6 million paid in shares of our common stock with fair value of $1.2 million, newly designated Series B Preferred with fair value of $5.7 million, promissory notes totaling $3.6 million, assumption of stock options with fair value of $1.0 million and acquisition costs of $110,000; (iii) the Shareholders and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to the Registration Rights Agreement dated June 1, 2004 between us, the Shareholders and Intuit; and (iv) the Merger consisted of two steps, first, Merger Sub merged with and into RTI, Merger Sub's separate corporate existence ceased and RTI continued as the surviving corporation, immediately thereafter, RTI merged with and into Merger Sub II, RTI's separate corporate existence ceased and Merger Sub II continued as the surviving corporation.

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

The Shareholders and Intuit were also granted registration rights. Under the Registration Rights Agreement, we agreed to register the common stock issuable upon conversion of the Series B Preferred issued to the Shareholders within 30 days of the automatic conversion of the Series B Preferred into common stock. The automatic conversion occurred when we filed the Certificate of Amendment with the Delaware Secretary of State increasing the authorized number of shares of our common stock. The Shareholders and Intuit are entitled to price protection payments of up to a maximum of $0.23 per share payable by promissory note, if and to the extent that the average closing price of our common stock for the 10 days immediately preceding the date the registration statement covering their shares is declared effective by the Securities and Exchange Commission, is less than the 10 day average closing price as of June 1, 2004, which was $0.76. We have not recorded the liability relating to the price protection at the date of acquisition as the contingency is based on future events and cannot yet be determined. We will compute the total liability as soon as it can be determined and recorded as a liability. The total cost of the price protection contingency will be deferred and amortized over the shortest of the remaining useful lives of the assets acquired in the acquisition in accordance with SFAS 141, "Business Combinations."

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We do not expect adoption of SFAS No. 151 to have a material impact, if any, on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. We do not expect adoption of SFAS
No. 152 to have a material impact, if any, on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the international Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We do not expect adoption of SFAS No. 152 to have a material impact, if any, on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS No. 123. "Accounting for Stock-Based Compensation," and APB Opinion 25 "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. We currently disclose stock options granted to employees in accordance with SFAS No. 123 and SFAS 148 and are reported in Note 11 to the financial statements. Commencing in the first quarter of fiscal 2006, we will adopt SFAS No. 123(R) accordingly.


QUARTER ENDED DECEMBER 31, 2004 COMPARED TO QUARTER ENDED DECEMBER 31, 2003

REVENUES

Product revenues increased $1.7 million, or 40%, to $5.9 million in the quarter ended December 31, 2004 from $4.2 million in the quarter ended December 31, 2003, primarily due to the inclusion, in the quarter ended December, 2004, of $2.7 million and $1.0 million of product revenues for RTI and Page Digital, respectively. Excluding RTI and Page Digital product revenues, product revenues decreased $2.0 million to $2.2 million, a 48% decrease, primarily due to $1.4 million decrease in alliance revenue and $0.6 million decrease in incremental licenses. Services revenues increased by $0.7 million, or 97% to $1.4 million in the quarter ended December 31, 2004 from $.7 million in the quarter ended December 31, 2003 primarily due to the inclusion of $0.3 million and $0.3 million of services revenue for Page Digital and RTI, respectively. Excluding Page Digital and RTI services revenues, services revenues increased $0.1 million to $0.8 million, a 14% increase. Total revenues increased $2.3 million, or 47%, to $7.2 million in the quarter ended December 31, 2004 from $4.9 million in the quarter ended December 31, 2003, due primarily to the inclusion of $3.0 million and $1.2 million of RTI and Page Digital revenues recognized in the quarter ended December 31, 2004. Excluding Page Digital and RTI, total revenues decreased $1.9 million to $3.0 million, a 39% decrease, primarily due to the decrease in sale of partner products and incremental licenses.

COST OF REVENUES/GROSS PROFIT

Cost of revenues increased by $1.3 million, or 62%, to $3.3 million in the quarter ended December 31, 2004 from $2.0 million in the quarter ended December 31, 2003. Cost of product revenues increased $1.0 million, or 59%, to $2.6 million in the quarter ended December 31, 2004 from $1.6 million in the quarter ended December 31, 2003. Amortization of capitalized software included in cost of product revenues increased to $0.9 million in the quarter ended December 31, 2004 from $0.6 million in the quarter ended December 31, 2003. Cost of services revenue increased $0.3 million, or 72%, to $0.7 million in the quarter ended December 31, 2004 from $0.4 million in the quarter ended December 31, 2003. Total gross profit increased $1.1 million, or 37%, to $3.9 million in the quarter ended December 31, 2004 from $2.8 million in the quarter ended December 31, 2003, primarily due to the inclusion of $2.2 million and $0.5 million of total gross profit from RTI and Page Digital in the quarter ended December 31, 2004. Excluding RTI and Page Digital, gross profit decreased $1.6 million to $1.2 million, a 57% decrease. Total gross profit margin was 54% and 58% for the quarter ended December 31, 2004 and December 31, 2003, respectively. Excluding

Page Digital and RTI, gross profit margin decreased to 38%. Gross profit margin on products was 56% and 61% for the quarters ended December 31, 2004 and December 31, 2003, respectively. The decrease is due to the reduction of higher margin alliance products offset by the inclusion of Page Digital and RTI product revenues which carry higher profit margins. Excluding Page Digital and RTI, gross profit margin on products decreased to 33% for the quarter ended December 31, 2004 from 39% for the quarter ended December 31, 2003, due primarily to a $2.0 million decrease in product revenues and a $0.2 million increase in amortization of capitalized software. Gross profit margin on services was 44% and 36% for the quarters ended December 31, 2004 and December 31, 2003, respectively. Excluding Page Digital and RTI, gross profit margin increased to 52% as the percentage of modification revenues, which carry higher margins than typical services, as a percentage of total services revenue increased in the quarter ended December 31, 2004 from the quarter ended December 31, 2003.

APPLICATION DEVELOPMENT EXPENSE

Application development expense increased by $1.4 million, or 350%, to $1.8 million in the quarter ended December 31, 2004 from $0.4 million in the quarter ended December 31, 2003. The increase is primarily due to the inclusion of $1.2 million of application development expenses from Page Digital and RTI in the quarter ended December 31, 2004 and larger capitalization in the nine months ended December 31, 2003.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $0.4 million in the quarter ended December 31, 2004 from $0.3 million in the quarter ended December 31, 2003, primarily due to the inclusion of Page Digital and RTI.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased by $1.2 million, or 42%, to $4.0 million in the quarter ended December 31, 2004 from $2.8 million in the quarter ended December 31, 2003, primarily due to the inclusion of $1.7 million of SG&A expenses from Page Digital and RTI that are included in the quarter ended December 31, 2004. Excluding Page Digital and RTI, SG&A expenses decreased to $0.5 million, a 14% decrease, primarily due to reduction in personnel and a focus on cost containment. SG&A expenses as a percent of sales decreased to 55% in the quarter ended December 31, 2004 from 57% in the quarter ended December 31, 2003. We anticipate that SG&A as a percentage of sales will continue to decrease in the future as we anticipate revenues increasing in the future at a faster rate than the growth in SG&A.

RESTRUCTURING EXPENSES

Restructuring expenses were $0.03 million and $0 in the three months ended December 31, 2004 and December 31, 2003, respectively. Restructuring expenses were $0.7 million and $0 in the nine months ended December 31, 2004 and December 31, 2003, respectively. The restructuring expenses are a result of our cost containment measures and relate to one-time termination costs consisting of severance payments and benefits related to workforce reduction of nine full time employees. As of December 31, 2004, $0.5 million has been paid with the balance to be paid through the fourth quarter of 2006.

OPERATING LOSS

Operating loss which included depreciation and amortization expense, was $2.3 million for the quarter ended December 31, 2004, compared to an operating loss of $0.6 million for the quarter ended December 31, 2003, as the $1.0 million increase in gross profit, due primarily to the increase in sales from RTI and Page Digital, partially offset the $2.7 million increase in total expenses.

INTEREST EXPENSE

Interest expense increased by $1.0 million, or 100%, to $1.0 million in the quarter ended December 31, 2004 from $0.0 million in the quarter ended December 31, 2003. Interest expense in the quarter ended December 31, 2004 was comprised primarily of $0.2 million financing costs and amortization of debt discount on the Laurus Note, $0.1 million financing costs and amortization of debt discounts on the Midsummer Debenture, as well as $0.2 million interest expense on the Laurus Note, the March '04 Debentures and notes due to the former RTI note holders, and $0.5 million due to revalue of outstanding warrants for Midsummer, Omicron, Crestview, Islandia, and MBSJ to $0.37. Interest expense in the quarter ended December 31, 2003 was zero due to no interest-bearing debts outstanding in the quarter.

PROVISION FOR INCOME TAXES

Provision for income taxes for the quarters ended December 31, 2004 and 2003 are $0 and $19,000, respectively.

CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding Series A Preferred attributable to the quarter ended December 31, 2004 and December 31, 2003 were $0.3 million and $.2 million, respectively.

NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2003

REVENUES

Product revenues increased $6.0 million, or 65%, to $15.3 million in the nine months ended December 31, 2004 from $9.2 million in the nine months ended December 31, 2003, primarily due to the inclusion, in the nine months ended December 31, 2004, of $5.7 million and $2.7 million of product revenues for RTI and Page Digital, respectively. Excluding RTI and Page Digital product revenues, product revenues decreased $2.3 million to $6.9 million, a 25% decrease. Services revenues did not change year over year as we reported $3.9 million in the nine months ended December 31, 2004 compared to $3.9 million in the nine months ended December 31, 2003 primarily due to a decrease to $1.5 million from Toys R Us., Inc. "(Toys"), a $0.4 million decrease in services revenues, offset by the inclusion of $1.4 million of Page Digital and $0.5 million of RTI services revenues. Toys revenue in fiscal 2004 consisted primarily of implementation services. Toys had been a major customer since fiscal 2000 and terminated its Development Agreement with us dated May 29, 2002 (the "Development Agreement") in third quarter of fiscal 2004. As we do not anticipate additional material revenue from Toys in the near future, the loss of Toys will have a significant impact on future revenues exclusive of Page Digital and RTI revenues as we attempt to replace those revenues with revenues generated from new customers. Total revenues increased $6.0 million, or 46%, to $19.1 million in the nine months ended December 31, 2004 from $13.1 million in the nine months ended December 31, 2003, due primarily to the inclusion of $6.2 million and $4.0 million of RTI and Page Digital revenues recognized in the nine months ended December 31, 2004, offset by a decrease of $1.5 million for Toys, decrease of $1.6 million in incremental licenses, decrease of $0.4 million in software licenses, and decrease of $0.6 million in professional services. Excluding Page Digital and RTI, total revenues decreased $4.2 million to $8.9 million, a 32% decrease.

COST OF REVENUES/GROSS PROFIT

Cost of revenues increased by $3.1 million, or 53%, to $9.1 million in the nine months ended December 31, 2004 from $6.0 million in the nine months ended December 31, 2003. Cost of product revenues increased $2.9 million, or 72%, to $6.9 million in the nine months ended December 31, 2004 from $4.0 million in the nine months ended December 31, 2003. Amortization of capitalized software included in cost of product revenues increased to $2.7 million in the nine months ended December 31, 2004 from $1.9 million in the nine months ended December 31, 2003. Cost of services revenue increased $0.3 million, or 13%, to $2.2 million in the nine months ended December 31, 2004 from $1.9 million in the nine months ended December 31, 2003. Total gross profit increased $2.8 million, or 40%, to $10.0 million in the nine months ended December 31, 2004 from $7.2 million in the nine months ended December 31, 2003, primarily due to the inclusion of $4.8 million and $1.5 million of total gross profit from RTI and Page Digital in the nine months ended December 31, 2004. Excluding RTI and Page Digital, gross profit decreased $3.5 million to $3.7 million, a 49% decrease. Total gross profit margin decreased to 52% for the nine months ended December 31, 2004 compared to 55% for the nine months ended December 31, 2003. Excluding Page Digital and RTI, gross profit margin decreased to 41%. Gross profit margin on products was 55% and 56% for the nine months ended December 31, 2004 and December 31, 2003, respectively. Excluding Page Digital and RTI, gross profit margin on products decreased to 39%, due primarily to a $2.3 million decrease in product revenues and a $0.5 million increase in amortization of capitalized software. Gross profit margin on services was 44% and 51% for the nine months ended December 31, 2004 and December 31, 2003, respectively. Excluding Page Digital and RTI, gross profit margin on services remained the same year over year at 51%.

APPLICATION DEVELOPMENT EXPENSE

Application development expense increased by $3.7 million, or 344%, to $4.8 million in the nine months ended December 31, 2004 from $1.1 million in the nine months ended December 31, 2003. The increase is primarily related to the capitalization of $3.0 million development for new products in the nine months ended December 31, 2003.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $0.5 million, or 58%, to $1.3 million in the nine months ended December 31, 2004 from $0.8 million in the nine months ended December 31, 2003, primarily due to an increase of $0.6 million from Page Digital and RTI for the nine months ended December 31, 2004, offset by $0.1 million of decrease in amortization of a fully amortized asset.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses increased by $3.7 million, or 43%, to $12.3 million in the nine months ended December 31, 2004 from $8.6 million in the nine months ended December 31, 2003, primarily due to the inclusion of $5.0 million of SG&A expenses from Page Digital and RTI that are included in the nine months ended December 31, 2004. Excluding Page Digital and RTI, SG&A expenses decreased to $1.4 million, a 16% decrease, primarily due to reduction in personnel and a focus on cost containment. SG&A expenses as a percent of sales decreased to 64% in the nine months ended December 31, 2004 from 66% in the nine months ended December 31, 2003. We anticipate that SG&A as a percentage of sales will continue to decrease in the future as we anticipate revenues increasing in the future at a faster rate than the growth in SG&A.

RESTRUCTURING EXPENSES

Restructuring expenses were $0.7 million and $0 in the nine months ended December 31, 2004 and December 31, 2003, respectively. The restructuring expenses are a result of our cost containment measures and relate to one-time termination costs consisting of severance payments and benefits related to workforce reduction of nine full time employees. As of December 31, 2004, $0.5 million has been paid with the balance to be paid through the fourth quarter of 2006.

OPERATING LOSS

Operating loss, which included depreciation and amortization expense, was $9.1 million for the nine months ended December 31, 2004, compared to an operating loss of $3.3 million for the nine months ended December 31, 2003, as the $2.8 million increase in gross profit, due primarily to the increase in sales from RTI and Page Digital, was more than offset by the $8.6 million increase in total expenses.

INTEREST EXPENSE

Interest expense increased by $1.5 million, or 87%, to $3.3 million in the nine months ended December 31, 2004 from $1.8 million in the nine months ended December 31, 2003. Interest expense in the nine months ended December 31, 2004 was comprised primarily of $1.9 million financing costs and amortization of debt discount on the Laurus Note and the March '04 Debentures, $0.8 million due to revalue of outstanding warrants for Midsummer, Omicron, Crestview, Islandia and MBSJ to $0.37, as well as $0.5 million interest expense on the Laurus Note, the March '04 Debentures and notes due to the former RTI note holders. Interest expense in the nine months ended December 31, 2003 was comprised primarily of $1.6 million amortization and $0.2 million of debt discount and interest expense, respectively, on the March '04 convertible debentures.

PROVISION FOR INCOME TAXES

Provision for income tax was $6,000 for the nine months ended December 31, 2004. In the nine months ended December 31, 2003, the provision for income taxes represents $0.6 million income tax refund and $0.1 million provision for state income taxes. The income tax refund of $0.6 million at December 31, 2003 results from amending prior years' income tax returns to carry back net operating losses incurred in the past two years.

CUMULATIVE PREFERRED DIVIDENDS

Cumulative dividends on the outstanding Series A Preferred attributable to the nine months ended December 31, 2004 and December 31, 2003 were $0.9 million and $0.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the nine months ended December 31, 2004, we financed our operations using cash on hand and proceeds from the sale of convertible debt. At December 31, 2004 and March 31, 2004, we had cash of $1.1 million and $2.1 million, respectively.

Operating activities used cash of $4.1 million in the nine months ended December 31, 2004 and $5.4 million in the nine months ended December 31, 2003. Cash used for operating activities in the nine months ended December 31, 2004 resulted from $12.2 million net loss and $2.0 million decrease in accounts payable and accrued expenses which were offset in part by $4.0 million of non-cash depreciation and amortization, $0.9 million on stock based compensation, $3.3 million increase in deferred revenue, $0.3 million decrease in other assets and $1.1 million amortization of debt discount and conversion option.

Investing activities provided cash of $0.1 million in the nine months ended December 31, 2004 and used cash of $3.3 million in the nine months ended December 31, 2003. Cash provided by investing activities in the nine months ended December 31, 2004 resulted primarily from $0.6 million proceeds from the acquisition of RTI, offset by $0.4 million of capitalized software development costs. Cash used by investing activities in the nine months ended December 31, 2003 resulted primarily from $3.0 million of capitalized software development costs and $0.3 million purchase of furniture and equipment.

Financing activities provided cash of $3.0 million and $12.5 million in the nine months ended December 31, 2004 and 2003, respectively. Cash provided by financing activities in the nine months ended December 31, 2004 resulted primarily from the proceeds of a $7.0 million note payable, offset by $3.5 million payment on convertible debentures. Cash provided by financing activities in the nine months ended December 31, 2003 resulted primarily from net proceeds of $11.9 million from the sale of common stock and $0.7 million from the issuance of convertible debentures.

Accounts receivable increased to $6.1 million at December 31, 2004 from $4.6 million at March 31, 2004. The increase is primarily due to the inclusion of RTI accounts receivable at March 31, 2004, offset by decrease in unbilled accounts receivable.

We believe that our cash and cash equivalent and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. Our future capital requirements depend on many factors, including our application development, sales and marketing activities. In addition, we have incurred losses for the last three fiscal years and we had a negative working capital at December 31, 2004. In the next twelve months, we anticipate raising additional capital through public or private equity or debt financings. In the long-term, we anticipate that cash from operations will be sufficient to provide liquidity for our normal operating requirements. As such, we do not know whether additional financing will be available when needed, or available on terms acceptable to us. We may raise capital through public or private equity or debt financings. If we are unable to raise the needed funds, we may be forced to curtail some or all of our activities and we may not be able to grow.

INDEBTEDNESS

NATIONAL AUSTRALIA BANK LIMITED

We decided in the third quarter of fiscal 2002 to sell certain assets of the Australian subsidiary to the former management of such subsidiary, and then cease Australian operations. The sale was subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to an entity affiliated with former management, and actively pursued the collection of receivables. If the sale proceeds plus collections on receivables were insufficient to discharge the indebtedness to National Australia Bank, we could have been called upon to pay the deficiency under our guarantee to the bank. We accrued $187,000 as the maximum amount of our potential exposure as of March 31, 2004. In June 2004, we settled this obligation by paying $69,000 to the bank. As a result, the $118,000 accrual in excess of settlement amount was written off to the consolidated statement of operations as other income in the nine months ended December 31, 2004.

OMICRON/MIDSUMMER

On March 15, 2004, we sold Omicron Master Trust ("Omicron") and Midsummer Investment, Ltd. ("Midsummer") convertible debentures (the "March 2004 Debentures") for an aggregate price of $3.0 million pursuant to a securities purchase agreement (the "March 2004 Debenture Purchase Agreement"). The March 2004 Debentures bear interest at a rate of 9% per annum, and provide for interest only payments on a quarterly basis, payable, at our option, in cash or shares of our common stock. The March 2004 Debentures mature on May 15, 2006. The March 2004 Debentures were initially convertible into shares of our common stock at a conversion price of $1.32 per share, subject to adjustment, if we offer or sell any securities for an effective per share price that is less than 87% of the then current conversion price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections.

We also issued Omicron and Midsummer two warrants each as follows: (i) Series A Warrants to purchase up to an aggregate of 1,043,479 shares of our common stock at an exercise price of $1.15 per share with a five-year term, exercisable at anytime after September 16, 2004, subject to adjustment if we offer or sell any securities for an effective per share price that is less than the then current exercise price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004 or trigger other customary anti-dilution protections and (ii) Series B Warrants to purchase up to an aggregate of 8,500,000 shares of our common stock with an exercise price of $5 per share, subject to adjustment upon the issuance or sale of securities in a public offering for an effective per share price that is less than the then-current exercise price and upon the trigger of other customary anti-dilution protections. The Series B Warrants are immediately exercisable and expire on the earlier of the six-month anniversary of the effective date of the registration statement covering the shares underlying the warrant or 18 months from March 15, 2004.

In July 2004, with the proceeds from the sale of the Laurus Note, we paid Omicron $1.75 million, the full amount due under its March 2004 Debenture, plus $0.2 million in accrued interest, liquidated damages pursuant to the Omicron/Midsummer Registration Rights Agreement (described below) and prepayment penalties. In accordance with generally accepted accounting principles, the difference between the original conversion price of $1.32 and our stock price on the date Omicron's March 2004 Debenture was issued amounted to $155,000 and was being amortized over the term of the debt. A total of $21,000 had been amortized during the period from the date of issuance to the date the debt was repaid. Upon repayment of the debt, the remaining balance of $134,000 was expensed.

In July 2004, we issued 600,000 shares of our common stock, which we valued at $240,000, to Midsummer as payments for liquidated damages due under the Omicron/Midsummer Registration Rights Agreement (described below) and as partial consideration for Midsummer consenting to our issuance of the Laurus Note. We also amended Midsummer's March 2004 Debenture in exchange for its consent to the transaction with Laurus. Pursuant to Amendment No. 1 to the 9% Debenture Due May 15, 2006 Issued to Midsummer Investments, Ltd. And Waiver, the terms of Midsummer's March 2004 Debenture were amended as follows: (i) the prepayment penalty was eliminated, (ii) the conversion price was reduced to $0.56 per share, (iii) interest payments are due on a monthly, rather than quarterly, basis, (iv) the commencement of monthly redemption payments was accelerated to September 1, 2004 and (v) the monthly redemption payments were revised such that payments of $50,000 are due monthly commencing September 1, 2004 and increase to $62,500 starting February 1, 2005. In connection with the issuance of the Laurus Note, the exercise price of the Series A Warrants held by both Omicron and Midsummer was reduced to $0.56 per share. During the months of October, November and December 2004 132,433, 169,340 and 188,998 shares of common stock were issued, respectively, valued at $50,000, $58,905 and $58,533, respectively, for payment of principal and interest. Computation of number of shares is in accordance with agreement and share price is based upon the 20 day average VWAP less 20% discount. Management considers this to be the fair value of the shares of common stock issued.

We entered into a registration rights agreement with Omicron and Midsummer dated March 15, 2004 (the "Omicron/Midsummer Registration Rights Agreement"), pursuant to which we were required to file a registration statement respecting the common stock issuable upon the conversion of the March 2004 Debentures and exercise of the warrants within 30 days after March 15, 2004, and to use best efforts to have the registration statement declared effective at the earliest date but in no event later than 90 days after March 15, 2004 (or 120 days in the event of full review). If we fail to file a registration statement within such 30 day period or have it declared effective within such 90 day period (or 120 day period in the event of a full review), we are obligated to pay liquidated damages to Omicron and Midsummer equal to 2% per month of each of their initial subscription amounts plus the value of any outstanding warrants. A registration statement on Form S-3 registering the shares issuable upon conversion of Midsummer's March 2004 Debenture and the shares issuable on exercise of both Omicron's and Midsummer's Series A Warrants was filed on August 25, 2004. A registration statement on Form S-3 registering the shares issuable upon exercise of Midsummer's and Omicron's Series B Warrants was filed on September 13, 2004. The registration statements were combined into one registration statement on Form S-3 pursuant to Amendment No. 1 to the Forms S-3 filed on December 2, 2004. Amendment No. 2 to the registration statement was filed on January 25, 2005, but it has not been declared effective as of February 10, 2005. Outstanding liquidated damages totaling $201,000 were paid in July 2004. Additional liquidated damages were waived pursuant to Amendment No. 2 to Midsummer's March 2004 Debenture (as described below). We will accrue liquidated damages beginning February 1, 2005 until the registration statement is declared effective.

On November 30, 2004, we entered into Amendment No. 2 to Midsummer's March 2004 Debenture ("Amendment No. 2"). Pursuant to Amendment No. 2, the terms of Midsummer's March 2004 Debenture were amended as follows: (i) the conversion price for the March 2004 Debenture and the exercise price for the Series A Warrant were reduced to $0.37 per share, (ii) all outstanding accrued and unpaid liquidated damages and all liquidated damages that may accrue through January

31, 2005 were waived, (iii) until the shares are registered, we may make monthly redemption and interest payments in shares of restricted stock valued at 80% of the value weighted average price for the 20 days prior to either the interest payment date or the date the shares are issued, whichever is lower and (iv) the date by which the registration statement covering the shares issuable upon conversion of Midsummer's March 2004 Debenture and the related warrants must be declared effective was extended to January 31, 2005. In addition, we issued Midsummer an additional warrant to purchase 200,000 shares of our common stock with an exercise price of $0.41. We have assessed but not recorded any charge to expense in connection with the issuance of the additional warrant to Midsummer because the impact on the statement of operations is not material.

In accordance with generally accepted accounting principles, the difference between the original conversion price of $1.32 and our stock price on the date of issuance of the Midsummer March 2004 Debenture amounted to $110,000 and was being amortized over the term of the debt. Upon amending the debt, we recomputed the difference between the amended conversion price of $0.56 and our stock price on the date of issuance. We recorded an additional maximum charge of $785,000 and will amortize it over the remaining term of the debt. We had amortized $115,000 and $243,000 in the three and nine months ended December 31, 2004. No additional amounts were recorded for the second amendment of the Midsummer's March 2004 Debenture as maximum amounts were recorded in the first amendment.

For a period of 180 days following the date the registration statement covering the shares issuable upon conversion of the March 2004 Debentures and related warrants is declared effective (the "Omicron/Midsummer Registration Effective Date"), both Omicron and Midsummer have the right, in their sole discretion, to elect to purchase their pro rata portion of additional March 2004 Debentures and Series A Warrants for an aggregate purchase price of up to $2,000,000 in a second closing (the "Second Closing"). The terms of the Second Closing would be identical to the terms set forth in the March 2004 Purchase Agreement and related documents, except that, the conversion price for the additional debentures and the exercise price for the additional warrants shall be equal to 115% of the average of the daily volume weighted average price of our common stock on the American Stock Exchange for the 10 days preceding the Second Closing ("Second Closing Price"). The Series A Warrant coverage for the Second Closing shall be 40% of each Purchaser's subscription amount divided by the Second Closing Price.

For a period of 180 days following the Omicron/Midsummer Registration Effective Date, if the daily volume weighted average price of our common stock for 15 consecutive trading days exceeds the then current conversion price by more than 200%, subject to adjustment, we may, on one occasion, in our sole determination, require Omicron and Midsummer to purchase each of their pro rata portion of additional debentures and Series A Warrants for an aggregate purchase price of up to $2,000,000. Any such additional investment shall be under the terms set forth in the March 2004 Purchase Agreement and related documents, except that, the conversion price for the additional debentures and the exercise price for the additional warrants shall be equal to the then current conversion price and warrant exercise price for the March 2004 Debenture and Series A Warrants.

For a period of 6 months from the Omicron/Midsummer Registration Effective Date, Omicron and Midsummer have a right of first refusal to participate in certain future financings by us involving the sale of our common stock or equivalent securities.

We allocated the proceeds received from convertible debt with detachable warrants using the relative fair market value of the individual elements at the time of issuance and amortized the change over the term of the debt. The amount allocated to the warrants issued to Omicron was $420,000. A total of $57,000 had been amortized during the period from the issuance to the date the debenture was repaid. Upon repayment of the Omicron Debenture, the remaining balance of $363,000 was expensed.

The amount allocated to the warrants issued to Midsummer was originally $300,000. Upon amending Midsummer's March 2004 Debenture, we recomputed the amount allocated to the warrants and recorded an additional maximum charge of $54,000. The additional charge is being amortized over the remaining term of the debt. We amortized $42,000 and $118,000 in the three and nine months ended December 31, 2004, respectively.

In connection with the sale and subsequent amendments of the convertible notes during the quarters ended September 30, 2004 and December 31, 2004, we adjusted the exercise price of outstanding warrants previously issued to certain investors to $0.56 per share pursuant to the anti-dilution protection provisions. Accordingly, we recorded charges of $366,000 and $417,000 as interest expense in the quarters ended September 30, 2004 and December 31, 2004, respectively.

The outstanding balance of Midsummer Debenture, including accrued interest, is $1.0 million at December 31, 2004.

INTUIT

In connection with the RTI acquisition in June 2004, we issued a promissory note to Intuit for $0.5 million ("Intuit Note"). The Intuit Note is due on June 1, 2006 and is payable in monthly installments of $4,000 from June 1, 2004 through December 1, 2004, increasing to $30,000 from January 1, 2005. The Intuit Note earns interest at a rate of 6.5% per annum. The balance of the Intuit Note including accrued interest is $0.5 million at December 31, 2004.

RTI NOTEHOLDERS

In connection with the RTI acquisition in June 2004, we assumed RTI's obligations on notes payable totaling $1.8 million and issued additional $0.5 million in debt to the holders of these notes. These notes are secured by common stock of our subsidiary IP Retail Technology International, Inc., formerly known as IPI Merger Sub II, Inc. ("IP RTI"). The notes are due on May 31, 2005 and payable in monthly installments in aggregate of $197,000 commencing May 31, 2004. These notes earn interest at a rate of 6.5% per annum. The balance of these notes, including accrued interest, is $1.0 million at December 31, 2004.

TOMCZAK/BOONE

In connection with the RTI acquisition in June 2004, we issued promissory notes to RTI's two principals, Michael Tomczak and Jeffrey Boone, totaling $2.6 million ("Officers Notes"). The Officers Notes are due on June 1, 2006 and payable in monthly installments in aggregate of $20,000 from June 1, 2004 through May 1, 2005, increasing to $200,000 from June 1, 2005. The Officers Notes earn interest at a rate of 6.5% per annum. The balance of the Officers Notes is $2.5 million at December 31, 2004.

LAURUS

On July 12, 2004, we sold and issued a secured convertible term note (the "Laurus Note") to Laurus Master Fund, Ltd. ("Laurus") for gross proceeds of $7.0 million pursuant to a Securities Purchase Agreement. In addition, we issued Laurus a warrant to purchase up to 3,750,000 shares of our common stock at a price of $0.71 per share (the "Laurus Warrant").

The Laurus Note initially matured on September 1, 2004, however, the maturity date was automatically extended to July 12, 2007 (the "Maturity Date") upon our stockholders approving an increase to our authorized common stock from 100 to 250 million shares and our filing an amendment to our certificate of incorporation to effect such change on August 27, 2004. The Laurus Note accrues interest at a rate per annum (the "Interest Rate") equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent. Interest under the Note is payable monthly in arrears and interest payments commenced on August 1, 2004. The Interest Rate is calculated on the last day of each month and is subject to adjustment based on the then-current price of our common stock. The initial conversion price under the Note was $0.56 per share, subject to adjustment upon our issuance of securities at a price below the fixed conversion price, a stock split or combination, declaration of a dividend on our common stock or reclassification of our common stock. We have the option to redeem the Laurus Note by paying Laurus 125% of the principal amount due under the Laurus Note together with all accrued and unpaid interest. Our obligations under the Laurus Note are secured by all of our assets. In addition, all our wholly owned subsidiaries guarantied our obligations under the Laurus Note and we pledged all of our interests in the outstanding stock of our subsidiaries as security for our obligations under the Laurus Note.

The Laurus Warrant is immediately exercisable and has a seven year term. We have the right to require exercise of the Laurus Warrant in whole or in part if: (1) all of our obligations under the Laurus Note have been irrevocably paid in full,
(2) the common stock underlying the Laurus Warrant has been registered on a registration statement declared effective by the SEC, and such registration statement remains effective, and (3) the average closing price of our common stock for the ten (10) trading days immediately prior to the proposed date of the mandatory exercise of the Laurus Warrant is greater than three hundred percent (300%) of the then applicable exercise price.

In August 2004, Laurus agreed to defer the interest payments due under the Laurus Note on August 1, 2004 until the Maturity Date. In October 2004, Laurus agreed to amend the Laurus Note and defer the payments due from September 2004 through February 2005 until the Maturity Date. Pursuant to the amendment, we are required to make monthly payments in the amount of $212,121 commencing on March 1, 2005 with a balloon payment of $1.1 million due in July 2007. In connection with the amendment to the Laurus Note and the related amendment to the Laurus Registration Rights Agreement (as defined below): (1) the conversion price on $2 million of the $7 million Laurus Note was reduced to $0.37, (2) we issued Laurus an additional warrant (the "October '04 Warrant") to purchase 250,000 shares of our common stock at a price of $0.41 per share with the same terms as the Laurus Warrant, and (3) the Effectiveness Date (as defined below) under the Laurus Registration Rights Agreement was extended. We have assessed but not recorded any charge to expense in connection with the issuance of the October '04 Warrant because the impact on the statement of operations is not material.

Pursuant to the registration rights agreement between us and Laurus executed in connection with the sale of the Laurus Note (the "Laurus Registration Rights Agreement"), we were obligated to file a registration statement registering the shares of our common stock issuable upon conversion of the Laurus Note or exercise of the Laurus Warrant or the October '04 Warrant (the "Underlying Shares") within 60 days of July 12, 2004 and have the Registration Statement declared effective by the SEC no later than March 1, 2005. If (1) the Registration Statement is not filed or declared effective within the requisite periods, (2) the Registration Statement ceases to be effective for more than 30 days in any calendar year or any 10 consecutive calendar days, or (3) our common stock is not listed or traded or is suspended from trading for three consecutive trading days, we are required to pay Laurus liquidated damages equal to 2% of original principal balance on the Laurus Note for each 30 day period (with partial periods prorated) that such event continues.

We filed a registration statement for the Underlying Shares on Form S-3 (the "Laurus Registration Statement") on September 13, 2004 and filed amendments to the Form S-3 on December 2, 2004 and January 25, 2005. The Laurus Registration Statement has not yet been declared effective.

In accordance with generally accepted accounting principles, the difference between the original conversion price of $0.56 and our stock price on the date of issuance of the Laurus Note amounted to $281,000 and is being amortized over the term of the Laurus Note. We amortized $23,000 in the three months and $43,000 in the nine months ended December 31, 2004.

We allocated the proceeds received from the Laurus Note with a detachable warrant using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrant was $531,000 and is being amortized as interest expense over the life of the Laurus Note. We amortized $44,000 in the three months and $81,000 in the nine months ended December 31, 2004.

In connection with the amendment to the Laurus Note in October 2004, the difference between the conversion price of $0.37 for the first $2.0 million of the Laurus Note and our stock price on the date of issuance of the Laurus Note amounted to $1.0 million and is being amortized over the remaining term of the Laurus Note. We amortized $62,000 in the three and nine months ended December 31, 2004.

In connection with the amendment to the Laurus Note in October 2004, we allocated the proceeds received from the Laurus Note with a detachable warrant using the relative fair market value of the individual elements at the time of issuance. The amount allocated to the warrant was $24,000 and is being amortized as interest expense over the life of the Laurus Note. We amortized $2,000 in the three and nine months ended December 31, 2004.

The balance of the Laurus Note, including accrued interest, is $7.0 million at December 31, 2004.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations, including purchase commitments at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                   Payment due by period
                                                                   ---------------------
                                                            Less than
Contractual Cash Obligations                   Total          1 year       1-3 years      3-5 years     Thereafter
----------------------------                -----------    -----------    -----------    -----------    -----------
                                                                        (in thousands)
Long-term debt obligations                  $   13,319     $    5,846     $    7,473             --             --

Capital lease obligations                          149            146              3             --             --

Operating leases                                 9,698          1,719          2,061          1,920          3,998

Purchase obligations                             2,209          2,209             --             --             --
                                            -----------    -----------    -----------    -----------    -----------

     Total contractual cash obligations     $   25,375     $    9,920     $    9,537     $    1,920     $    3,998
                                            ===========    ===========    ===========    ===========    ===========

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

                  We license software under non-cancelable agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as amended and interpreted by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions, as well as Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," updated by SAB's 103 and 104, "Update of Codification of Staff Accounting Bulletins," and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

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

                  Consulting services are separately priced, are generally available from a number of suppliers, and are not essential to the functionality of our software products. Consulting services, which include project management, system planning, design and implementation, customer configurations, and training are billed on both an hourly basis and under fixed price contracts. Consulting services revenue billed on an hourly basis is recognized as the work is performed. Under most fixed price contracts, consulting services revenue is recognized using the percentage of completion method of accounting by relating hours incurred to date to total estimated hours at completion. In limited instances where our fixed price contracts require the achievement of certain milestones, the milestones are agreed with the customer and revenues are recognized only when the milestones are delivered and accepted by the customer.

                  Customization of software is billed on both an hourly basis and under fixed price contracts. Customization services billed on an hourly basis is recognized as the work is performed. Under most fixed price contracts, customization services revenue is recognized using the percentage of completion method of accounting by relating hours incurred to date to total estimated hours at completion. In limited instances where our fixed price contracts require the achievement of certain milestones, the milestones are agreed with the customer and revenues are recognized only when the milestones are delivered and accepted by the customer.

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

         o APPLICATION DEVELOPMENT. The costs to develop new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Technological Feasibility has occurred when all planning, designing, coding and testing have been completed according to design specifications. Once technological feasibility is established, any additional costs would be capitalized, in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed."

         o STOCK-BASED COMPENSATION. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, we do not record compensation expense for shares issued under our employee stock purchase plan. As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," we account for costs of stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, discloses the pro forma effect on net income
                  (loss) and related per share amounts using the fair-value method defined in SFAS No. 123, updated by SFAS No. 148.

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

WE HAD NEGATIVE WORKING CAPITAL AT DECEMBER 31, 2004 AND IN THE PRIOR FISCAL YEAR, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

At December 31, 2004 and March 31, 2004, we had negative working capital of $8.4 million and $0.8 million, respectively. We have had difficulty meeting operating expenses, including interest payments on debt, lease payments and supplier obligations. We have at times deferred payroll for our executive officers, and borrowed from related parties to meet payroll obligations. We have extended payment terms with our trade creditors wherever possible.

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

Our quarterly operating results have fluctuated significantly in the past and may fluctuate in the future as a result of several factors, which are outside of our control, including the size and timing of orders, the general health of the retail industry, the length of our sales cycles and technological changes. If revenue declines in a quarter, our operating results will be adversely affected because many of our expenses are relatively fixed. In particular, sales and marketing, application development and general and administrative expenses do not change significantly with variations in revenue in a quarter. It is likely that in some future quarter our revenues or operating results will be below the expectations of public market analysts or investors. If that happens, our stock price will likely decline.

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

OUR DEBT COULD ADVERSELY AFFECT US.

As of December 31, 2004, our debt, including any accrued interest, is as follows:

         o $1.0 million under the March 2004 Debenture held by Midsummer due in full in May 2006, with monthly redemptions that commenced in September 2004.

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

         o $7.0 million under the Laurus Note, which matures on July 12, 2007.

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 84% of our total assets as of December 31, 2004. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline. Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 81%, 18 % and 1% of our revenues were in the Americas, Europe and Asia, respectively, in the three months ended December 31, 2004. Approximately 81%, 17% and 2% of our revenues were in the Americas, Europe and Asia, respectively, in the nine months ended December 31, 2003. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

HISTORICALLY WE HAVE BEEN DEPENDENT ON A SMALL NUMBER OF CUSTOMERS FOR A SIGNIFICANT AMOUNT OF OUR BUSINESS.

Gabriel Brothers, Inc. accounted for 4% each of our consolidated revenues in the nine months ended December 31, 2004. Toys accounted for 12% in the nine months ended December 31, 2003.

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

FAILURE TO COMPLY WITH THE AMERICAN STOCK EXCHANGE'S LISTING STANDARDS COULD RESULT IN OUR DELISTING FROM THAT EXCHANGE AND LIMIT THE ABILITY OF OUR STOCKHOLDERS TO SELL ANY OF OUR COMMON STOCK.

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

OUR RESTATED FINANCIAL STATEMENTS COULD ADVERSELY EFFECT OUR STOCK PRICE OR SUBJECT US TO LAWSUITS BY OUR STOCKHOLDERS.

On October 29, 2004, we filed an 8-K reporting that certain of our financial statements required restatement and should no longer be relied upon. On November 16, 2004, we filed an amended Form 10-K and amended Forms 10-Q restating our financial statements for the fiscal year ended March 31, 2004, second and third quarters of the fiscal year ending March 31, 2003, the first, second and third quarters of the fiscal year ending March 31, 2004 and the first quarter of the fiscal year ending March 31, 2005. The restatement of these financial statements could cause investors to lose confidence in our financial reporting, which could adversely effect our stock price. Additionally, we may be subject to lawsuits by stockholders, who relied on the financial statements that were subsequently restated.

SHARES ISSUABLE UPON THE EXERCISE OF OPTIONS, WARRANTS, DEBENTURES AND CONVERTIBLE NOTES OR UNDER ANTI-DILUTION PROVISIONS IN CERTAIN AGREEMENTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future have exercise prices at below the market price of our stock. We currently have outstanding options and warrants for 34,839,174 shares. Of these options and warrants, as of December 31, 2004, 27,261,050 have exercise prices above the recent market price of $0.40 per share, and 7,578,124 have exercise prices at or below that recent market price. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

Our existing stock option plan currently has approximately 6,525,500 shares available for issuance as of December 31, 2004. Future options issued under the plan may have further dilutive effects.

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

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE OUR OPERATIONS WITH PAGE DIGITAL OR RTI OR REALIZE ALL OF THE ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

On January 30, 2004, we acquired Page Digital and on June 1, 2004, we acquired RTI. These acquisitions involve integrating two companies that previously operated independently. These integrations may be complex, costly and time-consuming processes. The difficulties of combining these companies' operations include, among other things:

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 20% and 33% of our total revenues were denominated in currencies other than the U.S. dollar for the three months ended December 31, 2004 and 2003, respectively. Approximately 18% and 20% of our total revenues were denominated in currencies other than the U.S. dollar for the nine months ended December 31, 2004 and 2003, respectively.

EQUITY PRICE RISK

We have no direct equity investments.


ITEM 4.  CONTROLS AND PROCEDURES

After restating our financial statements for the fiscal year ended March 31, 2004, the second and third quarters of the fiscal year ended March 31, 2003, the first, second and third quarters for the fiscal year ended March 31, 2004 and the first quarter for the fiscal year ending March 31, 2005, and in connection with the end of the third quarter for the fiscal year ending March 31, 2005, management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In connection with such evaluation, management considered the amendments to financial statements and factors that played a role in the need to restate the financial statements. Management identified some weaknesses, including some weaknesses in internal communications. However, management did not regard the weaknesses either individually or in the aggregate as constituting material weaknesses in our internal controls and financial reporting. Management concluded that our disclosure controls and procedures were designed to provide reasonable assurance of meeting their objectives and were reasonably effective as of December 31, 2004. Despite management's conclusion that our disclosure controls and procedures are effective, we intend to continue to evaluate and improve our controls and procedures going forward. To this end, we have already implemented policies and are working to train our employees to improve internal communications and documentation practices. In addition, we hired a new Chief Financial Officer.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2004, we issued:

         o Issued 132,433 shares of common stock, with a fair value of $50,000, to Midsummer as monthly principal and interest payment of convertible debenture,
         o Issued 169,340 shares of common stock, with a fair value of $58,905, to Midsummer as monthly principal and interest payment of convertible debenture,
         o Issued 188,998 shares of common stock, with a fair value of $58,533, to Midsummer as monthly principal and interest payment of convertible debenture,
         o Granted incentive stock options to employees to purchase an aggregate of 49,000 shares of common stock at exercise prices ranging from $0.39 to $0.43,
         o Granted options to purchase an aggregate of 82,500 shares of common stock at exercise prices ranging from $0.41 to $0.42 to outside directors of the Board as directors' fees for the quarter ended December 31, 2004,
         o Employees, pursuant to the RTI acquisition, exercised options to purchase 18,369 shares of common stock at exercise price of $0.02.

The foregoing securities were offered and sold without registration under the Securities Act of 1933 to investors who had access to all information which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under such Act and Regulation D thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.


ITEM 5.  OTHER INFORMATION
         Not applicable.

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

 3.1 Amended and Restated Certificate of Incorporation, incorporated by reference to exhibit 3.1 to the Company's Form 8-K for filed July 15, 2003.

 3.2 Certificate of Designation for Series A of Convertible Preferred Stock, incorporated by reference to exhibit 4.1 of the Company's Form 8-K filed May 16, 2002.

 3.3 Certificate of Designation for Series B of Convertible Preferred Stock, incorporated by reference to exhibit 3.1 to the Company's Form 8-K filed on June 14, 2004.

 3.4 Certificate of Amendment to the Certificate of Incorporation dated August 27, 2004, incorporated by reference to exhibit 3.1 to the Company's Form 8-K filed on August 30, 2004.

 3.5 Restated Bylaws, incorporated by reference to exhibit 3.2 to the Company's Form 10-K for the fiscal year ended March 31, 2001.

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

 4.14 Amendment No. 1 to the 9% Convertible Debenture, Due May 15, 2006 Issued to Midsummer Investment, Ltd. and Waiver dated July 30, 2004 by and among the Company and Midsummer Investments, Ltd, incorporated by reference to exhibit 4.14 to the Company's 10-Q filed August 13, 2004.

 4.15 Amendment No. 2 to the 9% Convertible Debenture, Due May 15, 2006 Issued to Midsummer Investment, Ltd. and Waiver dated November 30, 2004 by and among the Company and Midsummer Investments, Ltd, incorporated by reference to exhibit 4.10 to the Company's S-3 filed December 1, 2004.

 4.16 Amended and Restated Secured Convertible Term Note dated October 29, 2004, issued by Island Pacific, Inc. in favor of Laurus Master Fund, Ltd., incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on November 2, 2004.

 4.17 Common Stock Purchase Warrant issued to Laurus dated October 29, 2004 issued by Island Pacific, Inc., incorporated by reference to exhibit 4.2 of the Company's Form 8-k filed on November 2, 2004.

 4.18 Common Stock Purchase Warrant dated November 30, 2004 issued by Island Pacific, Inc., incorporated by reference to exhibit 4.11 to the Company's Form S-3 filed on December 1, 2004.

 4.19 Amended and Restated Registration Rights Agreement dated October 29, 2004 between Island Pacific, Inc. and Laurus Master Fund, Ltd., incorporated by reference to exhibit 4.3 of the Company's Form 8-K filed on November 2, 2004.

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

10.36 Retail Pro Software License Agreement by and between Retail Technologies International, Inc. and Intuit Inc. dated December 6, 2002, incorporated by reference to exhibit 10.36 to the Company's 10-Q filed on November 15, 2004.

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

10.42 Severance and Release Agreement between Island Pacific, Inc. and Harvey Braun dated October 28, 2004, incorporated by reference to the Company's Form 10-Q filed on November 15, 2004.

10.43 Separation Agreement between Island Pacific, Inc. and Ran Furman dated January 7, 2005, incorporated by reference to exhibit 10.1 to the Company's 8-K filed on January 14, 2005.

10.44 Amendment No. 2 to the Retail Pro Software License between Intuit Inc. and Retail Technologies International, Inc. dated January 5, 2005, incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on February 11, 2005.

14.1           Code of Ethics and Business Conduct, incorporated by reference to exhibit 10.36 to the Company's Form 10-K filed on June 29, 2004.

31.1 Certification of CEO required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

On November 2, 2004, we filed a Form 8-K dated October 29, 2004 disclosing as
Item 3.03 the Amended and Restated Secured Convertible Term Note , an Amended and Restated Registration Rights Agreement and Common Stock Purchase Warrant Agreement with Laurus Master Fund, Ltd.

On November 24, we filed a Form 8-K/A dated June 1, 2004 disclosing as Item 7 financials statements and exhibits related to the acquisition of Retail Technologies International, Inc.

On December 2, 2004, we filed a Form 8-K dated November 30, 2004 disclosing as
Item 1.01 the Amended and Restated Secured Convertible Debenture, an Amended and Restated Registration Rights Agreement and Common Stock Purchase Warrant Agreement with Midsummer Investment Ltd.

On January 14, 2005, we filed a Form 8-K dated January 10, 2005 disclosing as
Item 5.02 the departure of Ran Furman as our Chief Financial Officer and appointment of Corinne Bertrand to the position of Chief Financial Officer.






                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Island Pacific, Inc.
                                    Registrant

                                    /S/ Corinne Bertrand
                                    --------------------------------------------
Date: February 14, 2005             Corinne Bertrand
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    Signing on behalf of the registrant