Form 10-K
period 2007-03-31
ISLAND PACIFIC INC
filed 2007-11-13
CIK 866535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2007

     [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
          _________.

Commission file number 0-23049

                              ISLAND PACIFIC, INC.
                              --------------------

                     (FORMERLY KNOWN AS SVI SOLUTIONS, INC.)
                     ---------------------------------------
             (Exact Name of Registrant as specified in its charter)

                   DELAWARE                            33-0896617
     ---------------------------------          ----------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)          Identification Number)

     3252 HOLIDAY COURT, SUITE 226, LA JOLLA, CA          92037
     -------------------------------------------     ---------------
      (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (858) 550-3355
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
      -------------------            -----------------------------------------
Common Stock, $0.0001 par value         Electronic Interdealer Quotation and
                                                   Trading System

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X}

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.

Yes [ ] No [X]

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates, based on the closing sale price of the registrant's common stock on September 30, 2007 as reported on the Electronic Interdealer Quotation and Trading System, was approximately $4.0 million. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock.

The number of shares outstanding of the registrant's Common Stock was 60,509,964 on October 31, 2007.


                       DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                                                TABLE OF CONTENTS

PART I
  Item 1.  Business............................................................................................2
  Item 1A. Risk Factors.......................................................................................13
  Item 1B. Unresolved Staff Comments..........................................................................21
  Item 2.  Properties.........................................................................................21
  Item 3.  Legal Proceedings..................................................................................22
  Item 4.  Submission of Matters to a Vote of Security Holders................................................23

PART II
  Item 5.  Market for Company's Common Equity and Related Stockholder Matters.................................23
  Item 6.  Selected Financial Data............................................................................26
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............27
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........................................48
  Item 8.  Financial Statements and Supplementary Data........................................................49
  Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures..............49
  Item 9A. Controls and Procedures............................................................................49

PART III
  Item 10. Directors and Executive Officers of the Registrant.................................................51
  Item 11. Executive Compensation.............................................................................55
  Item 12. Security Ownership of Certain Beneficial Owners and Management.....................................58
  Item 13. Certain Relationship and Related Transactions......................................................60
  Item 14. Principal Accountants' Fees and Services...........................................................62

PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................63
           Signatures.........................................................................................70
           Certifications.......................................................................................

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

ITEM 1. BUSINESS

GENERAL

     Island Pacific, Inc. was formed in the state of Delaware as SVI Solutions, Inc. on February 24, 2000. We are a provider of software solutions and services to the retail industry. We provide solutions that help retailers understand, create, manage and fulfill consumer demand. The Company is organized in three strategic business units - Retail Management Solutions, Store Solutions and Multi-channel Retail Solutions.

     Our solutions and services have been developed specifically to meet the needs of the retail industry. Our solutions help retailers improve the efficiency and effectiveness of their operations and build stronger, longer lasting relationships with their customers.

     We market our software solutions through direct and indirect sales channels primarily to retailers who sell to their customers through traditional retail stores, catalogs and/or Internet-enabled storefronts. To date, we have licensed our solutions to more than 9,000 retailers across a variety of retail sectors.

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

     To meet an ever more mobile and demanding consumer's expectations, retailers need to deliver on the customer's terms. This means having the right product, at the right time and in the right place across multi-channel touch points. To do this, retailers need valuable consumer insights and intelligence on external factors that shape consumer response. This intelligence, augmented by powerful communications, strong forecasting, planning, assortment planning, allocation, event planning, replenishment and merchandising functions are critical to profitably achieve this goal. These represent the contents of our product offerings.

     Small to medium sized retailers need a cost-effective, easily installed, affordable, comprehensive, integrated software infrastructure that spans supplier to consumer and gives the retailer visibility, flexibility and control of all business processes to meet all competitive challenges.

     We believe a market opportunity exists to provide these retailers with a software solution that is designed specifically for their needs. This solution should be easy-to-use, leverage a retailer's existing investments in information technology and be sufficiently flexible to meet the specific needs of a broad range of retail sectors, such as fashion, hard-lines and mass merchandise.

     We have developed, acquired and deployed software solutions that enable retailers to manage the entire scope of their operations. These operations include point-of-sale, customer relationship management, vendor relationship management, merchandising, demand chain management, planning, and forecasting.

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

STRATEGY

     Our mission is to provide the small to medium sized retailer all the intelligence and tools necessary to succeed in a highly competitive environment.

     Our mission is to make this information and these tools useable, affordable and reliable for end-use in highly volatile environments.

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

     o Provide High Levels of Customer Satisfaction. The retail industry is strongly influenced by formal and informal references. We believe we have the opportunity to expand market share by providing high levels of customer support to our current customers, thereby fostering strong customer references to support sales activities.

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

     o Fulfill the Multi-Channel Requirements of Retailers. Through our Page Digital Solutions, we believe we will be able to address the expanding needs of retailers to cohesively manage their varied channels of distribution.

RECENT DEVELOPMENTS

OPERATIONAL IMPROVEMENTS

     In recent periods, we have taken a number of steps designed to improve our balance sheet and operations, including:

     o On June 4, 2004, we completed the acquisition of RTI, a provider of management systems for retailers. See "Recent Transactions - Acquisition of RTI" below.

     o On August 27, 2004 we increased the number of shares of common stock we are authorized to issue to 250 million shares.

     o In November 2004, we restated certain of our financial statements and made the following revised filings: 10-K/A for the fiscal year ended March 31, 2004 and 10-Q/A for the fiscal quarter ended September 30, 2002, December 31, 2002, June 30, 2003, September 30, 2003, December 31, 2003 and June 30, 2004.

     o On January 5, 2005, we entered into Amendment No. 2 (the "Amendment") to the Retail Pro Software License Agreement dated December 6, 2002 between Intuit Inc. and Retail Technologies International, Inc. ("RTI") (the "License Agreement"), which we were assigned and assumed in connection with its acquisition of RTI. Pursuant to the Amendment, we extended certain of our license rights under the License Agreement. The License Agreement was further amended and restated on December 21, 2006 as described under the caption Proprietary Rights below.

     o In April 2005, Barry Schechter, our founder and former CEO, returned as the Company's CEO.

     o In April 2007, our Board of Directors appointed Philip Bolles to the position of Interim Chief Financial Officer.

     o We completed a number of debt and equity financing transactions. See "Liquidity and Capital Resources - Financing Transactions" below.

     o Our board adopted a strategic plan to return the Company to positive cash flows and profitability, which included:
          o    Appointment of a new management team.
          o A headcount reduction, office space downsize, and reduction of other operating expenses.
          o A new focus on R & D for core products and termination unprofitable partner ventures.
          o    Introduction of new products to the market.
          o    Annual cost savings approaching $8 million.
          o A reduction in annual cash overhead from $27 million to $19 million.
          o Opening of a Europe, Middle East and Africa division through our UK office to better serve the business partners in these regions marketing Retail Pro.
          o Opening an Asia Pacific office in Sydney, Australia, opening an office in Beijing, China to serve the GCG (Greater Chinese Geography - China, Hong Kong, Taiwan and Macau) and developing a dedicated team to better service Latin America.

     o Annual maintenance charges have been increased for IPMS users to be more in line with industry standards.

     We believe that these actions have positioned us for a return to a positive cash flow, sustained revenue growth and profitability.

ACQUISITION OF RTI

     Pursuant to an Amended Merger Agreement dated June 1, 2004, we acquired Retail Technologies International, Inc. ("RTI") from Michael Tomczak, Jeffrey Boone and Intuit Inc. ("Intuit") in a merger transaction. The Merger (as defined below) was completed with the following terms: (i) we assumed RTI's obligations under those certain promissory notes issued by RTI on December 20, 2002 with an aggregate principal balance of $2.3 million; (ii) the total consideration paid at the closing of the Merger was $11.6 million; paid in shares of our common stock with a fair value of $1.2 million, newly designated Series B convertible preferred stock ("Series B Preferred") with a fair value of $5.7 million, promissory notes totaling $3.6 million, assumption of incentive stock options with a fair value of $1.0 million and acquisition costs of $110,000; (iii) the Shareholders and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to the registration rights agreement dated June 1, 2004 between us, the Shareholders and Intuit (the "Registration Rights Agreement"); and (iv) the Merger consisted of two steps, first, Merger Sub merged with and into RTI, Merger Sub's separate corporate existence ceased and RTI continued as the surviving corporation. Immediately thereafter, RTI merged with and into Merger Sub II, RTI's separate corporate existence ceased and Merger Sub II continued as the surviving corporation.

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

     The Shareholders and Intuit were also granted registration rights. Under the Registration Rights Agreement, we agreed to register the common stock issuable upon conversion of the Series B Preferred issued to the Shareholders within 30 days of the automatic conversion of the Series B Preferred into common stock. The automatic conversion to 7,551,696 shares of common stock occurred on August 30, 2004 following our filing an amendment to our certificate of incorporation with the Delaware Secretary of State on August 27, 2004 increasing the authorized number of shares of our common stock to 250,000,000 ("Certificate of Amendment") after securing shareholder approval for the Certificate of Amendment.

     Under the Registration Rights Agreement, Intuit is entitled to demand registration of its 1,546,733 shares of our common stock or to have its shares included on any registration statement filed prior the registration statement covering the Shareholders' shares, subject to certain conditions and limitations, or if not previously registered to have its shares included on the registration statement registering the Shareholders' shares.

     The Shareholders and Intuit are entitled to price protection payments of up to a maximum of $0.23 per share payable by promissory note, if and to the extent that the average closing price of our common stock for the 10 days immediately preceding the date the registration statement covering their shares is declared effective by the Securities and Exchange Commission, is less than the 10 day average closing price as of June 1, 2004, which was $0.76. We have recorded the liability relating to the price protection at the date of acquisition in the full amount of $0.23 per share in accordance with SFAS 5, "Accounting for Contingencies" as a charge to Additional Paid In Capital in accordance with SFAS 141, "Business Combinations".

     Upon the consummation of the Merger, Michael Tomczak, RTI's former President and Chief Executive Officer, was appointed our President, Chief Operating Officer and director, and Jeffrey Boone, RTI's former Chief Technology Officer, was appointed our Chief Technology Officer. We entered into two-year employment agreements and non-competition agreements with Mr. Tomczak and Mr. Boone. We terminated both Mr. Tomczak and Mr. Boone in October 2005.

     The combination of Island Pacific and RTI has enabled us to offer a fully integrated solution to mid-tier retailers that is unique in the marketplace. As a result of this transaction, smaller retailers are now able to cost-effectively acquire a solution that provides both front and back-end support. The combination instantly expanded our products, services offerings and distribution channels.

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

     o STORE SOLUTIONS - Through our acquisition of RTI, we expanded our Store Solutions offerings to include "Retail Pro(R)," which provides a total solution for small to mid-tier retailers worldwide. Retail Pro(R) is currently used by approximately 9,000 businesses in over 24,000 stores in 63 countries. The product is translated into eighteen languages making it one of the few quality choices for the global retailer. At its core, Retail Pro(R) is a high performance, 32-bit Windows application offering point-of-sale, inventory control and customer relations management. Running on WindowsNT, Windows2000, Windows XP Professional and Windows.Net platforms, Retail Pro(R) combines a fully user-definable graphical interface with support for a variety of input devices (from keyboard to touch screen). Its Retail Business Analytics module includes an embedded Oracle(R) 9i database. Retail Pro(R) is fast and easy to implement. The software has been developed to be very flexible and adaptable to the way a retailer runs its business.

     o MULTI-CHANNEL RETAIL SOLUTIONS ("MULTI-CHANNEL RETAIL") - Our Multi-Channel Retail application is designed to specifically address direct commerce business processes, which primarily relate to interactions with the end-user. This application was originally designed by Page Digital to manage its own former direct commerce operation, with attention to functionality, usability and scalability. Its components include applications for customer relations management, order management, call centers, fulfillment, data mining and financial management. Specific activities like partial ship orders, payments with multiple tenders, back order notification, returns processing and continuum marketing represent just a few of the more than 1,000 parameterized direct commerce activities that have been built into "synaro"(TM), our Multi-Channel Solution and its applications. These components and the interfacing technology are available to customers, systems integrators and independent software developers who may modify them to meet their specific needs.

     For further financial information about our business segments and geographic areas see our Financial Statements section and "Notes to Consolidated Financial Statements for the Year Ended March 31, 2007 - Note 13" thereunder.

PRODUCTS

     We develop, partner and sell business intelligence and software solutions that support virtually all of the operational activities of a typical retailer. Our business intelligence is critical to sound strategy and execution. Our software solutions create value by applying innovative technology that helps our customers efficiently and effectively understand, create, manage and fulfill consumer demand. Our products can be deployed individually to meet specific business needs, or as part of a fully integrated, end-to-end solution consisting of the following components.

     At the foundation of our RETAIL MANAGEMENT SOLUTIONS is our application suite of integrated modules that comprise our core-merchandising solution. They are as follows:

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

     4.   Promotions and Events

          o The Island Pacific Event and Promotion Management tool enables retailers to manage, plan and track all promotional and event related activities including price management, in-store display, deal and media related promotions. The promotions addressed through this module can include non-price promotions as well. The analysis includes actual to plan comparisons prior to, during and after the event.

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

     8.   Sales Audit

          o This module is an integrated conduit between Point-of-Sale applications and the Island Pacific Host System, which manages the upload- and download- processes. The upload process manages all transactional information that occurs at the store such as sales, customer returns, physical inventory, transfers, acknowledgements, purchase order drop ship receipts, layaway, and special order. The Download process manages all Store pricing including price look up, promotional pricing, deal pricing, event pricing, price changes, markdowns, on order to stores, in-transit, current inventory, company definitions (Hierarchy, Constants, Vendors, Stores)

          o This application is flexible relative to POS requirements, while featuring full integration to the Retail Pro product suite.

     9.   Planning

          o This module is a decision support tool encompassing Merchandise Planning, Store Planning and Assortment Planning. Workflow and a Modeling Studio are key features. It has a three tier architecture and embodies best practices in retail planning methodology combined with state of the art technology. It is written in C++ and runs on both Linux and Windows and is both database and platform independent,

          o It delivers ROI in increased sales and improved margin and cashflow by monitoring key performance indicators.

          o This module was introduced to our customers during the user conference in Las Vegas in September 2005 and is expected to be a significant contributor to revenues and profitability over the next few years. It is being developed as a joint development project which, when completed, is expected to provide Island Pacific certain exclusive territorial marketing rights.

     Recognizing that the strongest potential for future growth is in our Store Solutions business unit, on October 31, 2007, we consummated an agreement for the sale of the Retail Management Solutions business unit. Refer to Note 16 to the financial statements accompanying this report for details of the transaction.

     THE STORE SOLUTIONS IS offered through our "Retail Pro(R)" products.

     Retail Pro(R) is a leading point-of-sale and inventory management software used by specialty retailers worldwide. The following is brief description of some of the functionality of Retail Pro(R):

     POINT OF SALE
     -------------
     CASH DRAWER AND          Data is captured for analysis and inventory is
     RECEIPT FUNCTIONS        updated in real time. Drives all required hardware
                              at point of sale.
     INTEGRATED CREDIT        Supports authorization and processing of all major
     CARD PROCESSING          payment types including credit, debit and gift
                              cards.
     CUSTOMER DATA            Customer name and address information is entered
                              at point of sale where buying history can be
                              viewed. Purchase history can aid in controlling
                              merchandise returns and discounts.
     LAYAWAYS AND SPECIAL     Layaways are tracked and special orders can be
     ORDERS                   created for out-of-stock merchandise or custom
                              item.
     ITEM QUANTITY AND        Retail Pro(R) allows an instant view of whether an
     PRICE LOOKUP             item is in stock at any location and of correct
                              price.
     POS SUMMARY REPORTS      Daily x/z out report provides summary of each
                              day's activity for each clerk and store and reconciles the cash drawer.

     INVENTORY CONTROL
     -----------------
     STOCK ON HAND, IN        Inventory information can be sorted in variety of
     TRANSIT, ON ORDER        ways and viewed in a matrix based on user-defined
                              filters. This information can be viewed either in
                              a report or while generating a purchase order or
                              other activity.
     PURCHASE ORDERS,         Purchase orders can be created and are integrated
     RECEIVING AND TICKETING  with data from the inventory files. Merchandise may be received against the purchase order and
                              returns can be generated. Bar codes for the
                              merchandise can be generated based on receiving
                              information.
     PRICING AND MARKDOWNS    Retail Pro(R) displays margin % by item number to
                              aid in determining price. Alternate pricing levels
                              can be set up for employees, preferred customers
                              and wholesale accounts.
     MULTI-STORE DISTRIBUTION Retail Pro(R) will automatically inform all the
     AND TRANSFERS            sending and receiving stores as part of the daily
                              polling process. By comparing days of supply the
                              system can recommend transfers to optimize sales.
     PRE-SET AND USER         Retail Pro(R) comes with a variety of pre-designed
     DEFINED REPORTS          reports for any store or group of stores and a
                              built-in report designer. Retail Pro(R) also
                              allows for a retailer to set preferences as to how
                              it will view reports.
     PHYSICAL INVENTORY       Physical inventories can be taken with a portable
                              terminal or PDA to promote accuracy and speed.

     CUSTOMER FUNCTIONS
     ------------------
     CUSTOMER LISTS AND       Information by customer such as total amount
     MAILINGS                 spent, time since last visit, size, birthday, etc.
                              can be sorted and viewed. In a multi-store
                              operation, names can be distributed to all stores
                              so each customer can be recognized
     PREFERRED CUSTOMER       Retail Pro(R) allows pricing to be based on a
     PRICING                  customers level. It can also plan for a
                              predetermined markdown schedule for preferred
                              customers.
     GIFT REGISTRY            The system will keep track of a list of items that
                              someone would like other people to buy for them and keep track of those items already purchased.

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

                         SYNARO(R) PRODUCT DESCRIPTIONS
     ---------------------------------------------------------------------------

     PRODUCT                  DESCRIPTION
     -------                  -----------

     INTEGRATOR               A powerful middleware processor that seamlessly
                              integrates disparate front- and back-end business
                              systems to allow for the creation of best-of-breed
                              solutions. Integrator is specially tuned to
                              provide real-time integration for high volume and
                              high performance requirements. SYNARO(R)
                              components are tightly integrated out-of-the-box
                              for rapid deployment of best practice
                              functionality.
     ERM                      A platform to manage communications between a
                              company and its customers across all channels,
                              which utilizes segmentation, list management,
                              campaign management and forecasting functions that
                              can be applied to both interactive and traditional
                              channels. ERM provides a graphical user interface
                              that allows our customers to configure screens and
                              keystrokes to accommodate their specific
                              requirements. It includes features such as
                              multi-channel order entry, e-mail management and
                              response, closed loop workflow and real-time
                              communications with customers to name a few.
     WEBSTORE                 A real-time, online front-end for manufacturers,
                              retailers, wholesalers, direct marketers and other
                              businesses who seek to facilitate sales
                              transactions over the Internet. WebStore comes
                              with preset templates, a shopping cart metaphor,
                              SSL security, search engine and databases for
                              configuring the site to handle product
                              information, special selling situations, etc. It
                              is compatible with multiple web servers such as
                              BEA's WebLogic, IBM's WebSphere, and Sun's
                              iPlanet.
     ORDER MANAGEMENT         A multi-faceted component application, which
                              ensures proper accounting for orders e.g. back
                              order, customer hold, hold until complete, date
                              sensitive orders, continuity orders, etc.;
                              exceptions are brought to management's attention;
                              and orders can be processed and verified from any
                              Web application. It includes a comprehensive Call
                              Center capability including Computer Telephony
                              Integration and customer relations management.
     ORDER FULFILLMENT        A comprehensive application that monitors and
                              controls all fulfillment parameters including
                              specifications, replenishment orders, continuity
                              programs, drop ship orders, ship complete orders,
                              gift orders, backorders and shipping and handling
                              orders.
     MARKETING                Controls offer and promotion set-up, which
                              includes customer list segmentation, campaign
                              management including targeted e-mail capability,
                              item selection and placement and pricing. Targeted
                              marketing promotions and offers provide the
                              opportunity to improve margins and accelerate
                              return on investment.
     PRODUCT MANAGEMENT       Controls inventory management issues such as item
                              type and attributes. Multiple item types such as
                              configured, kits, gift certificates, serialized,
                              drop ship, special order, and club membership
                              allow for significant flexibility.
     WAREHOUSE MANAGEMENT     Provides pick ticket processing, cycle count
                              physical inventory, bin location control, cross
                              docking and location maintenance.
     WORK FLOW MANAGEMENT     Provides for closed loop issues management and
                              future chain of events processing of marketing
                              campaigns.
     DATA ANALYSIS            A report writer and query tool for mining,
                              visualizing and analyzing data that supports
                              Business Objects, Crystal Reports, FOCUS and any
                              ORACLE SQL-compliant DB.
     FORECASTING              The Oracle-based Forecasting application allows
                              for flexible inventory and merchandise forecasting
                              that enables direct commerce companies to increase
                              turns and reduce back orders.
     FINANCIALS               A product suite that includes all financial
                              components necessary to run a business, including real-time or batch credit card processing, accounts receivable and accounts payable management and general ledger operations.

     Our PROFESSIONAL SERVICES provide our customers with expert retail business consulting, project management, implementation, application training, technical and documentation services to ensure that our customers' technology selection and implementation projects are planned, and timely and effectively implemented. We also provide development services to customize our applications to meet specific requirements of our customers and ongoing support and maintenance services.

     We market our applications and services through an experienced professional direct sales force in the United States and in the United Kingdom as well as a worldwide network of approximately 67 value-added resellers ("VARS"). We believe our knowledge of the complete needs of multi-channel retailers enables us to help our customers identify the optimal systems for their particular businesses. The customer relationships we develop build recurring support, maintenance and professional service revenues and position us to continuously recommend changes and upgrades to existing systems.

     Our executive offices are located at 3252 Holiday Court, Suite 226, La Jolla, California 92037, telephone number (858) 550-3355.

MARKETS AND CUSTOMERS

     Our software is installed in over 9,000 retailers. Our applications are used by the full spectrum of retailers including specialty goods sellers, mass merchants and department stores. Most of our U.S. customers are in the Tier 1 to Tier 3 retail market sectors.

MARKETING AND SALES

     We sell our Retail Management and Multi-Channel applications and services primarily through a direct sales force that operates in the United States and the United Kingdom. Retail Pro is sold through an international and domestic Value Added Reseller network (VAR). Sales efforts involve comprehensive consultations with current and potential customers prior to completion of the sales process. Our Sales Executives, Retail Application Consultants (who operate as part of the sales force) and Marketing and Technology Management associates use their collective knowledge of the needs of multi-channel retailers to help our customers identify the optimal solutions for their individual businesses.

     We maintain a comprehensive web site describing our applications, services and company. We regularly engage in cooperative marketing programs with our strategic alliance partners. We host an annual Users Conference which hundreds of our customers attend to network and to share experiences and ideas regarding their business practices and implementation of our, and our partners' technology. This Users Conference also provides us with the opportunity to meet with our customers on a concentrated basis to provide training and insight into new developments and to gather valuable market requirements information.

     We are aggressively focusing on our Product Marketing and Product Management functions to better understand the needs of our markets in advance of required implementation, and to translate those needs into new applications, enhancements to existing applications and related services. We hope these efforts will position Island Pacific optimally with customers and prospects in our target market.

     We have VARs distributing products in North America, South America, Europe, Asia, Australia, and Africa. In general, each VAR is responsible for a particular geographical region. Currently, we have 27 VARs in North America, 7 in South America, 19 in Europe and the Middle East, 11 in Asia, 2 in Australia/New Zealand and 1 in Africa. Our VARs primarily distribute Retail Pro(R), are trained and certified on Retail Pro(R) and provide users with technical expertise and a localized and translated product.

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

     The largest of our competitors offering end-to-end retail solutions is JDA Software Group, Inc. Other suppliers offer one or more of the components of our solutions. In addition, new competitors may enter our markets and offer merchandise management systems that target the retail industry. For enterprise solutions, our competitors include Retek Inc., SAP AG, nsb Retail Systems PLC,

Essentus, Inc., GERS, Inc., Marketmax, Inc., Micro Strategies Incorporated and Evant, Inc., formerly NONSTOP Solutions. Our primary competitors in the multi-channel retail market include Ecometry, CommercialWare and Sigma-Micro. Retail Pro(R)'s primary competitors include Celerant Technology Corp., 360 Commerce, CRS Business Computers, NSB Retail Systems PLC, Micro Strategies Incorporated, Retek, Inc. and JDA Software Group, Inc. Our professional services offerings compete with the professional service groups of our competitors, major consulting firms associated or formerly associated with the "Big 4" accounting firms, as well as locally based service providers in many of the territories in which we do business. Our strategic partners, including IBM, NCR and Fujitsu, represent potential competitors as well.

     We believe the principal competitive factors in the retail solutions industry are price, application features, performance, retail application expertise, availability of expert professional services, quality, reliability, reputation, timely introduction of new offerings, effective distribution networks, customer service and quality of end-user interface. We believe we currently compete favorably with respect to these factors. In particular, we believe that our competitive advantages include:

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

PROPRIETARY RIGHTS

     Our success and ability to compete depend in part on our ability to develop and maintain the proprietary aspects of our technologies. We rely on a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual provisions, to protect our various proprietary applications and technologies. We seek to protect our source code, documentation and other written materials under copyright and trade secret laws. We license our software under license agreements that impose restrictions on the ability of the customer to use and copy the software. These safeguards may not prevent competitors from imitating our applications and services or from independently developing competing applications and services, especially in foreign countries where legal protection of intellectual property may not be as strong or consistent as in the United States.

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

     Certain of our standard software license agreements contain a limited infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against certain liability and damages arising from claims of various copyright or other intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others". We have never lost an infringement claim and our cost to defend such lawsuits has been insignificant. Although it is possible that, in the future, third parties may claim that our current or potential future solutions infringe on their intellectual property, we do not currently expect a significant impact on our business, operating results or financial condition.

     Our application Retail Pro(R) is licensed from Intuit. On December 6, 2002, RTI sold certain intellectual property for $7,500,000 to Intuit. In connection with the sale, RTI also sold certain property and equipment for proceeds of $44,000 and 1,445,000 shares of its series A preferred stock at $0.346 per share, for $500,000 respectively. RTI recognized a total gain of $7.5 million on the sale of the intellectual property and property and equipment due to the tangible assets being fully depreciated as of the date of sale. Intuit also entered into employment agreements with several of RTI's employees and a covenant not-to-compete with one of the original stockholders. Under a license agreement, Intuit granted back to RTI the right to sell various products and licenses. Under the terms of the license agreement, RTI is obligated to pay royalties equal to 75% of the sales made to certain customers. The terms of the license agreement vary depending on the product. As part of the amended and restated agreement with Intuit that became effective on December 21, 2006, our right to license the older Retail Pro product to new customers in North America and the U.K expires at the end of 2007, and at the end of 2008 elsewhere. Incremental licenses to existing customers may be sold through the end of 2009 with the exception of select named customers who may purchase licenses through 2011. We will continue to develop maintenance updates to the older product through the end of 2011 and thereafter will provide technical support as determined necessary. Customers of the older product that are current on maintenance agreements will be eligible to upgrade to the new product at no additional license fee. Our right to license the new product is perpetual, except to certain smaller customers where the license is currently scheduled to end on December 31, 2011 but will be revisited for possible extension and/or purchase prior to ending.

EMPLOYEES

     As of October 31, 2007, we had a total of 185 employees, 164 of which were based in the United States. Of the total, 15% were engaged in sales and marketing, 31% were engaged in application technology development projects, 38% were engaged in professional services, and 16% were in general and administrative. We believe our relations with our employees overall are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

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

     Our Internet address is www.islandpacific.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 through our website, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

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

WE INCURRED LOSSES FOR FISCAL YEARS 2007, 2006 AND 2005.

     We incurred losses of $7.2 million, $10.4 million and $ 20.9 million in the fiscal years ended March 31, 2007, 2006, and 2005, respectively. The losses in the past three years have generally been due to difficulties completing sales for new application software licenses, deferral of gross profit from contracts in process to future periods, a change in sales mix toward lower margin services, and debt service expenses. We will need to generate additional revenue and reduce expenses to achieve profitability in future periods. In that regard, on April 28, 2005 we announced a strategic plan to integrate our product lines and unify our processes and operations. This plan is a continuation of Island Pacific's drive towards profitability, with a primary goal to accelerate the achievement of that milestone, and includes a reduction of the Company's workforce by approximately 14% percent or 30 employees worldwide, which has resulted in approximately $6.0 million in annual savings compared to costs incurred in the year ended March 31, 2005, as well as consolidating the Company's accounting and finance team into its La Jolla executive offices. If we are unable to achieve profitability, or maintain profitability if achieved, our business and stock price may be adversely affected and we may be unable to continue operations at current levels, if at all.

WE HAVE NEGATIVE WORKING CAPITAL IN THE CURRENT FISCAL YEAR, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

     At March 31, 2007, we have negative working capital of $17.2 million. We have had difficulty meeting operating expenses, including interest payments on debt, lease payments and supplier obligations. We have extended payment terms with our trade creditors wherever possible.

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

     Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 90% of our total assets as of March 31, 2007. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline.

     Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

     Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 17%, 13% and 29% of our net sales from continuing operations were outside North America, principally in Europe and the United Kingdom, in the fiscal years ended March 31, 2007, 2006 and 2005, respectively. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

IF WE LOSE THE SERVICES OF ANY MEMBER OF OUR SENIOR MANAGEMENT OR KEY TECHNICAL AND SALES PERSONNEL, OR IF WE ARE UNABLE TO RETAIN OR ATTRACT ADDITIONAL TECHNICAL PERSONNEL, OUR ABILITY TO CONDUCT AND EXPAND OUR BUSINESS WILL BE IMPAIRED.

     We are heavily dependent on our CEO, Barry Schechter. We believe our future success will depend largely upon our ability to attract and retain highly-skilled software programmers, managers and sales and marketing personnel. Competition for personnel is intense, particularly in international markets. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We compete against numerous companies, including larger, more established companies, for our personnel. We may not be successful in attracting or retaining skilled sales, technical and managerial personnel, which could negatively affect our financial performance and cause our stock price to decline.

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

WE MAY NOT BE ABLE TO MAINTAIN OR IMPROVE OUR COMPETITIVE POSITION BECAUSE OF THE INTENSE COMPETITION IN THE RETAIL SOFTWARE INDUSTRY.

     We conduct business in an industry characterized by intense competition. Most of our competitors are very large companies with an international presence. We must also compete with smaller companies which have been able to develop strong local or regional customer bases. Many of our competitors and potential competitors are more established, benefit from greater name recognition, and have significantly greater resources than we have. Our competitors may also have lower cost structures and better access to the capital markets than we have. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may:

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

     The retail software industry is characterized by rapid technological change, evolving standards and wide fluctuations in supply and demand. We must cost-effectively develop and introduce new applications and related services that keep pace with technological developments to compete. If we do not gain market acceptance for our existing or new offerings, or if we fail to introduce progressive new offerings in a timely or cost-effective manner, our financial performance will suffer.

     The success of application enhancements and new applications depends on a variety of factors, including technology selection and specification, timely and efficient completion of design, and effective sales and marketing efforts. In developing new applications and services, we may:

     o Fail to respond to technological changes in a timely or cost-effective manner;
     o Encounter applications, capabilities or technologies developed by others that render our applications and services obsolete or non-competitive or that shorten the life cycles of our existing applications and services;
     o Experience difficulties that could delay or prevent the successful development, introduction and marketing of new applications and services; or
     o    Fail to achieve market acceptance of our applications and services.

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

     Substantially all of our primary computer and telecommunications systems are located in four geographic areas, and these systems are vulnerable to damage or interruption from fire, earthquake, water damage, sabotage, flood, power loss, technical or telecommunications failure or break-ins. Our insurance may not adequately compensate us for our lost business and will not compensate us for any liability we incur due to our inability to provide services to our customers. Although we have implemented network security measures, our systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These disruptions could lead to interruptions, delays, loss of data or the inability to service our customers. Any of these occurrences could impair our ability to serve our customers and harm our business.

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

LAURUS MASTER FUND, LTD. (LAURUS) HAS THE RIGHT TO ACQUIRE A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, WHICH IF ACQUIRED BY LAURUS, MAY ENABLE LAURUS TO EXERCISE EFFECTIVE CONTROL OF US.

     On July 12, 2004 and June 15, 2005, Laurus purchased convertible notes from us in the amounts of $7 million and $3.2 million, respectively which are secured by all of our assets. In addition, Laurus purchased our term note dated November 16, 2005 in the amount of $637,500, which was amended to $1,275,000, $2,025,000 and $2,625,000 on March 23, 2006, November 27, 2006 and March 30, 2007,
respectively. The convertible notes may be converted into 50,000,000 shares of our common stock. In addition, warrants and options issued in connection with the sale of the convertible and term notes are exercisable for approximately 28,700,000 shares of our common stock. Consequently, Laurus beneficially owns approximately 48.3% of our outstanding common stock. If Laurus converts the convertible notes to common stock and exercises the warrants and options, it may have effective control over all matters affecting us, including:

     o    The election of all of our directors;
     o    The undertaking of business opportunities that may be suitable for us;
     o Any determinations with respect to mergers or other business combinations involving us;
     o    The acquisition or disposition of assets or businesses by us;
     o Debt and equity financing, including future issuance of our common stock or other securities;
     o    Amendments to our charter documents;
     o    The payment of dividends on our common stock; and
     o    Determinations with respect to our tax returns.

LAURUS MASTER FUND, LTD.'S POTENTIAL INFLUENCE ON US COULD MAKE IT DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, WHICH COULD DEPRESS OUR STOCK PRICE.

     Laurus's potential effective voting control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business or our stockholders. As a result, Laurus's potential effective control could reduce the price that investors may be willing to pay in the future for shares of our stock, or could prevent any party from attempting to acquire us at any price.

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

SHARES ISSUABLE UPON THE EXERCISE OF OPTIONS OR WARRANTS, CONVERSION OF DEBENTURES, DIVIDENDS ON CONVERTIBLE PREFERRED STOCK, OR ANTI-DILUTION PROVISIONS IN CERTAIN AGREEMENTS COULD DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

     We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future have exercise prices at below the market price of our stock. We currently have outstanding options and warrants for 57,701,422 shares as of March 31, 2007. Of these options and warrants, as of March 31, 2007, approximately 31,000,000 have exercise prices above the recent market price of $0.09 per share (as of March 31, 2007), and approximately 27,000,000 have exercise prices at or below that recent market price.

     Our existing stock option plans currently have approximately 6,500,000 shares available for issuance as of March 31, 2007. Future options issued under the plan may have further dilutive effects.

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

WE MAY BE UNABLE TO REALIZE ALL OF THE ANTICIPATED BENEFITS OF THE ACQUISITIONS OF PAGE DIGITAL OR RTI.

     On January 30, 2004, we acquired Page Digital and on June 1, 2004, we acquired Retail Technologies, Inc. (see "Recent Transactions" below). These acquisitions involve integrating two companies that previously operated independently into Island Pacific. The difficulties of combining these companies' operations include the following business risks.

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

     o RTI IS DEPENDENT ON THEIR VALUE-ADDED RESELLERS (VARS) - RTI does not have a direct sales force and relies on VARs to distribute and sell its products. RTI currently has approximately 67 VARs - 27 in North America, 7 in South America, 11 in Asia, 19 in Europe and the Middle East, 1 in Africa, and 1 each in Australia and New Zealand. Combined, RTI's five largest VARs account for approximately 14% of its revenues, although no one is over 4%. RTI's VARs are independently owned businesses and there can be no assurance that one or more will not go out of business or cease to sell RTI products. Until a replacement VAR could be recruited, and trained, or until an existing VAR could expand into the vacated territory, such a loss could result in a disruption in RTI's revenue and profitability. Furthermore, there can be no assurance that an adequate replacement could be located.

     o A PROLONGED SLOWDOWN IN THE GLOBAL ECONOMY COULD ADVERSELY IMPACT RTI'S REVENUES - A slowdown in the global economy might lead to decreased capital spending, fewer new retail business start ups, and slower new store expansion at existing retail businesses. Such conditions, even on a regional basis, could severely impact one or more of RTI's VARs and result to a disruption in RTI's revenues and profitability.

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

     o RTI DOES NOT HOLD ANY PATENTS OR COPYRIGHTS; ANY TERMINATION OF OR ADVERSE CHANGE TO RTI'S LICENSE RIGHTS COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS - RTI has a license to develop, modify, market, sell, and support its core technology from a third party. Any termination of, or disruption in this license could have a material adverse affect on RTI's business. Further, we believe that most of the technology used in the design and development of RTI's core products is widely available to others. Consequently, there can be no assurance that others will not develop, and market applications that are similar to RTI's, or utilize technologies that are equivalent to RTI's. Likewise, while RTI believes that its products do not infringe on any third party's intellectual property, there can be no assurance that they will not become involved in litigation involving intellectual property rights. If such litigation did occur, it could have a material adverse affect on RTI's business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

     Effective April 1, 2007, we relocated our principal corporate headquarters to new office spaces in La Jolla, California under a five-year lease for approximately 6,400 square feet at an initial cost of $17,726 per month. In addition to the monthly rental, we are obligated to pay 10% of the increase in building operating costs over the base year of calendar 2007. The corporate headquarters is also used for certain of our sales, marketing, consulting, customer support, training and product development functions.

     Our Retail Management Solutions business unit occupies 22,107 square feet in a building located in Irvine, California. This facility is occupied under a lease that expires on June 30, 2011. The current monthly rent is $55,000 plus 7.49% of building maintenance costs. We have sublet approximately 50% of the leased premises.

     We occupy premises in the United Kingdom located at The Old Building, Mill House Lane, Wendens Ambo, Essex, England. The lease for this office building expires August 31, 2008. Annual rent is $78,000 (payable quarterly) plus common area maintenance charges and real estate taxes.

     Prior to January 1, 2007, we leased a 44,505 square-foot office space in Englewood, Colorado for our Page Digital subsidiary. This lease commenced on January 1, 2004 and expires on December 31, 2013 with a five-year renewal option. The monthly rent at March 31, 2006 was $69,000 plus the increase in building operating expenses. We assumed this lease in connection with the acquisition of Page Digital. Prior to our assumption, the lease was entered between CAH Investments, LLC ("CAH"), which is wholly owned by the spouse of Lawrence Page, Page Digital's former president, and Southfield Crestone, LLC ("Southfield"). Effective January 1, 2007, we negotiated a restructuring of the lease with CAH, reducing the size of our premises to approximately 2,800 square feet and reducing the monthly lease rate to $6,500, subject to a 5% annual increase through December 31, 2011. Concurrent with the lease restructuring, we agreed to pay $30,000 per month to Southfield from November 1, 2006 through December 31, 2011 in lieu of a pro rata portion of the building operating expenses and our obligation under the old lease.

     We lease an office and training facility that consists of 13,519 square feet of rentable space in a building located in Folsom, California for our Store Solutions business unit. This lease expires on March 31, 2011 and has a monthly rent commencing April 1, 2007 of $21,000.

ITEM 3.  LEGAL PROCEEDINGS

     The sale of our Australian subsidiary in the third quarter of fiscal 2002 was subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to an entity affiliated with former management, and actively pursued the collection of receivables. If the sale proceeds plus collections on receivables would have been insufficient to discharge the indebtedness to National Australia Bank, we could have been called upon to pay the deficiency under our guarantee to the bank. We accrued $187,000 as the maximum amount of our potential exposure as of March 31, 2004. In June 2004, we settled this obligation by paying $69,000 to the bank. As a result, the $118,000 accrual in excess of settlement amount was written off to the consolidated statement of operations as other income in the nine months ended December 31, 2004.

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

     On April 2, 2004, we filed a federal court action in the Southern District of California against 5R Online, Inc. ("5R Online"), John Frabasile, Randy Pagnotta, our former officers, and Terry Buckley for fraud, breach of fiduciary duty, breach of contract, and unfair business practice arising from their evaluation of, recommendation for, and ultimately involvement in a development arrangement between us and 5R Online. Pursuant to the development agreement entered into in June 2003 and upon reliance of the representations of the individual defendants that product development was progressing, we paid and expensed $640,000 in development payments in the fiscal year ended March 31, 2004 but received no product. The amount in controversy is the $640,000 development payments as well as a claim for punitive damages. Defendants Pagnotta and Buckley have counterclaimed against defendant Frabasile, who has moved to dismiss in light of a parallel action pending in Canada. Frabasile's and 5R Online, Inc.'s response to our complaint was due on August 9, 2004. We obtained a consent judgment against 5R Online and Frabasile on April 8, 2005. A settlement agreement was entered on November 28, 2006 under which we received $15,000 from 5R Online, defendants Pagnotta and Buckley agreed to cause 5R Online to tender to us all Canadian Scientific Research & Experimental Development funds received, if any, in consideration of our agreement not to take any enforcement action against 5R Online with regard to the consent judgment, and the fraud allegations against defendants Pagnotta and Buckley have been dropped and we are no longer pursuing them. Frabasile is not a party to the settlement agreement.

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

     On May 10, 2006, Holden Marketing Support Services, LLC filed a complaint against Island Pacific, Inc. alleging breach of contract and fraud in relation to a contract under which Page Digital provided software and professional services. We filed a counterclaim alleging breach of contract on May 30, 2006. Effective April 5, 2007, the software license was cancelled and we agreed to pay $100,000 in settlement of claims made by Holden.

     Certain of our standard software license agreements contain a limited infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against certain liability and damages arising from claims of various copyright or other intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others". We have never lost an infringement claim and our cost to defend such lawsuits has been insignificant. Although it is possible that, in the future, third parties may claim that our current or potential future solutions infringe on their intellectual property, we do not currently expect a significant impact on our business, operating results or financial condition.

     In November 2005, certain of our Retail Pro(R) software customers had been contacted by Acacia Technologies Group ("Acacia") regarding alleged infringement of U.S. Patent 4,707,592 (the "`592 Patent") and are requesting indemnification for any infringement claim regarding the `592 Patent which expired in October 2005. We retained patent counsel and, based on his advice, have notified customers in question that it is our position that there is no merit to any potential claim that Retail Pro(R) software infringes the patent. In direct discussions between our counsel and Acacia, no information was provided indicating that Retail Pro(R) software infringes the`592 Patent. Acacia had alleged infringement against a number of retailers including a small number of Retail Pro(R) software users. We are not named in the lawsuit and, although some customers have indicated that they may seek indemnification, no actual lawsuits have been filed against us.

     On May 25, 2005, the United States Securities and Exchange Commission ("SEC") notified us that it had begun an informal inquiry relating to the Company. We cooperated completely with the SEC's informal inquiry. On July 20, 2005, the SEC informed us that it had issued a formal order of investigation in this matter. In connection with the investigation, the SEC is seeking information regarding our, and our subsidiaries, financial condition, results of operations, business, accounting policies and procedures, internal controls, issuances of common stock and stock options, sales of common stock and option exercises by insiders, employees and consultants as well as our internal revenue recognition investigation relating to the timing of revenue recognition for certain transactions during the fiscal years ended March 31, 2003, 2004 and 2005. The scope, focus and subject matter of the SEC investigation may change from time to time and we may be unaware of matters under consideration by the SEC. We are cooperating with the SEC in its investigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended March 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock was traded on the American Stock Exchange commencing July 8, 1998 under the symbol "IPI" but was delisted on October 25, 2005. Our common stock is now traded on the Electronic Interdealer Quotation and Trading System (Pink Sheets) under the symbol "IPIN". Up until July 16, 2003, our common stock was traded under the symbol "SVI". The following table indicates the high and low sales prices for our shares for each quarterly period for each of our two most recent fiscal years.

YEAR ENDING MARCH 31, 2007                HIGH             LOW
First Quarter                           $   0.15         $   0.12
Second Quarter                          $   0.14         $   0.06
Third Quarter                           $   0.17         $   0.07
Fourth Quarter                          $   0.14         $   0.09

YEAR ENDED MARCH 31, 2006                 HIGH             LOW
First Quarter                           $   0.25         $   0.16
Second Quarter                          $   0.19         $   0.10
Third Quarter                           $   0.12         $   0.06
Fourth Quarter                          $   0.18         $   0.06

     As of October 31, 2007, there were approximately 200 holders of record of our common stock. That number does not include beneficial owners of common stock whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

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

     During the quarter ended March 31, 2007 and subsequent periods prior to the filing of this report, we issued the following securities without registration under the Securities Act of 1933:

     o March 30, 2007 - An option to purchase 1,000,000 shares of our common stock, exercisable at $0.01 per share to Laurus Master Fund, Ltd. in conjunction with the sale of our term note dated March 30, 2007.

     o September 20, 2007 - 200,000 restricted shares of our common stock and an option to purchase an additional 200,000 shares of our common stock related to the termination of a product distribution agreement.

     o October 4, 2007 - 93,713 restricted shares of our common stock related to the partial exercise of stock options by Laurus Master Fund, Ltd.

     o October 15, 2007 - 466,667 restricted shares of our common stock to members of the Board of Directors in lieu of stock options due for directors' fees.

     The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information, which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder, and an appropriate legend was placed on the shares.

     On February 15, 2006, we entered into a Stock Repurchase Agreement to repurchase the following from the Sage Group: (1) 8,923,915 shares of our common stock, (2) 141,000 shares of our Series A Preferred and (3) an option to purchase 71,812 shares of our common stock (collectively, the "Repurchased Shares"). The aggregate purchase price for the Repurchased Shares was $750,000, payable in monthly increments of $100,000 commencing February 28, 2006 with a final payment of $50,000 paid on October 5, 2006, completing the transaction. By resolution of the Board of Directors on October 26, 2006, the Repurchased Shares were cancelled. The effect of this repurchase has been to reduce the common shares outstanding at October 26, 2006 by approximately 13% and the total outstanding shares on a fully diluted basis by approximately 15%. In addition, the repurchase eliminated the annual dividend of $1,360,000 due to the Series A Preferred shareholder, and Additional Paid-In Capital was increased by the $13,350,000 excess of the book value of the shares over the purchase price.

     Information concerning securities authorized for issuance under our equity compensation plans is included below under Item 12 under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of our last five fiscal years are derived from our consolidated financial statements. The consolidated financial statements as of March 31, 2007, 2006, and 2005 and the independent auditors' report on the consolidated financial statements as of March 31, 2007 and March 31, 2006 are included elsewhere in this report.

                                                                        YEAR ENDED MARCH 31, (1)
                                                   ------------------------------------------------------------------
                                                      2007          2006          2005          2004          2003
                                                   ----------    ----------    ----------    ----------    ----------
                                                                                             (Restated)    (Restated)
                                                                                             (Unaudited)   (Unaudited)
                                                                (in thousands except for per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
    Product                                        $   21,759    $   20,300    $   19,857    $   11,316    $   10,194
    Service                                             3,754         3,504         5,102         3,141         9,268
                                                   ----------    ----------    ----------    ----------    ----------

       Total Revenues                                  25,513        23,804        24,959        14,457        19,462
                                                   ----------    ----------    ----------    ----------    ----------


Cost of Revenues:
    Product                                             8,205         8,272         8,280         4,612         3,861
    Services                                            2,109         2,181         3,203         1,879         5,756
                                                   ----------    ----------    ----------    ----------    ----------

       Total Cost of Revenues                          10,314        10,453        11,483         6,491         9,617
                                                   ----------    ----------    ----------    ----------    ----------

    Gross profit                                       15,199        13,351        13,476         7,966         9,845
                                                   ----------    ----------    ----------    ----------    ----------

Application development expenses                        3,176         3,130         6,117           833         4,338
Depreciation and amortization                             460           727         1,604           866           878
Selling, general and administrative expenses           12,012        12,183        18,307        14,456         7,296
Impairment of intangible assets                           798         1,325         5,959            --            --
                                                   ----------    ----------    ----------    ----------    ----------
       Total expenses                                  16,446        17,365        31,987        16,155        12,512
                                                   ----------    ----------    ----------    ----------    ----------

Loss from operations                                   (1,247)       (4,014)      (18,511)       (8,189)       (2,667)
                                                   ----------    ----------    ----------    ----------    ----------

Other income (expense):
    Interest income                                        --            --             5            20             1
    Other income (expense)                                 77             4           131            17         2,115
    Interest expense                                   (6,066)       (5,884)       (6,357)       (1,985)       (1,795)
    Derivative valuation                                   --         2,115         4,802           215            --
    Gain (loss) on disposal of fixed assets                 4           (27)            2            --            --
                                                   ----------    ----------    ----------    ----------    ----------
       Total other expense                             (5,985)       (3,792)       (1,417)       (1,713)          321
                                                   ----------    ----------    ----------    ----------    ----------

Loss before provision (benefit) for income taxes       (7,232)       (7,806)      (19,928)       (9,922)       (2,346)

    Provision (benefit) for income taxes                   --            --            10          (586)           11
                                                   ----------    ----------    ----------    ----------    ----------

Loss before change in accounting principles            (7,232)       (7,806)      (19,938)       (9,336)       (2,357)

    Cumulative effect of changing accounting
       principle- Goodwill valuation under
         SFAS No. 142                                      --            --            --            --          (627)
                                                   ----------    ----------    ----------    ----------    ----------

Loss from continuing operations                        (7,232)       (7,806)      (19,938)       (9,336)       (2,984)

                                                                        YEAR ENDED MARCH 31, (1)
                                                   ------------------------------------------------------------------
                                                      2007          2006          2005          2004          2003
                                                   ----------    ----------    ----------    ----------    ----------
                                                                                             (Restated)    (Restated)
                                                                                             (Unaudited)   (Unaudited)
                                                                (in thousands except for per share data)

Loss from discontinued operations                          --           (93)         (935)       (1,054)         (522)
Loss on disposal of discontinued operations                --        (2,533)           --            --            --
                                                   ----------    ----------    ----------    ----------    ----------

       Net loss                                        (7,232)      (10,432)      (20,873)      (10,390)       (3,506)

Preferred dividends                                        --          (939)       (1,185)       (1,116)       (1,052)
                                                   ----------    ----------    ----------    ----------    ----------

Net loss available to common stockholders          $   (7,232)   $  (11,371)   $  (22,058)   $  (11,506)   $   (4,558)
                                                   ==========    ==========    ==========    ==========    ==========

Basic and diluted earnings (loss) per share:
    Loss before change in accounting principle     $    (0.11)   $    (0.12)   $    (0.34)   $    (0.23)   $    (0.08)
    Loss from change in accounting principle               --            --            --            --         (0.02)
                                                   ----------    ----------    ----------    ----------    ----------
    Loss from continuing operations                     (0.11)        (0.12)        (0.34)        (0.23)        (0.10)
    Loss from discontinued operations                      --            --         (0.02)        (0.02)        (0.02)
    Loss on disposal of discontinued operations            --         (0.04)           --            --            --
    Preferred dividends                                    --         (0.01)        (0.02)        (0.03)        (0.04)
                                                   ----------    ----------    ----------    ----------    ----------

       Net loss available to common stockholders   $    (0.11)   $    (0.17)   $    (0.38)   $    (0.28)   $    (0.16)
                                                   ==========    ==========    ==========    ==========    ==========

Weighted average common shares:
    Basic                                              64,796        66,702        59,337        41,450        29,599
    Diluted                                            64,796        66,702        59,337        41,450        29,599

BALANCE SHEET DATA:
Working capital                                    $  (17,191)   $  (10,066)   $  (11,499)   $     (553)   $   (4,056)
Total assets                                       $   40,055    $   43,701    $   49,185    $   48,399    $   37,637
Long-term obligations                              $    8,103    $   11,136    $   10,080    $    3,422    $    2,807
Stockholders' equity                               $   10,886    $   18,163    $   23,676    $   36,297    $   23,482

(1) Certain reclassifications are reflected in the above data since the filing of such annual reports on forms 10K and 10K/A. Such reclassifications did not result in changes in net income (loss), net income (loss) per share or stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     We are a provider of software solutions and services to the retail industry that help retailers understand, create, manage and fulfill consumer demand. We derive the majority of our revenues from three sources; the sale of application software licenses (license revenues), professional services, and support (maintenance) services. Application software license fees are dependent upon the sales volume of our customers, the number of users of the application(s), and/or the number of locations in which the customer plans to install and utilize the application(s). As the customer grows in sales volume, adds additional users and/or adds additional locations, we charge additional license fees. Professional services relate to implementation of our software, training of customer personnel and modification or customization work. We typically charge for professional services including consulting, implementation and project management services on an hourly basis. Support, which includes maintenance and software updates, is a source of recurring revenues, is generally based on a percentage of the software license revenues, and is charged on an annual basis pursuant to renewable maintenance contracts.

     As the vast majority of our revenues are derived from the retail industry, we are heavily dependent on the financial strength of retailers and their capital budgets. Deterioration in the health of retailers, reduction in their capital budgets, or decisions to delay the purchase of new systems have a direct impact on our business. Our sales cycles are long, generally three to twelve months, and our ability to close a potential transaction is very unpredictable. As such, management believes that license revenue and growth in license revenue is the best indicator of the Company's business -- they signify either new customers or an expansion of licenses to existing customers. Generally, we commence professional services shortly after the sale of a new license, and there is a time lag between a sale of new licenses and the commencement of support. An increase in license revenue, whether new licenses or fee increases based on usage, will generally lead to an increase in support revenues in future quarters.

     In recent periods, we have maintained relatively flat period over period revenues and suffered operating and net losses, largely attributable to general economic and competitive conditions, and to previous management not recognizing changes in the market. In this regard, we have taken a number of steps, in addition to the acquisitions noted below, designed to improve our financial position and results of operations, which are presented under the heading "Results of Operations" in this section.

RECENT ACQUISITIONS

ACQUISITION OF PAGE DIGITAL

     On January 30, 2004, we acquired Page Digital, a developer of multi-channel commerce software, through a merger transaction for total consideration of $7.1 million. The acquisition was accounted for as a purchase, and accordingly, the operating results of Page Digital have been included in our consolidated financial statements from the date of acquisition. In connection with the Page Digital acquisition, we added approximately 40 employees and recorded $5.8 million of goodwill, $1.4 million in software technology, $904,000 in customer relationships and $285,000 in trademark.

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

ACQUISITION OF RTI

     Pursuant to an agreement dated June 1, 2004, we acquired RTI from Michael Tomczak, Jeffrey Boone and Intuit in a merger transaction. As a result of the Merger, each RTI Shareholder received 1,258,616 shares of Series B Preferred and a promissory note payable monthly over two years in the principal amount of $1,295,000 bearing interest at 6.5% per annum. In addition, Intuit, the holder of all of the outstanding shares of RTI's Series A Preferred stock, received 1,546,733 shares of our common stock and a promissory note payable monthly over two years in the principal amount of $530,700 bearing interest at 6.5% per annum.

     The acquisition was accounted for as a purchase and we recorded, in addition to the obligations to shareholders and others noted above, $1,410,000 in software technology, $1,660,000 in customer relationship value, $800,000 for trademarks, $10,487,000 in goodwill, $713,000 in unearned compensation related to the assumption of RTI's incentive stock option plan, and $2,800,000 as an obligation for the performance of future services.

     Upon the consummation of the Merger, Michael Tomczak, RTI's former President and Chief Executive Officer, was appointed our President, Chief Operating Officer and director, and Jeffrey Boone, RTI's former Chief Technology Officer, was appointed our Chief Technology Officer. We entered into two-year employment agreements and non-competition agreements with Mr. Tomczak and Mr. Boone. We terminated both Mr. Tomczak and Mr. Boone in October 2005.

     The combination of Island Pacific, RTI and Page Digital, has enabled us to offer a fully integrated solution to mid-tier retailers that is unique in the marketplace. As a result of this transaction, smaller retailers will now be able to cost-effectively acquire a solution that provides both front and back-end support. The combination instantly expands our products, services offerings and distribution channels.

DISCONTINUED OPERATIONS

     Effective March 31, 2006, we sold the operating assets of our Store Solutions division to Applied Retail Solutions, Inc., a subsidiary of 3Q Holdings Limited, an Australian corporation for a total consideration of $211,000. With a broader base of customers and highly scalable point of sale software, the Retail Pro(R) product acquired in the RTI transaction has become our principal store solutions software. The disposal of the Store Solutions assets resulted in a loss of $2.56 million. The operating results of the Store Solutions division are shown on our financial statements as discontinued operations in the years ended March 31, 2006, 2005, 2004, 2003 and 2002.

     Effective April 1, 2003, we sold our subsidiary, SVI Training Products ("Training Products") to its president and our former director, Arthur Klitofsky, for the sale price of $180,000 plus earn-out payments equal to 20% of the total gross revenues of the Training Products unit in each of its next two fiscal years, if the revenues in each of those years exceed certain targets. We received a promissory note for the amount of $180,000 and the earn-out payments, if any, will be made in quarterly installments following each fiscal year, bearing an annual interest rate of 5%. The sale of Training Products resulted in a loss of $129,000, net of estimated income taxes, which was accrued as of March 31, 2003. Training Product's $248,000 of operating results are shown as discontinued operations, net of the loss on sale of the Training Products unit at March 31, 2003. In April 2004, we agreed to defer the payments due in January 2004 and April 2004 until April 2008. Based on collections made through July 2005, the balance of the note receivable of $121,000 was written off as uncollectible as of March 31, 2005.

     Due to the declining performance of our Australian subsidiary, we sold certain assets of the Australian subsidiary to its former management and ceased Australian operations in February 2002. However, the sale was subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and caused a receiver to be appointed in April 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver sold substantially all of the assets for $300,000 in May 2002 to the entity affiliated with former management, and actively pursued the collection of receivables. If the sale proceeds plus collections on receivables were insufficient to discharge the indebtedness to National Australia Bank, we could have been called upon to pay the deficiency under our guarantee to the bank. We accrued $187,000 as the maximum amount of our potential exposure as of March 31, 2004. In June 2004, we settled this obligation by paying $69,000 to the bank. As a result, the $118,000 accrual in excess of settlement amount was written off to the consolidated statement of operations as other income in the nine months ended December 31, 2004.

RESULTS OF OPERATIONS

     Results of operations for the fiscal year ended March 31, 2007 ("Fiscal 2007") reflect a marginal increase in new license sales of our application software suites. As a result of our net losses, we experienced significant strains on our cash resources throughout the Fiscal 2007. Anticipating improvement in domestic economic conditions and new global market opportunities, we have taken a number of affirmative steps to address our operating situation and liquidity problems, and to position us for improved results of operations.

     o On June 4, 2004, we completed the acquisition of RTI, a provider of management systems for retailers. We commenced the application of our Retail Pro software to enterprise-wide applications in Fiscal 2006. See "Recent Transactions - Acquisition of RTI" above.

     o On August 27, 2004 we increased the number of shares of common stock we are authorized to issue to 250 million shares.

     o In November 2004, we restated certain of our financial statements and made the following revised filings: 10-K/A for the fiscal year ended March 31, 2004 and 10-Q/A for the fiscal quarter ended September 30, 2002, December 31, 2002, June 30, 2003, September 30, 2003, December 31, 2003 and June 30, 2004.

     o On January 5, 2005, we entered into Amendment No. 2 (the "Amendment") to the Retail Pro Software License Agreement dated December 6, 2002 between Intuit Inc. and Retail Technologies International, Inc. ("RTI") (the "License Agreement"), which we assumed in connection with our acquisition of RTI. Pursuant to the Amendment, we extended certain of our license rights under the License Agreement. . The License Agreement was further amended and restated on December 21, 2006 as described under the caption Proprietary Rights below.

     o In April 2005, Barry Schechter, our founder and former CEO, returned as the Company's CEO.

     o In June 2005, our Board of Directors appointed Darren Williams to the position of Chief Operating Officer.

     o Our board adopted a strategic plan to return the Company to positive cash flows and profitability, which included:
          o    Appointment of a new management team.
          o A headcount reduction, office space downsize and other operating expenses reduction.
          o A new focus on R & D for core products and termination of unprofitable partner ventures.
          o    Introduction of new products to the market.
          o    Annual cost savings approaching $8 million.
          o A reduction in annual cash overhead from $27 million to $19 million.
          o Opening of a Europe, Middle East and Africa division (EMEA), opening an Asia Pacific division, opening a GCG division and a division to serve Latin America with the intention of better serving our business partners in those regions as well as to increase the number of business partners in the regions.
          o    Opening an Asia Pacific office in Sydney, Australia, opening an office in Beijing, China to serve the GCG (Greater Chinese
               Geography - China, Hong Kong, Taiwan and Macau) and developing a dedicated team to better service Latin America, opening an Asia Pacific office in China to better serve the Retail Pro business community for that region.

     o In the period since Barry Schechter was appointed Chief Executive Officer of Island Pacific, with the help of other members of Island Pacific's management team, Island Pacific has:
          o Completely reengineered the organization and built an experienced, enthusiastic and motivated management team, which is supported by experienced and motivated sales, support, administration and accounting personnel.
          o Acquired from The Sage Group, plc common stock, preferred stock and options, which on an as converted basis equaled approximately 30% of Island Pacific's outstanding stock.
          o Negotiated a rent reduction for our premises in Denver, which will result in annual savings of approximately $720,000.
          o Successfully launched version 3.1 of the Island Pacific Management System ("IPMS").
          o    Commenced testing version 9.1 of RetailPro in beta sites.
          o Continued to close new business deals for each of our products, including a number of deals for our recently launched RetailPro Planning Solution.
          o Added experienced team members to better support our US and Canadian regions, as well as our office in the UK that serves Europe, the Middle East and Africa.
          o Established a new division to take advantage of the opportunity to provide our existing customer base with additional payment processing services.
          o Expanded our in-house marketing team and provided them funding and resources to enable them to better inform the retail market of the world class products we provide.
          o Launched a new global channel development initiative to fuel the further development of existing Business Partners and appoint new Business Partners in high growth potential markets around the world, appointing a number of industry veterans and promoting other executives to new leadership positions to support this initiative.

     o Annual maintenance charges have been increased for IPMS users to be more in line with industry standards.

     o On October 31, 2007, recognizing the strong global growth potential of our Retail Pro software product line, we signed an agreement to dispose of the Retail Merchandising Solutions business unit (IPMS). See Note 16 to the accompanying financial statements.

     o We completed a number of debt and equity financing transactions. See "Liquidity and Capital Resources - Financing Transactions" below.

     We believe that these actions have positioned us to achieve sustained revenue growth and profitability.

RESTATEMENT OF FISCAL 2004 AND FISCAL 2003 INFORMATION

     We have previously restated our March 31, 2004 financial statements to:

     1. Reverse $3.9 million revenue recognized on a one-time sale of software technology rights,
     2. Separately present revenues from product and services and corresponding costs of revenues,
     3. Reclassify amortization of software products from depreciation and amortization expense to cost of product revenue,
     4. Reverse a $3.9 million purchase of software technology ("Software Technology") and related amortization,
     5. Accrue $450,000 royalty liability and related recognition of royalty fees pursuant to the purchase agreement of Software Technology,
     6. Recognize amortization of debt discount on the March `03, April `03, May `03 and Toys "R" Us convertible debt as interest expense,
     7. Capitalize and amortize beneficial conversion interest charge related to the convertible debentures acquired in March 2003, April 2003, May 2003 and March 2004,
     8. Capitalize legal fees incurred in connection with the acquisitions of Page Digital and RTI,
     9. Reclassify $640,000 impairment of prepaid development expense from other expense to selling, general and administrative expense, and
     10. Reclassify a $1.5 million gain on debt forgiveness from extraordinary item to other income.

     Concurrent with the filing of this report, we are restating the March 31, 2004 and March 31, 2003 financial information included in this report to:

          1. Defer revenues previously recorded for which the earnings process has been or will be completed at a later date, and
          2. Reverse the recognition of debt discounts and beneficial conversion interest charges as previously recorded and recognize the effect of accounting for the conversion features embedded in the convertible debt as derivative instruments.

     The previous and current restatements had no impact on the net cash flows from operations.

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales for the fiscal years ended March 31, 2007, 2006 and 2005 (in thousands):

                                                                            YEAR ENDED MARCH 31,
                                                            2007                     2006                     2005
                                                   ---------------------    ---------------------    ---------------------
                                                              PERCENTAGE               PERCENTAGE               PERCENTAGE
                                                    AMOUNT    OF REVENUE     AMOUNT    OF REVENUE     AMOUNT    OF REVENUE
                                                   --------    --------     --------    --------     --------    --------
Revenues:
     Product                                       $ 21,759          85%    $ 20,300          85%    $ 19,857          80%
     Service                                          3,754          15%       3,504          15%       5,102          20%
                                                   --------    --------     --------    --------     --------    --------

Total Revenues                                       25,513         100%      23,804         100%      24,959         100%
                                                   --------    --------     --------    --------     --------    --------

Cost of Revenues:
     Product                                          8,205          32%       8,272          35%       8,280          33%
     Service                                          2,109           8%       2,181           9%       3,203          13%
                                                   --------    --------     --------    --------     --------    --------

Total Cost of Revenues                               10,314          40%      10,453          44%      11,483          46%
                                                   --------    --------     --------    --------     --------    --------

  Gross Profit                                       15,199          60%      13,351          56%      13,476          54%
                                                   --------    --------     --------    --------     --------    --------

Application development expense                       3,176          12%       3,130          13%        6117          25%
Depreciation and amortization                           460           2%         727           3%       1,604           6%
Selling, general and administration expenses         12,012          47%      12,183          51%      18,307          73%
Impairment of intangible assets                         798           3%       1,325           6%       5,959          24%
                                                   --------    --------     --------    --------     --------    --------

  Total expenses                                     16,446          64%      17,365          73%      31,987         128%
                                                   --------    --------     --------    --------     --------    --------

Loss from operations                                 (1,247)         (4)%     (4,014)        (17)%    (18,511)        (74)%
                                                   --------    --------     --------    --------     --------    --------

Other income (expense):
   Interest income                                       --         --%           --         --%            5         --%
   Other income (expense)                                77         --%            4         --%          131           1%
   Interest expense                                  (6,066)        (24)%     (5,884)        (25)%     (6,357)        (26)%
   Derivative valuation                                  --         --%        2,115         9 %        4,802          19%
   Gain (loss) on disposal of fixed assets                4         --%          (27)        --%            2         --%
                                                   --------    --------     --------    --------     --------    --------
Total other expense                                  (5,985)        (24)%     (3,792)        (16)%     (1,417)         (6)%
                                                   --------    --------     --------    --------     --------    --------

Loss before provision (benefit) for income taxes     (7,232)        (28)%     (7,806)        (33)%    (19,928)        (80)%

    Provision (benefit) for income taxes                 --         --%           --         --%           10         --%
                                                   --------    --------     --------    --------     --------    --------

Loss from continuing operations                      (7,232)        (28)%     (7,806)        (33)%    (19,938)        (80)%

Loss from discontinued operations                        --                      (93)                    (935)
Loss on disposal of discontinued operations              --                   (2,533)                      --
                                                   --------                 --------                 --------

Net loss                                             (7,232)                 (10,432)                 (20,873)

Preferred dividends                                      --                     (939)                  (1,185)
                                                   --------                 --------                 --------
Net loss available to
   common stockholders                             $ (7,232)                $(11,371)                $(22,058)
                                                   ========                 ========                 ========

FISCAL YEAR ENDED MARCH 31, 2007 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2006

NET SALES

     Product revenues consist of license sales, recurring maintenance revenues, and sale of partner products and hardware. Service revenue consists of professional services incurred in implementation, training and modifications, as well as reimbursed costs. The increase in total revenues compared to the year ended March 31, 2006 is attributable to an increase in incremental license revenue from our Store Solutions and Retail Merchandising products. Consequently, total revenue increased by $1.7 million - $1.5 million in license revenue and $0.2 million in professional services. Our other products and services kept pace with the year ended March 31, 2006, however we have not significantly increased our customer base. Our financial condition combined with the delay in resolving our revenue reporting issues may have interfered with our ability to increase our customer base through sales of new application software licenses and related services. We believe that our reputation for providing high quality support services coupled with the value of superior software solutions to our customers will establish our continuing ability to implement and service new large-scale systems. Significant sales growth may however depend in part on our ability to improve our financial condition. Despite the softness in the market for retail software and our financial weakness, the value of our products and services is demonstrated by our client retention and continued maintenance and service revenues.

COST OF REVENUES/GROSS PROFIT

     The Cost of License and Service revenues remained comparable to the year ended March 31, 2006 because our customer base remained stable. Consequently, the overall Gross Profit percentage increased due to an increase in high profit margin incremental license revenues from existing customers. Included in the Cost of Product revenues is $3.3 million in amortization of software development costs, equivalent to the year ended March 31, 2006.

APPLICATION DEVELOPMENT EXPENSE

     Application Development Expense is comparable to the year ended March 31, 2006 reflecting our continued development of our core Retail Management Solutions software and the continued capitalization of development costs associated with the latest version of our Store Solutions software which is now in Beta testing.

DEPRECIATION AND AMORTIZATION

     The decrease in Depreciation and Amortization compared to the year ended March 31, 2006 is principally attributable to certain furniture, equipment and the Multi-channel Retail Solutions customer list becoming fully depreciated.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The decrease in Selling, General and Administrative Expenses compared to the year ended March 31, 2006 is represented by a decline in professional service fees related to the restatement of prior years' revenue recognition.

INTEREST EXPENSE

     Interest Expense is attributable to our continuing need to increase our debt in order to meet cash flow demands. In the current year, the increase in interest paid is offset by the decrease in the amortization of debt discount. The increase in interest expense overall is represented by the fair value of options issued to lenders on increases in short-term notes.


FISCAL YEAR ENDED MARCH 31, 2006 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2005

NET SALES

     Product revenues consist of license sales, recurring maintenance revenues, and sale of partner products and hardware. Service revenue consists of professional services incurred in implementation, training and modifications, as well as reimbursed costs. The decline in total revenues compared to the year ended March 31, 2005 is attributable to a reduction in market demand for our Multi-channel Retail Solutions product. Consequently, total revenue decreased by $1.3 million - $0.9 million in professional services and $0.4 million in new license revenue. Our other products and services kept pace with the year ended March 31, 2005, however we did not significantly increase our customer base in the year ended March 31, 2006. As in the year ended March 31, 2005, our financial condition combined with the delay in resolving our revenue reporting issues may have interfered with our ability to sell new application software licenses. We believe that our reputation for providing high quality support services coupled with the value of superior software solutions to our customers will establish our continuing ability to implement and service new large-scale systems. Significant sales growth may however depend in part on our ability to improve our financial condition. Despite the softness in the market for retail software and our financial weakness, the value of our products and services is demonstrated by our client retention and continued maintenance and service revenues.

COST OF REVENUES/GROSS PROFIT

     The decrease in Cost of Service revenues is directly attributable to the decline in professional service revenues. Consequently, the overall Gross Profit percentage increased due to an increase in high profit margin incremental license revenues from existing customers. Included in the Cost of Product revenues is $3.3 million in amortization of software development costs, a decrease of $0.3 million compared to the year ended March 31, 2005.

APPLICATION DEVELOPMENT EXPENSE

     The decrease in Application Development Expense compared to the year ended March 31, 2005 is attributable to a $1.5 million decline in customer-generated modifications to the Retail Management Solutions software, a $0.7 million decline in Multi-channel Retail Solutions software, and the capitalization of development costs associated with the latest version of our Store Solutions software achieving technological feasibility.

DEPRECIATION AND AMORTIZATION

     The decrease in Depreciation and Amortization compared to the year ended March 31, 2005 is principally attributable to an employment covenant becoming fully amortized at March 31, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The decrease in Selling, General and Administrative Expenses compared to the year ended March 31, 2005 is directly attributable to the cost savings generated by the strategic plan adopted to improve profitability and cash flow noted previously as well as a decline in professional service fees related to the restatement of prior years' revenue recognition.

INTEREST EXPENSE

     Interest Expense is a reflection of our continuing need to increase our debt in order to meet cash flow demands. Compared to the year ended March 31, 2005, we did not incur charges for the write off of unamortized debt discount associated with debt paid in advance ($1.2 million), the increase in debt discount associated with warrants previously issued declined by $0.5 million, and we did not incur liquidated damages charges associated with Registration Rights Agreements ($0.5 million). These savings of $2.2 million were offset by increases in interest paid and debt discount amortized of $1.7 million.

DERIVATIVE VALUATION

     The conversion feature embedded in the convertible debt issued in the year ended March 31, 2005 and on June 15, 2005 is accounted for as a derivative liability because it contains anti-dilution reset provisions. The initial recorded amount is re-evaluated at the end of each quarter and the change in valuation is recorded as other income or expense. As of November 15, 2005, the reset provision was waived by the lenders, the derivative liability was converted to Additional Paid-in Capital, and the quarterly valuation ceased.

CUMULATIVE PREFERRED DIVIDEND

     Dividends on the outstanding Series A convertible preferred stock attributable to the fiscal years ended March 31, 2006 and 2005 were $0.9 and $1.2 million, respectively. Dividends on the Series A convertible preferred stock terminated with the repurchase agreement finalized on October 5, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal year ended March 31, 2007, we financed our investments using proceeds from operations and the sale of term notes. At March 31, 2007 and 2006, we had cash of $0.5 million and $0.5 million, respectively.

     Operations provided $1.7 million in the fiscal year ended March 31, 2007 and consumed $3.2 million in the fiscal year ended March 31, 2006. Cash provided by operating activities in the fiscal year ended March 31, 2007 resulted from $7.2 million net loss offset in part by non-cash charges of $3.8 million for depreciation and amortization, $0.8 million of asset impairment write offs, $3.7 million for amortized debt discount on convertible debt and on related detachable warrants, and $0.5 million of stock-based compensation. Collections on accounts receivable in excess of current year's revenues contributed $0.2 million, reductions of prepaid expenses contributed $0.8 million, net reductions of accounts payable and accrued expenses consumed $0.6 million in financing, and $0.6 million in current year revenue billings was deferred to the next year.

     Cash in the amount of $2.0 million in the fiscal year ended March 31, 2007, increased our capital investment in a significant software upgrade of our Retail Pro(R) product which commenced with an initial investment of $1.6 million in the fiscal year ended March 31, 2006.

     Financing activities provided cash of $0.5 million and $5.3 million in the fiscal years ended March 31, 2007 and 2006, respectively. The financing activities in the current year included $2.0 million from the issuance of convertible and other term notes, less payments made of $1.5 million.

     Changes in the currency exchange rates of our foreign operation had the effect of decreasing cash by $0.09 million in the fiscal year ended March 31, 2006. The effect on the fiscal year ended March 31, 2007 was negligible.

     We believe that our cash and cash equivalent and funds generated from operations will not provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. Our future capital requirements depend on many factors, including our application development, sales and marketing activities. In addition, we have incurred losses for the last three fiscal years and we had a negative working capital in fiscal 2007. In the long-term, we anticipate that cash from operations will be sufficient to provide liquidity for our normal operating requirements. As such, we do not know whether additional financing will be available when needed, or available on terms acceptable to us. We may raise capital through public or private equity or debt financings. If we are unable to raise the needed funds, we may be forced to curtail some or all of our activities and we may not be able to grow.

CASH POSITION

     As a result of our indebtedness and net losses for the past three years, we have experienced significant strains on our cash resources. In order to manage our cash resources, we have extended payment terms with many of our trade creditors wherever possible, have diligently focused our collection efforts on our accounts receivable and have been actively engaged in raising capital. See "Financing Transactions" below. We had a negative working capital of $17.2 million at March 31, 2007 and $10.1 million at March 31, 2006.

     We have been actively engaged in attempts to resolve our liquidity problems. On March 15, 2004, we issued 9% convertible debentures and warrants for an aggregate of $3.0 million, less expenses, in a private placement transaction, and on July 12, 2004, we sold a convertible note and warrants in the amount of $7.0 million, using a portion of the proceeds to retire a portion of the convertible debentures sold on March 15, 2004. On April 18, 2005, we sold a secured term note for $2.0 million, less expenses, in a private placement transaction. That note was replaced with convertible term notes, warrants and stock options in the aggregate amount of $4.2 million on June 15, 2005. We obtained additional term financing of $850,000 each on November 15, 2005 and March 23, 2006, $1.0 million in October/November 2006, and $500,000 on March 30, 2007. These financing activities, described in detail under the title "Financing Transactions" following have provided sufficient cash to remain in compliance with our debt obligations, and meet our critical operating obligations for the twelve months following March 31, 2007. We may continue to seek private or public equity and/or debt placements to help discharge aged payables, pursue growth initiatives and prepay term note indebtedness. We have no binding commitments for funding at this time. If we do decide to seek financing, it may not be available on terms and conditions acceptable to us, or at all.

FINANCING TRANSACTIONS

2005 DEBT ISSUES (FISCAL YEAR ENDED MARCH 31, 2006)

     Multi-Channel Holdings
     ----------------------
     On April 18, 2005, we sold and issued a secured term note to Multi-Channel Holdings, Inc. ("Multi-Channel") for gross proceeds of $2.0 million (the "Multi-Channel Note"). The maturity date of the Multi-Channel Note was October 18, 2005 with interest payable on maturity at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus three percent, calculated each day that the prime rate changes, and the Multi-Channel Note was secured by all of our assets. The Multi-Channel Note and accrued interest were paid from the proceeds of the June 2005 Convertible Notes (defined below).

     June 2005 Convertible Notes
     ---------------------------
     On June 15, 2005, we sold and issued secured convertible term notes to Laurus for gross proceeds of $3.2 million (the "Laurus June 2005 Convertible Note") and to Midsummer for gross proceeds of $1.0 million (the "Midsummer June 2005 Convertible Note") (together the "June 2005 Convertible Notes") pursuant to Securities Purchase Agreements. We also issued Laurus and Midsummer warrants to purchase up to 4,444,444 and 1,388,889 shares of our common stock, respectively, at a price of $0.23 per share (the "June 2005 Warrants") and options to purchase up to 17,142,857 and 5,357,143 shares of our common stock, respectively, at the price of $0.01 per share (the "June 2005 Options").

     The June 2005 Convertible Notes mature on June 15, 2008 and accrue interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus one percent, calculated each day that the prime rate changes, payable monthly in arrears commencing on July 1, 2005. In addition to accrued interest, commencing on October 3, 2005, the June 2005 Convertible Notes require monthly principal payments to Laurus and Midsummer of $106,667 and $40,000, respectively. The principal payments have been deferred pursuant to November 2005, March 2006, October/November 2006, and March/April 2007 Amendments below. The June 2005 Convertible Notes are convertible to common stock at $0.20 per share, subject to adjustment upon our issuance of securities at a price below the fixed conversion price, a stock split or combination, declaration of a dividend on our common stock or reclassification of our common stock. Our obligations under the June 2005 Convertible Notes are secured by all of our assets and guaranteed by our subsidiaries pursuant, with respect to Laurus, to the Master Security Agreement and Subsidiary Guaranty in favor of Laurus dated July 12, 2004 (the "Laurus Security Instruments") and, with respect to Midsummer, to the Master Security Agreement and the Subsidiary Guaranty in favor of Midsummer dated June 15, 2005 (the "Midsummer Security Instruments").

     The June 2005 Warrant and June 2005 Option issued to Laurus expire on May 31, 2012 and May 31, 2015, respectively. The June 2005 Warrant and June 2005 Option issued to Midsummer expire on June 15, 2012 and June 15, 2015, respectively. The warrants and options are immediately exercisable. The exercise prices under the June 2005 Warrants and June 2005 Options are subject to adjustment in the event of common stock splits and combinations, dividends and distributions.

     Pursuant to Registration Rights Agreements between us and Laurus and Midsummer entered into concurrently with the sales of the June 2005 Convertible Notes, we were obligated to file a Registration Statement registering the shares of our common stock issuable upon conversion of the June 2005 Convertible Notes, and exercise of June 2005 Warrants and June 2005 Options no later than August 15, 2005, and have the Registration Statement declared effective by the SEC no later than October 29, 2005. These deadlines were extended to March 15, 2006 pursuant to the November 2005 Amendments (defined below) and further extended to May 15, 2006 and October 31, 2007 pursuant to the March 2006 and March/April 2007 Amendments (defined below). If (1) the Registration Statement is not filed or declared effective within the requisite periods, (2) the Registration Statement ceases to be effective for more than 30 days in any calendar year or more than 20 consecutive calendar days, or (3) our common stock is not listed or quoted or is suspended from trading for three consecutive trading days, we were required to pay Laurus and Midsummer liquidated damages equal to 2% of original principal balances under the June 2005 Convertible Notes for each 30 day period (with partial periods prorated) that such event continues.

     Adjustment of Prior Beneficial Conversion and Warrant Exercise Prices -
     -----------------------------------------------------------------------
     2005
     ----
     In connection with the sales of the June 2005 Convertible Notes, we adjusted the conversion price of the Laurus 2004 Convertible Note and the Midsummer March 2004 Debentures (defined below) to $0.20 per share, and the exercise price of outstanding warrants previously granted anti-dilution price protection to $0.01 per share.

     Derivative Liabilities and Debt Discount
     ----------------------------------------
     In accordance with SFAS 133, we accounted for the Conversion Feature embedded in the June 2005 Convertible Notes as a derivative liability and recorded the following derivative liability transactions in the year ended March 31, 2006 and 2007.

                                                                   Increase (Decrease) in Net Income
                                                          ----------------------------------------------------
                                 Initial Derivative
                                   Liability/Debt          Amortization of Debt      Change in Fair Value of
         Year Ended                   Discount                   Discount              Derivative Liability
    -----------------------     ----------------------    -----------------------    -------------------------
       March 31, 2006                $3,229,400                 $(846,500)                  $2,179,500
       March 31, 2007                                          $(1,069,200)

     On November 16, 2005, the reset price of the Conversion Feature embedded in the June 2005 Convertible Notes became fixed at $0.20 per share, and the balance of the derivative liability of $1,049,900 was added to Additional Paid-in Capital.

     After bifurcation of the derivative liability, we allocated the proceeds received from the June 2005 Convertible Notes with the detachable June 2005 Warrants and the June 2005 Options using the relative fair value of the warrants and options ($807,690) at the time of issuance. The allocation to the warrants and options is being amortized as interest expense over the term of the June 2005 Convertible Notes. Amortization in the years ended March 31, 2007 and 2006 was $276,500 and $218,900, respectively.

     The balance of the June 2005 Convertible Notes, including accrued interest, is $4.3 million at March 31, 2007.

     November 2005 Term Notes
     ------------------------
     On November 16, 2005, we sold and issued secured term notes to Laurus for gross proceeds of $637,500 (the "Laurus November 2005 Term Note") and to Midsummer for gross proceeds of $212,500 (the "Midsummer November 2005 Term Note") (together the "November 2005 Term Notes") pursuant to securities purchase agreements. In addition, we issued Laurus and Midsummer options to purchase up to 1,125,000 and 375,000 shares of our common stock, respectively at the price of $0.01 per share (the "November 2005 Options).

     The November 2005 Term Notes initially matured on February 1, 2006 but the maturity dates were extended to August 31, 2006 pursuant to the March 2006 Amendments, to February 28, 2007 pursuant to the October/November 2006 Amendments, and to June 30, 2007 pursuant to the March/April 2007 Amendments. The November 2005 Term Notes accrue interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent, calculated each day that the prime rate changes, payable monthly in arrears commencing on December 1, 2005. Our obligations under the November 2005 Term Notes are secured by all of our assets and guaranteed by our subsidiaries pursuant to the Laurus Security Instruments and the Midsummer Security Instruments.

     The November 2005 Options are immediately exercisable. The exercise prices of the November 2005 Options are subject to adjustment in the event of common stock splits and combinations, dividends and distributions. The November 2005 Options expire on November 16, 2015.

     Pursuant to Registration Rights Agreements between us and Laurus and Midsummer entered into in connection with the sales of the November 2005 Term Notes, we were obligated to file a Registration Statement registering the shares of our common stock issuable upon exercise of the November 2005 Options no later than March 15, 2006 and have the Registration Statement declared effective by the SEC no later than 135 days following the filing date of such registration statement. The filing deadline was extended as part of amendments to the November 2005 Term Notes as described below. If (1) the Registration Statement is not filed or declared effective within the requisite periods, (2) the Registration Statement ceases to be effective for more than 30 days in any calendar year or more than 20 consecutive calendar days, or (3) our common stock is not listed or quoted or is suspended from trading for three consecutive trading days, we are required to pay Laurus and Midsummer liquidated damages equal to 2% of the original principal balance on the November 2005 Term Notes for each 30 day period (with partial periods prorated) that such event continues.

     November 2005 Amendments
     ------------------------
     Pursuant to separate Amendment and Waiver Agreements (the "November 2005 Amendments") entered into concurrently with the issuance of the November 2005 Term Notes, Laurus and Midsummer (1) postponed principal payments due from November 2005 through February 2006 on the June 2005 Convertible Notes, the Laurus 2004 Convertible Note (defined below), and Midsummer's March 2004 Debenture (defined below), (2) amended the financial reporting requirements associated with the previously noted debts, (3) waived the right to anti-dilution adjustments to conversion/exercise prices for the June 2005 Convertible Notes, the Laurus 2004 Convertible Note, and Midsummer's March 2004 Debenture triggered by the issuance of the November 2005 Options, and (4) adjusted the Filing and Effective dates of all previous Registration Rights Agreements to conform to the Registration Rights Agreements entered into concurrently with the November 2005 Term Notes. In addition, Midsummer waived the right to anti-dilution adjustments to the exercise prices for the following warrants to purchase our common stock: warrant dated March 15, 2004 for 434,783 shares, warrant dated July 1, 2003 for 138,158 shares, warrant dated March 31, 2003 for 629,143 shares, and warrant dated November 30, 2004 for 200,000 shares.

     Options Exercised
     -----------------
     On August 31, 2005 and August 31, 2007, Laurus exercised its right to acquire 3,000,000 and 96,713 shares, respectively of our common stock granted by its June 2005 Option. On March 8, 2006, Midsummer exercised its right to acquire 375,000 shares of our common stock granted by its November 2005 Option, and on August 4, 2006, Midsummer exercised its right to acquire 375,000 shares of our common stock granted by its March 2006 Option (defined below).

     March 2006 Amendments
     ---------------------
     We entered into Amendment and Waiver Agreements (the "March 2006 Amendments") with Laurus and Midsummer dated March 22, 2006 and March 23, 2006, respectively, pursuant to which, among other things: (1) the November 2005 Term Notes were amended and restated to increase their aggregate principal balances by $850,000 and to extend their maturity dates until August 31, 2006; (2) the principal portions of the monthly payments due for March through August 2006 under Midsummer's March 2004 Debenture, the Laurus 2004 Convertible Note and June 2005 Convertible Notes were postponed until the maturity dates under the respective notes; (3) our obligations to file registration statements pursuant to the registration rights agreements dated March 15, 2004, July 12, 2004, June 15, 2005 and November 16, 2005 registering the shares issuable to Laurus and Midsummer upon conversion of the Laurus 2004 Convertible Note, the June 2005 Convertible Notes, Midsummer's March 2004 Debenture, and the shares issuable on exercise of outstanding options and warrants held by Midsummer and Laurus were extended to May 15, 2006; and (4) Midsummer and Laurus waived certain other rights under the foregoing agreements and related agreements. In exchange for Laurus and Midsummer agreeing to the foregoing, we issued them additional options, with ten-year terms, to purchase an aggregate of One Million Five Hundred Thousand (1,500,000) shares of our common stock for $0.01 per share (the "March 2006 Options"). We were required to register the shares issuable upon exercise of the March 2006 Options by May 15, 2006, pursuant to the terms of the registration rights agreements between us and Laurus and Midsummer dated November 16, 2005.

     October/November 2006 Amendments
     --------------------------------
     We entered into Amendment and Waiver Agreements (the "October/November 2006 Amendments") with Laurus and Midsummer dated November 27, 2006 and October 9, 2006, respectively, pursuant to which, among other things: (1) the November 2005 Term Notes were amended and restated to increase their aggregate principal balances by $1,000,000 and to extend their maturity dates until February 28, 2007; (2) the principal portions of the monthly payments due for September 2006 through February 2007 under Midsummer's March 2004 Debenture, the Laurus 2004 Convertible Note and June 2005 Convertible Notes were postponed until the maturity dates under the respective notes; and (3) the maturity date under the March 2004 Debenture was extended to February 28, 2007. In exchange for Laurus and Midsummer agreeing to the foregoing, we issued them additional options, with 9.5-year terms, to purchase an aggregate of Two Million Two Hundred Seventy-Five Thousand (2,275,000) shares of our common stock for $0.01 per share (the "October/November 2006 Options"). We are required to register the shares issuable upon exercise of the October/November 2006 Options, pursuant to the terms of the registration rights agreements between us and Laurus and Midsummer dated November 16, 2005.

     March/April 2007 Amendments
     ---------------------------
     We entered into Amendment and Waiver Agreements (the March/April 2007) Amendments with Laurus and Midsummer dated March 30, 2007 and April 23, 2007, respectively, pursuant to which, among other things: (1) the Laurus November 2005 Term Note was amended and restated to increase the principal balances by $600,000 and to extend the maturity date until June 30, 2007; (2) the Midsummer November 2005 Term Note was amended and restated to extend the maturity date until April 30, 2007, (3) the principal portions of the monthly payments due for March 2007 through June 2007 under Midsummer's March 2004 Debenture, the Laurus 2004 Convertible Note and June 2005 Convertible Notes were postponed until the maturity dates under the respective notes; (4) the maturity date under the March 2004 Debenture was extended to April 30, 2007; and (5) our obligations to file registration statements pursuant to the registration rights agreements dated March 15, 2004, July 12, 2004, June 15, 2005 and November 16, 2005 registering the shares issuable to Laurus and Midsummer upon conversion of the Laurus 2004 Convertible Note, the June 2005 Convertible Notes, Midsummer's March 2004 Debenture, and the shares issuable on exercise of outstanding options and warrants held by Midsummer and Laurus were extended to October 31, 2007. In exchange for Laurus agreeing to the foregoing, we issued them an additional option, with a 10-year term, to purchase up to One Million (1,000,000) shares of our common stock for $0.01 per share (the "March 2007 Option"). We are required to register the shares issuable upon exercise of the March 2007 Option pursuant to the terms of the registration rights agreements between us and Laurus and Midsummer dated November 16, 2005.

     The relative fair value of the options issued in connection with the November 2005 Term Notes in the years ended March 31, 2007 and 2006 in the amount of $324,800 and $258,100, respectively was charged directly to interest expense.

     The balance of the November 2005 Term Notes, including accrued interest, is $3.3 million at March 31, 2007.

LAURUS MASTER FUND, LTD. - 2004 (FISCAL YEAR ENDED MARCH 31, 2005)

     On July 12, 2004, we sold and issued a secured convertible term note (the "Laurus 2004 Convertible Note") to Laurus for gross proceeds of $7.0 million pursuant to a Securities Purchase Agreement. In addition, we issued Laurus a warrant to purchase up to 3,750,000 shares of our common stock at a price of $0.71 per share (the "Laurus 2004 Warrant").

     The Laurus 2004 Convertible Note initially matured on September 1, 2004, however, the maturity date was automatically extended to July 12, 2007 (the "Maturity Date") upon our stockholders approving an increase in our authorized common stock from 100 to 250 million shares and our filing an amendment to our certificate of incorporation to effect such change on August 27, 2004. The Laurus 2004 Convertible Note accrues interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent. Interest under the Laurus 2004 Convertible Note is payable monthly in arrears commencing August 1, 2004. The Interest Rate is recalculated with each change in the prime rate and is subject to adjustment based on the then-current price of our common stock. The initial conversion price under the Laurus 2004 Convertible Note was $0.56 per share, subject to adjustment upon our issuance of securities at a price below the fixed conversion price, a stock split or combination, declaration of a dividend on our common stock or reclassification of our common stock. We have the option to redeem the Laurus 2004 Convertible Note by paying Laurus 125% of the principal amount due under the Laurus 2004 Convertible Note together with all accrued and unpaid interest. Our obligations under the Laurus 2004 Convertible Note are secured by all of our assets and guaranteed by our subsidiaries, pursuant to the Laurus Security Instruments.

     The Laurus 2004 Warrant is immediately exercisable with a seven year term ending July 12, 2011. We have the right to require exercise of the Laurus 2004 Warrant in whole or in part if: (1) all of our obligations under the Laurus 2004 Convertible Note have been irrevocably paid in full, (2) the common stock underlying the Laurus 2004 Warrant has been registered on a registration statement declared effective by the SEC, and such registration statement remains effective, and (3) the average closing price of our common stock for the ten
(10) trading days immediately prior to the proposed date of the mandatory exercise of the Laurus 2004 Warrant is greater than three hundred percent (300%) of the then applicable exercise price. The Laurus 2004 Warrant exercise price is subject to adjustment in the event of common stock splits and combinations, dividends and distributions.

     Amendment No. 1
     ---------------
     In August 2004, Laurus agreed to defer the interest payments due under the Laurus 2004 Convertible Note on August 1, 2004 until the Maturity Date. On October 29, 2004, Laurus agreed to amend ("Amendment No. 1") the Laurus 2004 Convertible Note and defer the payments due from September 2004 through February 2005 until the Maturity Date. Pursuant to Amendment No. 1, (1) we are required to make monthly payments in the amount of $212,121 to Laurus commencing on March 1, 2005 - deferred by March 2005 (Amendment No. 2 below), November 2005, March 2006, October/November 2006 and March/April 2007 Amendments noted previously-with a balloon payment of $1.1 million due in July 2007, (2) the conversion price on the first $2 million of the $7 million Laurus 2004 Convertible Note was reduced from $0.56 to $0.37, (3) we issued Laurus an additional warrant (the "October `04 Warrant") to purchase 250,000 shares of our common stock at a price of $0.41 per share with the same terms as the Laurus 2004 Warrant, and (4) the Effectiveness Date under the Laurus Registration Rights Agreement was extended.

     Pursuant to the registration rights agreement as amended in October 2004 between us and Laurus executed in connection with the sale and issuance of the Laurus 2004 Convertible Note (the "Laurus Registration Rights Agreement"), we were obligated to file a Registration Statement registering the shares of our common stock issuable upon conversion of the Laurus 2004 Convertible Note, or exercise of the Laurus 2004 Warrant or the October `04 Warrant (collectively the "Underlying Shares") within 60 days of July 12, 2004 and have the Registration Statement declared effective by the SEC no later than January 8, 2005. The filing date has been extended pursuant to the March/April 2007 Amendments to October 31, 2007, and the initial effectiveness date has been amended to 135 days after the filing date. If (1) the Registration Statement was not filed or declared effective within the requisite periods, (2) the Registration Statement ceased to be effective for more than 30 days in any calendar year or any 10 consecutive calendar days, or (3) our common stock was not listed or traded or was suspended from trading for three consecutive trading days, we were required to pay Laurus liquidated damages equal to 2% of original principal balance on the Laurus 2004 Convertible Note for each 30 day period (with partial periods prorated) that such event continued.

     We filed a registration statement for the Underlying Shares on Form S-3 (the "Laurus Registration Statement") on September 13, 2004 and filed amendments to the Form S-3 on December 2, 2004 and January 25, 2005. The amended registration statements did not become effective, and we withdrew the filing on January 3, 2006. Liquidated damages in the amount of $390,000, which was cured by the November 2005 Amendments, had accrued as of March 31, 2005 due to our failure to meet the filing and effectiveness deadlines prior to the extension of such deadlines.

     Amendment No. 2
     ---------------
     Effective March 31, 2005, Laurus agreed to amend ("Amendment No. 2") the Laurus 2004 Convertible Note and defer the principal payments due from April 2005 through September 2005 until the Maturity Date. In addition, Laurus agreed
(1) to postpone the balance due at March 31, 2005 accrued for liquidated damages related to our failure to meet the filing and effectiveness deadlines under the Laurus Registration Rights Agreement, (2) waived its right to liquidated damages for the months of April and May 2005, and (3) entered into a Subordination Agreement with Multi-Channel to facilitate the Multi-Channel Note transaction. The liability for liquidated damages and any other defaults related to the terms of the Laurus 2004 Convertible Note, were cured by the November 2005 Amendments issued in conjunction with the Laurus November 2005 Term Note.

     In consideration of Laurus' agreements in Amendment No. 2, we issued a warrant (the "Laurus March 2005 Warrant") to purchase 1,200,000 shares of common stock at an exercise price of $0.20 per share. The Laurus March 2005 Warrant is immediately exercisable with a ten year term ending March 31, 2012. We have the right to require exercise of the Laurus March 2005 Warrant in whole or in part if: (1) all of our obligations under the Laurus 2004 Convertible Note have been irrevocably paid in full, (2) the common stock underlying the Laurus March 2005 Warrant has been registered on a registration statement declared effective by the SEC, and such registration statement remains effective, and (3) the average closing price of our common stock for the ten (10) trading days immediately prior to the proposed date of the mandatory exercise of the Laurus March 2005 Warrant is greater than three hundred percent (300%) of the then applicable exercise price. The Laurus March 2005 Warrant exercise price is subject to adjustment in the event of common stock splits and combinations, dividends and distributions.

     Adjustment of Prior Beneficial Conversion and Warrant Exercise Prices -
     -----------------------------------------------------------------------
     2005
     ----
     In connection with the sale and subsequent amendment of the Laurus 2004 Convertible Note, during the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005 we adjusted the exercise price of outstanding warrants previously granted anti-dilution price protection to $0.56 per share (July
2004), to $0.37 per share (November 2004), and to $0.20 per share (March 2005). The additional charges of $911,000 arising from these adjustments have been charged to operations in the year ended March 31, 2005.

     Derivative Liabilities and Debt Discount
     ----------------------------------------
     In accordance with SFAS 133, we have accounted for the Conversion Feature embedded in the Laurus 2004 Convertible Note as a derivative liability and have recorded the following derivative liability transactions in the years ended March 31, 2005, 2006 and 2007.

                                                             Increase (Decrease) in Net Income
                                               ------------------------------------------------------
                       Initial Derivative                                 Change in Fair Value of
                         Liability/Debt          Amortization of          Derivative Liability to
    Year Ended              Discount              Debt Discount                March 31, 2006
 ------------------   ---------------------    ---------------------    -----------------------------
   March 31, 2005          $5,051,100              $(1,204,800)                  $3,443,700
   March 31, 2006                                  $(1,683,200)                  $(73,900)
   March 31, 2007                                  $(1,683,200)

     On November 16, 2005, the reset price of the Conversion Feature embedded in the Laurus 2004 Convertible Note became fixed at $0.20 per share, and the balance of the derivative liability of $1,681,300 was added to Additional Paid-in Capital.

     After bifurcation of the derivative liability, we allocated the proceeds received from the Laurus 2004 Convertible Note with the detachable Laurus 2004 Warrant using the relative fair value of the warrant ($796,700) at the time of issuance. The allocation to the warrant is being amortized as interest expense over the term of the Laurus 2004 Convertible Note, and the relative fair values of the October '04 Warrant ($20,600) and the Laurus March 2005 Warrant ($45,000) are being amortized from the date of issue to the maturity date of the Laurus 2004 Convertible Note. Amortization in the years ended March 31, 2007, 2006 and 2005 was $270,300, $270,300 and $180,700, respectively.

     The balance of the Laurus 2004 Convertible Note, including accrued interest, is $6.9 million at March 31, 2007.

INTUIT

     In connection with the RTI acquisition in June 2004, we issued a promissory note to Intuit for $0.5 million ("Intuit Note"). The balance of the Intuit Note which was $0.4 million including accrued interest at March 31, 2005 was paid in full in December 2005.

RTI NOTE HOLDERS

     In connection with the RTI acquisition in June 2004, we assumed RTI's obligations on notes payable totaling $1.8 million and issued an additional $0.5 million in debt to the holders of these notes. The outstanding balance on these notes which was $0.6 million including accrued interest at March 31, 2005 was paid in full as of May 31, 2005.

TOMCZAK/BOONE

     In connection with the RTI acquisition in June 2004, we issued promissory notes to RTI's two principals, Michael Tomczak and Jeffrey Boone ("Noteholders"), totaling $2.6 million ("Officers Notes"). As of March 31, 2005, the Officers Notes were due on June 1, 2006 and were payable in monthly installments in the aggregate of $20,000 from June 1, 2004 through May 1, 2005, increasing to $200,000 from June 1, 2005. The Officers Notes earn interest at a rate of 6.5% per annum. The balance of the Officers Notes is $2.5 million at March 31, 2007.

     On April 18, 2005, in conjunction with the issuance of a secured term note to Multi-Channel, pursuant to a Subordinated Seller Note Subordination Agreement ("Subordination Agreement"), the Officers Notes were subordinated to the debts owed by us to Multi-Channel and Laurus ("Senior Debts"), prohibiting any payment of principal or interest on the Officers Notes until the Senior Debts have been paid in full.

MARCH 2004 DEBENTURES

     On March 15, 2004, we sold Omicron Master Trust ("Omicron") and Midsummer Investment, Ltd. ("Midsummer") convertible debentures (the "March 2004 Debentures") for an aggregate price of $3.0 million pursuant to a securities purchase agreement (the "March 2004 Debenture Purchase Agreement"). The March 2004 Debentures bear an interest rate of 9% per annum, and provide for interest only payments on a quarterly basis, payable, at our option, in cash or shares of our common stock. The March 2004 Debentures initially matured on May 15, 2006, but the maturity date was extended to September 30, 2006, pursuant to the Amendment Agreement between us and Midsummer dated March 23, 2006 (the "Midsummer Additional Amendment"), to February 28, 2007, pursuant to the Amendment and Waiver Agreement between us and Midsummer dated October 9, 2007 (the "October 2006 Amendment"), and to April 30, 2007 pursuant to the Amendment and Waiver between us and Midsummer dated April 23, 2007.

     The March 2004 Debentures were initially convertible into shares of our common stock at a conversion price of $1.32 per share, subject to adjustment if we offer or sell any securities for an effective per share price that is less than 87% of the then current conversion price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004, or trigger other customary anti-dilution protections. Accordingly, the conversion price has been adjusted as described below.

     We also issued Omicron and Midsummer two warrants each as follows: (1) Series A Warrants to purchase up to an aggregate of 1,043,479 shares of our common stock at an exercise price of $1.15 per share with a five-year term, exercisable at anytime after September 16, 2004, subject to adjustment if we offer or sell any securities for an effective per share price that is less than the then current exercise price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004, or trigger other customary anti-dilution protections, and (2) Series B Warrants to purchase up to an aggregate of 8,500,000 shares of our common stock with an exercise price of $5 per share, subject to adjustment upon the issuance or sale of securities in a public offering for an effective per share price that is less than the then-current exercise price, and upon the trigger of other customary anti-dilution protections. The Series B Warrants expired on September 15, 2005. The conversion price of March 2004 Debentures and the exercise price of the Series A Warrants have been adjusted as described below.

     We entered into a registration rights agreement with Omicron and Midsummer dated March 15, 2004 (the "Omicron/Midsummer Registration Rights Agreement"), pursuant to which we were required to file a registration statement respecting the common stock issuable upon the conversion of the March 2004 Debentures and exercise of the warrants within 30 days after March 15, 2004, and to use best efforts to have the registration statement declared effective at the earliest date but in no event later than 90 days after March 15, 2004 (or 120 days in the event of full review). The Omicron/Midsummer Registration Rights Agreement provided that if we failed to file a registration statement within such 30 day period or have it declared effective within such 90 day period (or 120 day period in the event of a full review), we were obligated to pay liquidated damages to Omicron and Midsummer equal to 2% per month of each of their initial subscription amounts plus the value of any outstanding warrants. The filing deadline was extended to March 15, 2006 pursuant to the November 2005 Amendments, further extended to May 16, 2006, pursuant to the March 2006 Amendments, and further extended to October 31, 2007 pursuant to the March/April 2007 Amendments, and the initial effectiveness date was amended to 135 days after the filing date.

     A registration statement on Form S-3 registering the shares issuable upon conversion of Midsummer's March 2004 Debenture and the shares issuable on exercise of both Omicron's and Midsummer's Series A Warrants was filed on August 25, 2004. A registration statement on Form S-3 registering the shares issuable upon exercise of Midsummer's and Omicron's Series B Warrants was filed on September 13, 2004. The registration statements were combined into one registration statement on Form S-3 pursuant to Amendment No. 1 to the Forms S-3 filed on December 2, 2004. Amendment No. 2 to the registration statement was filed on January 25, 2005. The amended registration statements did not become effective, and we withdrew the filing on January 3, 2006. The liability for liquidated damages caused by the withdrawal of the filing as of March 31, 2005 was $53,000 which, along with any other defaults related to the terms of Midsummer's March 2004 Debenture, was cured by the November 2005 Amendments issued in conjunction with the November 2005 Term Notes.

     Amendment No 1
     --------------
     In July 2004, we entered into Amendment No. 1 to Midsummer's March 2004 Debenture in exchange for its consent to the Laurus 2004 Convertible Note transaction. The terms of Midsummer's March 2004 Debenture were amended as follows: (1) the prepayment penalty was eliminated, (2) the conversion price for the March 2004 Debenture and the exercise price for the Series A Warrant were reduced to $0.56 per share, (3) interest payments are due on a monthly, rather than quarterly, basis, (4) the commencement of monthly redemption payments was accelerated to September 1, 2004 and (5) the monthly redemption payments were revised such that payments of $50,000, which increased to $62,500 starting February 1, 2005, were due monthly commencing September 1, 2004. During the three months ended March 31, 2005, 185,672, 184,871 and 229,851 shares of common stock were issued valued at $58,155, $69,905 and $69,436 respectively, for payment of principal and interest. Computation of the number of shares is in accordance with the agreement and the share price is based upon the 20 day average volume weighted average price less a 20% discount. Management considers this to be the fair value of the shares of common stock issued.

     As part of Amendment No. 1, we issued 600,000 shares of our common stock, which we valued at $240,000, to Midsummer as payment for liquidated damages due under the Omicron/Midsummer Registration Rights Agreement and as partial consideration for Midsummer consenting to our issuance of the Laurus 2004 Convertible Note.

     With a portion of the proceeds from the sale of the Laurus 2004 Convertible Note, we paid Omicron $1.75 million, the full amount due under its March 2004 Debenture, plus $0.2 million in accrued interest, liquidated damages pursuant to the Omicron/Midsummer Registration Rights Agreement, and prepayment penalties.

     Amendment No. 2
     ---------------
     On November 30, 2004, we entered into Amendment No. 2 to Midsummer's March 2004 Debenture ("Amendment No. 2"). The terms of Midsummer's March 2004 Debenture were amended as follows: (1) the conversion price for the March 2004 Debenture and the exercise price for the Series A Warrant were reduced to $0.37 per share, (2) all outstanding accrued and unpaid liquidated damages and all liquidated damages that may accrue through January 31, 2005 were waived, (3) until the shares are registered, we may make monthly interest payments in shares of restricted stock valued at 80% of the value weighted average price for the 20 days prior to either the interest payment date or on the date the shares are issued, whichever is lower, and (4) the date by which the registration statement covering the shares issuable upon conversion of Midsummer's March 2004 Debenture and the related warrants must be declared effective was extended to January 31, 2005 (further extended to October 31, 2007 pursuant to the March/April 2007 Amendments). In addition, we issued Midsummer an additional warrant (the "November 2004 Warrant") with a five-year term to purchase 200,000 shares of our common stock at an exercise price of $0.41 per share.

     Midsummer Additional Amendment
     ------------------------------
     In conjunction with the March 2006 Amendments associated with the November 2005 Term Notes, on March 23, 2006, we also entered into an Amendment Agreement to the Securities Purchase Agreement dated March 15, 2004 (the "Midsummer Additional Amendment") pursuant to which: (1) the maturity date under the March 2004 Debenture was extended to September 30, 2006 and (2) the Company agreed to commence paying Midsummer monthly interest in the amount of $35,613 commencing on April 28, 2006 and continuing until September 29, 2006 as payment in full of accrued but unpaid interest under the March 2004 Debenture (through September 29, 2006) and Midsummer's June 2005 Note (through August 28, 2006). In exchange for Midsummer agreeing to the foregoing, the Company agreed to adjust the exercise price under the warrants issued to Midsummer dated March 31, 2003, July 1, 2003, March 15, 2004 and November 30, 2004 for an aggregate of 1,402,084 shares of common stock to $0.01 and issued Midsummer an additional warrant (the "Midsummer Additional Warrant") to purchase up to 1,610,005 shares of the Company's common stock for $0.20 per share.

     Derivative Liabilities and Beneficial Conversion
     ------------------------------------------------
     In accordance with SFAS 133, we accounted for the Conversion Feature embedded in the March 2004 Debentures as a derivative liability and recorded the following derivative liability transactions in the years ended March 31, 2004, 2005, 2006 and 2007.

                                                                     Increase (Decrease) in Net Income
                                                             --------------------------------------------------
                                   Initial Derivative          Amortization of        Change in Fair Value of
         Year Ended             Liability/Debt Discount         Debt Discount          Derivative Liability
         --------------------   -------------------------    --------------------    --------------------------
         March 31, 2004                $1,736,000                 $(35,600)                  $214,900
         March 31, 2005
             Debt Reduction                                      $(858,200)                  $193,200
             Period Expense                                      $(467,800)                 $1,165,300
         March 31, 2006                                          $(334,600)                   $9,800
         March 31, 2007                                           $(39,800)

     On November 16, 2005, the reset price of the Conversion Feature embedded in Midsummer's March 2004 Debenture became fixed at $0.20 per share, and the balance of the derivative liability of $152,800 was added to Additional Paid-in Capital.

     After bifurcation of the derivative liability, we allocated the proceeds received from the March 2004 Debentures with the detachable Series A and Series B Warrants using the relative fair value of the warrants ($782,200) at the time of issuance. The allocation to the warrants is being amortized as interest expense over the term of the March 2004 Debentures, and the relative fair value of the November 2004 Warrant ($9,200) and the Midsummer Additional Warrant ($19,400) is being amortized from the date of issue to the maturity date of the Midsummer March 2004 Debentures. Amortization in the years ended March 31, 2007, 2006 and 2005 was $39,000, $155,000 and $212,500, respectively.

     The outstanding balance of Midsummer's March 2004 Debenture, including accrued interest, is $926,000 at March 31, 2007.

     For a period of one hundred eighty (180) days following the date the registration statement covering the shares issuable upon conversion of the March 2004 Debentures and related warrants is declared effective (the "Omicron/Midsummer Registration Effective Date"), both Omicron and Midsummer have the right, in their sole discretion, to elect to purchase their pro rata portion of additional March 2004 Debentures and Series A Warrants for an aggregate purchase price of up to $2.0 million in a second closing (the "Second Closing"). The terms of the Second Closing would be identical to the terms set forth in the March 2004 Purchase Agreement and related documents, except that, the conversion price for the additional debentures and the exercise price for the additional warrants shall be equal to 115% of the average of the daily volume weighted average price of our common stock for the 10 days preceding the Second Closing ("Second Closing Price"). The Series A Warrant coverage for the Second Closing shall be 40% of each Purchaser's subscription amount in the Second Closing divided by the Second Closing Price.

     For a period of one hundred eighty (180) days following the Omicron/Midsummer Registration Effective Date, if the daily volume weighted average price of our common stock for fifteen (15) consecutive trading days exceeds the then current conversion price by more than 200%, subject to adjustment, we may, on one occasion, in our sole determination, require Omicron and Midsummer to purchase each of their pro rata portion of additional debentures and Series A Warrants for an aggregate purchase price of up to $2.0 million. Any such additional investment shall be under the terms set forth in the March 2004 Purchase Agreement and related documents, except that, the conversion price for the additional debentures and the exercise price for the additional warrants shall be equal to the then current conversion price and warrant exercise price for the March 2004 Debentures and Series A Warrants.

     For a period of six (6) months following the Omicron/Midsummer Registration Effective Date, Omicron and Midsummer have a right of first refusal to participate in certain future financings by us involving the sale of our common stock or equivalent securities.

CONVERSION OF SERIES B PREFERRED STOCK

     On August 30, 2004, Michael Tomczak and Jeffrey Boone converted the 2,517,232 shares of Series B Convertible Preferred Stock received as part of the consideration for our acquisition of Retail Technologies International, Inc. into 7,551,696 shares of our common stock in accordance with the terms of the Amended and Restated Agreement of Merger and Plan of Reorganization, dated June 1, 2004. As of March 31, 2007, there are no shares of Series B Convertible Preferred Stock outstanding.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual obligations, including purchase commitments at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                Payment due by period
                                                                ---------------------
Contractual Cash Obligations              Total      Less than 1 year   1-3 years    3-5 years   Thereafter
----------------------------              -----      ----------------   ---------    ---------   ----------
                                                                  (in thousands)
Long-term debt obligations                $  17,952           $ 12,637     $  5,315     $    --       $    --
Operating leases                              7,386              1,638        3,294       2,454            --
Purchase obligations                          4,618              4,618           --          --            --
Stock Price Protection Accrual                1,737                 --        1,737
                                      ------------------------------------------------------------------------

  Total contractual cash obligations      $  31,693          $  18,893     $ 10,346     $  2,454      $    --
                                      ========================================================================

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

          We license software under non-cancelable agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended and interpreted by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" as well as Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", updated by SABs 103 and 104, "Update of Codification of Staff Accounting Bulletins", and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers our professional services essential to the functionality of the software product, we follow the guidance in Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts.".

          We recognize software license revenue, including third party license revenues or partner products, from sales to end users or resellers upon the occurrence of all of the following events:
               a) execution of agreements, contracts, purchase orders, or other arrangements, generally signed by both parties (except in customer specific or procedural instances in which we have a customary business practice of accepting orders without signed agreements);
               b)   delivery of the software;
               c)   establishment of a fixed or determinable license fee;
               d) reasonable assurance of the collectibility of the proceeds, and
               e) determination that vendor specific objective evidence ("VSOE") of fair value exists for any undelivered elements of the arrangement.

          If a software license arrangement with an end user contains customer acceptance criteria, revenue is recognized when we can objectively demonstrate that the software can meet the acceptance criteria or the acceptance period lapses, whichever occurs earlier. If a software license arrangement with an end user contains a cancellation right, the software revenue is recognized upon the expiration of the cancellation right. Typically, payments for our software licenses are due in installments within twelve months from the date of delivery. Where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

          Software license revenue derived from sales to resellers who purchase our product for resale to end users is recognized upon delivery of the software to the reseller based on our Business Partner contracts and our Business Partner Return Policy which limits our exposure to costs and losses that may occur in connection with the return of software licenses. Our selection of resellers to act as business partners and the terms of the related contracts meet the qualifications for revenue recognition under SFAS No. 48, "Revenue Recognition When Right of Return Exists". Based on our experience with out return policy, our exposure to losses from returns by resellers at the end of any reporting period is immaterial.

          We have established VSOE for all elements included in our sales contracts - license fees and upgrades, professional services, and maintenance services. License fees and upgrades are based on an established matrix of prices applicable to each customer's system requirements. Professional services related to modification, implementation, and installation of systems and training of customer personnel are based on standardized hourly rates for the skill level of service performed. Maintenance revenues are based on a schedule of fees applicable to the customers' varying maintenance requirements, and are generated by contracts that are separate from arrangements to provide licenses and/or services to our customers. The revenue from undelivered elements in an arrangement at the end of any reporting period is deferred based on the VSOE of that element. Deferred revenue consists primarily of deferred license fees, unearned maintenance contract revenue, and unearned contract revenue accounted for using the completed contract method.

          Some of our software license arrangements require professional services for significant production, customization or modification of the software, or to meet the customer's requirements for services that are essential to the functionality of the software product. In these arrangements, both the software licenses revenue and the professional services revenue are recognized using the percentage of completion method, based on labor hours incurred versus the estimate of total hours required to complete the project under the guidance of SOP 81-1. Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable. Contracts whose scope does not allow a reasonable estimation of the percentage of completion, that contain clauses that present a significant potential impediment to completion, or that contain a cancellation right are accounted for using the completed contract method.

          In addition to professional services performed in conjunction with the sales of new licenses or license upgrades, we perform consulting services that are separately priced, are generally available from a number of suppliers, and include project management, system planning, design and implementation, customer configurations, and training. These consulting services are billed on both an hourly basis (Time and Material) and under fixed price contracts. Consulting services revenue billed on an hourly basis is recognized as the work is performed. On fixed price contracts, consulting services revenue is recognized using the percentage of completion method of accounting by relating hours incurred to date to total estimated hours at completion. We have, from time to time, provided software and consulting services under fixed price contracts having a payment schedule based on the achievement of certain milestones. Provided that we are able to determine that the services being performed will meet the milestone criteria, we recognize revenue on these contracts on the percentage of completion method without reference to the milestones. Otherwise, we defer the earned revenue determined under the percentage of completion method until the milestone(s) has been achieved.

          Customer support services include post-contract support and the rights to unspecified upgrades and enhancements. Maintenance revenues from ongoing customer support services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the maintenance period.

     o Estimation of Derivative Liabilities. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), we have determined that, as a result of anti-dilution reset provisions that make the number of shares issuable upon conversion of our various long-term debt instruments variable, the conversion features embedded in our long-term debt instruments qualify as derivative instruments.

          SFAS 133 requires a periodic valuation of the fair value of the derivative instruments and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of long-term debt instruments is applied first to the proceeds of such issuance as a debt discount at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the financial statements. A valuation is made at each quarterly balance sheet date, and any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The valuation of the derivative liabilities requires significant judgment. The models used to value the derivative liabilities use several assumptions including estimates of time required to comply with Registration Rights Agreements, historical stock price volatility, risk-free interest rates, remaining maturity, and management's interpretation of the agreements related to the derivatives.

          We classify the liquidated damages clause contained in the Registration Rights Agreements entered concurrently with the various long-term debt instruments pursuant to Emerging Issues Task Force Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19" ("EITF 05-4") as a separate financial instrument. Following the guidance of FASB Staff Position No. EITF 00-19-2, we recognize the contingent obligation to make future payments under the Registration Rights Agreements in accordance with SFAS No. 5, "Accounting for Contingencies".

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

     o Valuation of Long-lived and Intangible Assets and Goodwill. Starting fiscal 2003, we adopted SFAS No. 142 resulting in a change in the way we value long-term intangible assets and goodwill. Accordingly, we no longer amortize goodwill, but instead test goodwill for impairment on an annual basis or more frequently if certain events occur. Goodwill is to be measured for impairment by reporting units, which currently consist of our operating segments. At each impairment test for a business unit, we are required to compare the carrying value of the business unit to the fair value of the business unit. If the fair value exceeds the carrying value, goodwill will not be considered impaired. If the fair value is less than the carrying value, we will perform a second test comparing the implied fair value of the business unit goodwill with the carrying amount of that goodwill. The difference, if any, between the carrying amount of that goodwill and the implied fair value will be recognized as an impairment loss, and the carrying amount of the associated goodwill will be reduced to its implied fair value. These tests require us to make estimates and assumptions concerning prices for similar assets and liabilities, if available, or estimates and assumptions for other appropriate valuation techniques.

          For our intangible assets with finite lives, including our capitalized software and non-compete agreements, we assess impairment at least annually or whenever events and circumstances suggest the carrying value of an asset may not be recoverable based on the net future cash flows expected to be generated from the asset on an undiscounted basis in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". When we determine that the carrying value of intangibles with finite lives may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

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

     o Stock-Based Compensation. We do not record compensation expense for options granted to our employees as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, we do not record compensation expense for shares issued under our employee stock purchase plan. As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", we account for costs of stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, disclose the pro forma effect on net income (loss) and related per share amounts using the fair-value method defined in SFAS No. 123, updated by SFAS No. 148.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of SFAS No. 151 to have a material impact, if any, on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of SFAS No. 152 to have a material impact, if any, on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment to APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to APB Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of SFAS No. 153 to have a material impact, if any, on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. For public issuers, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Early adoption for financial statements that have not been issued is encouraged. Consequently, commencing in the first quarter of fiscal 2006, we have adopted SFAS No. 123(R).

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No.154 requires retrospective application to prior periods' financial statements of changes in accounting principle as if that principle had always been used, changes in the reporting entity, and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No.154 is effective for our financial statements commencing with the first quarter of fiscal 2007.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies SFAS No. 133 with regard to interest-only strips, requires evaluation of interests in securitized financial assets to identify freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding certain derivative financial instruments. SFAS No. 155 is effective for our financial statements commencing with the first quarter of fiscal 2008.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 156 requires recognition of a servicing asset or servicing liability each time an obligation is undertaken to service certain financial assets, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, permits the selection of alternate subsequent measurement methods for each class of separately recognized servicing assets, permits a one-time reclassification of available-for-sale securities to trading securities upon adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. SFAS No. 156 is effective for our financial statements commencing with the first quarter of fiscal 2008. We do not expect adoption of SFAS No. 156 to have a material impact, if any, on our financial position or results of operations.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109". Interpretation No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation No. 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect adoption of Interpretation No. 48 to have a material impact, if any, on our financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which amends all previously issued and effective Accounting Principals Board Opinions and Statements of Financial Accounting Standards containing references to fair value measurement including SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets",

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for our financial statements commencing with the first quarter of fiscal 2009.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, to recognize changes in that funded status in the year in which changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit corporation, and to measure the funded status of a plan as of the date of its year-end statement of financial position. The required date of adoption of the recognition and disclosure provisions of this Statement is March 31, 2007. We do not expect adoption of SFAS No. 158 to have a material impact, if any, on our financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, the objective being to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for our financial statements commencing April 1, 2008, and early adoption is permitted provided that we elect to apply the provisions of SFAS No. 157, "Fair Value Measurements" concurrently.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risks, which include changes in interest rates and changes in foreign currency exchange rate as measured against the U.S. dollar.

INTEREST RATE RISK

     At March 31, 2007, we have $6.8 million of outstanding debt under the Laurus 2004 Convertible Note issued July 12, 2004 bearing interest at the prime rate plus 2%. During the year ended March 31, 2007, the applicable interest rate has increased from 9.5% to 10.25%. The applicable interest rate at October 31, 2007, based on the prime rate, is 9.5%.

     At March 31, 2007, we have $4.2 million outstanding under the June 2005 Convertible Notes issued June 15, 2005 bearing interest at the prime rate plus 1%. During the year ended March 31, 2007, the applicable interest rate has increased from 8.5% to 9.25%. The applicable interest rate at October 31, 2007, based on the prime rate, is 8.5%.

     At March 31, 2007, we have $3.3 million outstanding under term notes to Laurus and Midsummer bearing interest at the prime rate plus 2% (effective rate at October 31, 2007 - 9.5%).

     In the year ended March 31, 2007, the prime rate increased ratably with each increase in the Federal Reserve Target Rate. To the extent that the Federal Reserve Target Rate increases or decreases during the term of the outstanding debt, we expect that the prime rate will increase or decrease and, accordingly change our cost of financing.

FOREIGN CURRENCY EXCHANGE RATE RISK

     We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rates. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. We do not hedge against foreign currency risk. Approximately 17%, 13% and 31% of our total net sales from continuing operations were denominated in currencies other than the U.S. dollar for the periods ended March 31, 2007, 2006 and 2005, respectively.

EQUITY PRICE RISK

     We have no direct equity investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements at March 31, 2007, 2006 and 2005 and the report of Goldman & Parks, LLP, independent accountants are included in this report on pages beginning on F-1. Unaudited quarterly financial data is included as Note 14 to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On February 13, 2007, our Audit Committee made a recommendation, which our board of directors approved, to dismiss Singer Lewak Greenbaum & Goldstein LLP ("SLGG") as its independent registered public accounting firm. On February 15, 2007, before we notified SLGG of our decision and filed a Current Report on Form 8-K, we received a letter from SLGG advising us that it had resigned, effective immediately, as our independent accountants and auditors and that it would cease providing audit services to the Company in connection with the audit of its fiscal year ending March 31, 2005, and would not opine on the opening balance sheet of Retail Technologies, Inc. as of June 1, 2004.

     In its letter of resignation, SLGG advised us that it recently had been made aware of information concerning items addressed in previous audits that it believes conflicts with information and representations presented by us at the time of the audits. SLGG stated it believes the information it received at the time of the audits was incomplete or misleading and, as a result, reliance can no longer be placed on its audit opinions for the fiscal years ending March 31, 2002, 2003 and 2004. In addition, SLGG withdrew its auditor's reports on the Company's financial statements for the same time periods. SLGG's audit reports on the consolidated financial statements of the Company for the three fiscal years ended March 31, 2004 did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     From mid-to-late 2006, we made separate presentations to SLGG detailing our proposed accounting treatment related to revenue recognition, accounting for certain convertible debt, and discontinued operations. SLGG had an initial difference of opinion on each presentation and proposed accounting treatment, and we resolved the issues in favor of SLGG.

     Except as described above, for the three fiscal years ending March 31, 2005, and in the subsequent interim periods preceding the resignation of SLGG, there have been no disagreements (as described in Regulation S-K Item 304) with SLGG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SLGG, would have caused SLGG to make reference thereto in its report on the financial statements for such years.

     We requested that SLGG furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements and, if not, stating the respects in which SLGG does not agree. On March 5, 2007, we received SLGG's response letter which was filed as an exhibit to Form 8-K on March 6, 2007. By filing the letter as an exhibit as required by
Item 304 of Regulation S-K, we are not necessarily indicating our agreement with the statements contained therein.

     On February 13, 2007, acting on the recommendation of the Company's Audit Committee, our Board of Directors approved the appointment of Goldman & Parks, LLP as the Company's independent registered public accounting firm. Goldman & Parks, LLP was formally retained on February 20, 2007. During the fiscal years ended March 31, 2007, 2006, 2005, and 2004, the Company has not consulted with Goldman & Parks, LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (ii) on any matter that was the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(iv) or a reportable event (as described in Regulation S-K Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES

     Our management, including our principal executive officer and principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that were in effect at the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as a result of material weaknesses in internal control over financial reporting, as discussed below, existing at March 31, 2005, our disclosure controls and procedures were not effective to ensure that all material information relating to us that is required to be included in the reports that we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     As of June 30, 2005, we identified material weaknesses in our internal control over financial reporting that have delayed the filing of this report and have caused us to conclude that a restatement of the financial statements for the years ended March 31, 2003 and 2004 is necessary. The material weaknesses were comprised of the following:

     a) As of March 31, 2003, deficiencies arose from the misinterpretation of the accounting principles regulating the recognition of revenue from software sales contracts. In addition, our license revenue recognition and, to some extent, the revenue recognition from contracts requiring professional services in conjunction with the implementation of the license, were not independently reviewed in sufficient detail by an employee with adequate technical accounting training and experience to verify that the revenue was recorded in the appropriate period.

     b) As of March 31, 2004, we failed to recognize the existence of embedded derivatives in our various debt instruments that have the characteristics of both debt and equity. These contracts were not independently reviewed in sufficient detail by an employee with adequate technical accounting training and experience to recognize the characteristics of the clauses and features contained in the debt instruments that would require an analysis to determine the existence of embedded derivatives and the appropriate accounting treatment.

     Subsequent to the discovery of the material weaknesses, we have instituted procedures related to the standardization of our software sales contracts, identification of the elements of the contracts and their functional relationship, communications between the project management and financial reporting functions, and we have retained the services of qualified professionals to perform periodic evaluations of our debt instruments to determine the existence and fair value of embedded derivatives. There have been no other changes in internal controls over financial reporting that were identified during the evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

     All information required to be disclosed on Form 8-K during the quarter ended March 31, 2007 has been reported.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors are elected at each annual meeting of the shareholders. Officers are elected at the first meeting of the Board of Directors following each annual meeting of the shareholders for such terms as are determined by the Board of Directors. Our directors and executive officers, and their ages as of October 31, 2007, are as follows:

       NAME                    AGE              POSITION
       ----                    ---              --------

Michael Silverman (1) (2)      62         Chairman of the Board

Barry Schechter                54         Chief Executive Officer and Director

Darren Williams                40         Chief Operating Officer

Philip Bolles                  64         Chief Financial Officer

Ian Bonner (1) (2)             51         Director

Donald Radcliffe (2)           62         Director

Stephen Spector (1)            60         Director

Julia Eakes (1)                57         Director

Ken Sapp                       46         Senior Vice President, Global Sales

Richard Gaetano                34         Vice President / General Manager, IPMS

Kerry Kodatt                   41         Vice President, Retail Pro Payment
                                          Solutions

Stacey Shulman                 34         Vice President, Development

Mike Dotson                    41         Managing Director, European Operations

     (1) Member of the Compensation Committee
     (2) Member of the Audit Committee

     There are no family relationships among the directors. There are no arrangements or understandings between any director and any other person pursuant to which that director was or is to be elected.

     Michael Silverman became a director in January 2001 and Chairman in February 2004. Mr. Silverman founded Advanced Remote Communications Solutions, Inc. (formerly known as Boatracs, Inc.) in 1990. He previously served as its Chairman until May 2002, and as Chief Executive Officer and President until October 1997, and from November 1999 to May 2002. Mr. Silverman is a Chartered Accountant (South Africa) and has an M.B.A. from Stanford University. Mr. Silverman is a member of the Audit and Compensation Committees.

     With over 25 years of experience in the management of software companies, Barry Schechter has extensive industry knowledge of retail software systems and products. This depth of knowledge and experience provides him with a unique perspective on the future of retail software technology. Barry has previously held numerous executive positions within the Company. He was Chief Executive Officer from February 1994 to January 2001 and again from October 2001 through December 2002. He was also Chief Executive Officer of our predecessor company, Sabica Ventures, Inc., from its inception in February 1990. He returned to Island Pacific in April 2005 as Chief Executive Officer and a Director of the Board. Through his leadership, the Company has recently undergone extensive refocusing and rededication to its technology, customers, business partners and staff. Barry holds a Bachelor's degree in accounting and is a Chartered Accountant.

     Darren Williams is a seasoned mid-market business software leader who joined Island Pacific in 2004 from the Sage Group where he served as Vice President, Strategic Sales. Prior to Sage, Darren was Executive Vice President of Business Development at Retail Technologies International where he led the team that formulated the agreement with Intuit for QuickBooks POS. Other key executive positions in the past include Senior Vice President, General Manager of e-commerce at Rival Networks, contributing in the formation and growth of the company; and Team Spirit, a retail chain featuring licensed team logo merchandise, which he founded. Darren holds a Bachelor's degree in Business Administration from the University of Washington.

     Philip Bolles has over forty years experience as an independent CPA, CFO and, for the past fifteen years, a consultant providing services related to business combinations, financial reconstructions and SEC reporting compliance to a variety of public companies and private companies preparing to register as public companies. In that time, Phil has developed his expertise in the specific accounting principles and reporting practices associated with the software industry. Phil holds a Bachelor of Science degree in Accounting, with Honors from the University of San Diego.

     Ian Bonner became a director in May 1998. He is the former President and Chief Executive Officer of Terraspring, Inc., a software and Internet infrastructure company. From 1993 until April 2001, he held various positions with IBM Corporation, including Vice President of Partner Marketing and Programs for the IBM/Lotus/Tivoli Software Group. His responsibilities included the development and implementation of marketing campaigns and programs designed to serve the business partners of IBM, Lotus and Tivoli, including major accounts, independent software vendors and global systems integrators. He also oversaw the IBM BESTeam and the Lotus Business Partner programs which are designed to provide enhanced opportunities, including education, marketing and training support, to qualified providers of IBM's and Lotus's portfolio of network solutions. Mr. Bonner received a Bachelor of Commerce from the University of the Witwatersrand in 1976 and a graduate degree in Marketing Management and Market Research and Advertising from the University of South Africa in 1978. Mr. Bonner is a member of the Audit and Compensation Committees.

     Donald Radcliffe rejoined the Board of Directors as a director in August 2004. He first became our director in May 1998 and served until October 2003. He has been President of Radcliffe & Associates since 1990. Radcliffe & Associates provides financial consulting services to public companies. Since 1984 he has also been Executive Vice President and Chief Operating and Financial Officer of World-Wide Business Centres, which is a privately held operator of shared office space facilities. Mr. Radcliffe received a B.S. from Lehigh University and an M.B.A. from Dartmouth College. He is a Certified Public Accountant and a member of the Audit Committee.

     Stephen Spector became a director in August 2004. Mr. Spector has been a practicing lawyer since 1972 specializing in banking, finance and corporate reorganization although he maintains general business consulting engagements with public and private companies. Mr. Spector is Chairman of the Board of Directors of CaminoSoft Corp (OTCBB:CMSF). CaminoSoft is in the business of developing and selling storage solutions based on its proprietary multi-tiered high availability and hierarchical data storage management software products. Mr. Spector also serves on CaminoSoft's Board of Directors Audit and Compensation Committees. Mr. Spector serves on Island Pacific's Compensation Committee.

     Julia Eakes became a director in August 2004. Ms. Eakes is the Executive Vice President and Managing Director of DHR International. Prior to her appointment with DHR, she was a Partner with Highland Partners in the Los Angeles office. She is a member of the Retail, Consumer Products and Global Technology Practices. In addition, Ms. Eakes serves as the sector coordinator for diversity initiatives and is an active member of the Women's Board of Directors Network. Prior to joining Highland Partners, Ms. Eakes was a Partner with KPMG Consulting for 5 years in the Consumer Markets Practice where she focused on leading major change initiatives requiring the implementation of new technologies, processes, and organizational structures to enhance supply chain effectiveness and retail channel integration. Ms. Eakes served as the National Accounts Partner for key accounts including ARAMARK, Circuit City and Home Depot. Ms. Eakes is a graduate of the University of South Carolina with a BA in Business Administration and Education. She is actively involved in The National Retail Association of Corporate Directors and Council of Logistics Management. Ms. Eakes serves on the Compensation Committee.

     Ken Sapp has over 20 years of industry sales experience including a comprehensive blend of enterprise sales, mid-market channel sales and international business development skills garnered at the likes of Oracle, NCR, FieldCentrix and most recently as Director of North American Channel Sales at Sage Software. He is also the recipient of several honors and awards for sales achievements and sales management, and has earned a reputation for creating ground-breaking, revenue boosting strategies. Ken's role is to further develop our existing business partners, add new business partners in underserved markets and position RetailPro and its business partners to better capitalize on large and multi-national retail chain opportunities. Ken holds a Bachelor's degree in Finance from California State University, Long Beach.

     For nearly 20 years Richard Gaetano has been a retailing expert, first with a major North American retailer involved in inventory controls, assortment selection, store layouts and more; and for the last 12 years with Island Pacific. As VP/General Manager for Island Pacific's IPMS division, Richard is responsible for overseeing all aspects of this key product including development and customizations, professional services, technical support and worldwide sales. Well qualified for his job, Richard has served stints in several departments; as a Technical Lead for POS interface and utilities within Quality Assurance; as a Senior Technical Consultant in Professional Services responsible for POS, Warehouse and Planning system integration and customizations; and as Technical Services/Development Manager and Senior Director of Product Architecture, overseeing all development both core and custom.

     Kerry Kodatt has over two decades of sales, marketing, business development and international P&L experience with financial and transaction processing based entities, including First Data Corporation and Paymentech Solutions, the world leaders in their respective spaces. He has led multi-cultural, multi-lingual and geographically-diverse teams to deliver value to all key stakeholders and constituencies. Kerry has been instrumental in launching 16 new business ventures in his career, working from the ground floor levels to bring these entities to successful fruition. Kerry earned his Bachelor's degree in Economics and his Masters Degree in Business Administration with a concentration in Marketing at Bellarmine University in Louisville.

     With over 17 years experience managing advanced computer technology, Stacey Shulman is a former retail buyer with both large and small chains specializing in general merchandise, sporting goods and home improvement. Her experiences also include instruction in software development for clients such as Hewlett Packard, Xerox Corporation, California Department of Corrections and the FBI. She originally taught certification classes for Retail Pro's predecessor, RTI, and then began managing the development team principally responsible for creating the framework upon which the Retail Pro 9 Series product is based.

     Mike Dotson began with Island Pacific in 1994 and has worked his way up from an application specialist to a project manager, and now Managing Director of all European operations. Prior to joining Island Pacific, Mike was Senior Merchandise Manager for JC Penney, responsible for a wide variety of merchandise areas including planning, buying, merchandising and inventory control. Mike's extensive retail experience is a key element in helping Island Pacific customers in the UK receive advanced, superior solutions for their retail management challenges. His extended experience at Island Pacific includes a noted IPMS implementation with the Foothold Group where Mike's project team successfully implemented the Merchandising, Warehousing and Sales Audit systems which resulted in Foothold being operational in just three months. Mike became Managing Director of our United Kingdom Operations in April 2001. Mike received a B.A. in Political Science and Economy from University of California at Irvine in May 1988.

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

     Based solely on a review of copies of such reports furnished to us and written representations that no Form 5 report was required for the fiscal year ended March 31, 2007, we believe that all persons subject to the reporting requirements of Section 16(a) were in compliance during the fiscal year ended March 31, 2007.

CODE OF ETHICS AND BUSINESS CONDUCT

     We have adopted a Code of Ethics and Business Conduct ("Code of Ethics"), which is posted on our website at www.islandpacific.com that applies to all of our employees, officers and directors. Any amendment to the Code of Ethics, and any waiver of the provisions of the Code of Ethics granted to any executive officer, financial officer, director or persons performing similar functions will be immediately disclosed on our website.

BOARD COMMITTEES

     We have established a Compensation Committee and an Audit Committee.

     The Board of Directors formed a Compensation Committee in April 1998. The Compensation Committee's primary function is to establish the compensation policies and recommend compensation arrangements for senior management and directors to the Board of Directors. The Compensation Committee also recommends the adoption of compensation plans, in which officers and directors are eligible to participate, and the granting of stock options or other benefits to executive officers. The Compensation Committee is composed entirely of independent directors (as "independence" is defined in Section 121(A) of the listing standards of the American Stock Exchange). Current members of the Compensation Committee are Michael Silverman, Ian Bonner, Steven Spector and Julia Eakes. The Compensation Committee met four times during the fiscal year ended March 31, 2007.

     The Compensation Committee reviews and approves our compensation strategy to ensure that management is rewarded appropriately for its contributions to our growth and profitability, and that the strategy supports organization objectives and stockholder interests. In addition, the Compensation Committee reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO's performance in light of those goals and objectives, and determines the CEO's compensation level based on this evaluation, provided that the salary and other short-term compensation is subject to approval of the Board of Directors.

     The Board of Directors also formed an Audit Committee in April 1998. The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its responsibilities for our financial reporting. The Audit Committee recommends the engagement and discharge of independent auditors, reviews the audit plan and the results of the audit with independent auditors, reviews the independence of the independent auditors, reviews internal accounting procedures and discharges such other duties as may from time to time be assigned to it by the Board of Directors. Current members of the Audit Committee are Michael Silverman, Ian Bonner, and Donald Radcliffe. The Audit Committee is composed entirely of independent directors. The Audit Committee met four times during the fiscal year ended March 31, 2007.

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

                                                                                            LONG TERM
                                         ANNUAL COMPENSATION                              COMPENSATION
                           -----------------------------------------------------------    ------------
                                                                                           SECURITIES         ALL OTHER
       NAME AND                                                        OTHER ANNUAL         UNDERLYING      COMPENSATION
PRINCIPAL POSITION         YEAR       SALARY($)      BONUS($)       COMPENSATION($)(1)     OPTIONS/SARS          ($)
------------------         ----       ---------      --------       ------------------     ------------     -------------

Barry Schechter            2007        477,500        10,000                  --            3,500,000               --
(Chief Executive           2006        285,000            --                  --                   --               --
 Officer)

Darren Williams (2)        2007        240,000            --                  --            1,500,000               --
(Chief Operating           2006        220,625            --                  --                   --               --
Officer)                   2005         88,356            --                  --              200,000               --

Colin Levy (3)             2007        190,588            --                  --                   --               --
(Chief Financial           2006        147,550            --                  --              200,000               --
Officer)

Richard Gaetano            2007        165,000            --                  --              110,000               --
(Vice President)           2006        125,300            --                  --                   --               --

Mike Dotson                2007        181,200            --                  --              125,000               --
(Vice President)           2006        196,000            --                  --                   --               --
                           2005        100,000            --                  --               75,000            5,000

Michael Tomczak (4)        2006        192,050            --                  --                   --          192,050
(Former President and      2005        294,250       140,000                  --            1,772,354               --
Chief Operating Officer)

Jeffrey Boone (5)          2006        128,500            --                --                     --          128,500
(Former Chief              2005        229,500       140,000                --              1,572,354               --
Technology Officer)

     (1) We provide certain compensatory benefits and other non-cash compensation to the named executive officers. Except as set forth above, our incremental cost of all such benefits and other compensation paid in the years indicated to each such person was less than 10% of his or her reported compensation and also less than $50,000.
     (2) Mr. Williams began his employment with us in September 2004.
     (3) Mr. Levy began his employment with us in June 2005.
     (4) Mr. Tomczak was employed with us from June 2004 to October 2005. All Other Compensation represents severance payments.
     (5) Mr. Boone was employed with us from June 2004 to October 2005. All Other Compensation represents severance payments.

STOCK OPTION GRANTS AND EXERCISES

     The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the named executive officers.

                                           OPTION GRANTS IN LAST FISCAL YEAR
                                                                                               POTENTIAL REALIZABLE VALUE
                                                                                                 AT ASSUMED ANNUAL RATES
                                                                                                     OF STOCK PRICE
                                                                                                 APPRECIATION FOR OPTION
                                            INDIVIDUAL GRANTS                                           TERM ($)
                      ------------------------------------------------------------------------ --------------------------
                                                                      EXERCISE OR
                       DATE OF        OPTIONS                         BASE PRICE    EXPIRATION
       NAME             GRANT        GRANTED(#)        % OF TOTAL        ($/SH.)       DATE            5%          10%
       ----             -----        ----------        ----------        -------       ----            --          ---
Barry Schechter       8/17/2006        500,000 (1)         5.88%          0.10       8/17/2006       31,445      79,687
                      10/3/2006      3,000,000 (2)        35.30%          0.09       10/3/2009       42,559      89,370
Darren Williams       8/17/2006         500,000(1)         5.88%          0.10       8/17/2006       31,445      79,687
                      10/3/2006      1,000,000 (2)        11.77%          0.09       10/3/2009       14,186      29,790
Mike Dotson            8/1/2006        125,000 (1)         1.47%          0.13        8/1/2016       10,220      25,898
Richard Gaetano        5/9/2006        110,000 (1)         1.29%          0.14        5/9/2016        9,685      24,544

     (1) Options vest as to one-third of the shares on the first anniversary of the grant and the remaining two-thirds of the shares in 24 equal monthly installments after the first vesting date, subject to continuing service.
     (2)  Options are fully vested on issuance.

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

                           FISCAL YEAR END OPTION VALUES

                         NUMBER OF SECURITIES
                        UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-THE-MONEY
                         OPTIONS AT FY END (#)             OPTIONS AT FY END ($)
       NAME            EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE (1)
       ----            -------------------------       -----------------------------
Barry Schechter            4,516,854/500,000                   --/--
Darren Williams            1,166,666/533,334                   --/--
Colin Levy                  116,666/83,334                     --/--
Richard Gaetano              77,500/122,500                    --/--
Mike Dotson                 102,500/137,500                    --/--
Michael Tomczak                  --/--                         --/--
Jeffrey Boone                    --/--                         --/--

(1) Based upon the market price of $0.09 per share, determined on the basis of the closing sale price per share of our common stock on the Electronic Interdealer Quotation and Trading System on the last trading day of the 2007 fiscal year, less the option exercise price payable per share.

     On November 6, 2005, Michael Tomczak's and Jeffrey Boone's options to purchase 1,772,354 and 1,572,354 shares of our common stock were cancelled as a result of their terminations on October 7, 2005.

LONG TERM INCENTIVE PLANS/BENEFIT OR ACTUARIAL PLANS

     We do not have any long-term incentive plans, as those terms are defined in SEC regulations. We have no defined benefit or actuarial plans covering any named executive officer.

COMPENSATION OF DIRECTORS

     We have established a compensation plan for Directors providing for quarterly payments of $12,500 to the Chairman, quarterly payments of $5,000 to all other Directors, and $2,500 quarterly for serving on the Compensation Committee and the Audit Committee. Under that plan, we paid cash compensation to Michael Silverman ($70,000), Ian Bonner ($40,000), Stephen Spector ($27,500), Julia Eakes ($30,000) and Donald Radcliffe ($30,000) for their service on the Board of Directors and as members of the Compensation and Audit Committees during the fiscal year ended March 31, 2007. Unpaid Directors' compensation of $100,000 has been accrued at March 31, 2007.

     On April 18, 2007, in lieu of accumulated, unissued stock options authorized as Directors' compensation through March 31, 2007, the Compensation Committee recommended and the Board approved the issuance of an aggregate of 566,667 restricted common shares having a market value of $0.09 per share to the Directors.

EMPLOYMENT AGREEMENTS

     We entered into an employment agreement with Michael Tomczak on June 1, 2004. The term of the agreement was two years. Under the agreement, Mr. Tomczak was entitled to $360,000 in annual compensation. He also received an option to purchase 1,772,354 shares of our common stock, one-half of which (886,178 shares) vested on June 1, 2005. Thereafter, the remaining option vested at the rate of 73,848 shares per month during the second year of the agreement. We also entered into non-competition agreement with Mr. Tomczak, pursuant to which Mr. Tomczak agreed not to engage in any business or activity that in any way competes with us for a period of two years after the termination of his employment with us. Mr. Tomczak's employment was terminated effective October 7, 2005. The vested portion of his common stock option expired on November 6, 2005. Pursuant to the terms of his employment agreement, he received his base compensation under the agreement until June 1, 2006.

     We entered into an employment agreement with Jeffrey Boone on June 1, 2004. The term of the agreement was two years. Under the agreement, Mr. Boone was entitled to $240,000 in annual compensation. He also received an option to purchase 1,572,354 shares of our common stock, one-half of which (786,179 shares) vested on June 1, 2005 Thereafter, the remaining option vested at the rate of 65,514 shares per month during the second year of the agreement. We also entered into non-competition agreement with Mr. Boone, pursuant to which Mr. Boone agreed not to engage in any business or activity that in any way competes with us for a period of two years after the termination of his employment with us. Mr. Boone's employment was terminated effective October 7, 2005. The vested portion of his common stock option expired on November 6, 2005. Pursuant to the terms of his employment agreement, he received his base compensation under the agreement until June 1, 2006.

     Barry Schechter, our current CEO and director, served as a consultant to us during the fiscal year ended March 31, 2005. The expense for Mr. Schechter's consulting services was $320,000 in the fiscal year ended March 31, 2005.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Michael Silverman, Ian Bonner, Stephen Spector and Julia Eakes served as the members of the Compensation Committee during Fiscal 2007. No member of our Compensation Committee has ever been an officer of the Company or any of its subsidiaries. During the last completed fiscal year, none of our executive officers served as a member of a Compensation Committee or Board of Directors of any entity that had one or more of its executive officers serving as a member of our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows beneficial ownership of shares of our common stock as of October 31, 2007 (i) by all persons known by us to beneficially own more than 5% of such stock, (ii) by each director, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group. Except as otherwise specified, the address for each person is 3252 Holiday Court, Suite 226, La Jolla, California 92037. As of October 31, 2007 there were 60,509,964 shares of common stock outstanding. Each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws), except as stated below.

   Name and Address of                       Amount and Nature of
  Beneficial Owner (1)                       Beneficial Ownership          Percent Of Class*
----------------------                       --------------------          ----------------

Laurus Master Fund, Ltd.                            81,664,954 (2)               48.3%
c/o Ironshore Corporate Services, Ltd.
P.O. Box 1234 G.T
Queensgate House, South Church Street
Grand Cayman, Cayman Islands

Midsummer Investments, Ltd.                         23,697,446 (3)               14.0%
485 Madison Avenue
23rd Floor
New York, NY 10022

Directors:
Michael Silverman                                      325,267 (4)                 <1%
10675 Sorrento Valley Road, #200
San Diego, CA 92121

Ian Bonner                                             317,000 (5)                 <1%
5527 Inverrary Court
Dallas, Texas 75287

Barry Schechter                                      5,208,724 (6)                3.1%
3252 Holiday Court, #226
La Jolla, CA 92037

Donald Radcliffe                                       737,500 (7)                 <1%
575 Madison Avenue
New York, NY 10022

Stephen Spector                                         25,000 (10)                <1%
9903 Santa Monica Blvd., #734
Beverly Hills, CA 90212

Julia Eakes                                            125,000 (8)                 <1%
3252 Holiday Court, #226
La Jolla, CA 92037

Named Executive Officers:
Michael Tomczak                                      3,775,848                    2.2%
Jeffrey Boone                                        3,775,848                    2.2%
Darren Williams                                      1,380,555 (10)                <1%
Mike Dotson                                            160,139 (10)                <1%

All directors and executive officers as             15,929,219 (9)                9.4%
a group (11 persons)

     * Percent of shares of common stock beneficially owned by each investor is based upon 60,043,297 shares of our common stock outstanding as of September 30, 2007, plus all shares of common stock issuable to such investors within 60 days of September 30, 2007 pursuant to outstanding options, warrants and preferred stock.

     (1) This table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares.

     (2) Includes 9,644,444 shares issuable pursuant to outstanding warrants, 18,984,402 shares issuable pursuant to outstanding stock options, 33,939,395 shares issuable upon conversion of the Laurus 2004 Convertible Note, and 16,000,000 shares issuable upon conversion of the Laurus 2005 Convertible Note within 60 days of September 30, 2007. Laurus' beneficial ownership is limited to 4.99% pursuant to limitations in the Laurus 2004 Convertible Note and warrants sold on July 12, 2004, the Laurus 2005 Convertible Note, warrants and option sold on June 15, 2005, the option sold with the Laurus 2005 Term Note on November 16, 2005 and the options issued in connection with the March 2006 Amendment and the November 2006 Amendment, which amended the November 2005 Term Note. This limitation is effective as long as the above-noted debts are not in default.

     (3) Includes 4,400,978 shares issuable pursuant to outstanding warrants, 5,925,893 shares issuable pursuant to outstanding stock options, 4,561,680 shares issuable upon conversion of the March 2004 Debentures, and 5,000,000 shares issuable upon conversion of Midsummer's June 2005 Convertible Note within 60 days of September 30, 2007. Midsummer Capital, LLC is the investment manager to Midsummer. By virtue of such relationship, Midsummer Capital, LLC may be deemed to have dispositive power over the shares owned by Midsummer. Midsummer Capital, LLC disclaims beneficial ownership of such shares. Mr. Michel Amsalem and Mr. Scott Kaufman have delegated authority from the members of Midsummer Capital, LLC with respect to the shares of common stock owned by Midsummer. Messrs. Amsalem and Kaufman may be deemed to share dispositive power over the shares of our common stock owned by Midsummer. Messrs. Amsalem and Kaufman disclaim beneficial ownership of such shares of our common stock and neither person has any legal right to maintain such delegated authority. Midsummer's beneficial ownership is limited to 4.99% pursuant to limitations in the March 2004 Debentures and warrants sold on March 15, 2004, Midsummer's June 2005 Convertible Note, the warrant and option sold on June 15, 2005, the option sold with Midsummer's November 2005 Term Note, and the options and warrant issued in connection with the March 2006 Amendment and the October 2006 Amendment, which amended the November 2005 Term Note. This limitation is effective as long as the above-noted debts are not in default.

     (4) Includes 120,973 shares of common stock issuable pursuant to outstanding options exercisable within 60 days of October 31, 2007.

     (5) Includes 217,000 shares of common stock issuable pursuant to outstanding options exercisable within 60 days of October 31, 2007.

     (6) Includes 4,697,409 shares of common stock issuable pursuant to outstanding options exercisable within 60 days of October 31, 2007.

     (7) Includes 275,000 shares of common stock issuable pursuant to outstanding options exercisable within 60 days of October 31, 2007.

     (8) Includes 25,000 shares of common stock issuable pursuant to outstanding options exercisable within 60 days of October 31, 2007.

     (9) Includes 6,991,076 shares of common stock issuable pursuant to outstanding options exercisable within 60 days of October 31, 2007.

     (10) Consists of outstanding options exercisable within 60 days of September 30, 2007.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     We have three stock incentive plans, approved by the shareholders, that authorize the issuance of shares of common stock through incentive stock options, non-statutory stock options, stock bonuses, stock appreciation rights ("1998 Plan"), and stock purchase agreements ("1998 Plan"), presented in the following table.

---------------------------------------------------------------------------------------------------------------------
                       PLAN CATEGORY                     NUMBER OF SECURITIES    WEIGHTED AVERAGE      NUMBER OF
                                                           TO BE ISSUED UPON    EXERCISE PRICE OF     SECURITIES
                                                              EXERCISE OF          OUTSTANDING         REMAINING
                                                         OUTSTANDING OPTIONS,   OPTIONS, WARRANTS    AVAILABLE FOR
                                                          WARRANTS AND RIGHTS       AND RIGHTS      FUTURE ISSUANCE
---------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Approved by Shareholders
---------------------------------------------------------------------------------------------------------------------
       1989 Plan                                                165,425          $5.33 Per Share           0
---------------------------------------------------------------------------------------------------------------------
       1998 Plan                                               2,704,377         $0.92 Per Share       3,019,822
---------------------------------------------------------------------------------------------------------------------
       2004 Plan                                               6,549,957         $0.21 Per Share       3,448,793
---------------------------------------------------------------------------------------------------------------------

     Our 1989 Incentive Stock Option Plan ("1989 Plan") terminated in October 1999. It provided for issuance of incentive stock options to purchase up to 1,500,000 shares of common stock to employees of which 165,425 remain subject to option as of March 31, 2007. The 1989 Plan was administered by the Board of Directors, which established the terms and conditions of each option grant.

     Our 1998 Incentive Stock Plan ("1998 Plan") authorizes the issuance of shares of common stock through incentive stock options, non-statutory options, stock bonuses, stock appreciation rights and stock purchase agreements. The 1998 Plan was amended in August 2000 to:

     a) increase the number of shares reserved for issuance from 3,500,000 to 4,000,000,
     b) authorize a further automatic annual increase in reserved shares to take place on the first trading day of each fiscal year, and
     c) implement a limit on stock awards to any one person in excess of 500,000 shares in any calendar year.

     The 1998 Plan was further amended in August 2002 to:

     a) increase the number of shares reserved for issuance from 4,600,000 to 5,600,000, and
     b)   increase the limit on stock awards to 1,000,000 shares.

     The number of shares available for issuance under the 1998 Plan automatically increases on an annual basis by 2% of the total number of shares of common stock outstanding on the last trading day of the immediately prior fiscal year. The automatic annual increase cannot however be more than 600,000 shares, and the Board may in its discretion provide for a lesser increase. Our stockholders approved the August 2000 amendment at our annual meeting held November 16, 2000 and the August 2002 amendment at our annual meeting held September 19, 2002. On April 1, 2003 and April 1, 2004, the automatic increase of 600,000 shares was affected, so that the total number of shares reserved under the 1998 Plan at March 31, 2006 is 7,365,872. The exercise price of options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of the grant, in the case of incentive stock options, or 85% of the fair market value on the date of the grant, in the case of non-statutory stock options.

     Our 2004 Equity Incentive Plan ("2004 Plan"), approved by the shareholders on August 11, 2004 and terminating August 11, 2014 authorizes the issuance of an aggregate of 10,000,000 shares of common stock through incentive stock options, non-statutory stock options, and stock bonuses. The 2004 Plan is administered by the Board of Directors, established a limit to stock awards of 500,000 shares to any one person in a calendar year, and provides that the exercise price of incentive stock options may not be less than 100% of the fair market value of the stock on the date of the grant or, with regard to non-statutory stock options, not less than 50% of the fair market value of the stock on the date of the grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a description of transactions following the fiscal year ended March 31, 2007 to which we have been a party, in which any director, executive officer or holder of more than 5% of our common stock had or will have a direct or indirect interest, other than compensation arrangements with our directors and named executive officers described above under "Executive Compensation". Certain of these transactions will continue in effect and may result in conflicts of interest between the Company and such individuals. Although these persons may owe fiduciary duties to our stockholders, there is a risk that such conflicts of interest may not be resolved in our favor.

     On January 30, 2004, we acquired Page Digital for a total consideration of $7.0 million, consisting of $2.0 million in cash and 2,500,000 shares of our common shares valued at $2.00. In conjunction with the acquisition, we assumed a lease for office premises with CAH Investment, a company owned by Mr. Page and his spouse. In the year ended March 31, 2007 we incurred $545,050 in rent, operating costs and management fees payable to CAH Investment.

     On March 15, 2004, we sold Midsummer the March 2004 Debentures for a price of $1.25 million pursuant to a Securities Purchase Agreement. The March 2004 Debentures bear an interest rate of 9% per annum, and provide for interest only payments on a quarterly basis, payable, at our option, in cash or shares of our common stock. The initial and amended terms of the March 2004 Debentures are fully described under Financing Transactions above. We incurred interest expense in the amount of $83,250 related to this debt in the year ended March 31, 2007.

     On July 12, 2004, we sold and issued the Laurus 2004 Convertible Note to Laurus for gross proceeds of $7.0 million pursuant to a Securities Purchase Agreement. The Laurus 2004 Convertible Note accrues interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent. Interest under the Laurus 2004 Convertible Note is payable monthly in arrears commencing August 1, 2004. The initial and amended terms of the Laurus 2004 Convertible Note are fully described under Financing Transactions above. We incurred interest in the amount of $689,800 related to this debt in the year ended March 31, 2007.

     On June 15, 2005, we sold and issued the June 2005 Secured Convertible Term Notes to Laurus and Midsummer for gross proceeds of $3.2 million and $1.0 million, respectively. The June 2005 Convertible Notes mature on June 15, 2008 and accrue interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus one percent, calculated each day that the prime rate changes, payable monthly in arrears commencing on July 1, 2005. The initial and amended terms of the June 2005 Secured Convertible Term Notes are fully described under Financing Transactions above. We incurred interest in the amount of $389,600 related to this debt in the year ended March 31, 2007.

     On November 16, 2005, we sold and issued the November 2005 Term Notes to Laurus and Midsummer for gross proceeds of $637,500 and $212,500, respectively. The November 2005 Term Notes initially matured on February 28, 2006, but the maturity dates were extended to June 30, 2007 pursuant to the March and October/November 2006 and March/April 2007 Amendments fully described under Financing Transactions above. The November 2005 Term Notes accrue interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent, calculated each day that the prime rate changes, payable monthly in arrears commencing on December 1, 2005. We incurred interest in the amount of $232,700 related to this debt in the year ended March 31, 2007.

     Pursuant to an agreement dated June 1, 2004, we acquired RTI from Michael Tomczak, Jeffrey Boone and Intuit in a merger transaction. Messrs. Tomczak and Boone and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to a related Registration Rights Agreement dated June 1, 2004. We have recorded the liability relating to the price protection at the date of acquisition in the full amount of $0.23 per share in accordance with SFAS 5, "Accounting for Contingencies" as a charge to Additional Paid In Capital in accordance with SFAS 141, "Business Combinations".

     As a result of the Merger, Messrs. Tomczak and Boone each received 1,258,616 shares of Series B Preferred and a promissory note payable monthly over two years in the principal amount of $1,295,000 bearing interest at 6.5% per annum. Messrs. Tomczak and Boone each converted the Series B Preferred into 3,775,848 share of our common stock on August 30, 2004. In addition, we incurred interest expense of $163,500 on the promissory notes in the year ended March 31, 2007.

     Upon the consummation of the Merger, Michael Tomczak, RTI's former President and Chief Executive Officer, was appointed our President, Chief Operating Officer and director and Jeffrey Boone, RTI's former Chief Technology Officer, was appointed our Chief Technology Officer. We entered into two-year employment agreements and non-competition agreements with Mr. Tomczak and Mr. Boone. For a further description of the terms of these employment agreements, see "Employment Agreements" above. We terminated Messrs. Tomczak's and Boone's employment with on October 7, 2005.

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

     During fiscal years ended March 31, 2007 and 2006, we retained our principal auditors, Singer Lewak Greenbaum and Goldstein LLP in several capacities (in thousands):

                                                                  2007             2006
                                                            --------------    --------------

     Audit fees related to the restatement of the years
         ended March 31, 2003 and 2004 and the audit
         of the fiscal year ended March 31, 2005            $         495     $         575
     Audit-related fees                                                --                30
     Tax fees                                                           7                11
     All other fees                                                    --                 6
                                                            --------------    --------------
         Total                                              $         502     $         622
                                                            ==============    ==============

AUDIT FEES

     Audit Fees represent aggregate fees billed, including out-of-pocket expenses, associated with the annual audits of our consolidated financial statements and review of consolidated financial statements included in our Forms 10-Q.

AUDIT-RELATED FEES

     Audit-Related Fees represent fees billed, including out-of-pocket expenses, for services rendered during the fiscal years ended March 31, 2007 and 2006, for assistance with acquisitions and financing transactions, and review of all other documents filed with the Securities and Exchange Commission.

TAX FEES

     Tax fees represent amounts billed primarily for tax compliance services and include assistance with tax audits.

ALL OTHER FEES

     All other fees represent the aggregate fees billed for services rendered by our principal auditors, principally for conferences and correspondence regarding technical issues other than "audit fees," "audit-related fees," and "tax fees," as defined above.

     All of the audit and non-audit services listed above under the categories "Audit Fees," "Audit-Related Fees," "Tax Fees" or "All Other Fees" were pre-approved by the Audit Committee for the fiscal years ended March 31, 2007 and 2006.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial statements and financial statement schedules
     Independent Auditor's Report of Goldman & Parks, LLP.................. F-1
     Consolidated Balance Sheets as of March 31, 2007 and 2006............. F-2
     Consolidated Statements of Operations for the Fiscal Years ended
     March 31, 2007, 2006, and 2005........................................ F-3
     Consolidated Statements of Stockholders' Equity for the Fiscal
     Years Ended March 31, 2006, 2006 and 2005............................. F-4
     Consolidated Statements of Cash Flows for the Fiscal Years
     Ended March 31, 2007, 2006 and 2005................................... F-5
     Notes to Consolidated Financial Statements............................ F-6
     Supplemental Information

         Independent Auditor's Report on Financial Statement Schedule...... F-41

         Valuation and Qualifying Accounts - Schedule II................... F-42
     Consolidated Balance Sheet as of June 30, 2007........................ F-43

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not considered necessary and therefore have been omitted.

(b)  Reports on Form 8-K

     On January 14, 2005, we filed a Form 8-K dated January 10, 2005 disclosing as Item 5.02 the departure of Ran Furman as our Chief Financial Officer and the appointment of Corinne Bertrand to the position of Chief Financial Officer.

     On February 11, 2005, we filed a Form 8-K dated January 5, 2005 disclosing as Item 1.01 Amendment No. 2 to the Retail Pro Software License Agreement with Intuit Inc. extending the definition of Existing RTI Customer, and our rights to the source code, object code and the license to use and distribute upgrades and updates.

     On February 15, 2005, we filed a Form 8-K/A dated October 25, 2004 disclosing as Item 4.02 the restatements of financial statements for the fiscal year ended March 31, 2004 and our quarterly financial statements for the second and third quarters of the fiscal year ended March 31, 2003, the first, second and third quarters of the fiscal year ended March 31, 2004, and the first quarter of the fiscal year ended March 31, 2005, and reporting that restating the financial statements for the year ended March 31, 2003 was unnecessary.

     On March 25, 2005, we filed a Form 8-K dated March 23, 2005 disclosing as
     Item 8.01 the retention of Oppenheimer & Co. to explore a range of strategic options including refinancing, capitalization, and merger and acquisition.

     On April 6, 2005, we filed a Form 8-K dated April 6, 2005 disclosing as
     Item 5.02 the resignation of Lawrence Page as a director.

     On April 20, 2005, we filed a Form 8-K dated April 18, 2005 disclosing as
     Item 1.01 and Item 3.02 the sale of a Secured Term Note in the amount of $2,000,000 to Multi-Channel, Inc. maturing on October 18, 2005 and issued a warrant to purchase 1,200,000 shares of our common stock to Laurus Master Fund, Ltd. (Laurus) in consideration of an amendment to the terms of our outstanding debt to Laurus.

     On April 27, 2005, we filed a Form 8-K dated April 22, 2005 disclosing as
     Item 5.02 (c) and (d) the appointment of Barry Schechter as interim Chief Executive Officer and a director.

     On May 2, 2005, we filed a Form 8-K dated April 28, 2005 disclosing as Item
     8.01 the announcement of a strategic plan to integrate our product lines and unify our processes and operations.

     On May 23, 2005, we filed a Form 8-K dated May 17, 2005 disclosing as Item
     5.02 (a) (1) and (b) the resignation of Corinne Bertrand as Chief Financial Officer and Michael Tomczak as a director.

     On June 10, 2005, we filed a Form 8-K dated June 6, 2005 disclosing as Item
     3.01 the receipt of notice from the American Stock Exchange ("Amex") stating that we were not in compliance with certain Amex continued listing standards.

     On June 16, 2005, we filed a Form 8-K dated June 15, 2005 disclosing as
     Item 1.01 the sale of secured convertible three-year term notes dated June 15, 2005 to Laurus Master Fund, Ltd. and Midsummer Investment, Ltd. in the aggregate amount of $4,200,000, convertible at the rate of $0.20 per share, bearing interest at the prime rate plus 1%, accompanied by options to purchase an aggregate of 22,500,000 shares of our common stock at $0.01 per share and warrants to purchase an aggregate of 5,833,333 shares of our common stock at $0.23 per share.

     On July 29, 2005, we filed a Form 8-K dated July 21, 2005 disclosing as
     Item 3.01 the receipt of notice from Amex stating that it had accepted our plan of compliance presented in response to the notice of non-compliance that we received on June 6, 2005, and that Amex was granting an extension until September 6, 2005 to regain compliance with the listing standards.

     On August 25, 2005, we filed a Form 8-K dated August 22, 2005 disclosing as
     Item 3.01 the receipt of a notice from Amex stating that we were not in compliance with the continued listing standards as a result of our failure to file Form 10-K for the fiscal year ended March 31, 2005 and our Form 10-Q for the quarter ended June 30, 2005.

     On September 12, 2005, we filed a Form 8-K dated September 7, 2005 disclosing as Item 3.01 the receipt of a notice from Amex stating that, due to our non-compliance with continued listing standards related to the filing of Form 10-K for the year ended March 31, 2005 and Form 10-Q for the quarter ended June 30, 2005 and related to our sustained operating losses, Amex had determined to proceed with the filing of an application to strike our common stock from listing and registration on the Amex.

     On October 12, 2005, we filed a Form 8-K dated October 7, 2005 disclosing as Item 1.02 and as Item 5.02 the termination of the employment agreements with Michael Tomczak and Jeffrey Boone.

     On October 31, 2005, we filed a Form 8-K dated October 25, 2005 disclosing as Item 3.01 that Amex had decided to delist our common stock from the Amex due to our non-compliance with certain continued listing standards.

     On November 22, 2005, we filed a Form 8-K dated November 16, 2005 disclosing as Item 1.01 the sale of secured term notes, subject to Securities Purchase Agreements, to Laurus Master Fund, Ltd. (Laurus) and Midsummer Investment, Ltd. (Midsummer) in the aggregate amount of $850,000 due on February 28, 2006 together with options to purchase 1,500,000 shares of our common stock at $0.01 per share, and Amendments and Waivers related to existing debt due to Laurus and Midsummer to postpone certain principal payments, amend certain filing and reporting dates, and eliminate the requirement that we maintain the listing of our common stock on Amex.

     On February 22, 2006, we filed a Form 8-K dated February 15, 2006 disclosing as Item 1.01 a stock repurchase agreement to repurchase from the Sage Group 8,923,915 shares of our common stock, 141,000 shares of our Series A Convertible Preferred Stock and an option to purchase 71,812 shares of our common stock for an aggregate purchase price of $750,000.

     On March 28, 2006, we filed a Form 8-K dated March 22, 2006 disclosing as
     Item 1.01 a material definitive agreement to amend the secured term notes dated November 16,2005 to Laurus Master Fund, Ltd. (Laurus) and Midsummer Investment, Ltd. (Midsummer), extend their maturity dates to August 31, 2006, increase the aggregate principal balances by $850,000, issue additional options to purchase an aggregate of 1,500,000 shares of our common stock, postpone certain principal payments related to existing debt due to Laurus and Midsummer, and extend the maturity date of the March 2004 Debenture due to Midsummer to September 30, 2006, commencing fixed interest payments on that debt on April 28, 2006 in consideration of the issuance of an additional warrant to Midsummer to purchase 1,610,005 shares of our common stock.

     On October 10, 2006, we filed a Form 8-K dated October 9, 2006 disclosing as Item 1.01 a material definitive agreement to issue to certain executive officers fully-vested options to purchase an aggregate of 4,000,000 shares of our common stock at $0.09 per share.

     On November 30, 2006, we filed a Form 8-K dated November 30, 2006 disclosing as Item 1.01 a material definitive agreement to amend the secured term notes dated November 16, 2005 to Laurus Master Fund, Ltd. (Laurus) and Midsummer Investment, Ltd. (Midsummer), extend their maturity dates to February 28, 2007, increase the aggregate principal balances by $1,000,000, issue additional options to purchase an aggregate of 2,275,000 shares of our common stock, postpone certain principal payments related to existing debt due to Laurus and Midsummer, and extend the maturity date of the March 2004 Debenture due to Midsummer to February 28, 2007.

     On February 21, 2007, we filed a Form 8-K dated February 21, 2007 disclosing as Item 4.01 the termination of our Certifying Accountant, Singer Lewak Greenbaum & Goldstein LLP and the retention of the Certifying Accountant, Goldman & Parks LLP.

     On March 6, 2007, we filed a Form 8-K dated March 6, 2007 disclosing as
     Item 4.01 the receipt of a letter from Singer Lewak Greenbaum & Goldstein LLP responding to the statements made in our Form 8-K filed on February 21, 2007, and as Item 4.02 that reliance can no longer be placed on the audit opinions of Singer Lewak Greenbaum & Goldstein LLP for the fiscal years ending March 31, 2002, 2003 and 2004.

     On March 14, 2007, we filed a Form 8-K dated March 14, 2007 disclosing as
     Item 5.02 (b) the resignation of Colin Levy as Chief Financial Officer effective on March 15, 2007, and (c) the retention of Philip C. Bolles as interim Chief Financial Officer effective April 1, 2007.

     On April 5, 2007, we filed a Form 8-K dated April 5, 2007 disclosing as
     Item 1.01 a material definitive agreement to amend the secured term notes dated November 16, 2005 to Laurus Master Fund, Ltd. (Laurus), extend the maturity dates to June 30, 2007, extend the deadline to file registration statements pursuant to certain registration rights agreements to October 31, 2007, increase the aggregate principal balances by $600,000, issue additional options to purchase 1,000,000 shares of our common stock, and postpone certain principal payments related to existing debt due to Laurus.

     On April 24, 2007, we filed a Form 8-K dated April 24, 2007 disclosing as
     Item 1.01 a material definitive agreement to amend the secured term notes dated November 16, 2005 to Midsummer Investments, Ltd. (Midsummer), extend the maturity dates to April 30, 2007, extend the deadline to file registration statements pursuant to certain registration rights agreements to October 31, 2007, postpone certain principal payments related to existing debt due to Midsummer, and extend the maturity date of the 9% Convertible Debenture dated March 15, 2004 to April 30, 2007.

     On October 17, 2007, we filed a Form 8-K dated October 15, 2007 disclosing as Item 2.02 the company's preliminary financial results for the fiscal years ended March 31, 2005, 2006 and 2007, and disclosing as Item 7.01 the final negotiations to sell our Island Pacific Merchandising Solutions Division for $16.0 million.

     On November 5, 2007, we filed a Form 8-K dated November 1, 2007 disclosing as Item 1.01 the entry into a material definitive agreement to sell the Island Pacific Merchandising Solutions (IPMS) division and the "Island Pacific" name, related trademarks, service marks, trade names and all goodwill for $16.0 million to 3Q Holdings Limited, subject to certain working capital adjustments at the time the transaction is closed.

(c)  Exhibits

EXHIBIT   DESCRIPTION
-------   -----------

2.1 Agreement of Merger and Plan of Reorganization dated March 12, 2004 by and among Island Pacific, Inc., Retail Technologies International, Inc. and IPI Merger Sub, Inc., incorporated by reference to the Company's Form 8-K filed on March 17, 2004.

2.2 Amended and Restated Agreement of Merger and Plan of Reorganization dated June 1, 2004 by and between Island Pacific, Inc., Retail Technologies International, Inc., IPI Merger Sub, Inc., IPI Merger Sub II, Inc., Michael Tomczak and Jeffrey Boone, incorporated by reference to exhibit 2.1 to the Company's Form 8-K filed on June 14, 2004.

2.3 Agreement of Merger dated June 1, 2004 between IPI Merger Sub II, Inc. and Retail Technologies International, Inc., incorporated by reference to exhibit 2.2 to the Company's Form 8-K filed on June 14, 2004.

2.4 Asset Purchase Agreement (the "Asset Purchase Agreement") Between Island Pacific, Inc. and 3Q Holdings Limited ("3Q Holdings") under which 3Q Holdings will purchase from the Company the assets of the Company used in connection with the Company's Retail Management Solutions business unit and the "Island Pacific" name and related trademarks, service marks, trade names and all goodwill associated with the name "Island Pacific" (collectively, the "Purchased Assets"), incorporated by reference to exhibit 2.1 to the Form 8-K filed on November 5, 2007.

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

4.1 Securities Purchase Agreement dated March 15, 2004 by and among Island Pacific, Inc., Omicron Master Trust and Midsummer Investments, Ltd, incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on March 17, 2004.

4.2 Registration Rights Agreement dated March 15, 2004 by and among the Company, Omicron Master Trust and Midsummer Investments, Ltd., incorporated by reference to exhibit 4.2 to the Company's Form 8-K filed on March 17, 2004.

4.3 Registration Rights Agreement dated June 1, 2004 by and between Island Pacific, Inc., Michael Tomczak, Jeffrey Boone and Intuit, Inc., incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on June 14, 2004.

4.4 Form of Voting Agreement, incorporated by reference to exhibit 4.2 to the Company's Form 8-K filed on June 14, 2004.

4.5 Securities Purchase Agreement dated July 12, 2004 by and among Island Pacific, Inc. and Laurus Master Fund, Ltd., incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on July 21, 2004.

4.6 Registration Rights Agreement dated July 12, 2004 by and between Island Pacific, Inc. and Laurus Master Fund, Ltd., incorporated by reference to exhibit 4.4 to the Company's Form 8-K filed on July 21, 2004.

4.7 Amended and Restated Secured Convertible Term Note dated October 29, 2004 issued by Island Pacific, Inc. in favor of Laurus Master Fund, Ltd., incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on November 2, 2004.

4.8 Amended and Restated Registration Rights Agreement dated October 29, 2004 between Island Pacific, Inc. and Laurus Master Fund, Ltd., incorporated by reference to exhibit 4.3 to the Company's Form 8-K filed on November 2, 2004.

4.9 Amendment No. 2 to the 9% Convertible Debenture, due May 15, 2006, issued to Midsummer Investment Ltd. and Waiver dated November 30, 2004 between Island Pacific, Inc. and Midsummer Investment, Ltd., incorporated by reference to exhibit 4.10 to the Company's Form S-3 filed on December 2, 2004.

4.10 Securities Purchase Agreements dated June 15, 2005 by and among Island Pacific, Inc., Laurus Master Fund, Ltd. and Midsummer Investment, Ltd., incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on June 16, 2005.

4.11 Registration Rights Agreements dated June 15, 2005 by and between Island Pacific, Inc., Laurus Master Fund, Ltd., and Midsummer Investment, Ltd., incorporated by reference to exhibit 4.5 to the Company's Form 8-K filed on June 16, 2005.

4.12 Securities Purchase Agreements dated November 16, 2005 by and between Island Pacific, Inc., Laurus Master Fund, Ltd., and Midsummer Investment, Ltd., incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on November 22, 2005.

4.13 Registration Rights Agreements dated November 16, 2005 by and between Island Pacific, Inc., Laurus Master Fund, Ltd., and Midsummer Investment, Ltd., incorporated by reference to exhibit 4.4 to the Company's Form 8-K filed on November 22, 2005.

10.1 Employment Agreement dated June 1, 2004 by and between Island Pacific, Inc. and Michael Tomczak, incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on June 14, 2004.

10.2 Employment Agreement dated June 1, 2004 by and between Island Pacific, Inc. and Jeffrey Boone, incorporated by reference to exhibit 10.2 to the Company's Form 8-K filed on June 14, 2004.

10.3 Amendment No. 2 to the Retail Pro Software License between Intuit, Inc. and Retail Technologies International, Inc dated January 5, 2005, incorporated by reference to the Company's Form 8-K filed on February 11, 2005.

10.4 Master Security Agreement dated June 15, 2005 by and between Island Pacific, Inc., Laurus Master Fund, Ltd., and Midsummer Investment, Ltd., incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on June 16, 2005.

10.5 Amendment and Waiver between Island Pacific, Inc. and Laurus Master Fund, Ltd. dated November 16, 2005, incorporated by reference to exhibit 10.2 to the Company's Form 8-K filed on November 22, 2005.

10.6 Amendment and Waiver between Island Pacific, Inc. and Midsummer Investment, Ltd. dated November 16, 2005, incorporated by reference to exhibit 10.3 to the Company's Form 8-K filed on November 22, 2005.

10.7 Stock Repurchase Agreement between Island Pacific, Inc. and The Sage Group, plc dated February 15, 2006, incorporated by reference to exhibit 10.1 to the Form 8-K filed on February 22, 2006.

10.8 Voting Agreement between Island Pacific, Inc. and The Sage Group, plc dated February 15, 2006, incorporated by reference to exhibit 10.2 to the Form 8-K filed on February 22, 2006.

10.9 Amendment and Waiver between Island Pacific, Inc. and Laurus Master Fund, Ltd. dated March 22, 2006, incorporated by reference to exhibit
          10.1 to the Form 8-K filed on March 28, 2006.

10.10 Amendment Agreement between Island Pacific, Inc. and Midsummer Investment, Ltd. dated March 23, 2006, incorporated by reference to exhibit 10.3 to the Form 8-K filed on March 28, 2006.

10.11 Form of Stock Option Agreement between Island Pacific, Inc. and certain executive officers dated October 3, 2006, incorporated by reference to exhibit 10.1 to the Form 8-K filed on October 10, 2006.

10.12 Form of Amendment and Waiver between Island Pacific, Inc. and Laurus Master Fund, Ltd. dated November 27, 2006, incorporated by reference to exhibit 10.1 to the Form 8-K filed on November 30, 2006.

10.13 Amendment and Waiver between Island Pacific, Inc. and Laurus Master Fund, Ltd. dated March 30, 2007, incorporated by reference to exhibit
          10.1 to the Form 8-K filed on April 5, 2007.

10.14 Amendment Agreement between Island Pacific, Inc. and Midsummer Investment, Ltd. dated April 23, 2007, incorporated by reference to exhibit 10.1 to the Form 8-K filed on April 24, 2007.

10.15     IRVINE LEASE SUMMARY

10.16     COLORADO LEASE SUMMARY

10.17     FOLSOM LEASE SUMMARY

10.18     LA JOLLA LEASE SUMMARY

14        Code of Ethics and Business Conduct (included herewith).

16.1 Resignation letter of Singer Lewak Greenbaum & Goldstein LLP dated February 15, 2007, incorporated by reference to exhibit 16.1 to the Form 8-K filed on February 21, 2007.

16.2 Singer Lewak Greenbaum & Goldstein LLP response letter to the Form 8-K filed on February 21, 2007, dated March 5, 2007 and incorporated by reference to exhibit 16.1 to the Form 8-K filed on March 6, 2007.

21        List of Subsidiaries.

22        MATTER SUBMITTED TO SECURITY HOLDERS

31.1      Rule 13a-14(a) Certification of Principal Executive Officer

31.2      Rule 13a-14(a) Certification of Chief Financial Officer

32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 2007         ISLAND PACIFIC, INC., A DELAWARE CORPORATION

                                 By:  /s/ Barry Schechter
                                      -----------------------------------------
                                 Barry Schechter, Chief Executive Officer
                                 (Principal Executive Officer)

                                 By:  /s/ Philip C. Bolles
                                      -----------------------------------------
                                 Philip C. Bolles, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                  CAPACITY                        DATE

/s/ Michael Silverman                 Chairman of the Board           November 12, 2007
-----------------------------
Michael Silverman

/s/ Barry Schechter            President, Chief Executive Officer     November 12, 2007
-----------------------------             and Director
Barry Schechter

/s/ Darren Williams                  Chief Operating Officer          November 12, 2007
-----------------------------
Darren Williams

/s/ Donald Radcliffe                        Director                  November 12, 2007
-----------------------------
Donald Radcliffe

/s/ Ian Bonner                              Director                  November 12, 2007
-----------------------------
Ian Bonner

/s/ Stephen Spector                         Director                  November 12, 2007
-----------------------------
Stephen Spector

/s/ Julia Eakes                             Director                  November 12, 2007
-----------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Island Pacific, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of Island Pacific, Inc. and subsidiaries (the Company) as of March 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Island Pacific, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $81,979,000 as of March 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Goldman & Parks LLP
Encino, California
October 15, 2007

ISLAND PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,     MARCH 31,
                                                                                         2007          2006
                                                                                      ----------    ----------
                                                                                (in thousands, except share amounts)
ASSETS
Current assets:
     Cash and cash equivalents                                                        $      565    $      542
     Accounts receivable, net of allowance for doubtful
         accounts of $386 and $203, respectively                                           2,913         3,207
     Other receivables                                                                       136           193
     Inventories                                                                               4             4
     Prepaid expenses and other current assets                                               257           390
                                                                                      ----------    ----------
         Total current assets                                                              3,875         4,336

Property and equipment, net                                                                  307           384
Goodwill, net                                                                             22,984        23,776
Other intangibles, net                                                                    12,574        14,109
Unearned Compensation                                                                         13           124
Other assets                                                                                 302           972
                                                                                      ----------    ----------
         Total assets                                                                 $   40,055    $   43,701
                                                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes Payable                                                                    $    3,537    $    2,250
     Current portion of long-term debts                                                    7,185           832
     Accounts payable                                                                      1,286         1,837
     Accrued audit fees                                                                      300         1,022
     Accrued interest and financing costs                                                  1,202           416
     Accrued employment expenses                                                           1,029           951
     Accrued expenses                                                                        801           611
     Deferred revenue                                                                      5,599         6,356
     Income tax payable                                                                      127           127
                                                                                      ----------    ----------
         Total current liabilities                                                        21,066        14,402

Debt due to stockholders                                                                   2,515         2,515
Convertible debentures, less current maturities                                            2,520         5,493
Deferred Revenue                                                                           1,126           926
Accrued price protection                                                                   1,736         2,093
Deferred rent                                                                                206           109
                                                                                      ----------    ----------
         Total liabilities                                                                29,169        25,538
                                                                                      ----------    ----------

Commitments and contingencies (Note 8)

Stockholders' equity:
     Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A
         Convertible Preferred stock, 7.2% cumulative convertible 141,100 shares authorized and outstanding with a stated value of $100 per
         share, dividends in arrears of $0 and $4,125                                         --        14,100
     Common stock, $0.0001 par value; 250,000,000 shares authorized;
         59,842,047 and 68,386,423 shares issued and outstanding                               6             7
     Additional paid-in capital                                                           92,859        78,808
     Accumulated deficit                                                                 (81,979)      (74,752)
                                                                                      ----------    ----------
         Total stockholders' equity                                                       10,886        18,163
                                                                                      ----------    ----------
         Total liabilities and stockholders' equity                                   $   40,055    $   43,701
                                                                                      ==========    ==========


            The accompanying notes are an integral part of these consolidated financial statements.


ISLAND PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED MARCH 31,
                                                                  --------------------------------------
                                                                     2007          2006           2005
                                                                  ----------    ----------    ----------
                                                                   (in thousands, except per share data)

Net sales                                                         $   25,513    $   23,804    $   24,959
Cost of sales                                                         10,314        10,453        11,483
                                                                  ----------    ----------    ----------
         Gross profit                                                 15,199        13,351        13,476
                                                                  ----------    ----------    ----------
Expenses:
Application development                                                3,176         3,130         6,117
Depreciation and amortization                                            460           727         1,604
Selling, general and administrative                                   12,012        12,183        18,307
Impairment of intangible assets                                          798         1,325         5,959
                                                                  ----------    ----------    ----------
         Total expenses                                               16,446        17,365        31,987
                                                                  ----------    ----------    ----------

Loss from operations                                                  (1,247)       (4,014)      (18,511)
                                                                  ----------    ----------    ----------

Other income (expense):
Interest income                                                           --            --             5
Other income (expense)                                                    77             4           131
Interest expense, including $164, $164 and $124 to
   related parties                                                    (6,066)       (5,884)       (6,357)
Derivative valuation                                                      --         2,115         4,802
Gain (Loss) on disposal of fixed assets                                    4           (27)            2
                                                                  ----------    ----------    ----------

         Total other expenses                                         (5,985)       (3,792)       (1,417)
                                                                  ----------    ----------    ----------

Loss before provision (benefit) for income taxes                      (7,232)       (7,806)      (19,928)

Provision (benefit) for income taxes                                      --            --            10
                                                                  ----------    ----------    ----------
Loss from continuing operations                                       (7,232)       (7,806)      (19,938)
                                                                  ----------    ----------    ----------

Discontinued operations:
Loss from operations of Store Solutions division                          --           (93)         (935)
Loss on disposal of Store Solutions division                              --        (2,533)           --
                                                                  ----------    ----------    ----------
Loss from discontinued operations                                         --        (2,626)         (935)
                                                                  ----------    ----------    ----------

Net loss                                                              (7,232)      (10,432)      (20,873)

Preferred dividends                                                       --          (939)       (1,185)
                                                                  ----------    ----------    ----------
Net loss available to common stockholders                         $   (7,232)   $  (11,371)   $  (22,058)
                                                                  ==========    ==========    ==========

Basic and diluted earnings (loss) per share:

     Loss from continuing operations                                   (0.11)        (0.12)        (0.34)
Loss from discontinued operations                                         --            --         (0.02)
Loss on disposal of discontinued operations                               --         (0.04)           --
Preferred dividends                                                       --         (0.01)        (0.02)
                                                                  ----------    ----------    ----------
         Net loss available to common stockholders                $    (0.11)   $    (0.17)   $    (0.38)
                                                                  ==========    ==========    ==========

Basic and diluted weighted average common shares outstanding          64,796        66,702        59,337
                                                                  ==========    ==========    ==========

         The accompanying notes are an integral part of these consolidated financial statements.



ISLAND PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  ADDITIONAL     RETAINED      OTHER
                                        PREFERRED     COMMON       PAID-IN       EARNINGS  COMPREHENSIVE
                                          STOCK       STOCK        CAPITAL      (DEFICIT)       LOSS          TOTAL
                                       ----------   ----------    ----------    ----------   ----------    ----------
                                                                        (in thousands)

Balance April 1, 2004(1)               $   14,100   $        5    $   73,885    $  (51,693)                $   36,297
Exercise of stock options                                                 10                                       10
Issuance of common stock for
severance                                                                 20                                       20
Issuance of common stock for
principal and interest payments on
convertible debentures                                                   364                                      364
Issuance of common stock in
connection with acquisition of
Retail Technologies International,
Inc.                                                         1         5,838                                    5,839
Issuance of common stock for
liquidated damage charge for late
effectiveness of the registration
statement                                                                240                                      240
Debt discount on convertible notes                                     1,731                                    1,731
Issuance of common stock for
services                                                                  65                                       65
Comprehensive loss:
  Net Loss                                                                         (20,873)  $ (20,873)       (20,873)
  Foreign currency translation                                                         (17)        (17)           (17)
                                                                                             ---------
  Comprehensive loss                                                                         $ (20,890)
                                                                                             =========

                                       ----------   ----------    ----------    ----------   ----------    ----------
Balance, March, 31, 2005               $   14,100   $        6    $   82,153    $  (72,583)                $   23,676

Exercise of stock options                                    1            36                                       37
Debt discount on convertible notes                                     1,523                                    1,523
Issuance of common stock for
services                                                                  81                                       81
Settlement of derivative liability
arising from conversion feature on
convertible notes                                                      2,884                                    2,884
Fair value of stock-based
compensation related to shares
issued and vesting in year ended
March 31, 2006                                                           131                                      131
Capital accounts of Store Solutions
division disposed                                                     (8,000)        8,353                        353
Comprehensive loss:
  Net Loss                                                                         (10,432)  $ (10,432)       (10,432)
  Foreign currency translation                                                         (90)        (90)           (90)
                                                                                             ---------
  Comprehensive loss                                                                         $ (10,522)
                                                                                             ==========

                                       ----------   ----------    ----------    ----------   ----------    ----------
Balance, March 31, 2006                $   14,100   $        7    $   78,808    $  (74,752)                $   18,163

Exercise of stock options                                                  4                                        4
Debt discount on convertible notes                                       325                                      325
Fair value of stock-based
compensation related to shares
issued and vesting in year ended
March 31, 2007                                                           371                                      371
Retirement of Preferred Stock and
Common Stock repurchased from Sage
Group PLC                                 (14,100)          (1)       13,351                                     (750)
Comprehensive loss:
  Net Loss                                                                          (7,232)  $   (7,232)       (7,232)
  Foreign currency translation                                                           5            5             5
                                                                                             ----------
  Comprehensive loss                                                                         $   (7,227)
                                                                                             ==========

                                       ----------   ----------    ----------    ----------                 ----------
Balance, March 31, 2007                $        -   $        6    $   92,859    $  (81,979)                $   10,886
                                       ==========   ==========    ==========    ==========                 ==========

(1) Committed stock, additional paid-in capital and the retained deficit have been restated in the year ended March
31, 2004, see Note

               The accompanying notes are an integral part of these consolidated financial statements.



ISLAND PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     YEAR ENDED MARCH 31,
                                                                            --------------------------------------
                                                                               2007          2006          2005
                                                                            ----------    ----------    ----------
                                                                             (in thousands, except share amounts)

Cash flows from operating activities:
     Net loss                                                               $   (7,232)   $  (10,432)   $  (20,873)
     Adjustments to reconcile net loss to net cash provided by (used for)
        operating activities:
     Depreciation and amortization                                               3,807         4,722         5,305
     Impairment of intangible assets                                               798         1,325         5,959
     Write off capitalized software                                                 --            --           696
     Derivative valuation                                                           --        (2,115)       (4,802)
     Loss on disposal of Store Solutions division                                   --         2,343            --
     Compensation expense for stock options and warrants                           482           361          (345)
     Debt discount amortization on convertible debt                              3,705         3,767         3,310
     Additional anti-dilution debt discount on outstanding warrants                 --           438           911
     Provision for allowance for doubtful accounts, net of recoveries              183          (519)          434
     Common stock issued for services rendered, severance and
        interest payments                                                           --            81           374
     Loss on sale of furniture and equipment                                        --            27            --
     Changes in assets and liabilities, net of effects of acquisitions:
         Accounts receivable and other receivables                                 169           116         1,325
         Income tax refund receivable                                               --           284          (354)
         Inventories                                                                --            19            23
         Prepaid expenses and other current assets                                 803          (657)          410
         Accounts payable and accrued expenses                                    (642)       (2,438)        4,514
         Accrued interest on stockholders' loans and note payable                  164           164            27
         Deferred revenue                                                         (558)         (670)        2,975
         Income taxes payable                                                       --            --           127
                                                                            ----------    ----------    ----------
         Net cash provided by (used for) operating activities                    1,679        (3,184)           16
                                                                            ----------    ----------    ----------

Cash flows from investing activities:
     Purchase of software and capitalized software development costs            (1,975)       (1,460)       (1,263)
     Acquisition of Retail Technologies International, Inc., net                    --            --        (9,069)
     Purchase of furniture and equipment                                          (226)         (153)         (142)
     Proceeds from sale of furniture and equipment                                  --            --            36
     Payments received on note receivable                                           --            14            27
                                                                            ----------    ----------    ----------
         Net cash used for investing activities                                 (2,201)       (1,599)      (10,411)
                                                                            ----------    ----------    ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                     4            36             1
     Proceeds from notes due to stockholders                                        --            --         3,122
     Proceeds from other term loans                                              1,955         4,450         2,289
     Proceeds from convertible debentures and notes                                 --         4,200         7,000
     Purchase of Preferred and Common shares                                      (750)           --            --
     Payments made on notes due to stockholders                                     --          (464)         (170)
     Payments made on convertible debentures and notes                              --            --        (1,997)
     Payments on term loans                                                       (669)       (2,786)       (1,703)
     Payments on capital lease obligations                                          --          (109)         (149)
                                                                            ----------    ----------    ----------
         Net cash provided by financing activities                                 540         5,327         8,393
                                                                            ----------    ----------    ----------

Effect of exchange rate changes on cash                                              5           (91)          (17)
                                                                            ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                                23           453        (2,019)
Cash and cash equivalents, beginning of year                                       542            89         2,108
                                                                            ----------    ----------    ----------
Cash and cash equivalents, end of year                                      $      565    $      542    $       89
                                                                            ==========    ==========    ==========

              The accompanying notes are an integral part of these consolidated financial statements.


ISLAND PACIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   YEAR ENDED MARCH 31,
                                                                          -------------------------------------
                                                                             2007         2006          2005
                                                                          ----------   ----------    ----------
                                                                           (in thousands, except share amounts)

Supplemental disclosure of non-cash information:
     Interest paid                                                        $    1,398   $    1,331    $      706
     Income taxes paid (refunded)                                                 --           --           (10)

Supplemental disclosure of non-cash investing and financing activities:
     Fair value of warrants issued in conjunction with
        convertible debentures and notes                                         325          827           820
     Derivative liability related to conversion feature on
        debentures and notes                                                      --        3,229         5,051
     Debt discount on convertible debentures and notes                            --       (4,056)       (5,871)
     Issued 9,098,429 shares of common stock in connection with
        acquisition of Retail Technologies International, Inc.                    --           --         6,877
     Issued 50,000 shares of common stock as severance compensation               --           --            20
     Issued 1,091,165 shares of common stock in lieu of principal
        and interest payments on convertible debt                                 --           --           365
     Issued 600,000 shares of common stock for accrued
        liquidated damages for late effectiveness of the
        registration statement                                                    --           --           240

                                                                                                    (Concluded)



             The accompanying notes are an integral part of these consolidated financial statements.


                                                      F-6

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

     GOING CONCERN UNCERTAINTY - We incurred losses of $7.2 million, $10.4 million and $20.9 million in the fiscal years ended March 31, 2007, 2006, and 2005, respectively. The losses in the past three years have generally been due to difficulties completing sales for new application software licenses, deferral of gross profit from contracts in process to future periods, a change in sales mix toward lower margin services, and debt service expenses. We will need to generate additional revenue and reduce expenses to achieve profitability in future periods. In that regard, on April 28, 2005 we announced a strategic plan to integrate our product lines and unify our processes and operations. This plan is a continuation of Island Pacific's drive towards profitability, with a primary goal to accelerate the achievement of that milestone, and includes a reduction of the Company's workforce by approximately 14% percent or 30 employees worldwide, which will result in approximately $2.7 million in annual savings, as well as consolidating the Company's accounting and finance team into its Irvine headquarters.

     PRINCIPLES OF CONSOLIDATION AND FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements include the accounts of Island Pacific, Inc. and our wholly-owned subsidiaries, Page Digital Incorporated, Retail Technologies International, Inc., based in U.S., and Island Pacific, Inc.
     (UK) based in the United Kingdom. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are stated in U.S. dollars and are prepared under accounting principles generally accepted in the United States of America.

     RECLASSIFICATIONS - Certain amounts in the prior periods have been reclassified to conform to the presentation for the fiscal year ended March 31, 2007. Such reclassifications did not have any effect on losses reported in prior periods.

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

     The amounts shown for convertible debentures approximate fair values because current interest rates offered to us for debt of similar maturity are substantially the same or the difference is immaterial.

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

     Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," we capitalize internally developed software and software purchased from third parties if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis typically over three to ten years using the straight-line method over the remaining estimated economic life of the product. At each balance sheet date, we evaluate on a product-by-product basis the unamortized capitalized cost of computer software compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off (see Note 5).

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

     Our capitalized trademark was acquired in connection with the acquisition of Page Digital Incorporated in January 2004 (see Note 2). Trademark has indefinite useful life and is not subject to amortization. However, in accordance with SFAS No. 142, we test trademark for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF - We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and
     (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The accounting prescribed in SFAS No. 144 was applied in connection with the disposal of the Store Solutions division on March 31, 2006.

     REVENUE RECOGNITION - Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses such as commissions and royalties. We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy.

     We license software under non-cancelable agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended and interpreted by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" as well as Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", updated by SABs 103 and 104, "Update of Codification of Staff Accounting Bulletins", and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants. When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers our professional services essential to the functionality of the software product, we follow the guidance in Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts.".

     We recognize software license revenue, including third party license revenues or partner products, from sales to end users or resellers upon the occurrence of all of the following events:

     a) execution of agreements, contracts, purchase orders, or other arrangements, generally signed by both parties (except in customer specific or procedural instances in which we have a customary business practice of accepting orders without signed agreements);
     b)   delivery of the software;
     c)   establishment of a fixed or determinable license fee,
     d)   reasonable assurance of the collectibility of the proceeds, and
     e) determination that vendor specific objective evidence ("VSOE") of fair value exists for any undelivered elements of the arrangement.

     If a software license arrangement with an end user contains customer acceptance criteria, revenue is recognized when we can objectively demonstrate that the software can meet the acceptance criteria or the acceptance period lapses, whichever occurs earlier. If a software license arrangement with an end user contains a cancellation right, the software revenue is recognized upon the expiration of the cancellation right. Typically, payments for our software licenses are due in installments within twelve months from the date of delivery. Where software license agreements call for payment terms of twelve months or more from the date of delivery, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

     Software license revenue derived from sales to resellers who purchase our product for resale to end users is recognized upon delivery of the software to the reseller based on our Business Partner contracts and our Business Partner Return Policy which limits our exposure to costs and losses that may occur in connection with the return of software licenses. Our selection of resellers to act as business partners and the terms of the related contracts meet the qualifications for revenue recognition under SFAS No. 48, "Revenue Recognition When Right of Return Exists". Based on our experience with our return policy, our exposure to losses from returns by resellers at the end of any reporting period is immaterial.

     We have established VSOE for all elements included in our sales contracts - license fees and upgrades, professional services, and maintenance services. License fees and upgrades are based on an established matrix of prices applicable to each customer's system requirements. Professional services related to modification, implementation, and installation of systems and training of customer personnel are based on standardized hourly rates for the skill level of service performed. Maintenance revenues are based on a schedule of fees applicable to the customers' varying maintenance requirements, and are generated by contracts that are separate from arrangements to provide licenses and/or services to our customers. The revenue from undelivered elements in an arrangement at the end of any reporting period is deferred based on the VSOE of that element. Deferred revenue consists primarily of deferred license fees, unearned maintenance contract revenue, and unearned contract revenue accounted for using the completed contract method.

     Some of our software license arrangements require professional services for significant production, customization or modification of the software, or to meet the customer's requirements for services that are essential to the functionality of the software product. In these arrangements, both the software licenses revenue and the professional services revenue are recognized using the percentage of completion method, based on labor hours incurred versus the estimate of total hours required to complete the project under the guidance of SOP 81-1. Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable. Contracts whose scope does not allow a reasonable estimation of the percentage of completion, that contain clauses that present a significant potential impediment to completion, or that contain a cancellation right are accounted for using the completed contract method.

     In addition to professional services performed in conjunction with the sales of new licenses or license upgrades, we perform consulting services that are separately priced, are generally available from a number of suppliers, and include project management, system planning, design and implementation, customer configurations, and training. These consulting services are billed on both an hourly basis (Time and Material) and under fixed price contracts. Consulting services revenue billed on an hourly basis is recognized as the work is performed. On fixed price contracts, consulting services revenue is recognized using the percentage of completion method of accounting by relating hours incurred to date to total estimated hours at completion. We have, from time to time, provided software and consulting services under fixed price contracts having a payment schedule based on the achievement of certain milestones. Provided that we are able to determine that the services being performed will meet the milestone criteria, we recognize revenue on these contracts on the percentage of completion method without reference to the milestones. Otherwise, we defer the earned revenue determined under the percentage of completion method until the milestone(s) has been achieved.

     Customer support services include post-contract support and the rights to unspecified upgrades and enhancements. Maintenance revenues from ongoing customer support services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the maintenance period.

     ESTIMATION OF DERIVATIVE LIABILITIES - In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), we have determined that, as a result of anti-dilution reset provisions that made the number of shares issuable upon conversion of our various long-term debt instruments variable, until November 15, 2005, the conversion features embedded in our long-term debt instruments qualified as derivative instruments.

     SFAS 133 requires a periodic valuation of the fair value of the derivative instruments and a corresponding recognition of liabilities associated with such derivatives. The recognition of derivative liabilities related to the issuance of long-term debt instruments is applied first to the proceeds of such issuance as a debt discount at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the financial statements. A valuation is made at each quarterly balance sheet date, and any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The valuation of the derivative liabilities requires significant judgment. The models used to value the derivative liabilities use several assumptions including estimates of time required to comply with Registration Rights Agreements, historical stock price volatility, risk-free interest rates, remaining maturity, and management's interpretation of the agreements related to the derivatives.

     We are classifying the liquidated damages clause contained in the Registration Rights Agreements entered concurrently with the various long-term debt instruments pursuant to Emerging Issues Task Force Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19" ("EITF 05-4") as a separate financial instrument. Following the guidance of FASB Staff Position No. EITF 00-19-2, we are recognizing the contingent obligation to make future payments under the Registration Rights Agreements in accordance with SFAS No. 5, "Accounting for Contingencies".

     REIMBURSABLE OUT-OF-POCKET EXPENSES - We adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the income statement. The adoption of EITF 01-14 increased reported net sales and cost of sales; however, it did not affect the net income or loss in any past or future periods. Reimbursed expenses of $228,000, $269,000 and $520,000 have been classified in both net sales and cost of sales for the years ended March 31, 2007, 2006 and 2005, respectively.

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

     ADVERTISING AND PROMOTIONAL EXPENSES - Advertising and promotional expenses are charged to expense as incurred and amounted to $3,000, $75,000, and $201,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

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

     STOCK-BASED COMPENSATION - Effective April 1, 2005, we commenced accounting for stock-based compensation in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment", issued in December 2004 as a revision of SFAS No. 123 and requiring that the cost resulting from share based payments be recognized n the financial statements using a fair value measurement. The share-based payments arise from the grant of stock options from one of the plans described in Note 12 and compensation is recorded using a closed-form option-pricing model which assumes that the option exercises occur at the end of the contractual term and that the expected volatility, expected dividends, and risk-free interest rates are constant over the option's term.

     We account for the cost of stock-based compensation on a straight-line basis over the requisite service period for the entire award. In adopting the provisions of SFAS 123(R), we used the Modified Prospective Application to account for the compensation cost of the portion of previously-issued stock options for which the requisite service period had not been rendered at March 31, 2005.

     The effect on loss from operations, net loss and net loss per share in the year ended March 31, 2006 of accounting for stock-based compensation in accordance with SFAS No. 123(R) follows:

         Modified Prospective Application related to unvested
           portion of previously-issued stock options             $130,300
         Current period stock options issued                           400
                                                                  --------
                                                                  $130,700
                                                                  ========
         Basic and diluted loss per share                         $    Nil

     As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", prior to April 1, 2005, we accounted for costs of stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, disclosed the pro forma effect on net income (loss) and related per share amounts using the fair-value method defined in SFAS No. 123.

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

     As required by SFAS No. 123 and SFAS No. 148 following is the pro forma effect on net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the fiscal year ended March 31, 2005 (in thousands, except per share data). The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

         Net loss as reported                             $    (20,873)
         Less: stock-based compensation expense,
             net of related tax effects                         (2,165)
                                                          ------------
         Pro forma net loss                               $    (23,038)
                                                          ============

         Basic and diluted loss per share:
           As reported                                         $ (0.35)
           Pro forma                                           $ (0.39)

     CONCENTRATIONS - We maintain cash balances and short-term investments at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. We have not experienced any losses in such accounts and believe it is not exposed to any significant credit risk on cash and cash equivalents.

     RECENT ACCOUNTING PRONOUNCEMENTS - In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of SFAS No. 151 to have a material impact, if any, on its financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. We do not expect adoption of SFAS No. 152 to have a material impact, if any, on its financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the international Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect adoption of SFAS No. 153 to have a material impact, if any, on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS No. 123. "Accounting for Stock-Based Compensation" and APB Opinion 25 "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. For public issuers, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Early adoption for financial statements that have not been issued is encouraged. Consequently, commencing in the first quarter of fiscal 2006, we have adopted SFAS No. 123(R).

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle as if that principle had always been used, changes in the reporting entity, and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for our financial statements commencing with the first quarter of fiscal 2007.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies SFAS No. 133 with regard to interest-only strips, requires evaluation of interests in securitized financial assets to identify freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding certain derivative financial instruments. SFAS No. 155 is effective for our financial statements commencing with the first quarter of fiscal 2008.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 156 requires recognition of a servicing asset or servicing liability each time an obligation is undertaken to service certain financial assets, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, permits the selection of alternate subsequent measurement methods for each class of separately recognized servicing assets, permits a one-time reclassification of available-for-sale securities to trading securities upon adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. SFAS No. 156 is effective for our financial statements commencing with the first quarter of fiscal 2008. We do not expect adoption of SFAS No. 156 to have a material impact, if any, on our financial position or results of operations.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109". Interpretation No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation No. 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect adoption of Interpretation No. 48 to have a material impact, if any, on our financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which amends all previously issued and effective Accounting Principals Board Opinions and Statements of Financial Accounting Standards containing references to fair value measurement including SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for our financial statements commencing with the first quarter of fiscal 2009.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, to recognize changes in that funded status in the year in which changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit corporation, and to measure the funded status of a plan as of the date of its year-end statement of financial position. The required date of adoption of the recognition and disclosure provisions of this Statement is March 31, 2007. We do not expect adoption of SFAS No. 158 to have a material impact, if any, on our financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, the objective being to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for our financial statements commencing April 1, 2008, and early adoption is permitted provided that we elect to apply the provisions of SFAS No. 157, "Fair Value Measurements" concurrently.

2.   ACQUISITION

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

     Pursuant to the Amended Merger Agreement, the Merger (as defined below) was completed with the following terms: (i) we assumed RTI's obligations under those certain promissory notes issued by RTI on December 20, 2002 with an aggregate principal balance of $2.3 million; (ii) the total consideration paid at the closing of the Merger was $11.6 million; paid in shares of our common stock with a fair value of $1.2 million, newly designated Series B convertible preferred stock ("Series B Preferred") with a fair value of $5.6 million, promissory notes totaling $3.6 million, assumption of incentive stock options with a fair value of $1.0 million, and acquisition costs of $110,000; (iii) the Shareholders and Intuit are entitled to price protection payable if and to the extent that the average trading price of our common stock is less than $0.76 at the time the shares of our common stock issued in the Merger and issuable upon conversion of the Series B Preferred are registered pursuant to the registration rights agreement dated June 1, 2004 between us, the Shareholders and Intuit (the "Registration Rights Agreement"); and (iv) the merger consisted of two steps (the "Merger"), first, Merger Sub merged with and into RTI, Merger Sub's separate corporate existence ceased and RTI continued as the surviving corporation (the "Reverse Merger"); immediately thereafter, RTI merged with and into Merger Sub II, RTI's separate corporate existence ceased and Merger Sub II continued as the surviving corporation (the "Second-Step Merger").

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

     The Shareholders and Intuit were also granted registration rights. Under the Registration Rights Agreement, we agreed to register the common stock issuable upon conversion of the Series B Preferred issued to the Shareholders within 30 days of the automatic conversion of the Series B Preferred into common stock. The automatic conversion to 7,551,696 shares of common stock occurred on August 30, 2004 following our filing an amendment to our certificate of incorporation with the Delaware Secretary of State on August 27, 2004 increasing the authorized number of shares of our common stock to 250,000,000 ("Certificate of Amendment") after securing shareholder approval for the Certificate of Amendment. Under the Registration Rights Agreement, Intuit is entitled to demand registration or to have its 1,546,733 shares of our common stock included on any registration statement filed prior the registration statement covering the Shareholders' shares, subject to certain conditions and limitations, or if not previously registered to have its shares included on the registration statement registering the Shareholders' shares.

     The Shareholders and Intuit are entitled to price protection payments of up to a maximum of $0.23 per share payable by promissory note, if and to the extent that the average closing price of our common stock for the 10 days immediately preceding the date the registration statement covering their shares is declared effective by the Securities and Exchange Commission, is less than the 10 day average closing price as of June 1, 2004, which was $0.76. We have recorded the liability relating to the price protection at the date of acquisition in the full amount of $0.23 per share in accordance with SFAS 5, "Accounting for Contingencies" as a charge to Additional Paid In Capital in accordance with SFAS 141, "Business Combinations".

     We issued promissory notes to RTI's two principals, Michael Tomczak and Jeffrey Boone ("Noteholders"), totaling $2.6 million ("Officers Notes"). As of March 31, 2005, the Officers Notes were due on June 1, 2006 and were payable in monthly installments in the aggregate of $20,000 from June 1, 2004 through May 1, 2005, increasing to $200,000 from June 1, 2005. The Officers Notes earn interest at a rate of 6.5% per annum. The balance of the Officers Notes is $2.5 million at March 31, 2007. On April 18, 2005, in conjunction with the issuance of a secured term note to Multi-Channel, pursuant to a Subordinated Seller Note Subordination Agreement ("Subordination Agreement"), the Officers Notes were subordinated to the debts owed by us to Multi-Channel and Laurus ("Senior Debts"), prohibiting any payment of principal or interest on the Officers Notes until the Senior Debts have been paid in full.

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

     The acquisition has been accounted for as a purchase. The results of the operations of RTI have been included in the consolidated financial statements since the date of the acquisition. The excess of purchase price over the fair values of net assets acquired was approximately $10.5 million and has been recorded as goodwill. The fair value of assets acquired and liabilities assumed were as follows (in thousands):

          Cash                                                    $      673
          Accounts receivable                                          1,348
          Prepaids and other assets                                      742
          Property and equipment                                         496
          Software technology                                          1,410
          Customer relationships                                       1,660
          Trademark                                                      800
          Deferred Compensation Costs                                    713
          Capital lease obligations                                      (11)
          Accounts Payable and Accrued Expenses                       (1,723)
          Income Tax Payable                                            (127)
          Deferred Revenue                                            (2,818)
          Notes Payable                                               (1,989)
                                                                  ----------
                Net assets                                             1,174
          Excess of cost over fair value of net assets acquired       10,474
                                                                  ----------
                Total purchase price                              $   11,648
                                                                  ==========

3.   DISCONTINUED OPERATIONS

     Effective March 31, 2006, we sold the assets of our Store Solutions division for $211,000. The sale of the Store Solutions division resulted in a loss of $2,533,000, which was recognized at March 31, 2006. At March 31, 2006, the Store Solutions division was classified as a discontinued operation and the results of operations are separately reported for all periods presented. Summarized financial information in thousands, except per share data, for the discontinued operations is set forth below:

                                                Year ended March 31,
                                                 2006          2005
                                              ----------    ----------
          Net sales                           $    1,961    $    1,497
          Loss from discontinued operations   $      (93)   $     (935)
          Loss per share of common stock      $      Nil    $    (0.02)

4.   PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 2007 and 2006 consisted of the following (in thousands):

                                                                     2007             2006
                                                                -------------     -------------

        Computer and office equipment and purchased software    $       3,000     $       2,805
        Furniture and fixtures                                            308               485
        Leasehold improvements                                            332               319
                                                                -------------     -------------
                                                                        3,640             3,609
        Less accumulated depreciation and amortization                  3,333             3,225
                                                                -------------     -------------
        Total                                                   $         307     $         384
                                                                =============     =============

     Depreciation and amortization expense from continuing operations for the fiscal years ended March 31, 2007, 2006 and 2005 was $294,000, $480,000 and
     $646,000, respectively.

5.   GOODWILL AND OTHER INTANGIBLES

     At March 31, 2007 and 2006, goodwill and other intangibles consist of the following (in thousands):

                                             MARCH 31, 2007                    MARCH 31, 2006

                                      Gross                             Gross
                                    carrying   Accumulated             carrying  Accumulated
                                     amount   amortization     Net      amount   amortization     Net
                                    --------  ------------  --------   --------  ------------  --------

          Goodwill                  $ 28,993    $ (6,009)   $ 22,984   $ 29,785    $ (6,009)   $ 23,776
                                    --------    --------    --------   --------    --------    --------

          Other intangibles:
          Amortized intangible
          assets
            Software technology       30,818     (20,267)     10,551     28,842     (16,929)     11,913
            Customer relationships     1,836        (646)      1,190      1,836        (480)      1,356

          Unamortized intangible
              Trademark                  833          --         833        840          --         840
                                    --------    --------    --------   --------    --------    --------
                                      33,487     (20,913)     12,574     31,518     (17,409)     14,109

          Goodwill and other
          intangibles               $ 62,480    $(26,922)   $ 35,558   $ 61,303    $(23,418)   $ 37,885
                                    ========    ========    ========   ========    ========    ========

     During the fiscal year ended March 31, 2007, we recorded approximately $2.0 million capitalized development costs. Software and customer relationships are amortized on a straight-line basis over their useful lives of five to ten years. The goodwill and the trademark have indefinite useful lives and are not subject to amortization.

     Transactions in goodwill during the fiscal years ended March 31, 2007 and 2006 are as follows (in thousands):

                                                                           Accumulated
                                                                 Cost      Amortization
                                                              ----------    ----------
          Balance April 1, 2005                               $   32,010    $    6,493
          Goodwill of the Store Solutions division disposed       (1,375)         (484)
          Impairment of Page Digital Goodwill                       (850)           --
                                                              ----------    ----------

          Balance March 31, 2006                                  29,785         6,009
          Impairment of Page Digital Goodwill                       (792)           --
                                                              ----------    ----------

          Balance March 31, 2007                              $   28,993    $    6,009
                                                              ==========    ==========

     We adopted SFAS No. 142 effective April 1, 2002 and ceased amortization of goodwill that we recorded in business combinations prior to June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and certain other intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets continue to be amortized over their useful lives.

     We completed our annual test for goodwill impairment during fourth quarter of 2007, 2006 and 2005 and determined that the goodwill allocated to the Page Digital reporting unit at March 31, 2007 and 2006, and allocated to the Island Pacific and Page Digital reporting units at March 31, 2005 was impaired. Accordingly, we reduced the value of the goodwill in the amount of $792,000, $850,000 and $5,577,000 in the years ended March 31, 2007,
     2006 and 2005, respectively.

     We completed tests for impairment of our other intangible assets and also evaluated the remaining useful lives of our intangible assets during the fourth quarter 2007, 2006 and 2005. We determined that the customer relationships values allocated to the Page Digital reporting unit were impaired at March 31, 2006 and 2005, and that the trademark value allocated to the Page Digital reporting unit was impaired at March 31, 2007 and 2006. Accordingly, we reduced the value of customer relationships in the years ended March 31, 2006 and 2005 by $230,000 and $383,000, respectively, and we reduced the value of the trademark by $6,000 and $245,000 in the year ended March 31, 2007 and 2006, respectively. The software and customer relationships acquired in the acquisition of RTI are being amortized over useful lives of seven and ten years, respectively.

     Amortization expense from continuing operations for fiscal years ended March 31, 2007, 2006 and 2005 was $3.5 million, $3.6 million and $4.7 million, respectively. We expect amortization expense for the next five years to be as follows (in thousands):

                     Year Ending March 31:
                              2008           $   3,504
                              2009           $   3,166
                              2010           $     558
                              2011           $     558
                              2012           $      92

6.   CONVERTIBLE DEBENTURES AND TERM NOTES

     Convertible debentures and long-term notes at March 31, 2007 and 2006 consist of the following (in thousands):

                                                                         2007       2006
                                                                       --------   --------
          9% convertible debentures, due May 2007, net of
              unamortized debt discount of $0 and $80,respectively     $    913   $    832
          Convertible term note, bearing interest at the prime rate
              plus 2%, due July 2007, net of unamortized debt
              discount of $570 and $2,523, respectively                   6,218      4,265
          Convertible term notes, bearing interest at the prime rate plus 1%, due June 2008, net of unamortized debt
              discount of $1,626 and $2,972, respectively                 2,574      1,228
                                                                       --------   --------
                                                                          9,705      6,325
          Less: current maturities                                        7,185        832
                                                                       --------   --------

          Long-term portion of term loans                              $  2,520   $  5,493
                                                                       ========   ========

     MARCH 2004 DEBENTURES
     On March 15, 2004, we sold Omicron Master Trust ("Omicron") and Midsummer Investment, Ltd. ("Midsummer") convertible debentures (the "March 2004 Debentures") for an aggregate price of $3.0 million pursuant to a securities purchase agreement (the "March 2004 Debenture Purchase Agreement"). The March 2004 Debentures bear an interest rate of 9% per annum, and provide for interest only payments on a quarterly basis, payable, at our option, in cash or shares of our common stock. The March 2004 Debentures initially matured on May 15, 2006, but the maturity date was extended to September 30, 2006, pursuant to the Amendment Agreement between us and Midsummer dated March 23, 2006 (the "Midsummer Additional Amendment"), to February 28, 2007, pursuant to the Amendment and Waiver Agreement between us and Midsummer dated October 9, 2007 (the "October 2006 Amendment"), and to April 30, 2007 pursuant to the Amendment and Waiver between us and Midsummer dated April 23, 2007.

     The March 2004 Debentures were initially convertible into shares of our common stock at a conversion price of $1.32 per share, subject to adjustment if we offer or sell any securities for an effective per share price that is less than 87% of the then current conversion price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004, or trigger other customary anti-dilution protections. Accordingly, the conversion price has been adjusted as described below.

     We also issued Omicron and Midsummer two warrants each as follows: (1) Series A Warrants to purchase up to an aggregate of 1,043,479 shares of our common stock at an exercise price of $1.15 per share with a five-year term, exercisable at anytime after September 16, 2004, subject to adjustment if we offer or sell any securities for an effective per share price that is less than the then current exercise price, negatively restate any of our financial statements or make any public disclosure that negatively revises or supplements any prior disclosure regarding a material transaction consummated prior to March 15, 2004, or trigger other customary anti-dilution protections, and (2) Series B Warrants to purchase up to an aggregate of 8,500,000 shares of our common stock with an exercise price of $5 per share, subject to adjustment upon the issuance or sale of securities in a public offering for an effective per share price that is less than the then-current exercise price, and upon the trigger of other customary anti-dilution protections. The Series B Warrants expired on September 15, 2005. The conversion price of March 2004 Debentures and the exercise price of the Series A Warrants have been adjusted as described below.

     We entered into a registration rights agreement with Omicron and Midsummer dated March 15, 2004 (the "Omicron/Midsummer Registration Rights Agreement"), pursuant to which we were required to file a registration statement respecting the common stock issuable upon the conversion of the March 2004 Debentures and exercise of the warrants within 30 days after March 15, 2004, and to use best efforts to have the registration statement declared effective at the earliest date but in no event later than 90 days after March 15, 2004 (or 120 days in the event of full review). The Omicron/Midsummer Registration Rights Agreement provided that if we failed to file a registration statement within such 30 day period or have it declared effective within such 90 day period (or 120 day period in the event of a full review), we were obligated to pay liquidated damages to Omicron and Midsummer equal to 2% per month of each of their initial subscription amounts plus the value of any outstanding warrants. The filing deadline was extended to March 15, 2006 pursuant to the November 2005 Amendments, further extended to May 16, 2006, pursuant to the March 2006 Amendments, and further extended to October 31, 2007 pursuant to the March/April 2007 Amendments, and the initial effectiveness date was amended to 135 days after the filing date.

     A registration statement on Form S-3 registering the shares issuable upon conversion of Midsummer's March 2004 Debenture and the shares issuable on exercise of both Omicron's and Midsummer's Series A Warrants was filed on August 25, 2004. A registration statement on Form S-3 registering the shares issuable upon exercise of Midsummer's and Omicron's Series B Warrants was filed on September 13, 2004. The registration statements were combined into one registration statement on Form S-3 pursuant to Amendment No. 1 to the Forms S-3 filed on December 2, 2004. Amendment No. 2 to the registration statement was filed on January 25, 2005. The amended registration statements did not become effective, and we withdrew the filing on January 3, 2006. The liability for liquidated damages caused by the withdrawal of the filing as of March 31, 2005 was $53,000 which, along with any other defaults related to the terms of Midsummer's March 2004 Debenture, was cured by the November 2005 Amendments issued in conjunction with the November 2005 Term Notes.

     Amendment No 1
     In July 2004, we entered into Amendment No. 1 to Midsummer's March 2004 Debenture in exchange for its consent to the Laurus 2004 Convertible Note transaction. The terms of Midsummer's March 2004 Debenture were amended as follows: (1) the prepayment penalty was eliminated, (2) the conversion price for the March 2004 Debenture and the exercise price for the Series A Warrant were reduced to $0.56 per share, (3) interest payments are due on a monthly, rather than quarterly, basis, (4) the commencement of monthly redemption payments was accelerated to September 1, 2004 and (5) the monthly redemption payments were revised such that payments of $50,000, which increased to $62,500 starting February 1, 2005, were due monthly commencing September 1, 2004. During the three months ended March 31, 2005, 185,672, 184,871 and 229,851 shares of common stock were issued valued at $58,155, $69,905 and $69,436 respectively, for payment of principal and interest. Computation of the number of shares is in accordance with the agreement and the share price is based upon the 20 day average volume weighted average price less a 20% discount. Management considers this to be the fair value of the shares of common stock issued.

     As part of Amendment No. 1, we issued 600,000 shares of our common stock, which we valued at $240,000, to Midsummer as payment for liquidated damages due under the Omicron/Midsummer Registration Rights Agreement and as partial consideration for Midsummer consenting to our issuance of the Laurus 2004 Convertible Note.

     With a portion of the proceeds from the sale of the Laurus 2004 Convertible Note (see below), we paid Omicron $1.75 million, the full amount due under its March 2004 Debenture, plus $0.2 million in accrued interest, liquidated damages pursuant to the Omicron/Midsummer Registration Rights Agreement, and prepayment penalties.

     Amendment No. 2
     On November 30, 2004, we entered into Amendment No. 2 to Midsummer's March 2004 Debenture ("Amendment No. 2"). The terms of Midsummer's March 2004 Debenture were amended as follows: (1) the conversion price for the March 2004 Debenture and the exercise price for the Series A Warrant were reduced to $0.37 per share, (2) all outstanding accrued and unpaid liquidated damages and all liquidated damages that may accrue through January 31, 2005 were waived, (3) until the shares are registered, we may make monthly interest payments in shares of restricted stock valued at 80% of the value weighted average price for the 20 days prior to either the interest payment date or on the date the shares are issued, whichever is lower, and (4) the date by which the registration statement covering the shares issuable upon conversion of Midsummer's March 2004 Debenture and the related warrants must be declared effective was extended to January 31, 2005 (further extended to October 31, 2007 pursuant to the March/April 2007 Amendments). In addition, we issued Midsummer an additional warrant (the "November 2004 Warrant") with a five-year term to purchase 200,000 shares of our common stock at an exercise price of $0.41 per share.

     Midsummer Additional Amendment
     In conjunction with the March 2006 Amendments associated with the November 2005 Term Notes, on March 23, 2006, we also entered into an Amendment Agreement to the Securities Purchase Agreement dated March 15, 2004 (the "Midsummer Additional Amendment") pursuant to which: (1) the maturity date under the March 2004 Debenture was extended to September 30, 2006 and (2) the Company agreed to commence paying Midsummer monthly interest in the amount of $35,613 commencing on April 28, 2006 and continuing until September 29, 2006 as payment in full of accrued but unpaid interest under the March 2004 Debenture (through September 29, 2006) and Midsummer's June 2005 Note (through August 28, 2006). In exchange for Midsummer agreeing to the foregoing, the Company agreed to adjust the exercise price under the warrants issued to Midsummer dated March 31, 2003, July 1, 2003, March 15, 2004 and November 30, 2004 for an aggregate of 1,402,084 shares of common stock to $0.01 and issued Midsummer an additional warrant (the "Midsummer Additional Warrant") to purchase up to 1,610,005 shares of the Company's common stock for $0.20 per share.

     Derivative Liabilities and Beneficial Conversion
     In accordance with SFAS 133, we accounted for the Conversion Feature embedded in the March 2004 Debentures as a derivative liability and recorded the following derivative liability transactions in the years ended March 31, 2004, 2005, 2006and 2007.

                                                                        Increase (Decrease) in Net Income
                                                                -------------------------------------------------
                                      Initial Derivative          Amortization of        Change in Fair Value of
      Year Ended                   Liability/Debt Discount         Debt Discount          Derivative Liability
      ------------------------     -------------------------    --------------------    -------------------------
      March 31, 2004                      $1,736,000                 $(35,600)                  $214,900
      March 31, 2005
               Debt Reduction                                       $(858,200)                  $193,200
               Period Expense                                       $(467,800)                 $1,165,300
      March 31, 2006                                                $(334,600)                   $9,800
      March 31, 2007                                                 $(39,800)

     On November 16, 2005, the reset price of the Conversion Feature embedded in Midsummer's March 2004 Debenture became fixed at $0.20 per share, and the balance of the derivative liability of $152,800 was added to Additional Paid-in Capital.

     After bifurcation of the derivative liability, we allocated the proceeds received from the March 2004 Debentures with the detachable Series A and Series B Warrants using the relative fair value of the warrants ($782,200) at the time of issuance. The allocation to the warrants is being amortized as interest expense over the term of the March 2004 Debentures, and the relative fair value of the November 2004 Warrant ($9,200) and the Midsummer Additional Warrant ($19,400) is being amortized from the date of issue to the maturity date of the Midsummer March 2004 Debentures. Amortization in the years ended March 31, 2007, 2006 and 2005 was $39,000, $155,000 and
     $212,200, respectively.

     The outstanding balance of Midsummer's March 2004 Debenture, including accrued interest, is $926,000 at March 31, 2007.

     For a period of one hundred eighty (180) days following the date the registration statement covering the shares issuable upon conversion of the March 2004 Debentures and related warrants is declared effective (the "Omicron/Midsummer Registration Effective Date"), both Omicron and Midsummer have the right, in their sole discretion, to elect to purchase their pro rata portion of additional March 2004 Debentures and Series A

     Warrants for an aggregate purchase price of up to $2.0 million in a second closing (the "Second Closing"). The terms of the Second Closing would be identical to the terms set forth in the March 2004 Purchase Agreement and related documents, except that, the conversion price for the additional debentures and the exercise price for the additional warrants shall be equal to 115% of the average of the daily volume weighted average price of our common stock for the 10 days preceding the Second Closing ("Second Closing Price"). The Series A Warrant coverage for the Second Closing shall be 40% of each Purchaser's subscription amount in the Second Closing divided by the Second Closing Price.

     For a period of one hundred eighty (180) days following the Omicron/Midsummer Registration Effective Date, if the daily volume weighted average price of our common stock for fifteen (15) consecutive trading days exceeds the then current conversion price by more than 200%, subject to adjustment, we may, on one occasion, in our sole determination, require Omicron and Midsummer to purchase each of their pro rata portion of additional debentures and Series A Warrants for an aggregate purchase price of up to $2.0 million. Any such additional investment shall be under the terms set forth in the March 2004 Purchase Agreement and related documents, except that, the conversion price for the additional debentures and the exercise price for the additional warrants shall be equal to the then current conversion price and warrant exercise price for the March 2004 Debentures and Series A Warrants.

     For a period of six (6) months following the Omicron/Midsummer Registration Effective Date, Omicron and Midsummer have a right of first refusal to participate in certain future financings by us involving the sale of our common stock or equivalent securities.

     Laurus Master Fund, Ltd
     On July 12, 2004, we sold and issued a secured convertible term note (the "Laurus 2004 Convertible Note") to Laurus for gross proceeds of $7.0 million pursuant to a Securities Purchase Agreement. In addition, we issued Laurus a warrant to purchase up to 3,750,000 shares of our common stock at a price of $0.71 per share (the "Laurus 2004 Warrant").

     The Laurus 2004 Convertible Note initially matured on September 1, 2004, however, the maturity date was automatically extended to July 12, 2007 (the "Maturity Date") upon our stockholders approving an increase in our authorized common stock from 100 to 250 million shares and our filing an amendment to our certificate of incorporation to effect such change on August 27, 2004. The Laurus 2004 Convertible Note accrues interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent. Interest under the Laurus 2004 Convertible Note is payable monthly in arrears commencing August 1, 2004. The Interest Rate is recalculated with each change in the prime rate and is subject to adjustment based on the then-current price of our common stock. The initial conversion price under the Laurus 2004 Convertible Note was $0.56 per share, subject to adjustment upon our issuance of securities at a price below the fixed conversion price, a stock split or combination, declaration of a dividend on our common stock or reclassification of our common stock. We have the option to redeem the Laurus 2004 Convertible Note by paying Laurus 125% of the principal amount due under the Laurus 2004 Convertible Note together with all accrued and unpaid interest. Our obligations under the Laurus 2004 Convertible Note are secured by all of our assets and guaranteed by our subsidiaries, pursuant to the Laurus Security Instruments.

     The Laurus 2004 Warrant is immediately exercisable with a seven year term ending July 12, 2011. We have the right to require exercise of the Laurus 2004 Warrant in whole or in part if: (1) all of our obligations under the Laurus 2004 Convertible Note have been irrevocably paid in full, (2) the common stock underlying the Laurus 2004 Warrant has been registered on a registration statement declared effective by the SEC, and such registration statement remains effective, and (3) the average closing price of our common stock for the ten (10) trading days immediately prior to the proposed date of the mandatory exercise of the Laurus 2004 Warrant is greater than three hundred percent (300%) of the then applicable exercise price. The Laurus 2004 Warrant exercise price is subject to adjustment in the event of common stock splits and combinations, dividends and distributions.

     Amendment No. 1
     In August 2004, Laurus agreed to defer the interest payments due under the Laurus 2004 Convertible Note on August 1, 2004 until the Maturity Date. On October 29, 2004, Laurus agreed to amend ("Amendment No. 1") the Laurus 2004 Convertible Note and defer the payments due from September 2004 through February 2005 until the Maturity Date. Pursuant to Amendment No. 1,
     (1) we are required to make monthly payments in the amount of $212,121 to

     Laurus commencing on March 1, 2005 - deferred by March 2005 (Amendment No. 2 below), November 2005, March 2006, October/November 2006 and March/April 2007 Amendments noted previously - with a balloon payment of $1.1 million due in July 2007, (2) the conversion price on the first $2 million of the $7 million Laurus 2004 Convertible Note was reduced from $0.56 to $0.37,
     (3) we issued Laurus an additional warrant (the "October `04 Warrant") to purchase 250,000 shares of our common stock at a price of $0.41 per share with the same terms as the Laurus 2004 Warrant, and (4) the Effectiveness Date under the Laurus Registration Rights Agreement was extended.

     Pursuant to the registration rights agreement as amended in October 2004 between us and Laurus executed in connection with the sale and issuance of the Laurus 2004 Convertible Note (the "Laurus Registration Rights Agreement"), we were obligated to file a Registration Statement registering the shares of our common stock issuable upon conversion of the Laurus 2004 Convertible Note, or exercise of the Laurus 2004 Warrant or the October `04 Warrant (collectively the "Underlying Shares") within 60 days of July 12, 2004 and have the Registration Statement declared effective by the SEC no later than January 8, 2005. The filing date has been extended pursuant to the March/April 2007 Amendments to October 31, 2007, and the initial effectiveness date has been amended to 135 days after the filing date. If
     (1) the Registration Statement was not filed or declared effective within the requisite periods, (2) the Registration Statement ceased to be effective for more than 30 days in any calendar year or any 10 consecutive calendar days, or (3) our common stock was not listed or traded or was suspended from trading for three consecutive trading days, we were required to pay Laurus liquidated damages equal to 2% of original principal balance on the Laurus 2004 Convertible Note for each 30 day period (with partial periods prorated) that such event continued.

     We filed a registration statement for the Underlying Shares on Form S-3 (the "Laurus Registration Statement") on September 13, 2004 and filed amendments to the Form S-3 on December 2, 2004 and January 25, 2005. The amended registration statements did not become effective, and we withdrew the filing on January 3, 2006. Liquidated damages in the amount of $390,000, which was cured by the November 2005 Amendments, had accrued as of March 31, 2005 due to our failure to meet the filing and effectiveness deadlines prior to the extension of such deadlines.

     Amendment No. 2
     Effective March 31, 2005, Laurus agreed to amend ("Amendment No. 2") the Laurus 2004 Convertible Note and defer the principal payments due from April 2005 through September 2005 until the Maturity Date. In addition, Laurus agreed (1) to postpone the balance due at March 31, 2005 accrued for liquidated damages related to our failure to meet the filing and effectiveness deadlines under the Laurus Registration Rights Agreement, (2) waived its right to liquidated damages for the months of April and May 2005, and (3) entered into a Subordination Agreement with Multi-Channel to facilitate the Multi-Channel Note transaction. The liability for liquidated damages and any other defaults related to the terms of the Laurus 2004 Convertible Note, were cured by the November 2005 Amendments issued in conjunction with the Laurus November 2005 Term Note.

     In consideration of Laurus' agreements in Amendment No. 2, we issued a warrant (the "Laurus March 2005 Warrant") to purchase 1,200,000 shares of common stock at an exercise price of $0.20 per share. The Laurus March 2005 Warrant is immediately exercisable with a ten year term ending March 31, 2012. We have the right to require exercise of the Laurus March 2005 Warrant in whole or in part if: (1) all of our obligations under the Laurus 2004 Convertible Note have been irrevocably paid in full, (2) the common stock underlying the Laurus March 2005 Warrant has been registered on a registration statement declared effective by the SEC, and such registration statement remains effective, and (3) the average closing price of our common stock for the ten (10) trading days immediately prior to the proposed date of the mandatory exercise of the Laurus March 2005 Warrant is greater than three hundred percent (300%) of the then applicable exercise price. The Laurus March 2005 Warrant exercise price is subject to adjustment in the event of common stock splits and combinations, dividends and distributions.

     Adjustment of Prior Beneficial Conversion and Warrant Exercise Prices -
     2005
     In connection with the sale and subsequent amendment of the Laurus 2004 Convertible Note, during the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005 we adjusted the exercise price of outstanding warrants previously granted anti-dilution price protection to $0.56 per share (July 2004) to $0.37 per share (November 2004), and to $0.20 per share (March 2005). The additional charges of $911,000 arising from these adjustments have been charged to operations in the year ended March 31, 2005.

     Derivative Liabilities and Debt Discount

     In accordance with SFAS 133, we accounted for the Conversion Feature embedded in the Laurus 2004 Convertible Note as a derivative liability and recorded the following derivative liability transactions in the years ended March 31, 2005, 2006 and 2007.

                                                         Increase (Decrease) in Net Income
                                                ----------------------------------------------------
                          Initial Derivative                               Change in Fair Value of
                            Liability/Debt       Amortization of Debt      Derivative Liability to
         Year Ended            Discount                Discount                March 31, 2006
     ------------------- ---------------------- ------------------------  --------------------------
      March 31, 2005          $5,051,100             $(1,204,800)                $3,443,700
      March 31, 2006                                 $(1,683,200)                 $(73,900)
      March 31, 2007                                 $(1,683,200)

     On November 16, 2005, the reset price of the Conversion Feature embedded in the Laurus 2004 Convertible Note became fixed at $0.20 per share, and the balance of the derivative liability of $1,681,300 was added to Additional Paid-in Capital.

     After bifurcation of the derivative liability, we allocated the proceeds received from the Laurus 2004 Convertible Note with the detachable Laurus 2004 Warrant using the relative fair value of the warrant ($796,700) at the time of issuance. The allocation to the warrant is being amortized as interest expense over the term of the Laurus 2004 Convertible Note, and the relative fair values of the October '04 Warrant ($20,600) and the Laurus March 2005 Warrant ($45,000) are being amortized from the date of issue to the maturity date of the Laurus 2004 Convertible Note. Amortization in the years ended March 31, 2007, 2006 and 2005 was $270,300, $270,300 and
     $180,700, respectively.

     The balance of the Laurus 2004 Convertible Note, including accrued interest, is $6.9 million at March 31, 2007.

     Multi-Channel Holdings
     On April 18, 2005, we sold and issued a secured term note to Multi-Channel Holdings, Inc. ("Multi-Channel") for gross proceeds of $2.0 million (the "Multi-Channel Note"). The maturity date of the Multi-Channel Note was October 18, 2005 with interest payable on maturity at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus three percent, calculated each day that the prime rate changes, and the Multi-Channel Note was secured by all of our assets. The Multi-Channel Note and accrued interest were paid from the proceeds of the June 2005 Convertible Notes (defined below).

     June 2005 Convertible Notes
     On June 15, 2005, we sold and issued secured convertible term notes to Laurus for gross proceeds of $3.2 million (the "Laurus June 2005 Convertible Note") and to Midsummer for gross proceeds of $1.0 million (the "Midsummer June 2005 Convertible Note") (together the "June 2005 Convertible Notes") pursuant to Securities Purchase Agreements. We also issued Laurus and Midsummer warrants to purchase up to 4,444,444 and 1,388,889 shares of our common stock, respectively, at a price of $0.23 per share (the "June 2005 Warrants") and options to purchase up to 17,142,857 and 5,357,143 shares of our common stock, respectively, at the price of $0.01 per share (the "June 2005 Options").

     The June 2005 Convertible Notes mature on June 15, 2008 and accrue interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus one percent, calculated each day that the prime rate changes, payable monthly in arrears commencing on July 1, 2005. In addition to accrued interest, commencing on October 3, 2005, the June 2005 Convertible Notes require monthly principal payments to Laurus and Midsummer of $106,667 and $40,000, respectively. The principal payments have been deferred pursuant to November 2005, March 2006, October/November 2006, and March/April 2007 Amendments below. The June 2005 Convertible Notes are convertible to common stock at $0.20 per share, subject to adjustment upon our issuance of securities at a price below the fixed conversion price, a stock split or combination, declaration of a dividend on our common stock or reclassification of our common stock. Our obligations under the June 2005 Convertible Notes are secured by all of our assets and guaranteed by our subsidiaries pursuant, with respect to Laurus, to the Master Security Agreement and Subsidiary Guaranty in favor of Laurus dated July 12, 2004 (the "Laurus Security Instruments") and, with respect to Midsummer, to the Master Security Agreement and the Subsidiary Guaranty in favor of Midsummer dated June 15, 2005 (the "Midsummer Security Instruments").

     The June 2005 Warrant and June 2005 Option issued to Laurus expire on May 31, 2012 and May 31, 2015, respectively. The June 2005 Warrant and June 2005 Option issued to Midsummer expire on June 15, 2012 and June 15, 2015, respectively. The warrants and options are immediately exercisable. The exercise prices under the June 2005 Warrants and June 2005 Options are subject to adjustment in the event of common stock splits and combinations, dividends and distributions.

     Pursuant to Registration Rights Agreements between us and Laurus and Midsummer entered into concurrently with the sales of the June 2005 Convertible Notes, we were obligated to file a Registration Statement registering the shares of our common stock issuable upon conversion of the June 2005 Convertible Notes, and exercise of June 2005 Warrants and June 2005 Options no later than August 15, 2005, and have the Registration Statement declared effective by the SEC no later than October 29, 2005. These deadlines were extended to March 15, 2006 pursuant to the November 2005 Amendments (defined below) and further extended to May 15, 2006 and October 31, 2007 pursuant to the March 2006 and March/April 2007 Amendments (defined below). If (1) the Registration Statement is not filed or declared effective within the requisite periods, (2) the Registration Statement ceases to be effective for more than 30 days in any calendar year or more than 20 consecutive calendar days, or (3) our common stock is not listed or quoted or is suspended from trading for three consecutive trading days, we were required to pay Laurus and Midsummer liquidated damages equal to 2% of original principal balances under the June 2005 Convertible Notes for each 30 day period (with partial periods prorated) that such event continues.

     Adjustment of Prior Beneficial Conversion and Warrant Exercise Prices -
     2005
     In connection with the sales of the June 2005 Convertible Notes, we adjusted the conversion price of the Laurus 2004 Convertible Note and the Midsummer March 2004 Debentures (defined below) to $0.20 per share, and the exercise price of outstanding warrants previously granted anti-dilution price protection to $0.01 per share.

     Derivative Liabilities and Debt Discount
     In accordance with SFAS 133, we accounted for the Conversion Feature embedded in the June 2005 Convertible Notes as a derivative liability and recorded the following derivative liability transactions in the years ended March 31, 2006 and 2007.

                                                                   Increase (Decrease) in Net Income
                                                              ---------------------------------------------
                                                                                         Change in Fair
                                                                                            Value of
                                                                                           Derivative
        Year Ended                  Initial Derivative          Amortization of        Liability to March
                                 Liability/Debt Discount         Debt Discount              31, 2006
     -------------------     ------------------------------   ---------------------    --------------------
      March 31, 2006                    $3,229,400                 $(846,500)              $2,179,500
      March 31, 2007                                              $(1,069,200)

     On November 16, 2005, the reset price of the Conversion Feature embedded in the June 2005 Convertible Notes became fixed at $0.20 per share, and the balance of the derivative liability of $1,049,900 was added to Additional Paid-in Capital.

     After bifurcation of the derivative liability, we allocated the proceeds received from the June 2005 Convertible Notes with the detachable June 2005 Warrants and the June 2005 Options using the relative fair value of the warrants and options ($807,690) at the time of issuance. The allocation to the warrants and options is being amortized as interest expense over the term of the June 2005 Convertible Notes. Amortization in the years ended March 31, 2007 and 2006 was $276,500 and $218,900, respectively.

     The balance of the June 2005 Convertible Notes, including accrued interest, is $4.3 million at March 31, 2007.

     November 2005 Term Notes (Classified as Notes Payable) On November 16, 2005, we sold and issued secured term notes to Laurus for gross proceeds of $637,500 (the "Laurus November 2005 Term Note") and to Midsummer for gross proceeds of $212,500 (the "Midsummer November 2005 Term Note") (together the "November 2005 Term Notes") pursuant to securities purchase agreements. In addition, we issued Laurus and Midsummer options to purchase up to 1,125,000 and 375,000 shares of our common stock, respectively at the price of $0.01 per share (the "November 2005 Options).

     The November 2005 Term Notes initially matured on February 1, 2006 but the maturity dates were extended to August 31, 2006 pursuant to the March 2006 Amendments, to February 28, 2007 pursuant to the October/November 2006 Amendments, and to June 30, 2007 pursuant to the March/April 2007 Amendments. The November 2005 Term Notes accrue interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent, calculated each day that the prime rate changes, payable monthly in arrears commencing on December 1, 2005. Our obligations under the November 2005 Term Notes are secured by all of our assets and guaranteed by our subsidiaries pursuant to the Laurus Security Instruments and the Midsummer Security Instruments.

     The November 2005 Options are immediately exercisable. The exercise prices of the November 2005 Options are subject to adjustment in the event of common stock splits and combinations, dividends and distributions. The November 2005 Options expire on November 16, 2015.

     Pursuant to Registration Rights Agreements between us and Laurus and Midsummer entered into in connection with the sales of the November 2005 Term Notes, we were obligated to file a Registration Statement registering the shares of our common stock issuable upon exercise of the November 2005 Options no later than March 15, 2006 and have the Registration Statement declared effective by the SEC no later than 135 days following the filing date of such registration statement. The filing deadline was extended as part of amendments to the November 2005 Term Notes as described below. If
     (1) the Registration Statement is not filed or declared effective within the requisite periods, (2) the Registration Statement ceases to be effective for more than 30 days in any calendar year or more than 20 consecutive calendar days, or (3) our common stock is not listed or quoted or is suspended from trading for three consecutive trading days, we are required to pay Laurus and Midsummer liquidated damages equal to 2% of the original principal balance on the November 2005 Term Notes for each 30 day period (with partial periods prorated) that such event continues.

     November 2005 Amendments
     Pursuant to separate Amendment and Waiver Agreements (the "November 2005 Amendments") entered into concurrently with the issuance of the November 2005 Term Notes, Laurus and Midsummer (1) postponed principal payments due from November 2005 through February 2006 on the June 2005 Convertible Notes, the Laurus 2004 Convertible Note (defined below), and Midsummer's March 2004 Debenture (defined below), (2) amended the financial reporting requirements associated with the previously noted debts, (3) waived the right to anti-dilution adjustments to conversion/exercise prices for the June 2005 Convertible Notes, the Laurus 2004 Convertible Note, and Midsummer's March 2004 Debenture triggered by the issuance of the November 2005 Options, and (4) adjusted the Filing and Effective dates of all previous Registration Rights Agreements to conform to the Registration Rights Agreements entered into concurrently with the November 2005 Term Notes. In addition, Midsummer waived the right to anti-dilution adjustments to the exercise prices for the following warrants to purchase our common stock: warrant dated March 15, 2004 for 434,783 shares, warrant dated July 1, 2003 for 138,158 shares, warrant dated March 31, 2003 for 629,143 shares, and warrant dated November 30, 2004 for 200,000 shares.

     Options Exercised
     On August 31, 2005 and August 31, 2007 Laurus exercised its right to acquire 3,000,000 and 96,713 shares, respectively of our common stock granted by its June 2005 Option. On March 8, 2006, Midsummer exercised its right to acquire 375,000 shares of our common stock granted by its November 2005 Option, and on August 4, 2006, Midsummer exercised its right to acquire 375,000 shares of our common stock granted by its March 2006 Option (defined below).

     March 2006 Amendments
     We entered into Amendment and Waiver Agreements (the "March 2006 Amendments") with Laurus and Midsummer dated March 22, 2006 and March 23, 2006, respectively, pursuant to which, among other things: (1) the November 2005 Term Notes were amended and restated to increase their aggregate principal balances by $850,000 and to extend their maturity dates until August 31, 2006; (2) the principal portions of the monthly payments due for March through August 2006 under Midsummer's March 2004 Debenture, the Laurus 2004 Convertible Note and June 2005 Convertible Notes were postponed until the maturity dates under the respective notes; (3) our obligations to file registration statements pursuant to the registration rights agreements dated March 15, 2004, July 12, 2004, June 15, 2005 and November 16, 2005
     registering the shares issuable to Laurus and Midsummer upon conversion of the Laurus 2004 Convertible Note, the June 2005 Convertible Notes, Midsummer's March 2004 Debenture, and the shares issuable on exercise of outstanding options and warrants held by Midsummer and Laurus were extended to May 15, 2006; and (4) Midsummer and Laurus waived certain other rights under the foregoing agreements and related agreements. In exchange for Laurus and Midsummer agreeing to the foregoing, we issued them additional options, with ten-year terms, to purchase an aggregate of One Million Five Hundred Thousand (1,500,000) shares of our common stock for $0.01 per share (the "March 2006 Options"). We were required to register the shares issuable upon exercise of the March 2006 Options by May 15, 2006, pursuant to the terms of the registration rights agreements between us and Laurus and Midsummer dated November 16, 2005.

     October/November 2006 Amendments
     We entered into Amendment and Waiver Agreements (the "October/November 2006 Amendments") with Laurus and Midsummer dated November 27, 2006 and October 9, 2006, respectively, pursuant to which, among other things: (1) the November 2005 Term Notes were amended and restated to increase their aggregate principal balances by $1,000,000 and to extend their maturity dates until February 28, 2007; (2) the principal portions of the monthly payments due for September 2006 through February 2007 under Midsummer's March 2004 Debenture, the Laurus 2004 Convertible Note and June 2005 Convertible Notes were postponed until the maturity dates under the respective notes; and (3) the maturity date under the March 2004 Debenture was extended to February 28, 2007. In exchange for Laurus and Midsummer agreeing to the foregoing, we issued them additional options, with 9.5-year terms, to purchase an aggregate of Two Million Two Hundred Seventy-Five Thousand (2,275,000) shares of our common stock for $0.01 per share (the "October/November 2006 Options"). We are required to register the shares issuable upon exercise of the October/November 2006 Options, pursuant to the terms of the registration rights agreements between us and Laurus and Midsummer dated November 16, 2005.

     March/April 2007 Amendments
     We entered into Amendment and Waiver Agreements (the March/April 2007) Amendments with Laurus and Midsummer dated March 30, 2007 and April 23, 2007, respectively, pursuant to which, among other things: (1) the Laurus November 2005 Term Note was amended and restated to increase the principal balances by $600,000 and to extend the maturity date until June 30, 2007;
     (2) the Midsummer November 2005 Term Note was amended and restated to extend the maturity date until April 30, 2007, (3) the principal portions of the monthly payments due for March 2007 through June 2007 under Midsummer's March 2004 Debenture, the Laurus 2004 Convertible Note and June 2005 Convertible Notes were postponed until the maturity dates under the respective notes; (4) the maturity date under the March 2004 Debenture was extended to April 30, 2007; and (5) our obligations to file registration statements pursuant to the registration rights agreements dated March 15, 2004, July 12, 2004, June 15, 2005 and November 16, 2005 registering the shares issuable to Laurus and Midsummer upon conversion of the Laurus 2004 Convertible Note, the June 2005 Convertible Notes, Midsummer's March 2004 Debenture, and the shares issuable on exercise of outstanding options and warrants held by Midsummer and Laurus were extended to October 31, 2007. In exchange for Laurus agreeing to the foregoing, we issued them an additional option, with a 10-year term, to purchase up to One Million (1,000,000) shares of our common stock for $0.01 per share (the "March 2007 Option"). We are required to register the shares issuable upon exercise of the March 2007 Option pursuant to the terms of the registration rights agreements between us and Laurus and Midsummer dated November 16, 2005.

     The relative fair value of the options issued in connection with the November 2005 Term Notes in the years ended March 31, 2007 and 2006 in the amount of $324,800 and $258,100, respectively was charged directly to interest expense.

     The balance of the November 2005 Term Notes, including accrued interest, is $3.3 million at March 31, 2007.

7.   DEFERRED REVENUE

     Deferred revenue as of March 31, 2007 and March 31, 2006 consists of the following (in thousands):

                                            2007       2006
                                          --------   --------
          Contracts in Process            $    236   $    430
          Prepaid Support Service            5,861      5,549
          Customer Deposits                    628      1,303
                                          --------   --------

          Less Current Portion               6,725      7,282
                                          --------   --------
                                             5,599      6,356
                                          --------   --------
          Long-Term Deferred Revenue      $  1,126   $    926
                                          ========   ========

8.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES - We lease office spaces, automobile and various equipment under non-cancelable operating leases that expire at various dates through the fiscal year 2012. Certain leases contain renewal options. Future annual minimum lease payments for non-cancelable operating leases at March 31, 2007 are summarized as follows (in thousands):

              YEAR ENDING MARCH 31:
                        2008                  $   1,638
                        2009                      1,639
                        2010                      1,654
                        2011                      1,679
                        2012                        776
                                              ---------
                                              $   7,386
                                              =========

     Rent expense was $1.3 million, $1.5 million and $2.2 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

     LITIGATION - The sale of our Australian subsidiary in the third quarter of fiscal 2002 was subject to the approval of National Australia Bank, the subsidiary's secured lender. The bank did not approve the sale and the subsidiary ceased operations in February 2002. The bank caused a receiver to be appointed in February 2002 to sell substantially all of the assets of the Australian subsidiary and pursue collections on any outstanding receivables. The receiver proceeded to sell substantially all of the assets for $300,000 in May 2002 to an entity affiliated with former management, and is actively pursuing the collection of receivables. If the sale proceeds plus collections on receivables were insufficient to discharge the indebtedness to National Australia Bank, we could have been called upon to pay the deficiency under our guarantee to the bank. We accrued $187,000 as the maximum amount of our potential exposure as of March 31, 2004. In June 2004, we settled this obligation by paying $69,000 to the bank. As a result, the $118,000 accrual in excess of settlement amount was written off to the consolidated statement of operations as other income in the nine months ended December 31, 2004.

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

     On April 2, 2004, we filed a federal court action in the Southern District of California against 5R Online, Inc. ("5R Online"), John Frabasile, Randy Pagnotta, our former officers, and Terry Buckley for fraud, breach of fiduciary duty, breach of contract, and unfair business practice arising from their evaluation of, recommendation for, and ultimately involvement in a development arrangement between us and 5R Online. Pursuant to the development agreement entered into in June 2003 and upon reliance of the representations of the individual defendants that product development was progressing, we paid and expensed $640,000 in development payments in the fiscal year ended March 31, 2004 but received no product. The amount in controversy is the $640,000 development payments as well as a claim for punitive damages. Defendants Pagnotta and Buckley have counterclaimed against defendant Frabasile, who has moved to dismiss in light of a parallel action pending in Canada. Frabasile's and 5R Online, Inc.'s response to our complaint was due on August 9, 2004. We obtained a consent judgment against 5R Online and Frabasile on April 8, 2005. A settlement agreement was entered on November 28, 2006 under which we received $15,000 from 5R Online, defendants Pagnotta and Buckley agreed to cause 5R Online to tender to us all Canadian Scientific Research & Experimental Development funds received, if any, in consideration of our agreement not to take any enforcement action against 5R Online with regard to the consent judgment, and the fraud allegations against defendants Pagnotta and Buckley have been dropped and we are no longer pursuing them. Frabasile is not a party to the settlement agreement.

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

     Certain of our standard software license agreements contain a limited infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against certain liability and damages arising from claims of various copyright or other intellectual property infringement by our products. These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others". We have never lost an infringement claim and our cost to defend such lawsuits has been insignificant.

     In November 2005, certain of our Retail Pro(R) software customers had been contacted by Acacia Technologies Group ("Acacia") regarding alleged infringement of U.S. Patent 4,707,592 (the "`592 Patent") and are requesting indemnification for any infringement claim regarding the `592 Patent which expired in October 2005. We retained patent counsel and, based on his advice, have notified customers in question that it is our position that there is no merit to any potential claim that Retail Pro(R) software infringes the patent. In direct discussions between our counsel and Acacia, no information was provided indicating that Retail Pro(R) software infringes the`592 Patent. Acacia had alleged infringement against a number of retailers including a small number of Retail Pro(R) software users. We are not named in the lawsuit and, although some customers have indicated that they may seek indemnification, no actual lawsuits have been filed against us.

     On May 25, 2005, the United States Securities and Exchange Commission ("SEC") notified us that it had begun an informal inquiry relating to the Company. We cooperated completely with the SEC's informal inquiry. On July 20, 2005, the SEC informed us that it had issued a formal order of investigation in this matter. In connection with the investigation, the SEC is seeking information regarding our, and our subsidiaries, financial condition, results of operations, business, accounting policies and procedures, internal controls, issuances of common stock and stock options, sales of common stock and option exercises by insiders, employees and consultants as well as our internal revenue recognition investigation relating to the timing of revenue recognition for certain transactions during the fiscal years ended March 31, 2003, 2004 and 2005. The scope, focus and subject matter of the SEC investigation may change from time to time and we may be unaware of matters under consideration by the SEC. We are cooperating with the SEC in its investigation.

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

9.   PREFERRED STOCK, COMMON STOCK, TREASURY STOCK, STOCK OPTIONS AND WARRANTS

     PREFERRED STOCK - The Series A Preferred has a stated value of $100 per share and could have been redeemed at our option any time prior to the maturity date of December 31, 2006 ("Maturity Date") for 107% of the stated value and accrued and unpaid dividends. The shares were entitled to cumulative dividends of 7.2% per annum, payable semi-annually. At March 31, 2006, dividends in arrears amounted to $4.1 million or $29.23 per share.

     On February 15, 2006, we entered into a Stock Repurchase Agreement to repurchase the following from the Sage Group: (1) 8,923,915 shares of our common stock, (2) 141,000 shares of our Series A Preferred and (3) an option to purchase 71,812 shares of our common stock (collectively, the "Repurchased Shares"). The aggregate purchase price for the Repurchased Shares was $750,000, payable in monthly increments of $100,000 commencing February 28, 2006 with a final payment of $50,000 paid on October 5, 2006, completing the transaction. By resolution of the Board of Directors on October 26, 2006, the Repurchased Shares were cancelled. The effect of this repurchase has been to reduce the common shares outstanding at October 26, 2006 by approximately 13% and the total outstanding shares on a fully diluted basis by approximately 15%. In addition, the repurchase eliminated the annual dividend of $1,360,000 due to the Series A Preferred shareholder. The $13,351,000 excess of the book value of the purchased shares over the purchase price has been credited to Additional Paid-In Capital in the fiscal year ended March 31, 2007.

     COMMON STOCK - During fiscal year ended March 31, 2007, we issued the following:

          o 375,000 shares of common stock, with a fair value of $3,713 to lenders upon exercise of stock options associated with convertible and term debt..

     STOCK OPTION PLAN - On March 31, 2007, we have three incentive stock option plans in force. Our principal share-based compensation plan is the 2004 Plan described below. Having adopted SFAS 123(R ) in the year ended March 31, 2006, the compensation cost charged against income for all plans in the fiscal years ended March 31, 2007 and 2006 was $371,500 and $130,700, respectively.

     We adopted an incentive stock option plan during fiscal year 1990 (the "1989 Plan"). Options under this plan may be granted to our employees and officers. There were initially 1,000,000 shares of common stock reserved for issuance under this plan. Effective April 1, 1998, the board of directors approved an amendment to the 1989 Plan increasing the number of shares of common stock authorized under the 1989 Plan to 1,500,000. The exercise price of the options is determined by the board of directors, but the exercise price may not be less than the fair market value of the common stock on the date of grant. Options vest immediately and expire between three to ten years from the date of grant. The 1989 Plan terminated in October 1999 and 165,425 options remain outstanding at March 31, 2007.

     On October 5, 1998, the Board of Directors and stockholders approved a new plan entitled the 1998 Incentive Stock Plan (the "1998 Plan"). The 1998 Plan authorizes 3,500,000 shares to be issued pursuant to incentive stock options, non-statutory options, stock bonuses, stock appreciation rights or stock purchases agreements. The options may be granted at a price not less than the fair market value of the common stock at the date of grant. The options generally become exercisable over periods ranging from zero to five years, commencing at the date of grant, and expire in one to ten years from the date of grant. The 1998 Plan terminates in October 2008. On August 18, 2000, the Board approved certain amendments to the 1998 Plan. On November 16, 2000, the shareholders approved certain amendments. These amendments:
     (a) increased number of shares authorized in the Plan from 3,500,000 to 4,000,000, (b) authorized an "automatic" annual increase in the number of shares reserved for issuance by an amount equal to the lesser of 2% of total number of shares outstanding on the last day of the fiscal year, 600,000 shares, or an amount approved by the Board of Directors, and (c) to limit the number of stock awards of any one participant under the 1998 Plan to 500,000 shares in any calendar year. On September 19, 2002, the shareholders approved increasing the number of shares authorized in the 1998 Plan by 1,000,000 shares and increasing the number of stock awards that may be granted to any one participant in any calendar year under the 1998 Plan from 500,000 shares to 1,000,000 shares.

     On August 11, 2004, the Board of Directors and stockholders approved our 2004 Equity Incentive Plan ("2004 Plan"), which terminates on August 11, 2014 and authorizes the issuance of an aggregate of 10,000,000 shares of common stock through incentive stock options that have a 10-year life and become exercisable over a period of three years, non-statutory stock options, and stock bonuses. The 2004 Plan is administered by the Board of Directors, established a limit to stock awards of 500,000 shares to any one person in a calendar year, and provides that the exercise price of incentive stock options may not be less than 100% of the fair market value of the stock on the date of the grant or, with regard to non-statutory stock options, not less than 50% of the fair market value of the stock on the date of the grant.

     The fair value of each option award is estimated on the date of the grant using a closed-form option pricing model that used the assumptions noted in the following table. The weighted average volatility is based on the historical volatility of our common stock over the vesting period of the option award. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options is based on the vesting period. The risk-free rate for periods within the contractual life of the option award is based on the U.S. Treasury yield curve in effect at the time of the grant.

         Weighted-average volatility                 106%
         Expected dividends                          0.00%
         Expected term (in years)                    3.0
         Risk-free rate                              4.62% - 4.83%

     The following summarizes our stock option transactions under the stock option plans:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                                   EXERCISE
                                                                  PRICE PER
                                                   OPTIONS          SHARE
                                                -------------   -------------
        Options outstanding, April 1, 2004         4,788,942     $    1.70
        Granted                                    6,125,911     $    0.48
        Exercised                                   (700,649)    $    0.02
        Expired/canceled                          (2,219,083)    $    1.24
                                                -------------

        Options outstanding, March 31, 2005        7,995,121     $    1.01
        Granted                                    1,142,500     $    0.14
        Exercised                                   (108,732)    $    0.02
        Expired/canceled                          (3,298,303)    $    0.72
                                                -------------

        Options outstanding March 31, 2006         5,730,586     $    0.94
        Granted                                    5,197,500     $    0.12
        Exercised                                     (5,789)    $    0.11
        Expired/canceled                          (1,502,538)    $    0.83
                                                -------------

        Options outstanding March 31, 2007         9,419,759     $    0.51
                                                =============

        Exercisable, March 31, 2005                3,599,777     $    1.36
                                                =============

        Exercisable, March 31, 2006                4,389,752     $    1.10
                                                =============

        Exercisable, March 31, 2007                4,480,932     $    0.91
                                                =============

     In addition to options issued pursuant to the stock option plans described above, we issued additional options outside the plans to employees, consultants, lenders and third parties. The following summarizes our other stock option transactions:

                                                                  WEIGHTED
                                                                   AVERAGE
                                                                  EXERCISE
                                                                  PRICE PER
                                                   OPTIONS          SHARE
                                                -------------   ------------
        Options outstanding, April 1, 2004         5,015,066     $    0.80
        Granted                                    3,344,708     $    0.76
        Exercised                                 (1,620,754)    $    0.28
        Expired/Canceled                            (677,500)    $    0.53
                                                -------------
        Options outstanding, March 31, 2005        6,061,520     $    0.95

        Granted                                   25,500,000     $    0.01
        Exercised                                 (3,375,000)    $    0.01
        Expired/Canceled                          (4,844,708)    $    0.61
                                                -------------
        Options outstanding, March 31, 2006       23,341,812     $    0.13

        Granted                                    7,275,000     $    0.05
        Exercised                                   (375,000)    $    0.01
        Expired/Canceled                            (701,812)    $    1.91
                                                -------------
        Options outstanding, March 31, 2007       29,540,000     $    0.07
                                                =============

        Exercisable, March 31, 2005                2,716,812     $    0.95
                                                =============

        Exercisable, March 31, 2006               23,341,812     $    0.13
                                                =============

        Exercisable, March 31, 2007               29,540,000     $    0.07
                                                =============

     During the fiscal years ended March 31, 2007, 2006 and 2005, we did not recognize compensation expense for stock options granted to non-employees for services provided to us.

     The weighted-average grant-date fair value of option awards granted during the years ended March 31, 2007 and 2006 was $0.07 and $0.08, respectively per share. The total intrinsic value of option awards exercised during the years ended March 31, 2007, 2006, 2005 was $229, $2,175 and $14,000,
     respectively. A summary of our non-vested shares as of March 31, 2007 and changes during the year ended March 31, 2007 follows:

                                                           WEIGHTED
                                                           AVERAGE
                                                          GRANT-DATE
                                            OPTIONS       FAIR VALUE
                                         ------------    ------------
     Non-vested at April 1, 2006              986,471    $       0.09
     Granted                                7,552,500    $       0.07
     Vested                                (5,385,258)   $       0.07
     Forfeited                                (10,008)   $       0.09
                                         ------------
     Non-vested at March 31, 2007           3,143,705    $       0.08
                                         ============

     As of March 31, 2007, there was $236,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of approximately 1.5 years. The total fair value of shares vested during the years ended March 31, 2007 and 2006 was $371,500 and $130,300, respectively.

     The following table summarizes information as of March 31, 2007 concerning currently outstanding and exercisable options:

                                           Options Outstanding                              Options Exercisable
                         ------------------------------------------------------    -----------------------------------
                                                Weighted
                                                 Average            Weighted           Weighted
                                                Remaining            Average            Average
         Range Of             Number           Contractual          Exercise            Number             Exercise
     Exercise Prices        Outstanding           Life                Price           Exercisable            Price
     ---------------     ---------------     ---------------     --------------    ----------------    ---------------
                                                 (years)
     $0.01 - 0.50             36,550,627            6.12         $        0.04         31,614,162      $        0.03
     $0.51 - 1.00                914,678            5.98         $        0.88            912,594      $        0.88
     $1.01 - 1.50                659,129            6.20         $        1.48            658,851      $        1.39
     $1.51 - 2.00                319,500            3.93         $        6.72            319,500      $        6.72
     $2.01 - 4.00                217,500            4.64         $        4.19            217,500      $        4.13
     $4.01 - 11.75               298,325            2.46         $        6.93            298,325      $        6.93
                         ----------------                                           ---------------

                              38,959,759            6.06         $        0.22         34,020,932      $        0.23
                         ================                                           ===============

     WARRANTS - At March 31, 2007 and 2006, we had outstanding warrants to purchase 18,741,663 and 18,935,663 shares of common stock, respectively, at exercise prices ranging from $0.01 to $1.71 per share. The lives of the warrants range from two to seven years from the grant date.

     The following summarizes our warrant transactions:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
                                                                   PRICE PER
                                                      OPTIONS        SHARE
                                                  --------------  -----------
     Warrants outstanding, April 1, 2004            14,560,658     $   3.36
     Granted                                         5,640,000     $   0.56
     Expired/canceled                                 (208,333)    $   1.00
                                                  -------------

     Warrants outstanding, March 31, 2005           19,992,325     $   2.43
     Granted                                         7,443,338     $   0.22
     Expired/canceled                               (8,500,000)    $   5.00
                                                  -------------

     Warrants outstanding March 31, 2006            18,935,663     $   0.44
     Expired/canceled                                 (194,000)    $   2.06
                                                  -------------

     Warrants outstanding March 31, 2007            18,741,663     $   0.42
                                                    ==========

     Exercisable, March 31, 2005                    19,992,325     $   2.43
                                                  =============

     Exercisable, March 31, 2006                    18,785,663     $   0.42
                                                  =============

     Exercisable, March 31, 2007                    18,741,663     $   0.42
                                                  =============

10.  INCOME TAXES

     The provision (benefit) for income taxes consisted of the following components (in thousands):

                                                   YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                    MARCH 31,           MARCH 31,           MARCH 31,
                                                      2007                2006                2005
                                                 ---------------    ----------------    ---------------

     Current:
         Federal                                 $           --     $            --     $           --
         State                                               --                  --                  1
         Foreign                                             --                  --                 --
                                                 ---------------    ----------------    ---------------
     Total                                                   --                  --                  1
                                                 ---------------    ----------------    --------------

     Deferred:
         Federal                                             --                  --                 --
         State                                               --                  --                 --
         Foreign                                             --                  --                 --
                                                 ---------------    ----------------    ---------------
     Total                                                   --                  --                 --
                                                 ---------------    ----------------    ---------------

     Provision (benefit) for income taxes        $           --     $            --     $            1
                                                 ===============    ================    ==============

     Significant components of our deferred tax assets and liabilities at March 31, 2007 and 2006 are as follows (in thousands):

                                                                MARCH 31,
                                                           --------------------
                                                             2007        2006
                                                           --------    --------

          Current deferred tax assets/(liabilities):
              State taxes                                  $   (143)   $   (114)
              Accrued expenses                                  457         491
              Deferred revenue                                2,881       3,120
              Warrants and options for services                 342         185
              Allowance for bad debts                           165         293
                                                           --------    --------

          Net current deferred tax assets                     3,702       3,975
                                                           --------    --------

          Non-current deferred tax assets/(liabilities):
              Research and expenditure credits                2,938       2,938
              Net operating loss                             17,418      14,980
              Fixed assets                                       33          33
              Deferred rent                                      --          --
              State taxes                                      (820)       (764)
                                                           --------    --------

          Total non-current deferred tax assets              19,569      17,187
                                                           --------    --------

          Intangible assets                                  (1,801)     (2,456)
                                                           --------    --------
          Total non-current deferred tax liability           (1,801)     (2,456)
                                                           --------    --------

          Net non-current deferred tax asset/(liability)     21,470      18,706
                                                           --------    --------

          Valuation allowance                               (21,470)    (18,706)
                                                           --------    --------

          Net deferred tax asset (liability)               $     --    $     --
                                                           ========    ========

     The difference between the actual provision (benefit) and the amount computed at the statutory United States federal income tax rate of 34% for the fiscal years ended March 31, 2007, 2006 and 2005 is attributable to the following:

                                                         YEAR           YEAR           YEAR
                                                         ENDED          ENDED          ENDED
                                                       MARCH 31,      MARCH 31,      MARCH 31,
                                                         2007           2006           2005
                                                      ----------     ----------     ----------

     Provision (benefit) computed at statutory rate        (34.0)%        (34.0)%        (34.0)%
     Nondeductible goodwill                                  3.8            4.3            9.7
     Interest expense                                       17.4            6.8           (1.0)
     Change in valuation allowance                          26.5           30.6           30.6
     State income tax, net of federal tax benefit           (2.1)          (3.9)          (4.3)
     Other                                                 (11.4)          (3.8)          (1.0)
                                                      ----------     ----------     ----------

     Total provision (benefit) for income taxes              0.0%           0.0%           0.0%
                                                      ==========     ==========     ==========

     At March 31, 2007, we had Federal and California tax net operating loss carryforwards of approximately $44.2 million and $27.2 million, respectively. The Federal and California tax net operating loss carryforwards will begin expiring after 2008.

     We also have Federal and California research and development tax credit carryforwards of approximately $2.9 million and $317,000, respectively. The Federal credits will begin expiring after 2008. The California credits may be carried forward indefinitely.

11.  EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share for the fiscal years ended March 31, 2006, 2005 and 2004, are as follows (in thousands, except share amounts and per share data):

                                                        FISCAL YEAR ENDED MARCH 31, 2007
                                                     -------------------------------------
                                                        Loss         Shares     Per Share
                                                     (Numerator)  (Denominator)
                                                     ----------    ----------
     Amount
     ----------------------------------------------
        Basic and diluted EPS:
        Loss available to common stockholders        $   (7,232)   64,795,937   $    (0.11)
                                                     ==========    ==========   ==========


                                                        FISCAL YEAR ENDED MARCH 31, 2006
                                                     -------------------------------------
                                                        Loss         Shares     Per Share
                                                     (Numerator)  (Denominator)
                                                     ----------    ----------
     Amount
     ----------------------------------------------
        Basic and diluted EPS:
        Loss available to common stockholders        $  (11,371)   68,103,147   $    (0.17)
                                                     ==========    ==========   ==========


                                                        FISCAL YEAR ENDED MARCH 31, 2005
                                                     -------------------------------------
                                                        Loss         Shares     Per Share
                                                     (Numerator)  (Denominator)
                                                     ----------    ----------
     Amount
     ----------------------------------------------
        Basic and Diluted EPS:
        Loss available to common stockholders        $  (22,058)   59,337,345   $    (0.38)
                                                     ==========    ==========   ==========

     The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                  FOR FISCAL YEARS ENDED MARCH 31,
                                                                  2007          2006          2005
                                                              -----------   -----------   -----------

     Options outstanding under our stock option plans           9,419,759     5,730,586     7,995,121
     Options granted outside our stock option plans            29,540,000    23,341,812     6,061,520
     Warrants issued in conjunction with private placements     1,600,000     1,600,000     1,600,000
     Warrants issued for services rendered                      1,049,565     1,243,565     1,243,565
     Warrants issued in conjunction with convertible
       debentures                                              16,092,098    16,092,098    17,148,760
     Series A Convertible Preferred Stock                              --    19,834,785    19,477,023
     Convertible debentures                                    59,501,075    59,501,075    17,712,354
                                                              -----------   -----------   -----------
            Total                                             117,202,497   127,343,921    71,238,343
                                                              ===========   ===========   ===========

12.  RELATED PARTIES

     The following is a description of transactions during the year ended March 31, 2007 to which we have been a party, in which any director, executive officer or holder of more than 5% of our common stock had or will have a direct or indirect interest, other than compensation arrangements with our directors and named executive officers described above under "Executive Compensation." Certain of these transactions will continue in effect and may result in conflicts of interest between the Company and such individuals. Although these persons may owe fiduciary duties to our stockholders, there is a risk that such conflicts of interest may not be resolved in our favor.

     On January 30, 2004, we acquired Page Digital for a total consideration of $7.0 million, consisting of $2.0 million in cash and 2,500,000 shares of our common shares valued at $2.00. In conjunction with the acquisition, we assumed a lease for office premises with CAH Investment, a company owned by Mr. Page and his spouse. In the year ended March 31, 2007 we incurred $545,050 in rent, operating costs and management fees payable to CAH Investment.

     On July 12, 2004, we sold and issued the Laurus 2004 Convertible Note to Laurus for gross proceeds of $7.0 million pursuant to a Securities Purchase Agreement. The Laurus 2004 Convertible Note accrues interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent. Interest under the Laurus 2004 Convertible
     Note is payable monthly in arrears commencing August 1, 2004. We incurred interest in the amount of $689,800 related to this debt in the year ended March 31, 2007. For further discussion of this transaction, refer to Note 6 Convertible Debentures and Term Notes above.

     On June 15, 2005, we sold and issued the June 2005 Secured Convertible Term Notes to Laurus and Midsummer for gross proceeds of $3.2 million and $1.0 million, respectively. The June 2005 Convertible Notes accrue interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus one percent, calculated each day that the prime rate changes, payable monthly in arrears commencing on July 1, 2005. We incurred interest in the amount of $389,600 related to this debt in the year ended March 31, 2007. For further discussion of this transaction, refer to Note 6 Convertible Debentures and Term Notes above.

     On November 16, 2005, we sold and issued the November 2005 Term Notes to Laurus and Midsummer for gross proceeds of $637,500 and $212,500, respectively. The November 2005 Term Notes accrue interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent, calculated each day that the prime rate changes, payable monthly in arrears commencing on December 1, 2005. We incurred interest in the amount of $232,700 related to this debt in the year ended March 31, 2007. For further discussion of this transaction, refer to Note 6 Convertible Debentures and Term Notes above.

13.  BUSINESS SEGMENTS AND GEOGRAPHIC DATA

     We are a leading provider of software solutions and services that have been developed specifically to meet the needs of the retail industry. We provide high value innovative solutions that help retailers understand, create, manage and fulfill consumer demand. Our solutions help retailers improve the efficiency and effectiveness of their operations and build stronger, longer lasting relationships with their customers. We structured our operations into three business units that have separate reporting infrastructures. Effective January 31, 2004, we acquired Page Digital subsidiary which offers multi-channel retail solutions, and effective June 1, 2004, we acquired Retail Technologies International which offers store solutions.

     We currently structure our operations into three strategic business units. The business units are retail management solutions, store solutions and multi-channel retail solutions. Our operations are conducted principally in the United States and the United Kingdom. In addition, we manage long-lived assets by geographic region. The business units are as follows:

          o RETAIL MANAGEMENT SOLUTIONS ("RETAIL MANAGEMENT") - Offers a suite of applications, which builds on our long history in retail software design and development. We provide our customers with extremely reliable, widely deployed, comprehensive and fully integrated retail management solutions. Retail Management Solutions includes merchandise management that optimizes workflow and provides the highest level of data integrity. This module supports all operational areas of the supply chain including planning, open-to-buy purchase order management, forecasting, warehouse and store receiving distribution, transfers, price management, performance analysis and physical inventory. In addition, Retail Management Solutions includes a comprehensive set of tools for analysis and planning, replenishment and forecasting, event and promotion management, warehouse, ticketing, financials and sales audit. We entered an agreement to dispose of this business unit on October 31, 2007. See Note 16.

          o STORE SOLUTIONS - Through our acquisition of RTI, we focused our Store Solutions offerings on "Retail Pro(R)," which provides a total solution for small to mid-tier retailers worldwide. Retail Pro(R) is currently used by approximately 9,000 businesses in over 24,000 stores in 63 countries. The product is translated into eighteen languages making it one of the few quality choices for the global retailer. At its core, Retail Pro(R) is a high performance, 32-bit Windows application offering point-of-sale, inventory control and customer relations management. Running on

               WindowsNT, Windows2000, Windows XP Professional and Windows.Net platforms, Retail Pro(R) combines a fully user-definable graphical interface with support for a variety of input devices (from keyboard to touch screen). Its Retail Business Analytics module includes an embedded Oracle(r) 9i database. Retail Pro(R) is fast and easy to implement. The software has been developed to be very flexible and adaptable to the way a retailer runs its business.

          o MULTI-CHANNEL RETAIL SOLUTIONS ("MULTI-CHANNEL RETAIL") - Our Multi-Channel Retail application is designed to specifically address direct commerce business processes, which primarily relate to interactions with the end-user. This application was originally designed by Page Digital to manage its own former direct commerce operation, with attention to functionality, usability and scalability. Its components include applications for customer relations management, order management, call centers, fulfillment, data mining and financial management. Specific activities like partial ship orders, payments with multiple tenders, back order notification, returns processing and continuum marketing represent just a few of the more than 1,000 parameterized direct commerce activities that have been built into "Synaro"(TM), our Multi-Channel Solution and its applications. These components and the interfacing technology are available to customers, systems integrators and independent software developers who may modify them to meet their specific needs.

     A summary of the net sales and operating income (loss), excluding depreciation and amortization expense, and identifiable assets attributable to each of these business units from continuing operations are as follows (in thousands):

                                                            Year Ended March 31,
                                                      --------------------------------
                                                        2007        2006        2005
                                                      --------    --------    --------
     Net sales from continuing operations:
          Retail Management                           $ 11,585    $ 10,288    $ 10,629
          Store Solutions                               11,892      10,985       9,412
          Multi-channel Retail                           2,036       2,531       4,918
                                                      --------    --------    --------
                Consolidated net sales                $ 25,513    $ 23,804    $ 24,959
                                                      ========    ========    ========

     Operating income (loss):
          Retail Management                           $  2,894    $   (663)   $ (8,198)
          Store Solutions                                1,296       5,040       1,885
          Multi-channel Retail                            (291)       (547)     (3,289)
          Other (see below)                             (5,146)     (7,844)     (8,996)
                                                      --------    --------    --------
                Consolidated operating loss           $ (1,247)   $ (4,014)   $(18,511)
                                                      ========    ========    ========

     Other operating loss:
          Depreciation                                    (460)       (727)     (1,604)
          Administrative costs and other
          non-allocated expenses                        (4,686)     (7,117)     (7,305)
                                                      --------    --------    --------
                Consolidated other operating loss     $ (5,146)   $ (7,844)   $ (8,909)
                                                      ========    ========    ========

                                                            March 31
                                                      --------------------
                                                        2007        2006
                                                      --------    --------

     Identifiable assets:
          Retail Management                           $ 16,519    $ 19,185
          Store Solutions                               19,524      18,289
          Multi-channel Retail                           3,962       5,274
                                                      --------    --------
                Consolidated identifiable assets      $ 40,005    $ 42,748
                                                      ========    ========

     Goodwill, Net of amortization
          Retail Management                           $  9,474    $  9,474
          Store Solutions                               10,488      10,488
          Multi-channel Retail                           3,022       3,814
                                                      --------    --------
                Consolidated goodwill                 $ 22,984    $ 23,776
                                                      ========    ========

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

     During the year ended March 31, 2006 the disposal of our Store Solutions division reduced the Store Solutions business unit goodwill by $0.9 million. During the fiscal year ended March 31, 2005, the Store Solutions business unit acquired $10.5 million goodwill in connection with the acquisition of Retail Technologies International.

     We currently operate in the United States and the United Kingdom. The following is a summary of local operations by geographic area (in thousands):

                                        YEAR ENDED   YEAR ENDED   YEAR ENDED
                                         MARCH 31,    MARCH 31,    MARCH 31,
                                           2007         2006         2005
                                        ----------   ----------   ----------
     Net Sales:
          Continuing operations:
              United States             $   21,144   $   20,747   $   21,293
              United Kingdom                 4,369        3,057        3,666
                                        ----------   ----------   ----------
                                            25,513       23,804       24,959
                                        ----------   ----------   ----------
          Discontinued operations:
              United States                     --        1,962        1,497
              United Kingdom                    --           --           --
                                        ----------   ----------   ----------
                                                --        1,962        1,497
                                        ----------   ----------   ----------

              Total net sales           $   25,513   $   25,766   $   26,456
                                        ==========   ==========   ==========

     Long-lived assets:
              United States             $    36175   $   39,354   $   45,234
              United Kingdom                     5           11           21
                                        ----------   ----------   ----------
              Total long-lived assets   $   36,180   $   39,365   $   45,255
                                        ==========   ==========   ==========

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     MARCH 31, 2007                        JUNE 30    SEPT. 30     DEC. 31     MAR. 31      TOTAL
     -----------------------------------------------------------------------------------------------
     Net Sales                            $  5,951    $  6,260    $  7,142    $  6,160    $ 25,513
     Gross Profit                            3,506       3,812       4,459       3,422      15,199
     Net Income (Loss)                      (1,764)     (1,886)     (1,938)     (1,644)     (7,232)
     Net Income (Loss) Available to
       Common Stockholders                  (1,764)     (1,886)     (1,938)     (1,644)     (7,232)
     Basic and diluted Income (Loss)
       Per Share                             (0.03)      (0.03)      (0.03)      (0.03)      (0.11)
     Basic and diluted Income (Loss)
       Available To Common Stockholders   $  (0.03)   $  (0.03)   $  (0.03)   $  (0.03)   $  (0.11)


     MARCH 31, 2006                        JUNE 30    SEPT. 30     DEC. 31     MAR. 31      TOTAL
     -----------------------------------------------------------------------------------------------
     Net Sales                            $  6,678    $  5,808    $  5,564    $  5,754    $ 23,804
     Gross Profit                            3,533       3,171       3,100       3,547      13,351
     Net Income (Loss)                      (6,782)        548         407      (4,605)    (10,432)
     Net Income (Loss) Available to
       Common Stockholders                  (7,088)        232          90      (4,605)    (11,371)
     Basic and diluted Income (Loss)
       Per Share                             (0.10)       0.01        0.01       (0.07)      (0.16)
     Basic and diluted Income (Loss)
       Available To Common Stockholders   $  (0.11)   $   0.00    $   0.00    $  (0.07)   $  (0.17)

     The summation of quarterly net income (loss) per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

15.  RESTATEMENT

     Subsequent to the issuance of our consolidated financial statements for the fiscal year ended March 31, 2004, our management determined that:

          o The revenue from a one-time sale of software technology rights should not have been recorded in the second quarter of fiscal 2004,
          o The total revenues should be presented as product and service revenues and corresponding costs of revenues,
          o The amortization of capitalized software should be reported as cost of revenues,
          o The purchase of a software technology right and related amortization should not have been recorded,
          o The royalty liability in connection with the above software technology right purchase should have been accrued and related royalty fees should have been recognized,
          o The unamortized balance of debt discount related to the March '03, April '03 and May '03 convertible debentures and Toys convertible note should have been recognized as interest expense when the debentures were converted into common stock,
          o The beneficial conversion interest charge related to the March '04, April '04 and May '04 convertible debentures should have been capitalized and amortized over the term of debt,
          o The legal fees incurred in connection with acquisition of Page Digital and RTI should have been capitalized,
          o The impairment of prepaid development expense should be reported as selling, general and administrative, rather than as other expense, and
          o The gain on debt forgiveness should be reported as other income, rather than as an extraordinary item.

     As a result, the consolidated financial statements for the fiscal year ended March 31, 2004 were restated from the amounts previously reported and certain amounts were reclassified for the fiscal year ended March 31, 2003.

     In addition, subsequent to the issuance of the restated financial statements for the year ended March 31, 2004, and prior to this issuance of the financial statements for the year ended March 31, 2005, management determined that it was necessary to correct our method of recognizing revenue and it was necessary to recognize the existence of embedded derivatives in our various debt instruments having the characteristics of both debt and equity. A summary of the significant effects of the subsequent adjustments on the results of operations and financial position for the year ended March 31, 2004 follows:

                                                          As
                                                      Previously        Subsequent
                                                       Restated         Adjustment      As Restated      Reference
                                                       --------         ----------      -----------      ---------
         For the fiscal year ended March 31, 2004
         ----------------------------------------
           Total Revenues                               $ 17,839         $ (1,741)        $ 16,098          [A]
           Cost of Revenues                                7,871              (96)           7,775          [A]
                                                        --------         --------         --------
           Gross profit                                    9,968           (1,645)           8,323
           Application development expense                 1,082                             1,082
           Depreciation and amortization expense           1,215                             1,215
           Selling, general and administrative
            expense                                       15,246                            15,246
           Other income (expense)                             13              215              228          [B]
           Interest expense                               (1,953)             (32)          (1,985)         [C]
           Net loss                                       (8,928)          (1,462)         (10,390)
           Net loss available to common
            stockholders                                  (9,952)          (1,462)         (11,414)
           Basic and diluted EPS available to
            common stockholders                         $  (0.24)        $  (0.04)        $  (0.28)

                                                          As
                                                      Previously        Subsequent
                                                       Restated         Adjustment      As Restated      Reference
                                                       --------         ----------      -----------      ---------
         At March 31, 2004
         ----------------------------------------
           Accounts receivable                          $  4,572         $   (116)        $  4,456          [D]
           Prepaid expenses and other current
            assets                                           682              (12)             670          [D]
           Goodwill                                       20,607                            20,607
           Other intangible assets                        18,297                            18,297
           Other assets                                      421                               421
           Total assets                                 $ 48,527         $   (128)        $ 48,399

           Accrued expenses                             $  3,301         $      9         $  3,310          [D]
           Convertible debentures, less current
            maturities                                     2,034           (1,500)             534          [C]
           Deferred revenue                                2,657            2,320            4,977          [A]
           Derivative liability                                             1,521            1,521          [B]
           Other long-term liabilities                       235                              235
           Total liabilities                               9,752            2,350          12,102

           Additional paid-in capital                     74,088             (203)          73,885          [E]
           Accumulated deficit                           (49,418)          (2,275)         (51,693)         [F]
           Total stockholders' equity                   $ 38,775         $ (2,478)        $ 36,297

     Subsequent adjustments to the financial statements for fiscal year ended March 31, 2004 are as follows:

          A. Net effect of recording contract revenue commencing in December 2002 using the percentage of completion method.
          B. Derivative liabilities arising from the conversion feature of debt instruments are adjusted to fair value quarterly.
          C. Debt discount associated with convertible debt has increased as a result of the recognition of derivative liabilities, increasing interest amortization.
          D. Excess billings of $116,000, prepaid expenses of $12,000, and an additional accrual of $9,000 were charged to operations in conjunction with the analysis of revenues on the percentage of completion method.
          E. The net change in additional paid in capital arising from the treatment of the conversion feature of debt instruments as a derivative liability is a reduction of $203,000.
          F.   Accumulated deficit was revised to reflect:
               a. The effect of the change in accounting for contract revenues in the year ended March 31, 2003 of $788,000, and
               b. The effect of the change in accounting for contract revenues and embedded derivatives in the year ended March 31, 2004.

     The restatements detailed above do not include the reclassification of the revenue and expenses of our Store Solutions division to loss from discontinued operations. See Note 3.

16.  SUBSEQUENT EVENTS (Unaudited)

     On October 31, 2007, Island Pacific, Inc. (the "Company") and 3Q Holdings Limited ("3Q Holdings") entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") under which 3Q Holdings will purchase from the Company the assets of the Company used in connection with the Company's Retail Management Solutions business unit and the "Island Pacific" name and related trademarks, service marks, trade names and all goodwill associated with the name "Island Pacific" (collectively, the "Purchased Assets").

     Prior to entering the Asset Purchase Agreement, the Company conducted an extensive auction process commencing July 2006 during which 61 potential buyers were pursued, with 22 of them signing Non-Disclosure Agreements and conducting further due diligence, and 5 buyers making offers based on a determined price range of $10.0 million to $16.0 million.

     The purchase price for the Purchased Assets, determined based upon arms-length negotiation between the parties, is $16.0 million, subject to certain working capital adjustments at the time the transaction is closed. The Asset Purchase Agreement is subject to a number of closing conditions including, among others, the receipt by both parties of all required consents, waivers and amendments from respective lenders, the accuracy at the time of closing of the parties' representations and warranties made in the Asset Purchase Agreement, and the absence of certain changes or events having a material adverse effect on the Purchased Assets.

     The proforma effect of the transaction on our financial position and results of operations for the fiscal year ended March 31, 2007 is presented in the following table:

                                                          Proforma Effect    Proforma Result
                                            As Reported   of Proposed Sale   of Proposed Sale
                                            -----------   ----------------   ----------------
     At March 31, 2007
     -----------------
         Current Assets                     $      3,875    $     15,007    $     18,882
         Property and Equipment, Net                 307             (83)            224
         Goodwill                                 22,984          (9,474)         13,510
         Other Intangible Assets                  12,574          (5,400)          7,174
         Other Assets                                315             (15)            300
                                            ------------    ------------    ------------
             Total Assets                   $     40,055    $         35    $     40,090
                                            ------------    ------------    ------------
         Current Liabilities                $     21,066              --    $     21,066
         Long Term Liabilities                     8,103              --           8,103
                                            ------------    ------------    ------------
             Total Liabilities                    29,169              --          29,169
                                            ------------    ------------    ------------
             Stockholders' Equity           $     10,886    $         35    $     10,921
                                            ------------    ------------    ------------
     For the Year Ended March 31, 2007
     ---------------------------------
         Net Sales                          $     25,513    $     11,585    $     13,928
         Gross Profit                             15,199           5,705           9,494
         Income (Loss) from Operations            (1,247)          1,292          (2,539)
             Net Loss                             (7,232)           (884)         (6,348)
             Basic and diluted EPS          $      (0.11)   $      (0.01)   $      (0.10)

                            SUPPLEMENTAL INFORMATION

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT
                                    SCHEDULE



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



/s/ Goldman & Parks LLP
Encino, California
October 15, 2007

                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

            FOR THE FISCAL YEARS ENDED MARCH 31, 2007, 2006 AND 2005

                                                      Additions
                                       Balance,      (Deductions)       Additions
                                     Beginning of     Charged to       (Deductions)        Balance,
                                         Year         Operations       from Reserve      End of Year
Allowance for doubtful accounts
      March 31, 2007                     $ 203           $ 390           $ (207)            $ 386
      March 31, 2006                     $ 722          $ (467)           $ (52)            $ 203
      March 31, 2005                     $ 409          $ 1,826         $ (1,513)           $ 722

                        ISLAND PACIFIC, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET

                                    JUNE 30, 2007

                                     (UNAUDITED)
                        (in thousands, except share amounts)

ASSETS
Current assets:
     Cash and cash equivalents                                         $        731
     Accounts receivable, net of allowance for doubtful
         accounts of $383                                                     3,897
     Other receivables                                                          137
     Inventories                                                                  4
     Prepaid expenses and other current assets                                  564
                                                                       ------------
         Total current assets                                                 5,333

Property and equipment, net                                                     355
Goodwill, net                                                                22,984
Other intangibles, net                                                       12,197
Unearned Compensation                                                            11
Other assets                                                                    346
                                                                       ------------
         Total assets                                                  $     41,226
                                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes Payable                                                     $      3,300
     Convertible debts                                                       10,529
     Accounts payable                                                         1,963
     Accrued audit fees                                                         289
     Accrued interest and financing costs                                       506
     Accrued employment expenses                                              1,188
     Accrued expenses                                                         1,225
     Deferred revenue                                                         7,246
     Income tax payable                                                         127
                                                                       ------------
         Total current liabilities                                           26,373

Debt due to stockholders                                                      2,515
Deferred Revenue                                                              1,534
Accrued price protection                                                      1,736
Deferred rent                                                                   208
                                                                       ------------
         Total liabilities                                                   32,366
                                                                       ------------

Stockholders' equity:
     Preferred stock, $0.0001 par value; 5,000,000 shares authorized
    Common stock, $0.0001 par value; 250,000,000 shares authorized;
         59,843,297 shares issued and outstanding                                 6
     Additional paid-in capital                                              92,891
     Accumulated deficit                                                    (84,037)
                                                                       ------------
         Total stockholders' equity                                           8,860
                                                                       ------------
         Total liabilities and stockholders' equity                    $     41,226
                                                                       ============


                                        F-43