Form 10-Q
period 2007-06-30
Retail Pro, Inc.
filed 2008-03-19
CIK 866535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ______________________________

Commission File Number: 0-23049

RETAIL PRO, INC.
(Formerly known as Island Pacific, Inc.)
(Exact name of registrant as specified in its charter)

DELAWARE	33-0896617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3252 Holiday Court, Suite 226, La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

(858 550-3355)
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one:)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. Common stock, $0.0001 Par Value – 60,614,339 shares as of March 8, 2008.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RETAIL PRO, INC. AND SUBSIDIARIES
(Formerly known as Island Pacific, Inc.)
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	March 31,
	2007	2007
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$731	$565
Accounts receivable, net of allowance for doubtful accounts of $383 and $386, respectively	3,897	2,913
Other receivables	137	136
Prepaid expenses and other current assets	599	261
Total current assets	5,364	3,875

Property and equipment, net	355	307
Goodwill, net	22,984	22,984
Other intangible assets, net	12,197	12,574
Deferred royalties and related maintenance	728	-
Other assets	357	315
Total assets	$41,985	$40,055

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$3,680	$3,537
Current portion of long-term debt	10,529	7,185
Accounts payable	1,963	1,286
Accrued audit fees	289	300
Accrued interest and financing costs	1,132	1,202
Accrued employment expenses	1,188	1,029
Accrued expenses	599	801
Deferred revenue	7,744	5,599
Income taxes payable	127	127
Total current liabilities	27,251	21,066

Debt due to stockholders	2,515	2,515
Convertible debentures, less current maturities	-	2,520
Contract payable	379	-
Deferred revenue	1,036	1,126
Accrued price protection	1,736	1,736
Deferred rent	208	206
Total liabilities	33,125	29,169

Stockholders' equity
Preferred stock,$0.0001 par value; 5,000,000 shares authorized
Common stock, $.0001 par value; 250,000,000 shares authorized; 59,843,297 and 59,842,047 shares issued and outstanding	6	6
Additional paid-in capital	92,891	92,859
Accumulated deficit	(84,037)	(81,979)
Total stockholders' equity	8,860	10,886
Total liabilities and stockholders' equity	$41,985	$40,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETAIL PRO, INC. AND SUBSIDIARIES
(Formerly known as Island Pacific, Inc.)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues:
Product	$5,362	$5,056
Services	793	894
Total Revenue	6,155	5,950

Cost of revenues:
Product	2,036	1,965
Services	464	479
Total cost of revenues	2,500	2,444

Gross Profit	3,655	3,506

Expenses:
Application development	1,178	673
Depreciation and amortization	90	133
Selling, general and administrative	3,222	2,738
Total expenses	4,490	3,544

Loss from operations	(835)	(38)

Other income (expense):
Other income (expense)	(2)	5
Interest expense	(419)	(380)
Finance charges	(829)	(1,349)
Gain (Loss) on foreign exchange	(4)	(2)
Total other expenses	(1,254)	(1,726)

Loss before income taxes	(2,089)	(1,764)

Provision for income taxes (benefits)	-	-

Net loss	$(2,089)	$(1,764)

Basic and diluted loss per share:
Net loss available to common stockholders	$(0.03)	$(0.03)

Basic and diluted weighted-average common shares outstanding	59,843	68,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETAIL PRO, INC. AND SUBSIDIARIES
(Formerly known as Island Pacific, Inc.)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,089)	$(1,764)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	926	970
Amortization of debt discount and conversion option	825	906
Provision for allowance for doubtful accounts, net of recoveries	(3)	147
Stock-based compensation	35	53
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable and other receivables	(983)	(32)
Prepaid expenses and other assets	(1,110)	99
Accounts payable and accrued expenses	554	(632)
Deferred revenue	2,055	1,407
Net cash provided by operating activities	210	1,154

Cash flows from investing activities:
Purchases of furniture and equipment	(98)	(45)
Capitalized software development costs	(499)	(378)
Net cash used for investing activities	(597)	(423)

Cash flows from financing activities:
Proceeds from contract payable	759	-
Payments on convertible debentures	(237)	(300)
Net cash provided (used) by financing activities	522	(300)

Effect of exchange rate changes on cash	31	(28)

Net increase in cash and cash equivalents	166	403
Cash and cash equivalents, beginning of period	565	542

Cash and cash equivalents, end of period	$731	$945

Supplemental disclosure of cash flow information:
Interest paid	489	373

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETAIL PRO, INC. AND SUBSIDIARIES
(Formerly known as Island Pacific, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements.  Accordingly, they do not include all of the information and notes required for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended March 31, 2007.

The results of operations for the three months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN UNCERTAINTY

We incurred a loss of $2.1 million for the three months ended June 30, 2007, have a recent history of losses and have not been able to achieve profitability. The recent losses have generally been due to difficulties completing sales for new application software licenses, deferral of gross profit from contracts in process to future periods, a change in sales mix toward lower margin services, and debt service expenses. We will need to generate additional revenue and reduce expenses to achieve profitability in future periods. In that regard, we are implementing a strategic plan to integrate our product lines and unify our processes and operations. This plan is a continuation of the Company's drive towards profitability.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 and March 31, 2007 consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007

Computer and office equipment and purchased software	$3,075	$3,000
Furniture and fixtures	319	308
Leasehold improvements	344	332
	3,738	3,640
Less accumulated depreciation	3,383	3,333
Total	$355	$307

Depreciation expense from continuing operations for the three months ended June 30, 2007 and 2006 was $90,000 and $133,000, respectively.

NOTE 4 - GOODWILL AND OTHER INTANGIBLES

At June 30, 2007 and March 31, 2007, goodwill and other intangibles consist of the following (in thousands):

	June 30, 2007			March 31, 2007

	Gross carrying	Accumulated		Gross carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net

Goodwill	$28,993	$(6,009)	$22,984	$28,993	$(6,009)	$22,984

Other intangibles:
Amortized intangible assets
Software technology	31,317	(21,101)	10,216	30,818	(20,267)	10,551
Customer relationships	1,836	(688)	1,148	1,836	(646)	1,190
Unamortized intangible trademark	833	-	833	833	-	833
	33,986	(21,789)	12,197	33,487	(20,913)	12,574
Total goodwill and other intangibles	$62,979	$(27,798)	$35,181	$62,480	$(26,922)	$35,558

Software and customer relationships are amortized on a straight-line basis over their useful lives, seven and ten years, respectively.  The goodwill and the trademark have indefinite useful lives and are not subject to amortization.

Amortization expense for the three months ended June 30, 2007 and 2006 consists of the following (in thousands):

	Three Months Ended June 30,
	2007	2006
Amortization of Capitalized Software Development Costs Included in Cost of Revenues	$834	$834
Amortization of Other Intangible Assets	42	42
	$876	$876

NOTE 5 - DEFERRED ROYALTIES AND RELATED MAINTENANCE

On May 22, 2007, we entered a contract for $550,000 with Oracle USA, Inc. to buyout the royalties that would apply to the embedding of Oracle database software in upgrades to Version 9 of our Retail Pro® software from earlier versions.  We also purchased a two-year support contract for $209,000.

The royalty buyout will be amortized as upgrades are delivered and the support contract will be amortized commencing with the General Release of Version 9 in January 2008.

NOTE 6 - CONVERTIBLE DEBENTURES AND TERM NOTES

CONVERTIBLE DEBENTURES

Convertible debentures at June 30, 2007 and March 31, 2007 consist of the following (in thousands):

	June 30,	March 31,
	2007	2007

9% convertible debentures, due May 2007	$913	$913
Convertible term note, bearing interest at the prime rate plus 2%, due July 2007, net of unamortized debt discount of $81 and $570, respectively	6,706	6,218
Convertible term note, bearing interest at the prime rate plus 1%, due June 2008, net of unamortized debt discount of $1,290 and $1,626, respectively	2,910	2,574
	10,529	9,705
Less: current maturities	(10,529)	(7,185)

Long-term portion of convertible notes	$-	$2,520

The holder of the 9% convertible debentures due May 2007 deferred collection of this note pending the sale of the Retail Management Solutions business unit which closed on December 20, 2007.  See Note 12.

TERM NOTES

Term Notes at June 30, 2007 and March 31, 2007 consist of the following (in thousands):

	June 30,	March 31,
	2007	2007

Current portion of royalty buyout contract (See Note 4)	$380	$-
Note payable, bearing interest at the prime rate plus 2%, due April 30, 2007	675	675
Note payable, bearing interest at the prime rate plus 2%, due June 30, 2007	2,625	2,625
Non-interest bearing note payable due June 30, 2007	-	237
	$3,680	$3,537

NOTE 7 - DEFERRED REVENUE

Deferred revenue as of June 30, 2007 and March 31, 2007 consists of the following (in thousands):

	June 30,	March 31,
	2007	2007

Contracts in Process	$176	$236
Prepaid Support Service	8,050	5,861
Customer Deposits	554	628
	8,780	6,725
Less: Current Portions	7,744	5,599
Long-Term Deferred Revenue	$1,036	$1,126

NOTE 8 - SHARE-BASED COMPENSATION

Effective April 1, 2005, we commenced accounting for stock-based compensation in accordance with the provision of SFAS No. 123(R), “Share-Based Payment”, issued in December 2004 as a revision of SFAS No. 123 and requiring that the cost resulting from share based payments be recognized in the financial statements using a fair value measurement.  The share-based payments arise from the grant of stock options from one of the Company plans, and compensation is recorded using a closed-form option-pricing model which assumes that the option exercises occur at the end of the contractual term and that the expected volatility, expected dividends, and risk-free interest rates are constant over the option’s term.  We account for the cost of stock-based compensation on a straight-line basis over the requisition service period for the entire award.

Share based compensation included in Selling, General and Administrative Expenses in the three months ended June 30, 2007 and 2006 was $34,900 and $53,100, respectively.

NOTE 9 - LOSS PER SHARE

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period.  Loss per share for the three months ended June 30, 2007 and 2006 is calculated as follows (in thousands):

	Three months ended June 30,
	2007	2006

Net loss available to common stockholders	$(2,089)	$(1,764)

Basic and diluted weighted average shares	59,843	68,391

Basic and diluted loss per share	$(0.03)	$(0.03)

The following potential common shares have been excluded from the computation of diluted net loss per share at June 30, 2007 and June 30, 2006, because the effect would have been anti-dilutive:

	June 30,	June 30,
	2007	2006
Outstanding options under our stock option plans	9,531,441	7,304,433
Outstanding options granted outside our stock option plans	29,245,000	23,341,812
Warrants issued in conjunction with private placements and financing	1,600,000	1,600,000
Warrants issued for services rendered	1,029,565	1,243,565
Warrants issued in conjunction with convertible debentures	16,092,098	16,092,098
Series A Convertible Preferred Stock	-	20,164,780
Convertible debt	59,501,075	59,501,075

Total	116,999,179	129,247,763

NOTE 10 - BUSINESS SEGMENTS AND GEOGRAPHIC DATA

We are a leading provider of software solutions and services that have been developed specifically to meet the needs of the retail industry.  We provide high value innovative solutions that help retailers understand, create, manage and fulfill consumer demand.  Our solutions help retailers improve the efficiency and effectiveness of their operations and build stronger, longer lasting relationships with their customers.  Effective January 31, 2004, we acquired Page Digital which offers multi-channel retail solutions, and effective June 1, 2004, we acquired Retail Technologies International which offers store solutions.

We have structured our operations into three strategic business units that are separate reporting structures.  The business units are retail management solutions, store solutions and multi-channel retail solutions.  Our operations are conducted principally in the United States and the United Kingdom.  In addition, we manage long-lived assets by geographic region.  The business units are as follows:

•
Retail Management Solutions (“Retail Management”) - Offers a suite of applications, which builds on our long history in retail software design and development.  We provide our customers with extremely reliable, widely deployed, comprehensive and fully integrated retail management solutions. Retail Management Solutions includes merchandise management that optimizes workflow and provides the highest level of data integrity.  This module supports all operational areas of the supply chain including planning, open-to-buy purchase order management, forecasting, warehouse and store receiving distribution, transfers, price management, performance analysis and physical inventory.  In addition, Retail Management Solutions includes a comprehensive set of tools for analysis and planning, replenishment and forecasting, event and promotion management, warehouse, ticketing, financials and sales audit.  We disposed of this business unit on December 20, 2007.  See Note 12.

•
Store Solutions - Through our acquisition of RTI, we focused our Store Solutions offerings on “Retail Pro®,” which provides a total solution for small to mid-tier retailers worldwide.  Retail Pro® is currently used by approximately 10,000 businesses in over 45,000 stores in 73 countries.  The product is translated into eighteen languages making it one of the few quality choices for the global retailer.  At its core, Retail Pro® is a high performance, 32-bit Windows application offering point-of-sale, inventory control and customer relations management.  Running on WindowsNT, Windows2000, Windows XP Professional and Windows.Net platforms, Retail Pro® combines a fully user-definable graphical interface with support for a variety of input devices (from keyboard to touch screen).  Its Retail Business Analytics module includes an embedded Oracle® 9i database. Retail Pro® is fast and easy to implement.  The software has been developed to be very flexible and adaptable to the way a retailer runs its business.

•
Multi-channel Retail Solutions (“Multi-channel Retail”) – Our Multi-Channel Retail application is designed to specifically address direct commerce business processes, which primarily relate to interactions with the end-user.  This application was originally designed by Page Digital to manage its own former direct commerce operation, with attention to functionality, usability and scalability.  Its components include applications for customer relations management, order management, call centers, fulfillment, data mining and financial management.  Specific activities like partial ship orders, payments with multiple tenders, back order notification, returns processing and continuum marketing represent just a few of the more than 1,000 parameterized direct commerce activities that have been built into “Synaro”™, our Multi-Channel Solution and its applications.  These components and the interfacing technology are available to customers, systems integrators and independent software developers who may modify them to meet their specific needs.

A summary of the net sales and operating income (loss), excluding depreciation expense, and identifiable assets attributable to each of these business units from continuing operations are as follows (in thousands):

	Three Months Ended June 30,
	2007	2006

Net sales from continuing operations:
Retail Management	$2,848	$2,714
Store Solutions	2,861	2,733
Multi-channel Retail	446	504
Consolidated net sales	$6,155	$5,951

Operating income (loss):
Retail Management	$641	$619
Store Solutions	(409)	517
Multi-channel Retail	(118)	(28)
Other (see below)	(949)	(1,146)
Consolidated operating loss	$(835)	$(38)

Other operating loss:
Depreciation	$(90)	$(134)
Administrative costs and other non-allocated expenses	(859)	(1,012)
Consolidated other operating loss	$(949)	$(1,146)

	June 30,	March 31
	2007	2007

Identifiable assets:
Retail Management	$16,781	$16,519
Store Solutions	21,148	19,524
Multi-channel Retail	3,949	3,962
Consolidated identifiable assets	$41,878	$40,005

Goodwill, Net of amortization
Retail Management	$9,474	$9,474
Store Solutions	10,488	10,488
Multi-channel Retail	3,022	3,022
Consolidated goodwill	$22,984	$22,984

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

We currently operate in the United States, United Kingdom and sell throughout the rest of the world.  The following is a summary of local operations by geographic area (in thousands):

	Three Months Ended June 30
	2007	2006
Net Sales:
United States	$3,987	$4,204
United Kingdom	1,019	833
All other International	1,149	913

Total net sales	$6,155	$5,950

	Three Months Ended June 30
	June 30, 2007	March 31, 2007
Long-lived assets:
United States	$35,889	$36,175
United Kingdom	4	5
All other International	-	-

Total long-lived assets	$35,893	$36,180

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Certain of our standard software license agreements contain a limited infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against certain liability and damages arising from claims of various copyright or other intellectual property infringement by our products.  These terms constitute a form of guarantee that is subject to the disclosure requirements, but not the initial recognition or measurement provisions of Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others”.  We have never lost an infringement claim and our cost to defend such lawsuits has been insignificant.

In November 2005, certain of our Retail Pro® software customers had been contacted by Acacia Technologies Group (“Acacia”) regarding alleged infringement of U.S. Patent 4,707,592 (the “`592 Patent”) and are requesting indemnification for any infringement claim regarding the `592 Patent which expired in October 2005.  We retained patent counsel and, based on his advice, have notified customers in question that it is our position that there is no merit to any potential claim that Retail Pro® software infringes the patent.  In direct discussions between our counsel and Acacia, no information was provided indicating that Retail Pro® software infringes the`592 Patent.  Acacia had alleged infringement against a number of retailers including a small number of Retail Pro® software users.  We are not named in the lawsuit and, although some customers have indicated that they may seek indemnification, no actual lawsuits have been filed against us.

On May 25, 2005, the United States Securities and Exchange Commission (“SEC”) notified us that it had begun an informal inquiry relating to the Company.  We cooperated with the SEC’s informal inquiry.  On July 20, 2005, the SEC informed us that it had issued a formal order of investigation in this matter.  In connection with the investigation, the SEC is seeking information regarding our, and our subsidiaries, financial condition, results of operations, business, accounting policies and procedures, internal controls, issuances of common stock and stock options, sales of common stock and option exercises by insiders, employees and consultants as well as our internal revenue recognition investigation relating to the timing of revenue recognition for certain transactions during the fiscal years ended March 31, 2003, 2004 and 2005.  The scope, focus and subject matter of the SEC investigation may change from time to time and we may be unaware of matters under consideration by the SEC.  We are cooperating with the SEC in its investigation.

On January 10, 2008, the Company received a "Wells Letter" from the staff of the Securities and Exchange Commission ("SEC"). The Company has been informed that its Chief Executive Officer, Mr. Barry Schechter, also received a Wells Letter. The Wells Letters stated the staff of the SEC is considering recommending the SEC bring civil injunctive actions against the Company and Mr. Schechter for alleged violations of the federal securities laws. Under the process established by the SEC, the recipients have an opportunity to respond before any action is brought against them. Discussions are ongoing between the staff and the recipients' counsel with respect to the alleged violations and possible resolution of the matter. There is no assurance that a resolution can be reached, or that the ultimate impact will not be material.

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

NOTE 12 - RELATED-PARTY TRANSACTIONS

In connection with the Page Digital acquisition, we assumed a three-party lease agreement for our Colorado offices between CAH Investments, LLC ("CAH"), wholly owned by the spouse of one of our former executive officers, Larry Page, and Southfield Crestone, LLC, whereby Page Digital agreed to lease offices for ten years expiring on December 31, 2011.  CAH and Southfield Crestone LLC are equal owners of the leased property.  Rent expense related to this lease is $111,000 and $74,500 for the three months ended June 30, 2007 and 2006, respectively.  A security deposit of $170,000 relating to this lease is included in other long-term assets at June 30, 2007 and March 31, 2007.

NOTE 13 - SUBSEQUENT EVENTS

Asset Sale

On December 20, 2007, Island Pacific, Inc. (the “Company”) and 3Q Holdings Limited and its affiliates (“3Q Holdings”) consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) under which 3Q Holdings purchased from the Company the assets of the Company used in connection with the Company’s Retail Management Solutions business unit and the “Island Pacific” name and related trademarks, service marks, trade names and all goodwill associated with the name “Island Pacific” (collectively, the “Purchased Assets”).

Prior to entering the Asset Purchase Agreement, the Company conducted an extensive auction process commencing July 2006 during which 61 potential buyers were pursued, with 22 of them signing Non-Disclosure Agreements and conducting further due diligence, and 5 buyers making offers based on a determined price range of $10.0 million to $16.0 million.  The Company was not reasonably certain that any of the 5 buyers making offers would be able to secure financing enabling them to close the transaction.  In the third quarter of 2008, 3Q Holdings was able to confirm a commitment for financing.

The purchase price for the Purchased Assets, determined based upon arms-length negotiation between the parties, is $16.0 million, subject to certain working capital adjustments.  The Asset Purchase Agreement is subject to a number of closing conditions including, among others, the receipt by both parties of all required consents, waivers and amendments from respective lenders, the accuracy at the time of closing of the parties’ representations and warranties made in the Asset Purchase Agreement, and the absence of certain changes or events having a material adverse effect on the Purchased Assets.

The pro forma effect of the transaction on our financial position and results of operations for the three months ended June 30, 2007 is presented in the following table:

	As Reported	Pro forma Effect of Proposed Sale	Pro forma Result of Proposed Sale
At June 30, 2007
Current Assets	$5,364	$15,200	$20,564
Property and Equipment, Net	355	(100)	255
Goodwill	22,984	(9,474)	13,510
Other Intangible Assets	12,197	(4,758)	7,439
Other Assets	1,085	(84)	1,001
Total Assets	$41,985	$784	$42,769

Current Liabilities	$27,251	--	$27,251
Long Term Liabilities	5,874	--	5,874
Total Liabilities	33,125	--	33,125

Stockholders’ Equity	$8,860	$784	$9,644

For the Three Months Ended June 30, 2007
Net Sales	$6,155	$2,848	$3,307
Gross Profit	3,655	1,353	2,302
Income (Loss) from Operations	(835)	624	(1,459)
Net Loss	(2,089)	623	(2,712)
Basic and diluted EPS	$(0.03)	$0.01	$(0.04)

Securities purchase agreement and secured term note

On March 3, 2008, effective February 29, 2008, Retail Pro, Inc. (the "Company") entered into a Securities Purchase Agreement with Valens Offshore SPVII, Corp. c/o Laurus Master Fund, Ltd. ("Laurus") for the sale of:

(a)	a Secured Term Note (the "Note") in the principal amount of Two Million Five Hundred Thousand Dollars ($2,500,000); and

(b)	a warrant to acquire an aggregate of 15,000,000 shares of the Company's common stock for One Cent ($0.01) per share (the "Warrants").

The Note is due on February 29, 2009 and bears interest at the "prime rate" plus 2%, provided that in no event shall the Contract Rate (as defined in the Note) be less than 9.5%. The Company may prepay the  Note at any time, in whole or in part, without penalty or premium. The Note provides for mandatory prepayment upon the Company's receipt of payment(s) pursuant to that certain Vendor Loan Agreement dated as of December 21, 2007 by and among the Company, 3Q Holdings Limited, Island Pacific (UK) Limited and Applied Retail Solutions, Inc. (the "Purchasers") which, among other things, sets forth the certain agreements relating to the Company's financing of $3,000,000 of the purchase price for assets of the Company sold to 3Q Holdings Limited.

The Warrants are immediately exercisable and have ten (10) year terms. The exercise price of the Warrants adjusts proportionately in the event of any stock split, combination, dividend or reclassification. The Note and the Warrants were issued without registration pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation-D promulgated thereunder.

The Company's obligations under the Note are secured by a continuing security interest in all of the Company's assets in favor of Laurus. The Company's obligations are also guaranteed by its subsidiaries. Laurus' security interest is governed by the Master Security Agreement and Stock Pledge Agreement that the Company executed in connection with the sale of the Note and the Warrants.

Amendment of existing notes

In connection with the sale of the Note and the Warrants, the Company entered into an Omnibus Amendment and Waiver with Laurus pursuant to which:

(a)
the principal balance of the Amended and Restated Secured Convertible Term Note issued to Laurus on July 12, 2004 (the "July 2004 Note") was acknowledged to be an aggregate outstanding principal amount of $2,066,866.48;

(b)	the definition of Maturity date set forth in the July 2004 Term Note was amended and extended to January 31, 2011;
(c)	the "fixed conversion price" under the July 2004 Note was reset to $0.08 per share for the first $688,955 converted thereunder, and $2.00 thereafter;
(d)	the principal balance of the Secured Term Convertible Note issued to Laurus on June 15, 2005 (the "June 2005 Note") was acknowledged to be an aggregate outstanding principal amount of $3,200,000;
(e)	the definition of Maturity date set forth in the June 2005 Term Note was amended and extended to January 31, 2011.;
(f)	the "fixed conversion price" under the June 2005 Note was reset to $0.08 per share for the first $1,066,666 converted thereunder, and $2.00 thereafter.

The Omnibus Amendment and Waiver also provided an acknowledgement that the Company had caused occurances of default with the three notes and accordingly acknowledged default payment in the amount of $755,626.  The default expense will be recognized in the periods that the occurance of default continued.

Sales Tax Obligation

On December 31, 2007, the State of California Board of Equalization issued a Determination by Audit to the Company that assessed a state sales tax liability including interest and penalty.  The outstanding balance is $206,343.  The Company has determined that the liability resulted from a change in accounting estimate and will record the obligation in the third quarter of 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND THE COMPANY INTENDS THAT CERTAIN MATTERS DISCUSSED IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBOR FROM LIABILITY ESTABLISHED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  THESE FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED BY THE CONTEXT OF THE STATEMENT WHICH MAY INCLUDE WORDS SUCH AS THE COMPANY ("IPI," "WE" OR "US") "BELIEVES," "ANTICIPATES," "EXPECTS," "FORECASTS," "ESTIMATES" OR OTHER WORDS WITH SIMILAR MEANING AND CONTEXT. SIMILARLY, STATEMENTS THAT DESCRIBE FUTURE PLANS, OBJECTIVES, OUTLOOKS, TARGETS, MODELS, OR GOALS ARE ALSO DEEMED FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE FORECASTED OR ANTICIPATED AS OF THE DATE OF THIS REPORT.  CERTAIN OF SUCH RISKS AND UNCERTAINTIES ARE DESCRIBED IN CLOSE PROXIMITY TO SUCH STATEMENTS AND ELSEWHERE IN THIS REPORT INCLUDING ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."  STOCKHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS OR CONSTRUE SUCH STATEMENTS TO BE A REPRESENTATION BY US THAT OUR OBJECTIVES OR PLANS WILL BE ACHIEVED.  THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE MADE ONLY AS OF THE DATE OF THIS REPORT, AND WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS FORM 10-Q.  READERS ARE ALSO URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE FACTORS WHICH AFFECT OUR BUSINESS, INCLUDING WITHOUT LIMITATION THE DISCLOSURES MADE UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN OUR ANNUAL REPORT FILED ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2007, AND THE DISCLOSURES UNDER THE HEADING "RISK FACTORS" IN THE FORM 10-K, AS WELL AS OTHER REPORTS AND FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

We are a provider of software solutions and services to the retail industry, providing solutions that help retailers understand, create, manage and fulfill consumer demand.  Due to the scalability of our Store Solutions software, we are able to meet the needs of the broad spectrum of retail customers from small businesses to large enterprise applications.  We derive the majority of our revenues from three sources: the initial sale of application software licenses, or license revenues, professional services and support, and maintenance.  Application software license fees are dependent upon the sales volume of our customers, the number of users of the application(s), and/or the number of locations in which the customer plans to install and utilize the application(s).  As the customer grows in sales volume, adds additional users and/or adds additional locations, we charge additional license fees.  Professional services relate to implementation of our software, training of customer personnel and modification or customization work.  Support, maintenance and software updates are a source of recurring revenues and are generally based on a percentage of the software license revenues and are charged on an annual basis pursuant to renewable maintenance contracts.  We typically charge for professional services including consulting, implementation and project management services on an hourly basis.

As the vast majority of our revenues are derived from the retail industry, we are heavily dependent on the financial strength of retailers and their capital budgets.  Deterioration in the health of retailers, a reduction in their capital budget or a decision to delay the purchase of new systems have a direct impact on our business.  Our large enterprise sales cycles are long, generally three to twelve months, and our ability to close a pipeline of potential transaction is very unpredictable.  As such, management believes that license revenue and growth in license revenue are the best indicator of the Company's business as they signify either new customers or an expansion of licenses of existing customers.

In recent periods, our revenues have stabilized, and we are developing and implementing plans for achieving profitability.  Improvement in our operations has been derived from:

•	Appointment of a new management team;
•	A headcount reduction, office space downsize, and reduction of other operating expenses;
•	A new focus on R & D for core products and termination of unprofitable partner ventures;
•	Introduction of new products to the market;
•	Opening of a Europe, Middle East and Africa division through our UK office to better serve the business partners in these regions marketing Retail Pro;
•	Opening an Asia Pacific office in Sydney, Australia and Beijing China to serve the Greater Chinese Geography, and develop a dedicated team to better serve Latin America.

We believe that these actions will position us to achieve revenue growth and profitability.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE, 30, 2006

REVENUES

Product revenues increased by $0.3 million due principally to an increase in revenues from payment processing and support services.  Professional Services revenues declined by $0.1 million which we do not view as a significant change based on our sales cycles.  These changes in Product and Services revenues resulted in a net revenue increase of $0.2 million.

The three months ended June 30, 2007 continues the trend of the fiscal year ended March 31, 2007.  The slow down in the U.S. and world economies caused the retail industry to be more cautious with their investment in information systems which resulted in a lack of growth in sales and in extended sales cycles.  In addition, our financial condition may have interfered with our ability to sell new large enterprise application software licenses, as implementation of large enterprise applications generally requires extensive future services and support, and some potential customers have expressed concern about our financial ability to provide these ongoing services.  The effect of these conditions has carried over to the current quarter.

COST OF REVENUES/GROSS PROFIT

The rate of increase in the cost of revenues conforms to the increase in revenue arising from high margin payment processing and support sales.  Total gross profit increased $0.15 million, resulting from higher margin revenue increases.

APPLICATION DEVELOPMENT EXPENSE

Application development expense increased by $0.5 million, or 71%, to $1.2 million in the three months ended June 30, 2007.  This increase results from our continued effort to upgrade our existing software line while we continue to develop new software technologies.

DEPRECIATION AND AMORTIZATION

The decrease in depreciation and amortization of $0.04 million is primarily due to certain assets becoming fully depreciated and not replaced.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses increased by $0.5 million, to $3.2 million in the three months ended June 30, 2007 primarily due to increases in professional and marketing personnel to expedite the beta testing of our new Store Solutions product line (Retail Pro v9) and prepare for an aggressive marketing effort when the product is ready for general release.  We anticipate that SG&A as a percentage of sales will continue to increase in the future until we release Retail Pro® v9.

OPERATING LOSS

Operating loss, which included depreciation and amortization expense, increased by $0.8 million, due primarily to the increase in Application development and SG&A expenses, offset by an increase in gross profit.

INTEREST EXPENSE

Interest expense remained unchanged at $0.4 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, reflecting the stabilization of our need for debt financing.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the three months ended June 30, 2007, we financed our investment in software development and capital equipment using cash provided by operations and proceeds from a long-term purchase contract.  At June 30, 2007 and March 31, 2007, we had cash of $0.7 million and $0.6 million, respectively.

Operating activities provided cash of $0.2 million in the three months ended June 30, 2007 and $1.2 million in the three months ended June 30, 2006.  Cash provided by operating activities in the three months ended June 30, 2007 resulted from a $2.1 million net loss and an increase in accounts receivable and prepaid expenses of $2.1 million, offset in part by $1.8 million of non-cash depreciation and amortization, a $2.1 million increase in deferred revenue, and a $0.5 million increase in accounts payable and accrued expenses.

Investing activities used cash of $0.6 million and $0.4 million in the three months ended June 30, 2007 and June 30, 2006, respectively.  Cash used by investing activities in the three months ended June 30, 2007 and June 30, 2006 resulted primarily from capitalization of software development costs of $0.5 million and $0.4 million, respectively, and purchases of capital equipment.

Financing activities provided cash of $0.5 million from proceeds of a long-term purchase contract ($0.76 million), less payments on notes payable ($0.2 million) in the three months ended June 30, 2007.  Financing activities used cash of $0.3 million in the three months ended June 30, 2006, for payments on notes payable.

We believe that our cash, cash equivalents and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.  Our future capital requirements depend on many factors, including our application development, sales and marketing activities.  In addition, we have incurred losses for the last three fiscal years and we had a negative working capital at June 30, 2007.  In the next six months, additional capital will be raised through the sale of our IPMS business unit (see Note 12 to the accompanying financial statements).  In the long-term, we anticipate that cash from operations will be sufficient to provide liquidity for our normal operating requirements.  However, our growth may depend on additional financing, and we do not know whether additional financing will be available when needed, or available on terms acceptable to us.  We may raise capital through public or private equity or debt financings.  If we are unable to raise the needed funds, we may be forced to curtail some or all of our activities and we may not be able to grow.

INDEBTEDNESS

OMICRON/MIDSUMMER

On March 15, 2004, we sold Omicron Master Trust ("Omicron") and Midsummer Investment, Ltd. ("Midsummer") convertible debentures (the "March 2004 Debentures") for an aggregate price of $3.0 million pursuant to a securities purchase agreement (the "March 2004 Debenture Purchase Agreement").  With a portion of the proceeds from the sale of the Laurus 2004 Convertible Note, we paid Omicron $1.75 million, the full amount due under its March 2004 Debenture, plus $0.2 million in accrued interest, liquidated damages pursuant to the Omicron/Midsummer Registration Rights Agreement, and prepayment penalties.  The March 2004 Debentures due to Midsummer bear interest at a rate of 9% per annum, and provide for interest only payments on a quarterly basis, payable, at our option, in cash or shares of our common stock.  The March 2004 Debentures initially matured on May 15, 2006, but the maturity date was extended to April 30, 2007 pursuant to the Amendment and Waiver between us and Midsummer dated April 23, 2007.

We entered into a registration rights agreement with Omicron and Midsummer dated March 15, 2004 (the “Omicron/Midsummer Registration Rights Agreement”), pursuant to which we were required to file a registration statement respecting the common stock issuable upon the conversion of the March 2004 Debentures and exercise of the warrants within 30 days after March 15, 2004, and to use best efforts to have the registration statement declared effective at the earliest date but in no event later than 90 days after March 15, 2004 (or 120 days in the event of full review).  The Omicron/Midsummer Registration Rights Agreement provided that if we failed to file a registration statement within such 30 day period or have it declared effective within such 90 day period (or 120 day period in the event of a full review), we were obligated to pay liquidated damages to Omicron and Midsummer equal to 2% per month of each of their initial subscription amounts plus the value of any outstanding warrants.  The filing deadline was extended to October 31, 2007 pursuant to the March/April 2007 Amendments, and the initial effectiveness date was amended to 135 days after the filing date.

The outstanding balance of Midsummer Debenture, including accrued interest, is $0.9 million at June 30, 2007.

TOMCZAK/BOONE

In connection with the RTI acquisition in June 2004, we issued promissory notes to RTI's two principals, Michael Tomczak and Jeffrey Boone, totaling $2.6 million ("Officers Notes").  The Officers Notes were due on June 1, 2006 and payable in monthly installments in aggregate of $20,000 from June 1, 2004 through May 1, 2005, increasing to $0.2 million from June 1, 2005.  The Officers Notes earn interest at a rate of 6.5% per annum. The balance of the Officers Notes is $2.6 million at June 30, 2006.

On April 18, 2005, in conjunction with the issuance of a secured term note to Multi-Channel, pursuant to a Subordinated Seller Note Subordination Agreement (“Subordination Agreement”), the Officers Notes were subordinated to the debts owed by us to Multi-Channel and Laurus (“Senior Debts”), prohibiting any payment of principal or interest on the Officers Notes until the Senior Debts have been paid in full.

LAURUS

On July 12, 2004, we sold and issued a secured convertible term note (the "Laurus Note") to Laurus Master Fund, Ltd. ("Laurus") for gross proceeds of $7.0 million pursuant to a Securities Purchase Agreement. In addition, we issued Laurus a warrant to purchase up to 3,750,000 shares of our common stock at a price of $0.71 per share (the "Laurus Warrant").

The Laurus 2004 Convertible Note initially matured on September 1, 2004, however, the maturity date was automatically extended to July 12, 2007 (the “Maturity Date”) upon our stockholders approving an increase in our authorized common stock from 100 to 250 million shares and our filing an amendment to our certificate of incorporation to effect such change on August 27, 2004.  The Laurus 2004 Convertible Note accrues interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent.  Interest under the Laurus 2004 Convertible Note is payable monthly in arrears commencing August 1, 2004.  The Interest Rate is recalculated with each change in the prime rate and is subject to adjustment based on the then-current price of our common stock.  The initial conversion price under the Laurus 2004 Convertible Note was $0.56 per share, subject to adjustment upon our issuance of securities at a price below the fixed conversion price, a stock split or combination, declaration of a dividend on our common stock or reclassification of our common stock.  We have the option to redeem the Laurus 2004 Convertible Note by paying Laurus 125% of the principal amount due under the Laurus 2004 Convertible Note together with all accrued and unpaid interest.  Our obligations under the Laurus 2004 Convertible Note are secured by all of our assets and guaranteed by our subsidiaries, pursuant to the Laurus Security Instruments.

The balance of the Laurus 2004 Convertible Note, including accrued interest, is $6.8 million at June 30, 2007.

On February 29, 2008, the company entered into an Omnibus Amendment and Waiver of the Laurus Note extending the maturity date to January 31, 2011 and amending the fixed conversion price applicable to the note to $0.08 for the first $688,955 converted, $0.12 for the next $688,955 converted and $0.15 the for balance converted.  The Company acknowledged a late payment penalty based upon the occurance of defaults totaling $755,626.

JUNE 2005 CONVERTIBLE NOTES

On June 15, 2005, we sold and issued secured convertible term notes to Laurus for gross proceeds of $3.2 million (the “Laurus June 2005 Convertible Note”) and to Midsummer for gross proceeds of $1.0 million (the “Midsummer June 2005 Convertible Note”) (together the “June 2005 Convertible Notes”) pursuant to Securities Purchase Agreements.  We also issued Laurus and Midsummer warrants to purchase up to 4,444,444 and 1,388,889 shares of our common stock, respectively, at a price of $0.23 per share (the “June 2005 Warrants”) and options to purchase up to 17,142,857 and 5,357,143 shares of our common stock, respectively, at the price of $0.01 per share  (the “June 2005 Options”).

The June 2005 Convertible Notes mature on June 15, 2008 and accrue interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus one percent, calculated each day that the prime rate changes, payable monthly in arrears commencing on July 1, 2005.  In addition to accrued interest, commencing on October 3, 2005, the June 2005 Convertible Notes require monthly principal payments to Laurus and Midsummer of $106,667 and $40,000, respectively.  The principal payments have been deferred pursuant to November 2005, March 2006, October/November 2006, and March/April 2007 Amendments below.  The June 2005 Convertible Notes are convertible to common stock at $0.20 per share, subject to adjustment upon our issuance of securities at a price below the fixed conversion price, a stock split or combination, declaration of a dividend on our common stock or reclassification of our common stock.  Our obligations under the June 2005 Convertible Notes are secured by all of our assets and guaranteed by our subsidiaries pursuant, with respect to Laurus, to the Master Security Agreement and Subsidiary Guaranty in favor of Laurus dated July 12, 2004 (the “Laurus Security Instruments”) and, with respect to Midsummer, to the Master Security Agreement and the Subsidiary Guaranty in favor of Midsummer dated June 15, 2005 (the “Midsummer Security Instruments”).

The balance of the June 2005 Convertible Notes, including accrued interest, is $4.2 million at June 30, 2007.

On February 29, 2008, the company entered into an Omnibus Amendment and Waiver of the June 2005 Convertible Notes extending the maturity date to January 31, 2011 and amending the fixed conversion price applicable to the note to $0.08 for the first $1,066,666 converted $0.12 for the next $1,066,666 converted and $0.15 for the balance converted. .  The Company acknowledged a late payment penalty based upon the occurance of defaults totaling $755,626.

NOVEMBER 2005 TERM NOTES

On November 16, 2005, we sold and issued secured term notes to Laurus for gross proceeds of $637,500 (the “Laurus November 2005 Term Note”) and to Midsummer for gross proceeds of $212,500 (the “Midsummer November 2005 Term Note”) (together the “November 2005 Term Notes”) pursuant to securities purchase agreements.  In addition, we issued Laurus and Midsummer options to purchase up to 1,125,000 and 375,000 shares of our common stock, respectively at the price of $0.01 per share (the “November 2005 Options).

The November 2005 Term Notes initially matured on February 1, 2006 but the maturity dates were extended to June 30, 2007 pursuant to the March/April 2007 Amendments.  The November 2005 Term Notes accrue interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent, calculated each day that the prime rate changes, payable monthly in arrears commencing on December 1, 2005.  Our obligations under the November 2005 Term Notes are secured by all of our assets and guaranteed by our subsidiaries pursuant to the Laurus Security Instruments and the Midsummer Security Instruments.

The balance of the November 2005 Term Notes, including accrued interest, is $3.3 million at June 30, 2007.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations, including purchase commitments at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payment due by period

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
		(in thousands)
Secured debt obligations	$15,200	$15,200	$-	$-	$-
Operating leases	6,982	1,650	3,292	2,040	-
Purchase obligations	5,171	5,171	-	-	-
Stock Price Protection Accrual	1,736		1,736
Total contractual cash obligations	$29,089	$22,021	$5,028	$2,040	$-

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

There are several accounting policies that are critical to understanding our historical performance. These policies affect the reported amounts of revenue and other significant areas in our reported financial statements and involve management’s judgments and estimates.  These critical accounting policies include the following:

•
Accounts Receivable.   We typically extend credit to our customers.  Software licenses are generally due in installments within twelve months from the date of delivery.  Billings for customer support and consulting services performed on a time and material basis are due upon receipt.  From time to time software and consulting services are provided under fixed price contracts where the revenue and the payment of related receivable balances are due upon the achievement of certain milestones.  Management estimates the probability of collection of the receivable balances and provides an allowance for doubtful accounts based upon an evaluation of our customers’ ability to pay and general economic conditions.

•
Valuation of Long-lived and Intangible Assets and Goodwill. We test goodwill for impairment on an annual basis or more frequently if certain events occur.  Goodwill is to be measured for impairment by reporting units, which currently consist of our operating segments.  At each impairment test for a business unit, we are required to compare the carrying value of the business unit to the fair value of the business unit.  If the fair value exceeds the carrying value, goodwill will not be considered impaired.  If the fair value is less than the carrying value, we will perform a second test comparing the implied fair value of the business unit goodwill with the carrying amount of that goodwill.  The difference, if any, between the carrying amount of that goodwill and the implied fair value will be recognized as an impairment loss, and the carrying amount of the associated goodwill will be reduced to its implied fair value.  These tests require us to make estimates and assumptions concerning prices for similar assets and liabilities, if available, or estimates and assumptions for other appropriate valuation techniques.

For our intangible assets with finite lives, including our capitalized software and non-compete agreements, we assess impairment at least annually or whenever events and circumstances suggest the carrying value of an asset may not be recoverable based on the net future cash flows expected to be generated from the asset on an undiscounted basis in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  When we determine that the carrying value of intangibles with finite lives may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

•
Application Development.   The costs to develop new software products and enhancements to existing software products are expensed as incurred until Technological Feasibility has been established.  Technological Feasibility has occurred when all planning, designing, coding and testing have been completed according to design specifications.  Once Technological Feasibility is established, any additional costs would be capitalized, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”.

•
Revenue Recognition.  Our revenue recognition policy is significant because our revenue is a key component of our results of operations.  In addition, our revenue recognition determines the timing of certain expenses such as commissions and royalties.  We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy.

We license software under non-cancelable agreements and provide related services, including consulting and customer support. We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended and interpreted by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” as well as Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition”, updated by SABs 103 and 104, “Update of Codification of Staff Accounting Bulletins”, and Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.  When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers our professional services essential to the functionality of the software product, we follow the guidance in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”.

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

b)	delivery of the software;
c)	establishment of a fixed or determinable license fee;
d)	reasonable assurance of the collectability of the proceeds, and
e)	determination that vendor specific objective evidence (“VSOE”) of fair value exists for any undelivered elements of the arrangement.

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

Software license revenue derived from sales to resellers who purchase our product for resale to end users is recognized upon delivery of the software to the reseller based on our Business Partner contracts and our Business Partner Return Policy which limits our exposure to costs and losses that may occur in connection with the return of software licenses.  Our selection of resellers to act as business partners and the terms of the related contracts meet the qualifications for revenue recognition under SFAS No. 48, “Revenue Recognition When Right of Return Exists”.  Based on our experience with out return policy, our exposure to losses from returns by resellers at the end of any reporting period is immaterial.

We have established VSOE for all elements included in our sales contracts – license fees and upgrades, professional services, and maintenance services.  License fees and upgrades are based on an established matrix of prices applicable to each customer’s system requirements.  Professional services related to modification, implementation, and installation of systems and training of customer personnel are based on standardized hourly rates for the skill level of service performed.  Maintenance revenues are based on a schedule of fees applicable to the customers’ varying maintenance requirements, and are generated by contracts that are separate from arrangements to provide licenses and/or services to our customers.  The revenue from undelivered elements in an arrangement at the end of any reporting period is deferred based on the VSOE of that element.  Deferred revenue consists primarily of deferred license fees, unearned maintenance contract revenue, and unearned contract revenue accounted for using the completed contract method.

Some of our software license arrangements require professional services for significant production, customization or modification of the software, or to meet the customer’s requirements for services that are essential to the functionality of the software product.  In these arrangements, both the software licenses revenue and the professional services revenue are recognized using the percentage of completion method, based on labor hours incurred versus the estimate of total hours required to complete the project under the guidance of SOP 81-1.  Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.  Contracts whose scope does not allow a reasonable estimation of the percentage of completion, that contain clauses that present a significant potential impediment to completion, or that contain a cancellation right are accounted for using the completed contract method.

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

•
Registration Rights Agreements.   We classify the liquidated damages clause contained in the Registration Rights Agreements entered concurrently with the various long-term debt instruments pursuant to Emerging Issues Task Force Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19” (“EITF 05-4”) as a separate financial instrument.  Following the guidance of FASB Staff Position No. EITF 00-19-2, we recognize the contingent obligation to make future payments under the Registration Rights Agreements in accordance with SFAS No. 5, “Accounting for Contingencies”.

•
Stock-Based Compensation.   Effective April 1, 2005, we commenced accounting for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment”, issued in December 2004 as a revision of SFAS No. 123 and requiring that the cost resulting from share based payments be recognized n the financial statements using a fair value measurement.  The share-based payments arise from the grant of stock options from one of the plans described in Note 12 and compensation is recorded using a closed-form option-pricing model which assumes that the option exercises occur at the end of the contractual term and that the expected volatility, expected dividends, and risk-free interest rates are constant over the option’s term.

We account for the cost of stock-based compensation on a straight-line basis over the requisite service period for the entire award.  In adopting the provisions of SFAS 123(R), we used the Modified Prospective Application to account for the compensation cost of the portion of previously–issued stock options for which the requisite service period had not been rendered at March 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  SFAS No. 141(R) revises SFAS No. 141, “Business Combinations” to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects by recognizing and measuring the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and determining the information to be disclosed.  The provisions of this Statement are effective for business combinations for which thew acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements".  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The provisions of this Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risks, which include changes in foreign currency exchange rate as measured against the U.S. dollar.

INTEREST RATE RISK

At June 30, 2007, we have $6.8 million of outstanding debt under the Laurus 2004 Convertible Note issued July 12, 2004 bearing interest at the prime rate plus 2%.  At June 30, 2007, the applicable interest rate, based on the prime rate, is 10.25%.

At June 30, 2007, we have $4.2 million outstanding under the June 2005 Convertible Notes issued June 15, 2005 bearing interest at the prime rate plus 1%.  At June 30, 2007, the applicable interest rate, based on the prime rate, is 9.25%.

At June 30, 2007, we have $3.3 million outstanding under term notes to Laurus and Midsummer bearing interest at the prime rate plus 2% (effective rate at June 30, 2007 – 10.25%).

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe.  Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rate.  These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings.  We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based.  There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency..  Approximately 19% and 14% of our total revenues were denominated in currencies other than the U.S. dollar for the three months ended June 30, 2007 and 2006, respectively.

EQUITY PRICE RISK

We have no direct equity investments.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that were in effect at the end of the period covered by this report.  Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective to ensure that all material information relating to us that is required to be included in the reports that we file with the SEC.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no new reportable events and no material developments in the status of any legal proceedings.  See Note 10 to the accompanying financial statements.

ITEM 1A.  RISK FACTORS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN OUR FORM 10-K FOR THE YEAR ENDED MARCH 31, 2007 AND FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007.  INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THOSE DESCRIBED BELOW, RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.  IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS COULD BE HARMED.  THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT.  SEE THE NOTE REGARDING FORWARD-LOOKING STATEMENTS INCLUDED AT THE BEGINNING OF ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THIS FORM 10-Q.

WE INCURRED LOSSES FOR FISCAL YEARS 2007, 2006 AND 2005.

We incurred losses of $7.2 million, $10.4 million and $20.9 million in the fiscal years ended March 31, 2007, 2006, and 2005 respectively.  The losses in the past three years have generally been due to difficulties completing sales for new application software licenses, the resulting change in sales mix toward lower margin services, and debt service expenses.  We will need to generate additional revenue to achieve profitability in future periods.  If we are unable to achieve profitability, or maintain profitability if achieved, our business and stock price may be adversely affected and we may be unable to continue operations at current levels, if at all.

WE HAD NEGATIVE WORKING CAPITAL AT JUNE 30, 2007 AND IN THE PRIOR FISCAL YEAR, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

At June 30, 2007 and March 31, 2007, we had negative working capital of $21.5 million and $17.2 million, respectively.  We have had difficulty meeting operating expenses, including interest payments on debt, lease payments and supplier obligations. We have at times deferred payroll for our executive officers, and borrowed from related parties to meet payroll obligations. We have extended payment terms with our trade creditors wherever possible.

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

OUR FINANCIAL CONDITION MAY INTERFERE WITH OUR ABILITY TO SELL NEW APPLICATION SOFTWARE LICENSES.

Future sales growth may depend on our ability to improve our financial condition.  Our past financial condition has made it difficult for us to complete sales of new large enterprise application software licenses.  Because our large enterprise applications typically require lengthy implementation and extended servicing arrangements, potential customers require assurance that these services will be available for the expected life of the application.  These potential customers may defer buying decisions until our financial condition improves, or may choose the products of our competitors whose financial conditions are, or are perceived to be, stronger.  Customer deferrals or lost sales will adversely affect our business, financial conditions and results of operations.

OUR LARGE ENTERPRISE SALES CYCLES ARE LONG AND PROSPECTS ARE UNCERTAIN.  THIS MAKES IT DIFFICULT FOR US TO PREDICT REVENUES AND BUDGET EXPENSES.

The length of large enterprise sales cycles in our business makes it difficult to evaluate the effectiveness of our sales strategies.  Our large enterprise sales cycles historically have ranged from three to twelve months, which has caused significant fluctuations in revenues from period to period.  Due to our difficulties in completing new application software sales in recent periods and our refocused sales strategy, it is difficult to predict revenues and properly budget expenses.

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

WE MAY NEED TO RAISE CAPITAL TO GROW OUR BUSINESS. OBTAINING THIS CAPITAL COULD IMPAIR THE VALUE OF YOUR INVESTMENT.

We may need to raise further capital to:
•	support unanticipated capital requirements;
•	take advantage of acquisition or expansion opportunities;
•	continue our current development efforts;
•	develop new applications or services; or
•	address working capital needs.

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

Goodwill, capitalized software, non-compete agreements and other intangible assets represent approximately 85% of our total assets as of June 30, 2007.  We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline.  Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities.  These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses.  Approximately 78%, 19% and 3% of our revenues were in the Americas, Europe and Asia, respectively, in the three months ended June 30, 2007.  Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars.  When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results.

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

WE MAY NOT BE ABLE TO MAINTAIN OR IMPROVE OUR COMPETITIVE POSITION BECAUSE OF THE INTENSE COMPETITION IN THE RETAIL SOFTWARE INDUSTRY.

We conduct business in an industry characterized by intense competition.  Most of our competitors are very large companies with an international presence.  We must also compete with smaller companies which have been able to develop strong local or regional customer bases.  Many of our competitors and potential competitors are more established, benefit from greater name recognition and have significantly greater resources than us.  Our competitors may also have lower cost structures and better access to the capital markets than us.  As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Our competitors may:

•	introduce new technologies that render our existing or future products obsolete, unmarketable or less competitive;

•
make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, which would increase the ability of their products to address the needs of our customers; and

•	establish or strengthen cooperative relationships with our current or future strategic partners, which would limit our ability to compete through these channels.

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

•	Fail to respond to technological changes in a timely or cost-effective manner;

•
Encounter applications, capabilities or technologies developed by others that render our applications and services obsolete or non-competitive or that shorten the life cycles of our existing applications and services;

•	Experience difficulties that could delay or prevent the successful development, introduction and marketing of these new applications and services; or

•	Fail to achieve market acceptance of our applications and services.

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

Substantially all of our primary computer and telecommunications systems are located in four geographic areas.  These systems are vulnerable to damage or interruption from fire, earthquake, water damage, sabotage, flood, power loss, technical or telecommunications failure or break-ins.  Our business interruption insurance may not adequately compensate us for our lost business and will not compensate us for any liability we incur due to our inability to provide services to our customers.  Although we have implemented network security measures, our systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.  These disruptions could lead to interruptions, delays, loss of data or the inability to service our customers.  Any of these occurrences could impair our ability to serve our customers and harm our business.

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

On July 12, 2004 and June 15, 2005, Laurus purchased convertible notes from us in the amounts of $7 million and $3.2 million, respectively which are secured by all of our assets.  In addition, Laurus purchased our term note dated November 16, 2005 in the amount of $637,500, which was amended to $1,275,000, $2,025,000 and $2,625,000 on March 23, 2006, November 27, 2006 and March 30, 2007, respectively.  The convertible notes may be converted into 50,000,000 shares of our common stock.  In addition, warrants and options issued in connection with the sale of the convertible and term notes are exercisable for approximately 28,700,000 shares of our common stock.  Consequently, Laurus beneficially owns approximately 48.3% of our outstanding common stock.  If Laurus converts the convertible notes to common stock and exercises the warrants and options, it may have effective control over all matters affecting us, including:

•	The election of all of our directors;

•	The undertaking of business opportunities that may be suitable for us;

•	Any determinations with respect to mergers or other business combinations involving us;

•	The acquisition or disposition of assets or businesses by us;

•	Debt and equity financing, including future issuance of our common stock or other securities;

•	Amendments to our charter documents;

•	The payment of dividends on our common stock; and

•	Determinations with respect to our tax returns.

LAURUS MASTER FUND, LTD’S POTENTIAL INFLUENCE ON US COULD MAKE IT DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, WHICH COULD DEPRESS OUR STOCK PRICE.

Laurus’ potential effective voting control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business or our stockholders.  As a result, Laurus’ potential effective control could reduce the price that investors may be willing to pay in the future for shares of our stock, or could prevent any party from attempting to acquire us at any price.

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

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future have exercise prices at below the market price of our stock.  We have outstanding options and warrants for 57,498,104 shares at June 30, 2007.  Of these options and warrants, 30,464,461 shares have exercise prices above the June 30, 2007 market price of $0.08 per share, and 27,033,643 shares have exercise prices at or below that market price.  If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

Our existing stock option plans have approximately 6,357,000 shares available for issuance as of June 30, 2007.  Future options issued under the plan may have further dilutive effects.

The issuance of additional shares pursuant to exercisable options, warrants, convertible notes or anti-dilution provisions will cause immediate and possibly substantial dilution to our stockholders.  Further, subsequent sales of the shares in the public market could depress the market price of our stock by creating an excess in supply of shares for sale.  Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

BUSINESS RISKS FACED BY PAGE DIGITAL COULD DISADVANTAGE OUR BUSINESS.

Page Digital is a developer of multi-channel commerce software and faces several business risks that could disadvantage our business. These risks include many of the risks that we face, described above, as well as:

•
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

•
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

•
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

•
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

•
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

•	BUSINESS RISKS FACED BY RTI COULD DISADVANTAGE OUR BUSINESS.

RTI is a provider of retail management store solutions to small through mid-tier retailers via an international network of retailers and faces several business risks that could disadvantage our business. These risks include many of the risks that we face, described above, as well as:

•
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

•
RTI IS DEPENDENT ON THEIR VALUE-ADDED RESELLERS (VARS) - RTI does not have a direct sales force and relies on VARs to distribute and sell its products.  RTI currently has approximately 67 VARs - 27 in North America, 7 in South America, 11 in Asia, 19 in Europe and the Middle East, 1 in Africa, and 1 each in Australia and New Zealand.  Combined, RTI's four largest VARs account for approximately 14% of its revenues, although no one is over 4%.  RTI's VARs are independently owned businesses and there can be no assurance that one or more will not go out of business or cease to sell RTI products.  Until a replacement VAR could be recruited, and trained, or until an existing VAR could expand into the vacated territory, such a loss could result in a disruption in RTI's revenue and profitability.  Furthermore, there can be no assurance that an adequate replacement could be located.

•
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

•
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

•
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007, we did not issue any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three months ended June 30, 2007, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2007, no matters were submitted to a vote of security holders.

ITEM 5. OTHER INFORMATION

All information required to be disclosed on Form 8-K during the three months ended June 30, 2007 has been reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit                                           Description

31.1	Certification of CEO required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

On October 17, 2007, we filed a Form 8-K dated October 15, 2007, disclosing as Item 2.02 the Company’s preliminary financial results for the fiscal years ended March 31, 2005, 2006, and 2007, and disclosing as Item 7.01the final negotiations to sell our Island Pacific Merchandising Solutions Division for $16.0 million

On November 5, 2007, we filed a Form 8-K dated November 1, 2007, disclosing as Item 1.01 the entry into a material definitive agreement to sell the Island Pacific Merchandising Solutions Division and the “Island Pacific” name, related trademarks, service marks, trade names, and all goodwill for $16.0 million to 3Q Holdings Limited and its affiliates, subject to certain working capital adjustments at the time the transaction closed.

On December 4, 2007, we filed a Form 8-K dated December 3, 2007, disclosing as Items 1.01 and 5.02(b) the resignation of the Company’s Chief Operating Officer and Vice President of Business Development and entry into a material definitive agreement of severance to continue the departing officer’s current compensation for a period of six months, and payment of $3,000 per month for six-months thereafter, inclusive of benefits.

On December 28, 2007, we filed a Form 8-K dated December 28, 2007, disclosing as Items 1.01 and 2.01 the entry into a material definitive agreement on December 20, 2007, by which the Company entered into an Amending Deed relating to the sale of the Island Pacific Merchandising Solutions Division to (a) revise certain provisions for adjustment to the purchase price; (b) modify the closing deliveries of the parties; and (c) modify certain other rights and obligations of the parties in connection with the transaction.  The Company further disclosed, as part of the transaction, entry into a Bill of Sale, Transition Services Agreement, Assignment and Assumption Agreement, and Trademark Assignment Deed.

On January 4, 2008, we filed a Form 8-K dated January 4, 2008, disclosing as Item 5.03 the December 28, 2007, amendment of the Company’s Amended and Restated Certificate of Incorporation (the "Certificate") to change its name to Retail Pro, Inc. through a merger transaction with the Company’s wholly owned subsidiary, Retail Pro, Inc. The subsidiary was merged with and into the Company, with the Company surviving the merger and changing its name to Retail Pro, Inc. In connection with changing its name, the Company announced it had also requested a new trading symbol.

On January 30, 2008, we filed a Form 8-K dated January 24, 2008, disclosing as Item 5.02 (b) and (c) the resignation of Philip Bolles as the Company’s interim Chief Financial Officer effective January 24, 2008, and the appointment of Kevin Ralphs as the Company’s interim Chief Financial Officer effective January 24, 2008.  The Company also announced as Item 8.01 the receipt by the Company and its Chief Executive Officer of a Wells letter from the staff of the Securities and Exchange Commission and the change of the Company’s trading symbol to RTPR effective as of the open of the market on January 29, 2008.

On March 10, 2008, we filed a Form 8-K dated March 3, 2008, as Items 1.01, 2.03, 3.02 and 9.01, the entry into a material definitive agreement with Valens Offshore SPVII, Corp. c/o Laurus Master Fund, Ltd. ("Laurus") for the sale of: (a) a Secured Term Note (the "Note") in the principal amount of Two Million Five Hundred Thousand Dollars ($2,500,000) due February 29, 2009, with certain prepayment rights and bearing interest at the “prime rate” plus 2%, provided that in no event shall the Contract Rate (as defined in the Note) be less than 9.5%; and (b) a warrant to acquire an aggregate of 15,000,000 shares of the Company's common stock for One Cent ($0.01) per share (the "Warrants"), which Warrants are immediately exercisable and have ten (10) year terms. The Note and theWarrants were issued without registration pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation-D promulgated thereunder. In connection with the sale of the Note and the Warrants, the Company entered into an Omnibus Amendment and Waiver with Laurus pursuant to which: (a) the principal balance of the Amended and Restated Secured Convertible Term Note issued to Laurus on July 12, 2004 (the "July 2004 Note") was acknowledged to be an aggregate outstanding principal amount of $2,066,866.48; (b) the definition of Maturity date set forth in the July 2004 Term Note was amended and extended to January 31, 2011; (c) the "fixed conversion price" under the July 2004 Note was reset to $0.08 per share for the first $688,955 converted thereunder, and $2.00 thereafter; (d) the principal balance of the Secured Term Convertible Note issued to Laurus on June 15, 2005 (the "June 2005 Note") was acknowledged to be an aggregate outstanding principal amount of $3,200,000; (e) the definition of Maturity date set forth in the June 2005 Term Note was amended and extended to January 31, 2011; and (f) the "fixed conversion price" under the June 2005 Note was reset to $0.08 per share for the first $1,066,666 converted thereunder, and $2.00 thereafter.

On March 11, 2008, we filed a Form 8-K dated March 6, 2008, disclosing as Item 5.02(b) and (c) the resignation of Kevin Ralphs as the Company’s interim Chief Financial Officer effective March 6, 2008, and the appointment of Alfred F. Riedler as the Company’s Vice President Finance and Principal Financial Officer.  The Company also announced as Item 8.01 the relocation of its finance department.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Retail Pro, Inc. Registrant

Date: March 19, 2008	By:	/s/ Alfred F. Riedler
Alfred F. Riedler
Principal Financial Officer
Signing on behalf of the registrant