Form 10-Q
period 2007-09-30
Retail Pro, Inc.
filed 2008-03-25
CIK 866535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________

     Commission File Number: 0-23049

                                RETAIL PRO, INC.
                    (FORMERLY KNOWN AS ISLAND PACIFIC, INC.)
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       33-0896617
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)

3252 HOLIDAY COURT, SUITE 226, LA JOLLA, CA                     92037
 (Address of principal executive offices)                     (Zip Code)

                                 (858) 550-3355
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common stock, $0.0001 Par Value - 60,614,339 shares as of March 8, 2008.

                                                   TABLE OF CONTENTS

                                                                                                                  PAGE

PART I. - FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of September 30, 2007 and March 31, 2007....................     3

          Consolidated Condensed Statements of Operations for the Three Months and the Six Months Ended
           September 30, 2007 and 2006.........................................................................     4

          Consolidated Condensed Statements of Cash Flows for the Six Months Ended September 30, 2007
          and 2006.............................................................................................     5

          Notes to Consolidated Condensed Financial Statements.................................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations................    16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................................    24

Item 4.   Controls and Procedures..............................................................................    24

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings....................................................................................    24

Item 1A.  Risk Factors.........................................................................................    24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..........................................    32

Item 3.   Defaults Upon Senior Securities......................................................................    32

Item 4.   Submission of Matters to a Vote of Security Holders..................................................    32

Item 5.   Other Information....................................................................................    32

Item 6.   Exhibits and Reports on Form 8-K.....................................................................    33

SIGNATURES.....................................................................................................    35




                                        PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       RETAIL PRO, INC. AND SUBSIDIARIES
                                   (Formerly known as Island Pacific, Inc.)
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (in thousands, except share amounts)

                                                                          SEPTEMBER 30,         MARCH 31,
                                                                              2007                2007
                                                                        -----------------   -----------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                            $            115    $            565
   Accounts receivable, net of allowance for doubtful accounts of
   $454 and $386, respectively                                                     3,127               2,913
   Other receivables                                                                 171                 136
   Prepaid expenses and other current assets                                         528                 261
                                                                        -----------------   -----------------
       Total current assets                                                        3,941               3,875

Property and equipment, net                                                          329                 307
Goodwill, net                                                                     22,984              22,984
Other intangible assets, net                                                      11,878              12,574
Deferred royalties and related maintenance                                           712                   -
Other assets                                                                         360                 315
                                                                        -----------------   -----------------
       Total assets                                                     $         40,204    $         40,055
                                                                        =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                       $          3,774    $          3,537
    Current portion of long-term debt                                             10,947               7,185
    Accounts payable                                                               2,206               1,286
    Accrued audit fees                                                               132                 300
    Accrued interest and financing costs                                           1,589               1,202
    Accrued employment expenses                                                    1,066               1,029
    Accrued expenses                                                                 464                 801
    Deferred revenue                                                               5,671               5,599
    Income taxes payable                                                             127                 127
                                                                        -----------------   -----------------
       Total current liabilities                                                  25,976              21,066

Debt due to stockholders, less current maturities                                  2,515               2,515
Convertible debentures, less current maturities                                        -               2,520
Contract Payable                                                                     285                   -
Deferred revenue                                                                   1,204               1,126
Accrued price protection                                                           1,736               1,736
Deferred rent                                                                        210                 206
                                                                        -----------------   -----------------
       Total liabilities                                                          31,926              29,169
                                                                        -----------------   -----------------

Stockholders' equity
   Preferred stock, $0.0001 par value; 5,000,000 shares authorized;                    -                   -
   Common stock, $.0001 par value; 250,000,000 shares authorized;
   60,043,297 and 59,842,047 shares issued and outstanding,
   respectively                                                                        6                   6
   Additional paid-in capital                                                     92,947              92,859
   Accumulated Deficit                                                           (84,675)            (81,979)
                                                                        -----------------   -----------------
       Total stockholders' equity                                                  8,278              10,886
                                                                        -----------------   -----------------
       Total liabilities and stockholders' equity                       $         40,204    $         40,055
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



                                       RETAIL PRO, INC. AND SUBSIDIARIES
                                   (Formerly known as Island Pacific, Inc.)
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share data)


                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                               -----------------------------    -----------------------------
                                                   2007            2006             2007             2006
                                               -------------    ------------    -------------    ------------
                                                        (UNAUDITED)                      (UNAUDITED)

Revenues:
    Product                                    $      6,523     $     5,567     $     11,884     $    10,623
    Services                                          1,163             707            1,956           1,601
                                               -------------    ------------    -------------    ------------
        Net sales                                     7,686           6,274           13,840          12,224

 Cost of revenues:
    Product                                           2,016           2,005            4,052           3,970
    Services                                            718             448            1,182             927
                                               -------------    ------------    -------------    ------------
        Cost of sales                                 2,734           2,453            5,234           4,897
                                               -------------    ------------    -------------    ------------

        Gross Profit                                  4,952           3,821            8,606           7,327

Expenses:
    Application development                           1,291             610            2,469           1,283
    Depreciation and amortization                        96             121              185             254
    Selling, general and administrative               2,992           2,842            6,214           5,579
                                               -------------    ------------    -------------    ------------
        Total expenses                                4,379           3,573            8,868           7,116
                                               -------------    ------------    -------------    ------------

Income (loss) from operations                           573             248             (262)            211

Other income (expense):
    Other income                                         (2)               6              (5)             11
    Interest expense                                   (777)           (398)          (1,195)           (779)
    Finance charges                                    (422)         (1,732)          (1,251)         (3,082)
    Loss on foreign exchange                             (3)             (2)              (7)             (4)
                                               -------------    ------------    -------------    ------------
        Other expenses                               (1,204)         (2,126)          (2,458)         (3,854)
                                               -------------    ------------    -------------    ------------

Loss before income taxes                               (631)         (1,878)          (2,720)         (3,643)

    Provision for income taxes (benefits)                 -               -                -               -
                                               -------------    ------------    -------------    ------------

Net loss available to common stockholders      $       (631)    $    (1,878)    $     (2,720)    $    (3,643)
                                               =============    ============    =============    ============

Basic and diluted loss per share:
    Net loss available to common stockholders  $      (0.01)    $     (0.03)    $      (0.05)    $     (0.05)
                                               =============    ============    =============    ============

Basic and diluted weighted-average common
shares outstanding                                   59,867          68,615           59,855          68,504


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

                                                                                         SIX MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                ----------------------------------
                                                                                     2007                2006
                                                                                ---------------    ---------------
                                                                                  (UNAUDITED)         (UNAUDITED)

Cash flows from operating activities:
  Net loss                                                                      $       (2,720)    $       (3,643)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                        1,858              1,928
    Amortization of debt discount                                                        1,243              1,730
    Provision for allowance for doubtful accounts, net of recoveries                        68                 65
    Stock-based compensation                                                                94                113
  Changes in assets and liabilities net of effects from acquisitions:
    Accounts receivable and other receivables                                            (318)                430
    Income tax liabilities                                                                                      -
    Inventories                                                                                                 -
    Prepaid expenses and other assets                                                  (1,029)                107
    Accounts payable and accrued expenses                                                  843                 26
    Deferred revenue                                                                       150               (152)
                                                                                ---------------    ---------------
Net cash provided by operating activities                                                  189                604
                                                                                ---------------    ---------------

Cash flows from investing activities:
  Purchases of furniture and equipment                                                    (129)               (98)
  Capitalized software development costs                                                (1,056)              (859)
                                                                                ---------------    ---------------
Net cash used for investing activities                                                  (1,185)              (957)
                                                                                ---------------    ---------------

Cash flows from financing activities:
  Proceeds from term notes and contracts                                                   759                750
  Proceeds from conversion of warrants to common stock                                       -                  4
  Payments on term notes                                                                  (237)              (550)
                                                                                ---------------    ---------------
Net cash provided by financing activities                                                  522                204
                                                                                ---------------    ---------------

Effect of exchange rate changes on cash                                                     24                (55)
                                                                                ---------------    ---------------

Net decrease in cash and cash equivalents                                                 (450)              (204)
Cash and cash equivalents, beginning of period                                             565                542
                                                                                ---------------    ---------------

Cash and cash equivalents, end of period                                        $          115     $          338
                                                                                ===============    ===============

Supplemental disclosure of cash flow information:
  Interest paid                                                                 $          808     $          740
  Income taxes paid                                                                          -                  -

Supplemental disclosure of non-cash investing and financing activities:
  Issued 200,000 shares of common stock and a warrant to purchase 200,000 shares of common stock related to the termination of a product
  distribution agreement                                                        $           20     $            -

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

                                                         5

                        RETAIL PRO, INC. AND SUBSIDIARIES
                    (Formerly known as Island Pacific, Inc.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended March 31, 2007.

The results of operations for the three and six months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN UNCERTAINTY

We incurred loss of $2.4 million for the six months ended September 30 2007, have a recent history of losses and have not been able to achieve profitability. The recent losses have generally been due to difficulties completing sales for new application software licenses, a change in sales mix toward lower margin services, and debt service expenses. We will need to generate additional revenue and reduce expenses to achieve profitability in future periods. In that regard, we are implementing a strategic plan to integrate our product lines and unify our processes and operations. This plan is a continuation of the Company's drive towards profitability.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 and March 31, 2007 consisted of the following (in thousands):

                                                                September 30,         March 31,
                                                                     2007               2007
                                                              -----------------   -----------------
     Computer and office equipment and purchased software     $           3,094   $           3,000
     Furniture and fixtures                                                 321                 308
     Leasehold improvements                                                 354                 332
                                                              -----------------   -----------------
                                                                          3,769               3,640
     Less accumulated depreciation and amortization                       3,440               3,333
                                                              -----------------   -----------------
     Total                                                    $             329   $             307
                                                              =================   =================

Depreciation expense for the three months ended September 30, 2007 and 2006 was $54,000 and $79,000, respectively. Depreciation expense for the six months ended September 30, 2007 and 2006 was $102,000 and $171,000, respectively.

NOTE 4 - GOODWILL AND OTHER INTANGIBLES

At September 30, 2007 and March 31, 2007, goodwill and other intangibles consist of the following (in thousands):

                                                September 30, 2007                         March 31, 2007
                                      ----------------------------------------   -----------------------------------------
                                          Gross                                     Gross
                                        carrying      Accumulated                  carrying      Accumulated
                                         amount       amortization      Net         amount       amortization      Net
                                      ------------  ---------------  ----------  ------------  ---------------  ----------
Goodwill                              $    28,993   $       (6,009)  $  22,984   $    28,993   $       (6,009)  $  22,984
                                      ------------  ---------------  ----------  ------------  ---------------  ----------

Other intangibles:
  Amortized intangible assets
    Software technology                    31,873          (21,935)      9,938        30,818          (20,267)     10,551
    Customer relationships                  1,836             (729)      1,107         1,836             (646)      1,190
Unamortized intangible trademark              833                -         833           833                -         833
                                      ------------  ---------------  ----------  ------------  ---------------  ----------
                                           34,542          (22,664)     11,878        33,487          (20,913)     12,574
                                      ------------  ---------------  ----------  ------------  ---------------  ----------
Total goodwill and other intangibles  $    63,535   $      (28,673)  $  34,862   $    62,480   $      (26,922)  $  35,558
                                      ============  ===============  ==========  ============  ===============  ==========

Software and customer relationships are amortized on a straight-line basis over their useful lives, seven and ten years, respectively. The goodwill and the trademark have indefinite useful lives and are not subject to amortization.

Amortization expense for the three months and for the six months ended September 30, 2007 and 2006 consists of the following (in thousands):

                                                         Six Months Ended        Three Months Ended
                                                           September 30,            September 30,
                                                      -----------------------   ---------------------
                                                         2007         2006        2007        2006
                                                      ----------   ----------   ---------   ---------
   Amortization of Capitalized Software Development   $    1,669   $    1,669   $     834   $     834
   Costs Included in Cost of Revenues
   Amortization of Other Intangible Assets                    83           83          42          42
                                                      ----------   ----------   ---------   ---------
                                                      $    1,752   $    1,752   $     876   $     876
                                                      ==========   ==========   =========   =========

NOTE 5 - DEFERRED ROYALTIES AND RELATED MAINTENANCE

On May 22, 2007, we entered a contract for $550,000 with Oracle USA, Inc. to buy out the royalties that would apply to the embedding of Oracle database software in upgrades to Version 9 of our Retail Pro(R) software from earlier versions. We also purchased a two-year support contract for $209,000.

The royalty buyout will be amortized as upgrades are delivered and the support contract will be amortized commencing with the General Release of Version 9 in January 2008.

NOTE 6 - CONVERTIBLE DEBENTURES AND TERM NOTES

CONVERTIBLE DEBENTURES

Convertible debentures at September 30, 2007 and March 31, 2007 consist of the following (in thousands):

                                                                    September 30,      March 31,
                                                                         2007            2007
                                                                   ---------------  ---------------
       9% convertible debentures, due May 2007                     $          913   $          913
       Convertible term note, bearing interest at the prime rate
         plus 2%, due July 2007, net of unamortized debt
         discount of $0 and $570, respectively                              6,787            6,218
       Convertible term notes, bearing interest at the prime
         rate plus 1%, due June 2008, net of unamortized debt
         discount of $953 and $1,626, respectively                          3,247            2,574
                                                                   ---------------  ---------------
                                                                           10,947            9,705
       Less: current maturities                                            10,947            7,185
                                                                   ---------------  ---------------
       Long-term portion of convertible notes                      $            -   $        2,520
                                                                   ===============  ===============

The holders of the 9% convertible debentures due May 2007 and the convertible term note due July 2007 have deferred collection of these notes pending the sale of the Retail Management Solutions business unit which closed on December 20, 2007. See Note 14.

TERM NOTES

Term Notes at September 30, 2007 and March 31, 2007 consist of the following (in thousands):

                                                                    September 30,      March 31,
                                                                         2007            2007
                                                                   ---------------  ---------------
       Current portion of royalty buyout contract (See Note 4)     $           474  $             -
       Note payable,  bearing interest at the prime rate plus 2%,
         due April 30, 2007                                                    675              675
       Note payable,  bearing interest at the prime rate plus 2%,
         due June 30, 2007                                                   2,625            2,625
       Non-interest bearing Note payable, due June 30, 2007                      -              237
                                                                   ---------------  ---------------
                                                                   $         3,774  $         3,537
                                                                   ===============  ===============

NOTE 7 - DEFERRED REVENUE

Deferred revenue as of September 30, 2007 and March 31, 2007 consists of the following (in thousands):

                                              September 30,      March 31,
                                                   2007            2007
                                             ---------------  ---------------

          Contracts in Process               $           278  $           236
          Prepaid Support Service                      5,990            5,861
          Customer Deposits                              607              628
                                             ---------------  ---------------
                                                       6,875            6,725
            Less: Current Portions                     5,671            5,599
                                             ---------------  ---------------
          Long-Term Deferred Revenue         $         1,204  $         1,126
                                             ===============  ===============

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

Share based compensation included in Selling, General and Administrative Expenses in the three months ended September 30, 2007 and 2006 was $38,200 and $60,200, respectively. Share based compensation included in Selling, General and Administrative Expenses in the six months ended September 30, 2007 and 2006 was $73,000 and $113,300, respectively.

NOTE 9 - EQUITY TRANSACTIONS

In the six months ended September 30, 2007, we had the following equity transaction:

      o On September 6, 2007 we issued 200,000 restricted shares of common stock and a warrant expiring on September 5, 2010 to purchase an additional 200,000 shares of common stock at $0.07 per share in settlement of a software distribution agreement. The shares and warrant were valued at fair values of $13,981 and $6,630 using a closed-form option pricing model.

NOTE 10 - LOSS PER SHARE

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Loss per share for the three and six months ended September 30, 2007 and 2006 is calculated as follows (in thousands):

                                           Three months ended               Six months ended
                                              September 30,                   September 30,
                                      ----------------------------    ----------------------------
                                          2007           2006             2007            2006
                                      -------------  -------------    -------------  -------------
Net loss available to common
stockholders                          $       (631)  $     (1,878)    $     (2,720)  $     (3,643)
                                      =============  =============    =============  =============

Basic and diluted weighted average
shares                                      59,867         68,615           59,855         68,504
                                      =============  =============    =============  =============

Basic and diluted loss per share      $      (0.01)  $      (0.03)    $      (0.05)  $      (0.05)
                                      =============  =============    =============  =============

The following potential common shares have been excluded from the computation of diluted net loss per share at September 30, 2007 and 2006, because the effect would have been anti-dilutive:

                                                                   September 30,      September 30,
                                                                       2007                2006
                                                                 -----------------  -----------------
  Outstanding options under our stock option plans                     12,496,592          8,902,118
  Outstanding options granted outside our stock option plans           30,130,295         23,776,377
  Warrants issued in conjunction with private placements                        -          1,600,000
  Warrants issued for services rendered                                 1,009,565            434,000
  Warrants issued in conjunction with convertible debentures           16,092,098         16,092,098
  Series A Convertible Preferred Stock                                          -         20,527,746
  Convertible debt                                                     59,501,075         59,501,075

                                                                 -----------------  -----------------
        Total                                                         119,229,625        130,833,414
                                                                 =================  =================

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

We have structured our operations into three strategic business units that are separate reporting structures. The business units are retail management solutions, store solutions and multi-channel retail solutions. Our operations are conducted principally in the United States and the United Kingdom. In addition, we manage long-lived assets by geographic region. The business units are as follows:

      o RETAIL MANAGEMENT SOLUTIONS ("RETAIL MANAGEMENT") - Offers a suite of applications, which builds on our long history in retail software design and development. We provide our customers with extremely reliable, widely deployed, comprehensive and fully integrated retail management solutions. Retail Management Solutions includes merchandise management that optimizes workflow and provides the highest level of data integrity. This module supports all operational areas of the supply chain including planning, open-to-buy purchase order management, forecasting, warehouse and store receiving distribution, transfers, price management, performance analysis and physical inventory. In addition, Retail

            Management Solutions includes a comprehensive set of tools for analysis and planning, replenishment and forecasting, event and promotion management, warehouse, ticketing, financials and sales audit. We disposed of this business unit on December 20, 2007. See
            Note 14.

      o STORE SOLUTIONS - Through our acquisition of Retail Technology, Inc. ("RTI"), we focused our Store Solutions offerings on "Retail Pro(R)," which provides a total solution for small to mid-tier retailers worldwide. Retail Pro(R) is currently used by approximately 10,000 businesses in over 45,000 stores in 73 countries. The product is translated into eighteen languages making it one of the few quality choices for the global retailer. At its core, Retail Pro(R) is a high performance, 32-bit Windows application offering point-of-sale, inventory control and customer relations management. Running on WindowsNT, Windows2000, Windows XP Professional and Windows.Net platforms, Retail Pro(R) combines a fully user-definable graphical interface with support for a variety of input devices (from keyboard to touch screen). Its Retail Business Analytics module includes an embedded Oracle(R) 9i database. Retail Pro(R) is fast and easy to implement. The software has been developed to be very flexible and adaptable to the way a retailer runs its business.

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

A summary of the net sales and operating income (loss), excluding depreciation and amortization expense, and identifiable assets attributable to each of these business units from continuing operations are as follows (in thousands):

                                                                      Three Months Ended              Six Months Ended
                                                                         September 30,                  September 30,
                                                                 -----------------------------------------------------------
                                                                      2007           2006           2007            2006
                                                                 -------------- -------------- -------------- --------------
   Net sales from continuing operations:
       Retail Management                                         $       3,961  $       2,272  $       6,808  $       4,985
       Store Solutions                                                   3,300          3,501          6,161          6,235
       Multi-channel Retail                                                425            501            871          1,004
                                                                 -------------- --------------------------------------------
           Consolidated net sales                                $       7,686  $       6,274  $      13,840  $      12,224
                                                                 ============== ============================================

   Operating income (loss):
       Retail Management                                         $       1,630  $         239  $       2,270  $         859
       Store Solutions                                                     112          1,131           (297)         1,648
       Multi-channel Retail                                               (136)           (81)          (253)          (109)
       Other (see below)                                                (1,033)        (1,041)        (1,982)        (2,187)
                                                                 -------------- --------------------------------------------
           Consolidated operating income (loss)                  $         573  $         248  $        (262) $         211
                                                                 ============== ============================================

   Other operating loss:
       Depreciation                                              $         (95) $        (121) $        (185) $        (254)
       Administrative costs and other non-allocated expenses              (938)          (920)        (1,797)        (1,933)
                                                                 -------------- --------------------------------------------
           Consolidated other operating loss                     $      (1,033) $      (1,041) $      (1,982) $      (2,187)
                                                                 ============== ============================================

                                               September 30,       MARCH 31,
                                                    2007             2007
                                              ---------------  ---------------

 Identifiable assets:
     Retail Management                        $       14,770   $       16,519
     Store Solutions                                  21,563           19,524
     Multi-channel Retail                              3,798            3,962
                                              ---------------  ---------------
         Consolidated identifiable assets     $       40,131   $       40,005
                                              ===============  ===============

 Goodwill, Net of amortization
     Retail Management                        $        9,474   $        9,474
     Store Solutions                                  10,488           10,488
     Multi-channel Retail                              3,022            3,022
                                              ---------------  ---------------
         Consolidated goodwill                $       22,984   $       22,984
                                              ===============  ===============

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

We currently operate in the United States and the United Kingdom. The following is a summary of local operations by geographic area (in thousands):

                                       Three Months Ended              Six Months Ended
                                          September 30,                  September 30,
                                  -----------------------------------------------------------
                                       2007           2006           2007           2006
                                  -------------- -------------- -------------- --------------
   Net Sales:
       United States              $       5,501  $       3,942  $       9,487  $       8,215
       United Kingdom                     1,081            722          2,100          1,601
       All Other International            1,104          1,610          2,253          2,408
                                  -------------- -------------- -------------- --------------

           Total net sales        $       7,686  $       6,274  $      13,840  $      12,224
                                  ============== ============== ============== ==============

                                       September 30, 2007     March 31, 2007
                                      --------------------  --------------------

   Long-lived assets:
       United States                   $           36,263    $           36,175
       United Kingdom                                   -                     5
       All Other International                          -                     -
                                      --------------------  --------------------

           Total long-lived assets     $           36,263    $           36,180
                                      ====================  ====================

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On November 22, 2002, we and Sabica Ventures, Inc. ("Sabica") our wholly-owned subsidiary, were sued in a matter entitled Stemley vs. Shea Homes, Inc. et. al. in San Diego Superior Court Case No. GIC 787680, as Pacific Cabinets. The case dealt with alleged construction defects. Pacific Cabinets was dismissed from the litigation for a waiver of fees and costs and the entire action was dismissed November 3, 2006 and is no longer active.

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

Since November 2005, certain of our Retail Pro(R) software customers have been contacted by Acacia Technologies Group ("Acacia") regarding alleged infringement of U.S. Patent 4,707,592 (the "`592 Patent") and have requested indemnification for any infringement claim regarding the `592 Patent which expired in October 2005. We retained patent counsel and, based on his advice, have notified the customers in question that it is our position that there is no merit to any potential claim that Retail Pro(R) software infringes the `592 Patent. In direct discussions between our counsel and Acacia, we believe no information was provided indicating that Retail Pro(R) software infringes the`592 Patent. Acacia had alleged infringement against a number of retailers including a small number of Retail Pro(R) software users. We are not named in the lawsuit and, although some customers have indicated that they may seek indemnification, no actual lawsuits have been filed against us, and we do not believe any indemnification or defense obligation exists at this time.

On May 25, 2005, the United States Securities and Exchange Commission ("SEC") notified us that it had begun an informal inquiry relating to the Company. We cooperated with the SEC's informal inquiry. On July 20, 2005, the SEC informed us that it had issued a formal order of investigation in this matter. In connection with the investigation, the SEC is seeking information regarding our, and our subsidiaries', financial condition, results of operations, business, accounting policies and procedures, internal controls, issuances of common stock and stock options, sales of common stock and option exercises by insiders, employees and consultants as well as our internal revenue recognition investigation relating to the timing of revenue recognition for certain transactions during the fiscal years ended March 31, 2003, 2004 and 2005. The scope, focus and subject matter of the SEC investigation may change from time to time and we may be unaware of matters under consideration by the SEC. We are cooperating with the SEC in its investigation.

On January 10, 2008, the Company received a "Wells Letter" from the staff of the SEC. The Company has been informed that its Chief Executive Officer, Mr. Barry Schechter, also received a Wells Letter. The Wells Letters stated the staff of the SEC is considering recommending the SEC bring civil injunctive actions against the Company and Mr. Schechter for alleged violations of the federal securities laws. Under the process established by the SEC, the recipients have an opportunity to respond before any action is brought against them. Discussions are ongoing between the staff and the recipients' counsel with respect to the alleged violations and possible resolution of the matter. There is no assurance that a resolution can be reached, or that the ultimate impact will not be material.

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

NOTE 13 - RELATED-PARTY TRANSACTIONS

In connection with the Page Digital acquisition, we assumed a three-party lease agreement for our Colorado offices between CAH Investments, LLC ("CAH"), wholly-owned by the spouse of one of our former executive officers, Larry Page, and Southfield Crestone, LLC, whereby Page Digital agreed to lease offices for ten years expiring on December 31, 2011. CAH and Southfield Crestone LLC are equal owners of the leased property. Rent expense related to this lease is $21,300 and $59,500 for the three months ended September 30, 2007 and 2006, respectively, and $42,600 and $44,000 for the six months ended September 30, 2007 and 2006, respectively. A security deposit of $170,000 relating to this lease is included in other long-term assets at September 30, 2007 and March 31, 2007.

NOTE 14 - SUBSEQUENT EVENTS

Asset Sale

On December 20, 2007, Island Pacific, Inc. (the "Company") and 3Q Holdings Limited ("3Q Holdings") consummated an Asset Purchase Agreement (the "Asset Purchase Agreement") under which 3Q Holdings purchased from the Company the assets of the Company used in connection with the Company's Retail Management Solutions business unit and the "Island Pacific" name and related trademarks, service marks, trade names and all goodwill associated with the name "Island Pacific" (collectively, the "Purchased Assets").

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

The pro forma effect of the transaction on our financial position and results of operations for the six months ended September 30, 2007 is presented in the following table:

                                                                            Pro forma Effect    Pro forma Result
                                                          As Reported       of Proposed Sale    of Proposed Sale
                                                       ------------------  ------------------  ------------------
   At September 30, 2007
   ---------------------
       Current Assets                                     $        3,941      $       15,030      $       18,971
       Property and Equipment, Net                                   329                 (83)                246
       Goodwill                                                   22,984              (9,474)             13,510
       Other Intangible Assets                                    11,878              (4,116)              7,762
       Other Assets                                                1,072                 (80)                992
                                                       ------------------- ------------------- -------------------
           Total Assets                                   $       40,204      $        1,277      $       41,481
                                                       ------------------- ------------------- -------------------

       Current Liabilities                                $       25,976                  --      $       25,976
       Long Term Liabilities                                       5,950                  --               5,950
                                                       ------------------- ------------------- -------------------
           Total Liabilities                                      31,926                  --              31,926
                                                       ------------------- ------------------- -------------------

           Stockholders' Equity                           $        8,278      $        1,277      $        9,555
                                                       ------------------- ------------------- -------------------

   For the Six Months Ended September 30, 2007
   -------------------------------------------
       Net Sales                                          $       13,840      $        6,808      $        7,032
       Gross Profit                                                8,606               3,657               4,949
       Income (Loss) from Operations                                (262)              2,232              (2,494)
           Net Loss                                               (2,364)              2,231              (4,595)
           Basic and diluted EPS                          $        (0.04)     $         0.04      $        (0.08)

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

The Note is due on February 29, 2009 and bears interest at the "prime rate" plus 2%, provided that in no event shall the Contract Rate (as defined in the Note) be less than 9.5%. The Company may prepay the Note at any time, in whole or in part, without penalty or premium. The Note provides for mandatory prepayment as the Company's receives payment(s) pursuant to that certain Vendor Loan Agreement dated as of December 21, 2007 by and among the Company, 3Q Holdings Limited, Island Pacific (UK) Limited and Applied Retail Solutions, Inc. (the "Purchasers") which, among other things, sets forth the certain agreements relating to the Company's financing of $3,000,000 of the purchase price for assets of the Company sold to 3Q Holdings Limited.

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

The Omnibus Amendment and Waiver also provided an acknowledgement that the company had caused occurrences of default with three notes and accordingly acknowledged default payments in the amount of $755,626 and $355,586 of the late penalty payment was recognized as of September 30, 2007.


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

In recent periods, our revenues have stabilized and we are developing and implementing plans for achieving profitability. Improvement in our operations has been derived from:

      o     Appointment of a new management team;
      o Headcount reduction, office space downsize, and reduction of other operating expenses;
      o New focus on R & D for core products and termination of unprofitable partner ventures;
      o     Introduction of new products to the market;
      o Opening of a Europe, Middle East and Africa division through our UK office to better serve the business partners in these regions marketing Retail Pro(R);
      o Opening an Asia Pacific office in Sydney, Australia and Beijing China to serve the Greater Chinese Geography, and develop a dedicated team to better serve Latin America.

We believe that these actions will position us to achieve revenue growth and profitability.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES

Product revenues increased by $1.0 million due principally to the sale of a license by our Retail Management division to a new customer whose operations were spun off from an existing customer. Professional Services revenues increased by $0.4 million arising from increased activity in implementation of a long-term contract by our Retail Management division.

License revenues of our Store Solutions division decreased by $0.8 million in anticipation of the release of Version 9 of our Retail Pro(R) software. The decrease was offset by increases in sales of professional services, payment processing services and technical support.

These changes in Product and Services revenues resulted in a net revenue increase of $1.4 million.

The three months ended September 30, 2007 continues the trend of the fiscal year ended March 31, 2007. The slowdown in the U.S. and world economies caused the retail industry to be more cautious with its investment in information systems which resulted in a lack of growth in sales and in extended sales cycles. In addition, our financial condition may have interfered with our ability to sell new large enterprise application software licenses, as implementation of large enterprise applications generally requires extensive future services and support, and some potential customers have expressed concern about our financial ability to provide these ongoing services. The effect of these conditions has carried over to the current quarter.

COST OF REVENUES/GROSS PROFIT

The rate of increase in the cost of revenues conforms to the increase in revenue arising from high margin license sales, payment processing, and support sales. Total gross profit increased $1.1 million, resulting from higher margin revenue increases.

APPLICATION DEVELOPMENT EXPENSE

Application development expense increased by $0.7 million, or 112%, to $1.3 million in the three months ended September 30, 2007. This increase results from our continued effort to upgrade our existing software line while we continue to develop new software technologies.

DEPRECIATION AND AMORTIZATION

The decrease in depreciation and amortization of $0.03 million is primarily due to certain assets becoming fully depreciated and not replaced.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses increased by $0.15 million, to $3.0 million in the three months ended September 30, 2007. We do not consider this to be a significant increase.

OPERATING INCOME

Operating income, which included depreciation and amortization expense, increased by $0.3 million, due primarily to the increase in Gross Profit which was partially absorbed by the increase in Application development and SG&A expenses.

INTEREST EXPENSE

Interest expense increased by $0.4 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, as a result of approximately $0.4 million of default interest on the Laurus Notes.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SIX MONTHS ENDED SEPTEMBER, 30, 2006

REVENUES

In comparing the six months ended September 30, 2007 to the six months ended September 30, 2006, the increase in product revenue from the sale of the new license by the Retail Management division is offset by a similar decrease in sales of new licenses by the Store Solutions division in anticipation of the release of Version 9 of the Retail Pro(R) software. Consequently, the increase in product revenue arises principally from increases in sales of support services ($0.6 million) and payment processing services ($0.4 million). Service revenues increased by $0.035 million in the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due primarily to the increased activity in implementation of a long-term contract by our Retail Management division.

Revenues from existing customers are increasing, however new customer sales have been hindered by market factors and the delay in releasing Version 9 of the Retail Pro(R) software. The slowdown in the U.S. and world economies combined with the fear of future terrorist attacks and the ongoing hostilities in the world caused the retail industry to be more cautious with their investment in information systems and to deliberately evaluate solutions, which resulted in decreases in sales and in extended sales cycles. In addition, our financial condition may have interfered with our ability to sell new application software licenses, as implementation of our applications generally requires extensive future services and support, and some potential customers have expressed concern about our financial ability to provide these ongoing services. The effect of these conditions has carried over to the current quarter.

COST OF REVENUES/GROSS PROFIT

The negligible increase in cost of revenues in the six months ended September 30, 2007, compared to the six months ended September 30, 2006 ($0.3 million) is attributable to increased sales of high-margin products during the comparative periods. Consequently, total Gross profit increased by $1.3 million, (17%) to $8.6 million in the six months ended September 30, 2007.

APPLICATION DEVELOPMENT EXPENSE

Application development expense decreased by $1.2 million, (92.3%) to $2.5 million in the six months ended September 30, 2007 compared to the six months ended September 30, 2006. This increase results from our continued effort to upgrade our existing software line while we continue to develop new software technologies.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased $0.07 million, due to certain assets becoming fully depreciated and not replaced.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses increased $0.6 million, (11%) to $6.2 million in the six months ended September 30, 2007, compared to the six months ended September 30, 2006 primarily due to increases in professional and marketing personnel to expedite the beta testing of Version 9 of the Retail Pro(R) software and prepare for an aggressive marketing effort when the product is ready for general release. We anticipate that SG&A as a percentage of sales will continue to increase in the future until we release Retail Pro(R) Version 9.

OPERATING LOSS

Due to increases in application development expenses in excess of the increase in gross profit, we incurred an operating loss of $0.3 million in the six months ended September 30, 2007 compared to an operating income of $0.2 million in the six months ended September 30, 2006.

INTEREST EXPENSE

Interest expense increased $0.4 million in the six months ended September 30, 2007 compared to the six months ended September 30, 2006, as a result of approximately $0.4 million of default interest on the Laurus Notes..

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the six months ended September 30, 2007, we financed our operations using cash on hand, cash provided by operations, and proceeds from the sale of short-term notes. At September 30, 2007 and March 31, 2007, we had cash of $0.1 million and $0.6 million, respectively.

Operating activities provided cash of $0.2 million in the six months ended September 30, 2007 and cash of $0.6 million in the six months ended September 30, 2006. Cash provided by operating activities in the six months ended September 30, 2007 results from $2.7 million net loss which includes non-cash depreciation and amortization of $1.9 million, amortization of debt discount of $1.2 million, and stock based compensation of $0.1 million, offset by increases in accrued interest and financing costs, accounts receivable and other assets of $0.5 million. Similarly, in the six months ended September 30, 2006, the net loss of $3.6 million included non-cash depreciation and amortization of $1.9 million and amortization of debt discount of $1.7 million. The cash flow provided by operations arose from decreases in accounts receivable and other assets.

Investing activities used cash of $1.2 million in the six months ended September 30, 2007 and used cash of $1.0 million in the six months ended September 30, 2006. Cash used for investing activities in the six months ended September 30, 2007 and 2006 resulted primarily from $1.1 million and $0.9 million of capitalized software development costs, respectively.

Financing activities provided cash of $0.5 million and $0.2 million in the six months ended September 30, 2007 and 2006, respectively. Cash provided by financing activities in the six months ended September 30, 2007 resulted primarily from the proceeds of an $0.8 million software purchase contract, offset by $0.2 million payment on term notes. Cash provided by financing activities in the six months ended September 30, 2006 resulted primarily from the proceeds of an $0.8 million term note, offset by $0.6 million payment on term notes.

We believe that our cash, cash equivalents and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. Our future capital requirements depend on many factors, including our application development, sales and marketing activities. In addition, we have incurred losses for the last three fiscal years and we had a negative working capital at September 30, 2007. In the next twelve months, additional capital will be raised through the sale of our Retail Management Solutions business unit (see Note 13 to the accompanying financial statements). In the long-term, we anticipate that cash from operations will be sufficient to provide liquidity for our normal operating requirements. However, our growth may depend on additional financing, and we do not know whether additional financing will be available when needed, or available on terms acceptable to us. We may raise capital through public or private equity or debt financings. If we are unable to raise the needed funds, we may be forced to curtail some or all of our activities and we may not be able to grow.

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

The outstanding balance of Midsummer Debenture, including accrued interest, is $0.9 million at September 30, 2007.

TOMCZAK/BOONE

In connection with the RTI acquisition in June 2004, we issued promissory notes to RTI's two principals, Michael Tomczak and Jeffrey Boone, totaling $2.6 million ("Officers Notes"). The Officers Notes were due on June 1, 2006 and payable in monthly installments in aggregate of $20,000 from June 1, 2004 through May 1, 2005, increasing to $0.2 million from June 1, 2005. The Officers Notes earn interest at a rate of 6.5% per annum. The balance of the Officers Notes is $2.5 million at September 30, 2007.

On April 18, 2005, in conjunction with the issuance of a secured term note to Multi-Channel Holdings, Inc., pursuant to a Subordinated Seller Note Subordination Agreement ("Subordination Agreement"), the Officers Notes were subordinated to the debts owed by us to Multi-Channel Holdings, Inc. and Laurus ("Senior Debts"), prohibiting any payment of principal or interest on the Officers Notes until the Senior Debts have been paid in full.

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

The balance of the Laurus 2004 Convertible Note, including accrued interest, is $6.8 million at September 30, 2007.

On February 29, 2008, the Company entered into an Omnibus Amendment and Waiver of the Laurus Note extending the maturity date to January 31, 2011 and amending the fixed conversion price applicable to the note to $0.08 for the first $688,955 converted, $0.12 for the next $688,955 converted and $0.15 the for balance converted. The Company acknowledged a late payment penalty based upon the occurrence of defaults totaling $755,626 and $355,586 of the late penalty payment was recognized as of September 30, 2007.

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

The balance of the June 2005 Convertible Notes, including accrued interest, is $4.2 million at September 30, 2007.

On February 29, 2008, the Company entered into an Omnibus Amendment and Waiver of the Laurus Note extending the maturity date to January 31, 2011 and amending the fixed conversion price applicable to the note to $0.08 for the first $688,955 converted, $0.12 for the next $688,955 converted and $0.15 the for balance converted. The Company acknowledged a late payment penalty based upon the occurrence of defaults totaling $755,626 and $355,586 of the late penalty payment was recognized as of September 30, 2007.

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

The balance of the November 2005 Term Notes, including accrued interest, is $3.3 million at September 30, 2007.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations, including purchase commitments at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                          Payment due by period
                                                      ----------------------------

                                                      Less than 1
   Contractual Cash Obligations           Total           year        1-3 years      3-5 years      Thereafter
   ----------------------------------- -------------  -------------  -------------  -------------  ------------
                                                            (in thousands)
   Long-term debt obligations           $    10,947    $    10,947    $         -    $         -    $        -
   Operating leases                           6,571          1,655          3,297          1,619             -

   Purchase obligations                       5,101          5,101              -              -             -
                                       -------------  -------------  -------------  -------------  ------------

        Total contractual cash
          obligations                   $    22,619    $    17,703    $     3,297    $     1,619    $        -
                                       =============  =============  =============  =============  ============

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

There are several accounting policies that are critical to understanding our historical performance. These policies affect the reported amounts of revenue and other significant areas in our reported financial statements and involve management's judgments and estimates. These critical accounting policies include the following:

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

            We recognize software license revenue, including third party license revenues or partner products, from sales to end users or resellers upon the occurrence of all of the following events:

                  a) execution of agreements, contracts, purchase orders, or other arrangements, generally signed by both parties (except in customer specific or procedural instances in which we have a customary business practice of accepting orders without signed agreements);
                  b)    delivery of the software;
                  c)    establishment of a fixed or determinable license fee;
                  d) reasonable assurance of the collectibility of the proceeds; and
                  e) determination that vendor specific objective evidence ("VSOE") of fair value exists for any undelivered elements of the arrangement.

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

      o REGISTRATION RIGHTS AGREEMENTS. We classify the liquidated damages clause contained in the Registration Rights Agreements entered concurrently with the various long-term debt instruments pursuant to Emerging Issues Task Force Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19" ("EITF 05-4") as a separate financial instrument. Following the guidance of FASB Staff Position No. EITF 00-19-2, we recognize the contingent obligation to make future payments under the Registration Rights Agreements in accordance with SFAS No. 5, "Accounting for Contingencies".

      o STOCK-BASED COMPENSATION. Effective April 1, 2005, we commenced accounting for stock-based compensation in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment", issued in December 2004 as a revision of SFAS No. 123 and requiring that the cost resulting from share based payments be recognized n the financial statements using a fair value measurement. The share-based payments arise from the grant of stock options from one of the plans described in Note 12 and compensation is recorded using a closed-form option-pricing model which assumes that the option exercises occur at the end of the contractual term and that the expected volatility, expected dividends, and risk-free interest rates are constant over the option's term.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) revises SFAS No. 141, "Business Combinations" to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects by recognizing and measuring the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and determining the information to be disclosed. The provisions of this Statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

INTEREST RATE RISK

At September 30, 2007, we have $6.8 million of outstanding debt under the Laurus 2004 Convertible Note issued July 12, 2004 bearing interest at the prime rate plus 2%. At September 30, 2007, the applicable interest rate, based on the prime rate, is 9.75%.

At September 30, 2007, we have $4.2 million outstanding under the June 2005 Convertible Notes issued June 15, 2005 bearing interest at the prime rate plus 1%. At September 30, 2007, the applicable interest rate, based on the prime rate, is 8.75%.

At September 30, 2007, we have $3.3 million outstanding under term notes to Laurus and Midsummer bearing interest at the prime rate plus 2% (effective rate at September 30, 2007 - 9.75%).

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe. Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rate. These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings. We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency. Approximately 13% of our total revenues were denominated in currencies other than the U.S. dollar for each of the six months ended September 30, 2007 and 2006, respectively.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no new reportable events and no material developments in the status of any legal proceedings. See Note 12 to the accompanying financial statements.

ITEM 1A. RISK FACTORS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN OUR FORM 10-K FOR THE YEAR ENDED MARCH 31, 2007 AND FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THOSE DESCRIBED BELOW, RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS COULD BE HARMED. THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT. SEE THE NOTE REGARDING FORWARD-LOOKING STATEMENTS INCLUDED AT THE BEGINNING OF
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THIS FORM 10-Q.

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

WE HAD NEGATIVE WORKING CAPITAL AT SEPTEMBER 30, 2007 AND IN THE PRIOR FISCAL YEAR, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

At September 30, 2007 and March 31, 2007, we had negative working capital of $21.7 million and $17.1 million, respectively. We have had difficulty meeting operating expenses, including interest payments on debt, lease payments and supplier obligations. We have at times deferred payroll for our executive officers, and borrowed from related parties to meet payroll obligations. We have extended payment terms with our trade creditors wherever possible.

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

Goodwill, capitalized software, and other intangible assets represent approximately 90% of our total assets as of September 30, 2007. We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline. Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities. These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses. Approximately 72%, 24% and 4% of our revenues were in the Americas, Europe and Asia, respectively, in the three months ended September 30, 2007. Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars. When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results. We do not hedge against foreign currency exchange rate risks.

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

On January 10, 2008, the Company received a "Wells Letter" from the staff of the SEC. The Company has been informed that its Chief Executive Officer, Mr. Barry Schechter, also received a Wells Letter. The Wells Letters stated the staff of the SEC is considering recommending the SEC bring civil injunctive actions against the Company and Mr. Schechter for alleged violations of the federal securities laws. Under the process established by the SEC, the recipients have an opportunity to respond before any action is brought against them. Discussions are ongoing between the staff and the recipients' counsel with respect to the alleged violations and possible resolution of the matter. There is no assurance that a resolution can be reached, or that the ultimate impact will not be material.

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

LAURUS MASTER FUND, LTD'S POTENTIAL INFLUENCE ON US COULD MAKE IT DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, WHICH COULD DEPRESS OUR STOCK PRICE.

Laurus' potential effective voting control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business or our stockholders. As a result, Laurus' potential effective control could reduce the price that investors may be willing to pay in the future for shares of our stock, or could prevent any party from attempting to acquire us at any price.

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

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future have exercise prices at below the market price of our stock. We have outstanding options and warrants for 59,728,550 shares at September 30, 2007. Of these options and warrants, 24,080,737 shares have exercise prices above the September 30, 2007 market price of $0.09 per share, and 35,647,813 shares have exercise prices at or below that market price. If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

Our existing stock option plans have approximately 3,391,782 shares available for issuance as of September 30, 2007. Future options issued under the plan may have further dilutive effects.

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

      o     BUSINESS RISKS FACED BY RTI COULD DISADVANTAGE OUR BUSINESS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, we issued the following unregistered securities.

      o September 6, 2007 - 200,000 restricted shares of our common stock and a warrant to purchase an additional 200,000 shares of our common stock related to the termination of a product distribution agreement.

The foregoing securities were offered and sold without registration under the Securities Act to sophisticated investors who had access to all information, which would have been in a registration statement, in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder, and an appropriate legend was placed on the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three months ended September 30, 2007, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2007, no matters were submitted to a vote of security holders.

ITEM 5. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K during the three months ended September 30, 2007.

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

            On October 17, 2007, we filed a Form 8-K dated October 15, 2007, disclosing as Item 2.02 the Company's preliminary financial results for the fiscal years ended March 31, 2005, 2006, and 2007, and disclosing as Item 7.01the final negotiations to sell our Island Pacific Merchandising Solutions Division for $16.0 million

            On November 5, 2007, we filed a Form 8-K dated November 1, 2007, disclosing as Item 1.01 the entry into a material definitive agreement to sell the Island Pacific Merchandising Solutions Division and the "Island Pacific" name, related trademarks, service marks, trade names, and all goodwill for $16.0 million to 3Q Holdings Limited and its affiliates, subject to certain working capital adjustments at the time the transaction closed.

            On December 4, 2007, we filed a Form 8-K dated December 3, 2007, disclosing as Items 1.01 and 5.02(b) the resignation of the Company's Chief Operating Officer and Vice President of Business Development and entry into a material definitive agreement of severance to continue the departing officer's current compensation for a period of six months, and payment of $3,000 per month for six-months thereafter, inclusive of benefits.

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

            On January 4, 2008, we filed a Form 8-K dated January 4, 2008, disclosing as Item 5.03 the December 28, 2007, amendment of the Company's Amended and Restated Certificate of Incorporation (the "Certificate") to change its name to Retail Pro, Inc. through a merger transaction with the Company's wholly owned subsidiary, Retail Pro, Inc. The subsidiary was merged with and into the Company, with the Company surviving the merger and changing its name to Retail Pro, Inc. In connection with changing its name, the Company announced it had also requested a new trading symbol.

            On January 30, 2008, we filed a Form 8-K dated January 24, 2008, disclosing as Item 5.02 (b) and (c) the resignation of Philip Bolles as the Company's interim Chief Financial Officer effective January 24, 2008, and the appointment of Kevin Ralphs as the Company's interim Chief Financial Officer effective January 24, 2008. The Company also announced as Item 8.01 the receipt by the Company and its Chief Executive Officer of a Wells letter from the staff of the Securities and Exchange Commission and the change of the Company's trading symbol to RTPR effective as of the open of the market on January 29, 2008.

            On March 10, 2008, we filed a Form 8-K dated March 3, 2008, as Items 1.01, 2.03, 3.02 and 9.01, the entry into a material definitive agreement with Valens Offshore SPVII, Corp. c/o Laurus Master Fund, Ltd. ("Laurus") for the sale of: (a) a Secured Term Note (the "Note") in the principal amount of Two Million Five Hundred Thousand Dollars ($2,500,000) due February 29, 2009, with certain prepayment rights and bearing interest at the "prime rate" plus 2%, provided that in no event shall the Contract Rate (as defined in the Note) be less than 9.5%; and (b) a warrant to acquire an aggregate of 15,000,000 shares of the Company's common stock for One Cent ($0.01) per share (the "Warrants"), which Warrants are immediately exercisable and have ten (10) year terms. The Note and theWarrants were issued without registration pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation-D promulgated thereunder. In connection with the sale of the Note and the Warrants, the Company entered into an Omnibus Amendment and Waiver with Laurus pursuant to which: (a) the principal balance of the Amended and Restated Secured Convertible Term Note issued to Laurus on July 12, 2004 (the "July 2004 Note") was acknowledged to be an aggregate outstanding principal amount of $2,066,866.48; (b) the definition of Maturity date set forth in the July 2004 Term Note was amended and extended to January 31, 2011;
            (c) the "fixed conversion price" under the July 2004 Note was reset to $0.08 per share for the first $688,955 converted thereunder, and $2.00 thereafter; (d) the principal balance of the Secured Term Convertible Note issued to Laurus on June 15, 2005 (the "June 2005 Note") was acknowledged to be an aggregate outstanding principal amount of $3,200,000; (e) the definition of Maturity date set forth in the June 2005 Term Note was amended and extended to January 31, 2011; and (f) the "fixed conversion price" under the June 2005 Note was reset to $0.08 per share for the first $1,066,666 converted thereunder, and $2.00 thereafter.

            On March 11, 2008, we filed a Form 8-K dated March 6, 2008, disclosing as Item 5.02(b) and (c) the resignation of Kevin Ralphs as the Company's interim Chief Financial Officer effective March 6, 2008, and the appointment of Alfred F. Riedler as the Company's Vice President Finance and Principal Financial Officer. The Company also announced as Item 8.01 the relocation of its finance department.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Retail Pro, Inc.
                                      Registrant

                                      /s/ Alfred F. Riedler
                                      -----------------------------------------
Date: March 25, 2008                  Principal Financial and Accounting Officer
                                      Signing on behalf of the registrant