Form 10-Q
period 2007-12-31
Retail Pro, Inc.
filed 2008-05-30
CIK 866535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to ______________________________

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

Common stock, $0.0001 Par Value – 61,340,195 shares as of May 29, 2008.

ITEM 1. FINANCIAL STATEMENTS

RETAIL PRO, INC. AND SUBSIDIARIES
(Formerly known as Island Pacific, Inc.)
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	March 31,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,659	$565
Accounts receivable, net of allowance for doubtful accounts of $449 and $386, respectively	2,718	2,913
Other receivables	98	136
Note receivable	3,000	-
Prepaid expenses and other current assets	399	261
Total current assets	8,874	3,875

Property and equipment, net	303	307
Goodwill, net	13,511	22,984
Other intangible assets, net	8.197	12,574
Deferred royalties and related maintenance inter-co’s	1,168	-
Other assets	411	315
Total assets	$32,464	$40,055

Liabilities and stockholders' equity
Current liabilities:
Notes payable	$675	$3,537
Current portion of long-term debt	6,562	7,185
Accounts payable	3,230	1,286
Accrued audit fees	69	300
Accrued interest and financing costs	685	1,202
Accrued employment expenses	1,251	1,029
Accrued accounts payable	2,302	801
Other Accrued expenses	1,758	-
Deferred revenue	3,452	5,599
Income taxes payable	127	127
Total current liabilities	20,111	21,066

Debt due to stockholders, less current maturities	2,515	2,515
Convertible debentures, less current maturities	-	2,520
Deferred revenue	1,498	1,126
Accrued price protection	1,737	1,736
Deferred rent	212	206
Total liabilities	26,073	29,169

Stockholders' equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized; 60,043,297 and 59,842,047 shares issued and outstanding, respectively	6	6
Additional paid-in capital	92,963	92,859
Accumulated Deficit	(86,578)	(81,979)
Total stockholders' equity	6,391	10,886
Total liabilities and stockholders' equity	$32,464	$40,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETAIL PRO, INC. AND SUBSIDIARIES
(Formerly known as Island Pacific, Inc.)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Revenues:
Product	$3,043	$3,102	$9,290	$9,650
Services	438	358	1,223	1,049
Net sales	3,481	3,460	10,513	10,699

Cost of revenues:
Product	927	946	2,617	2,672
Services	285	203	677	643
Cost of sales	1,212	1,149	3,294	3,315

Gross Profit	2,269	2,311	7,219	7,384

Expenses:
Application development	839	647	2,660	1,550
Depreciation and amortization	79	83	225	251
Selling, general and administrative	3,789	2,551	9,260	7,114
Total expenses	4,707	3,281	12,145	8,915

Loss from operations	(2,438)	(970)	(4,926)	(1,531)

Other income (expense):
Other expense	(1)	(15)	(6)	27
Interest expense	(808)	(414)	(2,003)	(1,193)
Finance charges	(342)	(1,990)	(1,593)	(5,072)
Loss on foreign exchange	(10)	(2)	(16)	(2)
Other expenses	(1,161)	(2,421)	(3,618)	(6,240)

Loss from continuing operations before income taxes	(3,599)	(3,391)	(8,544)	(7,771)

Provision for income taxes (benefits)	-	-	-	-

Loss from continuing operations	(3,599)	(3,391)	(8,544)	(7,771)

Income (loss) from discontinued operations net of taxes	(90)	1,535	2,152	2,191

Gain from the sale of discontinued operations	1,792	-	1,792	-

Net loss available to common stockholders	$(1,897)	$(1,856)	$(4,600)	$(5,580)

Basic and diluted loss per share:
Net loss available to common stockholders from continuing operations	$(0.06)	$(0.06)	$(0.015)	$(0.12)
Net gain available to common stockholders from discontinued operations	$0.03	$0.03	$0.07	$0.04

Basic and diluted weighted-average common shares outstanding	60,439,140	62,267,024	60,051,624	66,417,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETAIL PRO, INC. AND SUBSIDIARIES
(Formerly known as Island Pacific, Inc.)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)

	Nine Months Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,600)	$(5,580)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	795	828
Amortization of debt discount	1,579	2,555
Gain on sale of discontinued operations	(1,792)	-
Provision for allowance for doubtful accounts, net of recoveries	63	4
Stock-based compensation	104	113
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable and other receivables	131	(740)
Prepaid expenses and other assets	(1,364)	(754)
Accounts payable and accrued expenses	4,677	539
Deferred revenue	(1,775)	367
Net cash used by continuing operations	(2,182)	(1,160)
Net cash provided by discontinued operations	3,799	2,696
Net cash provided (used) by operating activities	1,617	1,536

Cash flows from investing activities:
Purchases of furniture and equipment	(385)	(145)
Proceeds from sale of discontinued operations	10,170	-
Capitalized software development costs	(1,724)	(1,376)
Net cash provided (used) by investing activities	8,061	(1,625)

Cash flows from financing activities:
Proceeds from term notes and contracts	-	1,356
Payments on term notes	(7,584)	(550)
Net cash provided (used) by financing activities	(7,584)	1,286

Effect of exchange rate changes on cash	-	(30)

Net decrease in cash and cash equivalents	2,094	791
Cash and cash equivalents, beginning of period	565	542

Cash and cash equivalents, end of period	$2,659	$1,333

Supplemental disclosure of cash flow information:
Interest paid	$701	$1,192
Income taxes paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Issued 200,000 shares of common stock and a warrant to purchase 200,000 shares of common stock related to the termination of a product distribution agreement	$20	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETAIL PRO, INC. AND SUBSIDIARIES
(Formerly known as Island Pacific, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 - ORGANIZATION AND BASIS OF PREPARATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements.  Accordingly, they do not include all of the information and notes required for complete financial statements.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 and for all the periods presented have been made.

On October 31, 2007 the Company announced the signing of a definitive Asset Purchase Agreement (“Agreement”) to sell its Island Pacific Retail Management Solutions (IPMS) business unit with the “Island Pacific” name and related trademarks, service marks, trade names and all goodwill associated with the name “Island Pacific”.  The Agreement transaction closed on December 20, 2007.  This operation is considered to be discontinued as defined under Financial Accounting Standard No. 144 (“FAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” and require specific accounting and reporting for this quarter which differs from the approach used to report the Company’s results in prior quarters.  It also requires a restatement of comparable prior periods to conform to the required presentation.

The Company’s financial statements reflect the accounting and disclosure requirements of FAS No. 144 which mandates the segregation of operating results for the current quarter and comparable prior quarters of the current year and the balance sheet related to the operation to be sold from those related to ongoing operations.  Accordingly, the consolidated condensed statements of income for the three and nine month periods ending December 31, 2007 and 2006 reflect this segregation as a gain or loss from discontinued operations.  The segregation of the total assets of the operation to be sold is disclosed in the accompanying footnotes to the consolidated condensed financial statements (see Note 13).

The Company has evaluated the determination of its reporting segments as a result of the changes in its organizational structure and the classification of IPMS (“the Retail Management segment”) to discontinued operations during the third quarter of 2008 in accordance with Financial Accounting Standards No. 131 (“FAS No. 131’), Disclosures about Segments of an Enterprise and related Information”.  The Company has determined it has two reportable segments for continuing operations, Store Solutions and Multi-Channel Retail.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended March 31, 2007.

The results of operations for the three and nine months ended December 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN UNCERTANTITY

We incurred a loss of $1.9 million for the three months ended December 31, 2007, have a recent history of losses and have not been able to achieve profitability.   The recent losses have generally been due to difficulties completing sales for new application software licenses, deferral of gross profit from contracts in process to future periods, a change in sales mix toward lower margin services, and debt service expenses.  We will need to generate additional revenue and reduce expenses to achieve profitability in future periods.  In that regard, we are implementing a strategic plan to integrate our product lines and unify our processes and operations.  This plan is a continuation of the Company’s drive towards profitability.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and March 31, 2007 consisted of the following (in thousands):

	December 31,	March 31
	(unaudited)	(unaudited)

Computer and office equipment and purchased software	$1,357	$3,000
Furniture and fixtures	155	308
Leasehold improvements	67	332
	1,.579	3,640
Less accumulated depreciation and amortization	1,276	3,333
Total	$303	$307

Depreciation expense for the three months ended December 31, 2007 and 2006 was $55 thousand and $74 thousand, respectively.  Depreciation expense for the nine months ended December 31, 2007 and 2006 was $158 thousand and $245 thousand, respectively.

NOTE 4 - GOODWILL AND OTHER INTANGIBLES

At December 31, 2007 and March 31, 2007, goodwill and other intangibles consist of the following (in thousands):

	December 31, 2007
		(unaudited)		March 31, 2007

	Gross carrying	Accumulated		Gross carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net

Goodwill	$13,511	-	$13,511	$28,993	$(6,009)	$22,984

Other intangibles:
Amortized intangible assets
Software technology	8,921	(2,622)	6,299	30,818	(20,267)	10,551
Customer relationships	1,836	(771)	1,065	1,836	(646)	1,190
Unamortized intangible trademark	833	-	833	833	-	833
	11,590	(3,393)	8,197	33,487	(20,913)	12,574
Total goodwill and other intangibles	$25,101	(3,393)	$21,708	$62,480	$(26,922)	$35,558

Software and customer relationships are amortized on a straight-line basis over their useful lives, seven and ten years, respectively.  The goodwill and the trademark have indefinite useful lives and are not subject to amortization.

Amortization expense (unaudited) for the three months and for the nine months ended December 31, 2007 and 2006 consists of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Amortization of Capitalized Software Development Costs Included in Cost of Revenues	$193	$193	$578	$578
Amortization of Other Intangible Assets	42	42	125	125
	$235	$235	$703	$703

NOTE 5 – DEFERRED ROYALTIES AND RELATED MAINTENANCE

On May 21, 2007, we entered into a contract for $409 thousand with Oracle USA, Inc. to buyout the royalties that would apply to embedding the Oracle Business Intelligence Application Package in Version 9 of our Retail Pro® software.  We also purchased a one-year support contract for $78 thousand. On May 22, 2007, we entered into a contract for $550 thousand with Oracle USA, Inc. to buyout the royalties that would apply to the embedding of Oracle database software in upgrades to Version 9 of our Retail Pro® software from earlier versions.  We also purchased a two-year support contract for $209 thousand.

The royalty buyouts will be amortized as upgrades are delivered and the support contract will be amortized commencing with the General Release of Version 9 in January 2008 over a forty one month period, the remaining terms of the royalty buyout agreements.

NOTE 6 - CONVERTIBLE DEBENTURES AND TERM NOTES

CONVERTIBLE DEBENTURES

Convertible debentures at December 31, 2007 and March 31, 2007 consist of the following (in thousands):

	December 31
	(unaudited)	March 31

9% convertible debentures, due May 2007	$913	$913
Convertible term note, bearing interest at the prime rate plus 2%, due July 2007, net of unamortized debt discount of $0 and $570, respectively	2,067	6,218
Convertible term notes, bearing interest at the prime rate plus 1%, due June 2008, net of unamortized debt discount of $617 and $1,626, respectively	3,582	2,574
	6,562	9,705
Less: current maturities	6,562	7,185
Long-term portion of convertible notes	$-	$2,520

TERM NOTES

Term Notes at December 31, 2007 and March 31, 2007 consist of the following (in thousands):

	December 31,	March 31,
	(Unaudited)

Note payable, bearing interest at the prime rate plus 2%, due April 30, 2007	$675	$675
Note payable, bearing interest at the prime rate plus 2%, due June 30, 2007	-	2,625
Non-interest bearing Note payable, due June 30, 2007	-	237
	$675	$3,537

NOTE 7 - DEFERRED REVENUE

Deferred revenue as of December 31, 2007 and March 31, 2007 consists of the following (in thousands):

	December 31,
	(unaudited)	March 31

Contracts in Process	$-	$236
Prepaid Support Service	4,585	5,861
Customer Deposits	365	628
	4,950	6,725
Less: Current Portions	3,452	5,599
Long-Term Deferred Revenue	$1,498	$1,126

NOTE 8 – SHARE-BASED COMPENSATION

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

Share based compensation included in Selling, General and Administrative Expenses in the three months ended December 31, 2007 and 2006 was $46 thousand and $607 thousand, respectively.  Share based compensation included in Selling, General and Administrative Expenses in the nine months ended December 31, 2007 and 2006 was $192 thousand and $834 thousand, respectively.

NOTE 9 - EQUITY TRANSACTIONS

In the three months ended December 31, 2007, we had the following equity transaction:

•	On October 15, 2007 we issued 466,667 and 100,000 shares of common stock as director fees with a fair market value of $51,334 and $8,000 respectively.

NOTE 10 - LOSS PER SHARE

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per common shares ("diluted EPS") reflect the potential dilutive effect, determined by the treasury method, of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  Loss per share for the three and nine months ended December 31, 2007 and 2006 is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net loss available to common stockholders from continuing operations	$(3,599)	$(3,391)	$(8,544)	$	(7,771)
Net gain available to common stockholders from discontinued operations	$1,792	$1,535	$3,944		$2,377

Basic and diluted weighted average shares	60,439	62,267	60,052		66,417

Basic and diluted loss per share from continuing operations	$(0.06)	$(0.06)	$(0.15)		$(0.12)
Basic and diluted gain per share from discontinued operations	$0.03	$0.03	$0.07		$0.04

The following potential common shares have been excluded from the computation of diluted net loss per share at December 31, 2007 and 2006, because the effect would have been anti-dilutive:

	December 31,
	2007	2006
Outstanding options under our stock option plans	11,756,697	9,538,302
Outstanding options granted outside our stock option plans	28,910,295	28,540,000
Warrants issued in conjunction with private placements	-	-
Warrants issued for services rendered	1,009,565	1,049,565
Warrants issued in conjunction with convertible debentures	16,092,048	17,795,098
Series A Convertible Preferred Stock	-	-
Convertible debt	35,896,010	59,501,075

Total	93,654,665	116,424,040

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

We have structured our operations into two strategic business units that are separate reporting structures.  The business units are , store solutions and multi-channel retail solutions.  Our operations are conducted principally in the United States and the United Kingdom.  In addition, we manage long-lived assets by geographic region.  The business units are as follows:

•
Store Solutions - Through our acquisition of Retail technologies, Inc.  (“RTI”), we focused our Store Solutions offerings on “Retail Pro®,” which provides a total solution for small to mid-tier retailers worldwide.  Retail Pro® is currently used by approximately 10,000 businesses in over 45,000 stores in 73 countries.  The product is translated into eighteen languages making it one of the few quality choices for the global retailer.  At its core, Retail Pro® is a high performance, 32-bit Windows application offering point-of-sale, inventory control and customer relations management.  Running on WindowsNT, Windows2000, Windows XP Professional and Windows.Net platforms, Retail Pro® combines a fully user-definable graphical interface with support for a variety of input devices (from keyboard to touch screen).  Its Retail Business Analytics module includes an embedded Oracle(r) 9i database. Retail Pro® is fast and easy to implement.  The software has been developed to be very flexible and adaptable to the way a retailer runs its business.

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

A summary of the net sales and operating income (loss), excluding depreciation and amortization expense, and identifiable assets attributable to each of these business units from continuing operations are as follows (in thousands):

	Three Months Ended December 31, ,		Nine Months Ended December 31,,
	2007	2006	2007	2006

Net sales from continuing operations:
Store Solutions	$3,121	$2,808	$9,282	$9,043
Multi-channel Retail	360	652	1,231	1,656
Consolidated net sales	$3,481	$3,460	$10,513	$10,699

Operating income (loss):
Store Solutions	$(597)	$113	$(887)	$1,761
Multi-channel Retail	(205)	58	(459)	(49)
Other (see below)	(1,636)	(1,141)	(3,580)	(3,243)
Consolidated operating income (loss)	$(2,438)	$(970)	$(4,926)	$(1,531)

Other operating loss:
Depreciation	$(79)	$(83)	$(225)	$(251)
Administrative costs and other non-allocated expenses	(1,557)	(1,058)	(3,355)	(2,992)
Consolidated other operating loss	$(1,636)	$(1,141)	$(3,580)	$(3,243)

	December 31,	March 31,
	2007	2007

Identifiable assets:
Retail Management	$-	$16,519
Store Solutions	28,541	19,524
Multi-channel Retail	3,923	3,962
Consolidated identifiable assets	$32,464	$40,005

Goodwill, Net of amortization
Retail management	$-	$9,474
Store Solutions	10,489	10,488
Multi-channel Retail	3,022	3,022
Consolidated goodwill	$13,511	$22,984

Operating income (loss) in Store Solutions and Multi-channel Retail includes direct expenses for software licenses, maintenance services, programming and consulting services, sales and marketing expenses, product development expenses, and direct general, administrative and depreciation expenses.  The "Other" caption includes depreciation, amortization of intangible assets, non-allocated costs and other expenses that are not directly identified with a particular business unit and which we do not consider in evaluating the operating income of the business unit.

We currently operate in the United States, United Kingdom and other international areas.  The following is a summary of local operations by geographic area (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Net Sales:
United States	$2,375	$2,320	$6,886	$7,067
United Kingdom	66	52	333	136
All Other International	1,040	1,088	3,294	3,496

Total net sales	$3,481	$3,460	$10,513	$10,699

	December 31, 2007	March 31, 2007

Long-lived assets:
United States	$22,292	$36,175
United Kingdom	-	5

Total long-lived assets	$22,292	$36,180

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Since November 2005, certain of our Retail Pro® software customers had been contacted by Acacia Technologies Group (“Acacia”) regarding alleged infringement of U.S. Patent 4,707,592 (the “592 Patent”) and are requesting indemnification for any infringement claim regarding the `592 Patent which expired in October 2005.  We retained patent counsel and, based on his advice, have notified customers in question that it is our position that there is no merit to any potential claim that Retail Pro® software infringes the patent.  In direct discussions between our counsel and Acacia, no information was provided indicating that Retail Pro® software infringes the`592 Patent.  Acacia had alleged infringement against a number of retailers including a small number of Retail Pro® software users.  We are not named in the lawsuit and, although some customers have indicated that they may seek indemnification, no actual lawsuits have been filed against us.

On May 25, 2005, the United States Securities and Exchange Commission (“SEC”) notified us that it had begun an informal inquiry relating to the Company.  We cooperated completely with the SEC’s informal inquiry.  On July 20, 2005, the SEC informed us that it had issued a formal order of investigation in this matter.  In connection with the investigation, the SEC is seeking information regarding our, and our subsidiaries, financial condition, results of operations, business, accounting policies and procedures, internal controls, issuances of common stock and stock options, sales of common stock and option exercises by insiders, employees and consultants as well as our internal revenue recognition investigation relating to the timing of revenue recognition for certain transactions during the fiscal years ended March 31, 2003, 2004 and 2005.  The scope, focus and subject matter of the SEC investigation may change from time to time and we may be unaware of matters under consideration by the SEC.  We are cooperating with the SEC in its investigation.

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

NOTE 13 – ASSET SALE

On December 21, 2007, pursuant to the terms of an Asset Purchase Agreement effective October 31, 2007 (the “Agreement”), by and between the Company and 3Q Holdings and Affiliates (“3Q”), Retail Pro assigned and sold to 3Q the Island Pacific Merchandising Systems (the “Division”) assets which included all rights, title and interests worldwide of Retail Pro in and to (i) the Division Products, (ii) the Assumed Contracts, (iii) the Division Material, (iv) all Division Intellectual Property rights, (v) all claims of the Division against third parties related to the purchased assets, whether choate or inchoate, known or unknown, contingent or non-contingent, (vi) all data and information that is collected from, or on behalf of customers of the Division who are parties to the Assumed Contracts (the “Customer Base”), (vii) all other tangible or intangible assets of the Division used in the business and necessary for the operation of the Product except for cash for the aggregate purchase price of $16.0 million.  As a result of the sale, the Company realized a gain of approximately $1.8 million due primarily to cash received and the immediate recognition of previously un-recognized deferred revenue.

The Company was not reasonably certain that 3Q would be able to secure the financing necessary to close the transaction.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset,” once the 3Q financing was more probable than not, the Company classified the identifiable assets and liabilities of the disposal group as held for sale.

The assets and liabilities included as part of the disposal group are summarized below as follows:

	December 21, 2007	March 31, 2007
Current assets	$537	$1,038
Fixed assets	239	82
Intangible assets	13,024	14,873
Current portion of deferred revenue	(793)	(2,523)
Total carrying value of the disposal group	$13,007	$13,470

NOTE 14 - RELATED-PARTY TRANSACTIONS

In connection with the Page Digital acquisition, we assumed a three-party lease agreement for our Colorado offices between CAH Investments, LLC ("CAH"), wholly owned by the spouse of one of our former executive officers, Larry Page, and Southfield Crestone, LLC, whereby Page Digital agreed to lease offices for ten years expiring on December 31, 2011.  CAH and Southfield Crestone LLC are equal owners of the leased property.  Rent expense related to this lease is $21 thousand and $60 thousand for the three months ended December 31, 2007 and 2006, respectively, and $64 thousand and $148 thousand for the nine months ended December 31,, 2007 and 2006, respectively.  A security deposit of $170,000 relating to this lease is included in other long-term assets at December 31, 2007 and March 31, 2007.

NOTE 15 - SUBSEQUENT EVENTS

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

The Note is due on February 29, 2009 and bears interest at the "prime rate" plus 2%, provided that in no event shall the Contract Rate (as defined in the Note) be less than 9.5%. The Company may prepay the Note at any time, in whole or in part, without penalty or premium. The Note provides for mandatory prepayment as the Company receives payment(s) pursuant to that certain Vendor Loan Agreement dated as of December 21, 2007 by and among the Company, 3Q Holdings Limited, Island Pacific (UK) Limited and Applied Retail Solutions, Inc. (the "Purchasers") which, among other things, sets forth the certain agreements relating to the Company's financing of $3,000,000 of the purchase price for assets of the Company sold to 3Q Holdings Limited.

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

The Omnibus Amendment and Waiver also provided an acknowledgement that the company had caused occurrences of default with three notes and accordingly acknowledged default payments in the amount of $755,626.  The entire amount of the penalty has been recognized as of December 31, 2007.

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

In recent periods, revenues have continued to grow, we have rebuilt our staffing infrastructure, released version 9 of the Retail Pro point of sale software with significant enhancements thereto,  reduced  operating losses, and developed plans for achieving profitability.  Improvement in our operations has been derived from:

•	Appointment of a new management team in the current fiscal year.
•	Sold the Retail Management division
•	Significantly reduced debt
•	New focus on R & D for core products and termination of unprofitable partner ventures;
•	Introduction of new products to the market;
•	Opening of a Europe, Middle East and Africa division through our UK office to better serve the business
Partner’s in these regions marketing Retail Pro;
•	Opening an Asia Pacific office in Sydney, Australia and Beijing China to serve the Greater Chinese Geography, and develop a dedicated team to better serve Latin America.

We believe that these actions will position us to achieve revenue growth and profitability.

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

REVENUES

License revenue for our Store Solutions division was flat for the three months ended December 31, 2007 compared to the three months ended December 31, 2006, primarily due to anticipation of the release of Version 9 of our Retail Pro® software.  Professional services revenue of our Store Solutions division increased approximately $0.2 million due to the delay of license purchases.  Payment processing services and technical support services revenue increased approximately $0.1 million for the three months ended December 31, 2007 compared to the three months ended December 31, 2006, primarily due an increase in support renewals..

License revenues of our Multi-Channel division decreased by approximately $0.3 million for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  The revenue for professional services, payment processing services and technical support was flat for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

These changes in Product and Services revenues resulted in net revenue being flat in the amount of $3.5 million for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

The three months ended December 31, 2007 continues the trend of the fiscal year ended March 31, 2007.  The slowdown in the U.S. and world economies caused the retail industry to be more cautious with its investment in information systems which resulted in a lack of growth in sales and in extended sales cycles.  In addition, our financial condition may have interfered with our ability to sell new large enterprise application software licenses, as implementation of large enterprise applications generally requires extensive future services and support, and some potential customers have expressed concern about our financial ability to provide these ongoing services.  The effect of these conditions has carried over to the current quarter.

COST OF REVENUES/GROSS PROFIT

The cost of revenues increased approximately 9% or $0.1 million to $1.2 million for the three months ended December 31, 2007 compared to cost of revenue of $1.1 million for the three months ended December 31, 2006.  The increase was due to the use of third parties to provide the necessary services.  Total gross profit in was flat for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

APPLICATION DEVELOPMENT EXPENSE

Application development expense increased by $0.2 million, or approximately 34%, to $0.8 million in the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  This increase resulted from our continued effort to upgrade our existing software line while we continued to develop new software technologies.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was $0.1 million for the three months ended December 31, 2007 and the three months ended December 31, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses increased by $1.2 million to $3.8 million for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  The increase is attributable to $0.4 million for bonus associated with the sale of the Island Pacific Retail Management Solutions Division and $0.6 million for salaries and wages of approximately 25 incremental staff over the same three month period ended December 31, 2006.

OPERATING INCOME

The loss from continuing operations, which included depreciation and amortization expense, increased $0.3 million for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The increase in the loss from continuing operations was due primarily to the increase in Selling, General, and Administrative expense.

INTEREST EXPENSE

Interest expense increased by $0.4 million in the three months ended December 31, 2007 compared to the three months ended December 31, 2006, as a result of $0.4 million of default interest on the Laurus Convertible and Term Notes.

NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2006

REVENUES

Revenue for the nine months ended December 31, 2007 compared to the to the nine months ended December 31, 2006, decreased by $0.2 million from $10.7 million to $10.5 million. The Store Solutions product revenue decreased $0.3 million for the period as a result of a delay in the release of Version 9 of the Retail Pro® software.  The Multi-Channel product revenue decreased by $0.2 million for the period as a result of less professional service business.  The decrease in the segments product revenue of $0.5 million for the nine months ended December 31, 2007 compared to the to the nine months ended December 31, 2006 was partially offset by a $0.3 million increase in support revenue for the period.

Revenues from existing customers are increasing because of new product sales as well as software subscription renewals, however, new customer sales have been hindered by market factors and the delay in releasing Version 9 of the Retail Pro® software.  The slowdown in the U.S. and world economies combined with the fear of future terrorist attacks and the ongoing hostilities in the world caused the retail industry to be more cautious with their investment in information systems and deliberately evaluating solutions, which resulted in decreases in sales and in extended sales cycles.  In addition, our financial condition may have interfered with our ability to sell new application software licenses, as implementation of our applications generally requires extensive future services and support, and some potential customers have expressed concern about our financial ability to provide these ongoing services.  The effect of these conditions has carried over to the current quarter.

COST OF REVENUES/GROSS PROFIT

Total cost of revenue were flat for the nine months ended December 31, 2007, compared to the nine months ended December 31, 2006. As a result of the decrease in revenue, the total gross profit was approximately $0.2 million less for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.

APPLICATION DEVELOPMENT EXPENSE

Application development expense increased by $1.1 million for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 from $1.6 million to $2.7 million, an increase of 69%. This increase resulted from our continued effort to upgrade our existing software line while we continue to develop new software technologies.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was flat for the nine months ended December 31, 2007 compared to the nine months ended December 21, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses increased approximately $2.0 million, (29%) to $9.3 million for the nine months ended December 31, 2007, compared to the nine months ended December 31, 2006.  The increase in expense is due primarily to an increase in development engineers and marketing personnel to expedite the beta testing of Version 9 of the Retail Pro® software and prepare for an aggressive marketing effort when the product is ready for general release.

OPERATING LOSS

The operating loss for the nine months ended December 31, 2007 was $4.9million compared to an operating loss of $1.5 million for the nine months ended December 31, 2006.  The $3.4 million increase in operating loss is primarily due to the addition of development and marketing staff .

INTEREST EXPENSE

Interest expense increased $0.8 million to $2.0 million for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.  The increase in interest expense was  a result of approximately $0.8 million of default interest on the Convertible and Term Notes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the nine months ended December 31, 2007, we financed our operations using cash on hand, cash provided by operations, and proceeds from the sale of the IPMS Division.  At December 31, 2007 and March 31, 2007, we had cash of $2.7 million and $0.6 million, respectively.

Continuing operations activity used cash in the amount of $2.1 million in the nine months ended December 31 2007 and cash of $0.8 million in the nine months ended December 31, 2006.  Cash provided by continuing operations activity in the nine months ended December 31, 2007 results from $4.6 million net loss which includes non-cash depreciation and amortization of $0.8 million, amortization of debt discount of $1.6 million, and stock based compensation of $0.1 million.  Similarly, in the nine months ended December 31, 2006, the net loss of $5.4 million included non-cash depreciation and amortization of $0.8 million and amortization of debt discount of $2.3 million and stock based compensation expense in the amount of $0.3 million.  The cash provided by discontinued operations was $3.8 million for the period ended December 31, 2007 and $1.8 million for the period ended December 31, 2006.   The cash flow provided by operating activities the nine months ended December 31, 2007 is primarily due to an increase in accounts payable and accrued expense. The cash flow provided by operating activities the nine months ended December 31, 2006 is primarily due to an increase in accounts payable, accrued expense and deferred revenue.

Investing activities provided cash of $8.1 million for the nine months ended December 31, 2007 and used cash of $1.6 million for the nine months ended December 31, 2006.  The cash provided by investing activities for the nine months ended December 31, 2007 was a result of the net proceeds from the sale of the discontinued operation in the amount of $10.2 million offset by capitalized development costs in the amount of $1.7 million and the purchase of fixed assets in the amount of $0.4 million.  The cash used by investing activities for the nine months ended December 31, 2006 was primarily due to capitalized software costs in the amount of $1.5 million.

Financing activities used cash in the amount of $7.6 million for the nine months ended December 31, 2007 and provided cash in the amount of $1.3 million for the nine months ended December 31, 2006. Cash used by financing activities for the nine months ended December 31, 2007 was to reduce the principal on debt and other long term obligations.  Cash provided by financing activities for the nine months ended December 31, 2007 was proceeds from term notes and contracts offset by payments on term notes.

We believe that our cash, cash equivalents and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months.  Our future capital requirements depend on many factors, including our application development, sales and marketing activities.  In addition, we have incurred losses for the last three fiscal years and we had a negative working capital at December 31, 2007. In the long-term, we anticipate that cash from operations will be sufficient to provide liquidity for our normal operating requirements.  However, our growth may depend on additional financing, and we do not know whether additional financing will be available when needed, or available on terms acceptable to us.  We may raise capital through public or private equity or debt financings.  If we are unable to raise the needed funds, we may be forced to curtail some or all of our activities and we may not be able to grow.

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

The company is presently finalizing an agreement to further extend the filing deadline and initial effectiveness date.

The outstanding balance of Midsummer Debenture, including accrued interest, is $1.0 million.

TOMCZAK/BOONE

In connection with the RTI acquisition in June 2004, we issued promissory notes to RTI's two principals, Michael Tomczak and Jeffrey Boone, totaling $2.6 million ("Officers Notes").  The Officers Notes were due on June 1, 2006 and payable in monthly installments in aggregate of $20,000 from June 1, 2004 through May 1, 2005, increasing to $0.2 million from June 1, 2005.  The Officers Notes earn interest at a rate of 6.5% per annum.  The balance of the Officers Notes is $2.5 million at December 31, 2007.

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

The balance of the Laurus 2004 Convertible Note, including accrued interest, is $2.1 million at December 31 2007.

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

The balance of the June 2005 Convertible Notes, including accrued interest, is $4.3 million at December 31, 2007.

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

The balance of the November 2005 Term Notes, including accrued interest, is $0.7 million at December 31, 2007.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations, including purchase commitments at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payment due by period

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
		(in thousands)
Long-term debt obligations	$7,854	$7,854	$-	$-	$-
Operating leases	6,184	1,672	3,315	1,197	-
Purchase obligations	9,295	9,295	-	-	-

Total contractual cash obligations	$23,333	$18,821	$3,315	$1,197	$-

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
d)	reasonable assurance of the collectability of the proceeds; and
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

INTEREST RATE RISK

At December 31, 2007, we have $2.1 million of outstanding debt under the Laurus 2004 Convertible Note issued July 12, 2004 bearing interest at the prime rate plus 2%.  At December 31, 2007  the applicable interest rate, based on the prime rate, is 9.25%.

At December 31,  2007, we have $3.2 million outstanding under the June 2005 Convertible Notes issued June 15, 2005 bearing interest at the prime rate plus 1%.  At December 31, 2007, the applicable interest rate, based on the prime rate, is 8.25%.

At December 31, 2007, we have $0.9 million outstanding under term notes to Midsummer bearing interest at the prime rate plus 2%.  At December 31, 2007, the applicable interest rate, based on the prime rate, is 9.25%.

FOREIGN CURRENCY EXCHANGE RATE RISK

We conduct business in various foreign currencies, primarily in Europe.  Sales are typically denominated in the local foreign currency, which creates exposures to changes in exchange rate.  These changes in the foreign currency exchange rates as measured against the U.S. dollar may positively or negatively affect our sales, gross margins and retained earnings.  We attempt to minimize currency exposure risk through decentralized sales, development, marketing and support operations, in which substantially all costs are local-currency based.  There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the foreign currency.  We do not hedge against foreign currency risk.  Approximately 20% of our total revenues were denominated in currencies other than the U.S. dollar for each of the nine months ended December 31, 2007 and 2006, respectively.

EQUITY PRICE RISK

We have no direct equity investments.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial and accounting officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that were in effect at the end of the period covered by this report.  Based on their evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective to ensure that all material information relating to us that is required to be included in the reports that we file with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no new reportable events and no material developments in the status of any legal proceedings.  See Note 10 to the accompanying financial statements.

ITEM 1A.  RISK FACTORS

INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN OUR FORM 10-K FOR THE YEAR ENDED MARCH 31, 2007 AND FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2007.  INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THOSE DESCRIBED BELOW, RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.  IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS COULD BE HARMED.  THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT.  SEE THE NOTE REGARDING FORWARD-LOOKING STATEMENTS INCLUDED AT THE BEGINNING OF ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THIS FORM 10-Q.

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

WE HAD NEGATIVE WORKING CAPITAL AT DECEMBER 31, 2007 AND IN THE PRIOR FISCAL YEAR, AND WE HAVE EXTENDED PAYMENT TERMS WITH A NUMBER OF OUR SUPPLIERS.

At December 31, 2007 and March 31, 2007, we had negative working capital of $11.2 million and $17.1 million, respectively.  We have had difficulty meeting operating expenses, including interest payments on debt, lease payments and supplier obligations.  We have at times deferred payroll for our executive officers, and borrowed from related parties to meet payroll obligations.  We have extended payment terms with our trade creditors wherever possible.

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

INTANGIBLE ASSETS MAY BE IMPAIRED MAKING IT MORE DIFFICULT TO OBTAIN FINANCING.

Goodwill, capitalized software, and other intangible assets represent approximately 66.6% of our total assets as of December 31, 2007.  We may have to impair or write-off these assets, which will cause a charge to earnings and could cause our stock price to decline.  Any such impairment will also reduce our assets, as well as the ratio of our assets to our liabilities.  These balance sheet effects could make it more difficult for us to obtain capital, and could make the terms of capital we do obtain more unfavorable to our existing stockholders.

FOREIGN CURRENCY FLUCTUATIONS MAY IMPAIR OUR COMPETITIVE POSITION AND AFFECT OUR OPERATING RESULTS.

Fluctuations in currency exchange rates affect the prices of our applications and services and our expenses, and foreign currency losses will negatively affect profitability or increase losses.  Approximately 32% of our revenues were in the Americas, Europe and Asia, respectively, in the three months ended December 31, 2007.  Many of our expenses related to foreign sales, such as corporate level administrative overhead and development, are denominated in U.S. dollars.  When accounts receivable and accounts payable arising from international sales and services are converted to U.S. dollars, the resulting gain or loss contributes to fluctuations in our operating results.  We do not hedge against foreign currency exchange rate risks.

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

On July 12, 2004 and June 15, 2005, Laurus purchased convertible notes from us in the amounts of $7 million and $3.2 million, respectively which are secured by all of our assets.  In addition, Laurus purchased our term note dated November 16, 2005 in the amount of $637,500, which was amended to $1,275,000, $2,025,000 and $2,625,000 on March 23, 2006, November 27, 2006 and March 31, 2007, respectively.  At December 31, 2007, convertible notes may be converted into 33,262,476 shares of our common stock.  In addition, warrants and options issued in connection with the sale of the convertible and term notes are exercisable for approximately 28,700,000 shares of our common stock.  Consequently, Laurus beneficially owns approximately 40.7% of our outstanding common stock.  If Laurus converts the convertible notes to common stock and exercises the warrants and options, it may have effective control over all matters affecting us, including:

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

We have issued options and warrants to acquire common stock to our employees and certain other persons at various prices, some of which are or may in the future have exercise prices at below the market price of our stock.  We have outstanding options and warrants for shares at December 31, 2007.  Of these options and warrants, shares have exercise prices above the December 31, 2007 market price of $0.06 per share, and shares have exercise prices at or below that market price.  If exercised, these options and warrants will cause immediate and possibly substantial dilution to our stockholders.

Our existing stock option plans have approximately shares available for issuance as of December 31, 2007.  Future options issued under the plan may have further dilutive effects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31,, 2007, there were no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three months ended December 31, 2007, there were no defaults upon senior securities.  On February 28, 2008, the Company acknowledged occurrences of default with three notes and accordingly acknowledged default payments in the amount of $755,626.  The entire amount of the penalty has been recognized and paid as of December 31, 2007.  The Company acknowledged occurances of default under the Midsummer indebtedness and is presently finalizing an agreement to restructure that indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended December 31, 2007, no matters were submitted to a vote of security holders.

ITEM 5. OTHER INFORMATION

The information required to be disclosed on Form 8-K during the three months ended December 31, 2007 was as follows:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit	Description

31.1	Certification of CEO required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

32.3	On March 26, 2008, we filed a Form 8-K dated March 20, 2008, disclosing as Item 5.02 (c) the appointment of John C. Redding as the Company's corporate Secretary, effective March 20, 2008.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 29, 2008	Retail Pro, Inc. Registrant /S/ Alfred F. Riedler Vice President of Finance (Principal Financial and Accounting Officer) Signing on behalf of the registrant