Form 10-Q/A
period 2007-12-31
Retail Pro, Inc.
filed 2008-05-30
CIK 866535

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

Explanatory Note (Amendment No. 1)

This Amendment No. 1 on Form 10-Q ("Amendment" or "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007, which was filed with the Securities and Exchange Commission on May 30, 2008 (the "Original Filing"), is being filed to amend Part I, Item 1 - Financial Statements to correct a clerical error in the Consolidated Condensed Statement of Cash Flows for 2006 (Unaudited) at “Prepaid expenses and other assets,” “Net cash provided (used) by investing activities” and “Net cash provided (used) by financing activities.”  In addition, the Company is including with this Amendment certain currently dated certifications.  This Form 10-Q/A amends and replaces the Original Filing in its entirety.  The Company is refiling the entire Original Filing (as amended by this Form 10-Q/A) with this Form 10-Q/A. Except as described above, no changes have been made to the Original Filing.

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

RETAIL PRO, INC. AND SUBSIDIARIES
(Formerly known as Island Pacific, Inc.)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)

	Nine Months Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(4,600)	$(5,580)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	795	828
Amortization of debt discount	1,579	2,555
Gain on sale of discontinued operations	(1,792)	-
Provision for allowance for doubtful accounts, net of recoveries	63	4
Stock-based compensation	104	113
Changes in assets and liabilities net of effects from acquisitions:
Accounts receivable and other receivables	131	(740)
Prepaid expenses and other assets	(1,364)	754
Accounts payable and accrued expenses	4,677	539
Deferred revenue	(1,775)	367
Net cash used by continuing operations	(2,182)	(1,160)
Net cash provided by discontinued operations	3,799	2,696
Net cash provided (used) by operating activities	1,617	1,536

Cash flows from investing activities:
Purchases of furniture and equipment	(385)	(145)
Proceeds from sale of discontinued operations	10,170	-
Capitalized software development costs	(1,724)	(1,376)
Net cash provided (used) by investing activities	8,061	(1,521)

Cash flows from financing activities:
Proceeds from term notes and contracts	-	1,356
Payments on term notes	(7,584)	(550)
Net cash provided (used) by financing activities	(7,584)	806

Effect of exchange rate changes on cash	-	(30)

Net decrease in cash and cash equivalents	2,094	791
Cash and cash equivalents, beginning of period	565	542

Cash and cash equivalents, end of period	$2,659	$1,333

Supplemental disclosure of cash flow information:
Interest paid	$701	$1,192
Income taxes paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Issued 200,000 shares of common stock and a warrant to purchase 200,000 shares of common stock related to the termination of a product distribution agreement	$20	$-

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

Date: May 30, 2008	Retail Pro, Inc. Registrant /S/ Alfred F. Riedler Vice President of Finance (Principal Financial and Accounting Officer) Signing on behalf of the registrant